Form 10-Q
period 2015-03-31
Amphastar Pharmaceuticals, Inc.
filed 2015-05-14
CIK 1297184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

The number of shares outstanding of the Registrant’s only class of common stock as of May 11, 2015 was 44,724,202.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

Special Note About Forward-Looking Statements

Part I. FINANCIAL INFORMATION

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

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

You should read this Quarterly Report and the documents that we reference elsewhere in this Quarterly Report completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. We discuss many of these risks and uncertainties in greater detail in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2014, particularly in Item 1A. “Risk Factors.” These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report regardless of the time of delivery of this Quarterly Report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report to “Amphastar,” “the Company,” “we,” “our,” and “us” refer to Amphastar Pharmaceuticals, Inc. and our subsidiaries, unless the context indicates otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$68,588	$67,828
Restricted cash and restricted short-term investments	1,495	1,495
Accounts receivable, net	21,653	22,852
Inventories, net	84,887	82,332
Income tax refund and deposits	2,333	273
Prepaid expenses and other assets	3,934	3,683
Deferred tax assets	19,707	19,533
Total current assets	202,597	197,996
Property, plant, and equipment, net	138,276	138,289
Goodwill and intangible assets, net	41,326	42,565
Other assets	4,447	3,588
Deferred tax assets	9,856	6,932

Total assets	$396,502	$389,370

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$18,948	$10,161
Accrued liabilities	14,663	13,144
Income taxes payable	3,000	3,123
Accrued payroll and related benefits	13,864	11,449
Current portion of product return accrual	2,042	1,918
Current portion of deferred revenue	6,886	14,013
Current portion of long-term debt and capital leases	12,531	7,594
Current portion of deferred tax liabilities	156	1,193
Total current liabilities	72,090	62,595

Long-term product return accrual	539	490
Long-term reserve for income tax liabilities	1,046	499
Long-term deferred revenue	1,821	1,982
Long-term debt and capital leases, net of current portion	35,886	36,106
Long-term deferred tax liabilities	5,839	5,838
Total liabilities	117,221	107,510
Commitments and Contingencies:
Stockholders’ equity:
Preferred stock: par value $.0001; authorized shares—20,000,000; no shares issued and outstanding	—	—
Common stock: par value $.0001; authorized shares—300,000,000; issued and outstanding shares—44,662,037 and 44,646,767 at March 31, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	223,313	220,745
Retained earnings	62,445	63,110
Accumulated other comprehensive loss	(4,647)	(1,654)
Treasury stock	(1,834)	(345)
Total stockholders’ equity	279,281	281,860

Total liabilities and stockholders’ equity	$396,502	$389,370

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Net revenues	$56,886	$45,870
Cost of revenue	43,606	33,362
Gross profit	13,280	12,508

Operating expenses:
Selling, distribution, and marketing	1,522	1,259
General and administrative	12,451	6,845
Research and development	6,568	6,209
Impairment of long-lived assets	—	164
Total operating expenses	20,541	14,477

Loss from operations	(7,261)	(1,969)

Non-operating income (expense):
Interest income	92	28
Interest expense	(341)	(180)
Other income (expense), net	1,313	(350)
Total non-operating income (expense), net	1,064	(502)

Loss before income taxes	(6,197)	(2,471)
Income tax benefit	(5,532)	(852)

Net loss	$(665)	$(1,619)

Net loss per common share:
Basic	$(0.01)	$(0.04)

Diluted	$(0.01)	$(0.04)

Weighted-average shares used to compute net loss per common share:
Basic	44,601	38,769

Diluted	44,601	38,769

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(665)	$(1,619)

Accumulated other comprehensive loss
Foreign currency translation adjustment	(2,993)	—
Total accumulated other comprehensive loss	(2,993)	—

Total comprehensive loss	$(3,658)	$(1,619)

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(665)	$(1,619)
Reconciliation to net cash provided by (used in) operating activities:
Impairment of long-lived assets	—	165
Loss on disposal of property, plant, and equipment	4	—
Depreciation and amortization of property, plant, and equipment	2,771	2,940
Amortization of product rights, trademarks, and patents	481	475
Imputed interest accretion	28	—
Employee share-based compensation expense	2,224	1,380
Non-employee share-based compensation expense	6	236
Reserve for income tax liabilities	547	—
Changes in deferred taxes	(4,111)	—
Changes in operating assets and liabilities:
Accounts receivable, net	621	5,471
Inventories, net	(4,486)	(9,131)
Income tax refund and deposits	—	(912)
Prepaid expenses and other assets	(2,311)	(1,052)
Income taxes payable	(131)	(177)
Accounts payable and accrued liabilities	6,360	(3,611)
Net cash provided by (used in) operating activities	1,338	(5,835)

Cash Flows From Investing Activities:
Purchases of property, plant, and equipment	(3,780)	(4,030)
Capitalized labor, overhead, and interest on self-constructed assets	(395)	(196)
Deposits and other assets, net	(870)	(571)
Net cash used in investing activities	(5,045)	(4,797)

Cash Flows From Financing Activities:
Net proceeds from equity plans	910	—
Repurchase of common stock	(572)	—
Deferred offering cost	—	(147)
Payments on treasury stock	(1,489)	—
Proceeds from borrowing under lines of credit	—	25,000
Repayments under lines of credit	—	(15,000)
Proceeds from issuance of long-term debt	6,789	—
Principal payments on long-term debt	(1,193)	(673)
Net cash provided by financing activities	4,445	9,180

Effect of exchange rate changes on cash	22	—

Net increase (decrease) in cash and cash equivalents	760	(1,452)

Cash and cash equivalents at beginning of period	67,828	53,587

Cash and cash equivalents at end of period	$68,588	$52,135

Noncash Investing and Financing Activities:
Equipment acquired under capital leases	$9	$—

Supplemental Disclosures of Cash Flow Information:
Interest paid	$469	$209
Income taxes paid	$—	$79

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014 and the notes thereto as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted from the accompanying condensed consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from the audited financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position, results of operations, comprehensive loss and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The Company’s results of operations, comprehensive loss and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.

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

Foreign Currency

The functional currency of the Company and its domestic and Chinese subsidiaries is the U.S. dollar, or USD.  The Company’s Chinese subsidiary, ANP, maintains its books of record in Chinese Yuan. These books are remeasured into the functional currency of USD using the current or historical exchange rates. The resulting currency remeasurement adjustments and other transactional foreign exchange gains and losses are reflected in the Company’s statement of operations.  The Company’s French subsidiary, AFP, maintains its books of record in Euros, which is the local currency in France and has been determined to be its functional currency. These books are translated to USD at the average exchange rates during the period.  Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date.  Equity is translated at the prevailing rate of exchange at the date of the equity transactions.  Translation adjustments are reflected in stockholders’ equity and are included as a component of other comprehensive loss.  Additionally, the Company does not undertake hedging transactions to cover its foreign currency exposure.

AMPHASTAR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Comprehensive Loss

For the Company’s acquired subsidiary in France, the Euro, which is the local currency, has been determined to be the functional currency.  The results of the Company’s French subsidiary’s operations are translated to U.S. dollars at the average exchange rates during the period.

For the three months ended March 31, 2015, the Company includes its foreign currency translation adjustment as well as the change to its actuarial valuation on the Company’s defined benefit pension plan (see Note 15) as part of its comprehensive loss.  For the three months ended March 31, 2014, net loss equaled total comprehensive loss.

Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, and short-term borrowings approximate fair value due to the short maturity of these items. A majority of the Company’s long-term obligations consist of variable rate debt and their carrying value approximates fair value. Their carrying value approximates fair value as the stated borrowing rates are comparable to rates currently offered to the Company for instruments with similar maturities. However, the Company has one fixed-rate, long-term mortgage for which the carrying value differs from the fair value and is not remeasured on a recurring basis (see Note 12).

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

Recent Accounting Pronouncements

In April 2014, the FASB issued an accounting standards update that raised the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement with and continuing cash flows from or to the discontinued operation. It also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This guidance is effective for fiscal years beginning after December 15, 2014, which is the Company's fiscal year 2015, with early adoption permitted. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

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

3.  Business Acquisition

Acquisition of Merck’s API Manufacturing Business

On April 30, 2014, the Company completed the acquisition of the Merck Sharpe & Dohme’s API manufacturing business in Éragny-sur-Epte, France, or the Merck API Transaction, which manufactures porcine insulin API and recombinant human insulin API. The purchase price of the transaction totaled €24.8 million, or $34.4 million on April 30, 2014, subject to certain customary post-closing adjustments and currency exchange fluctuations. The terms of the purchase include multiple payments over four years as follows (see Note 12):

	Euros	U.S. Dollars
	(in thousands)
At Closing, April 2014	€13,252	$18,352
December 2014	4,899	5,989
December 2015	3,186	3,457
December 2016	3,186	3,457
December 2017	500	543
	€25,023	$31,798

In order to facilitate the acquisition, the Company established a subsidiary in France, AFP. The Company will continue the current site manufacturing activities, which consist of the manufacturing of porcine insulin API and recombinant human insulin API, or RHI API. As part of the transaction, the Company has entered into various additional agreements, including various supply agreements, as well as the assignment and/or licensing of patents under which Merck was operating at this facility. In addition, certain existing customer agreements have been assigned to AFP.

AMPHASTAR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following unaudited pro forma financial information for the three months ended March 31, 2015 and 2014 gives effect to the transaction as if it had occurred on January 1, 2013.  Such unaudited pro forma information is based on historical financial information prior to the transaction as well as actual results subsequent to the acquisition with respect to the transaction and does not reflect estimated operational and administrative cost savings, or synergies for periods prior to the transaction, that management of the combined company estimates may be achieved as a result of the transaction.  The unaudited pro forma information primarily reflects the additional depreciation related to the fair value adjustment to property, plant and equipment acquired, valuation step up related to the fair value of inventory and additional interest expense associated with the financing obtained by the Company in connection with the acquisition.

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
Net revenues	$56,886	$45,888
Net loss	(665)	(2,606)
Diluted net loss per share	$(0.01)	$(0.07)

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

AMPHASTAR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The provision for chargebacks is reflected in net revenues and a reduction to accounts receivables.  The following table is an analysis of the chargeback provision:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Beginning balance	$11,872	$18,104
Provision related to sales made in the current period	42,372	41,642
Credits issued to third parties	(42,909)	(47,427)
Ending balance	$11,335	$12,319

Changes in chargeback provision from period to period are primarily dependent on the Company’s sales to its wholesalers, the level of inventory held by the wholesalers, and on the wholesaler’s customer mix. The approach that the Company uses to estimate chargebacks has been consistently applied for all periods presented. Variations in estimates have been historically small. The Company continually monitors the provision for chargebacks and makes adjustments when it believes that the actual chargebacks may differ from the estimates. The settlement of chargebacks generally occurs within 30 days after the sale to wholesalers.

AMPHASTAR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The provision for product returns is reflected in net revenues.  The following table is an analysis of product return liability:

	Three Months Ended March 31
	2015	2014
	(in thousands)
Beginning balance	$2,408	$4,592
Provision for product returns	803	140
Credits issued to third parties	(630)	(313)
Ending balance	$2,581	$4,419

For the three months ended March 31, 2015 and 2014, the Company’s aggregate product return rate was 1.1% and 1.3% of qualified sales, respectively.

5.  Loss per Share

Basic loss per share is calculated based upon the weighted-average number of common shares outstanding during the period and contingently issuable shares such as fully vested deferred stock units, or DSUs, in addition to common shares expected to be issued under the Company’s employee stock purchase plan, or ESPP, as of the date all necessary conditions for issuance have been met. Diluted income per share gives effect to all potential dilutive common shares outstanding during the period, such as stock options, nonvested DSUs and ESPP.

As the Company reported a net loss for the three months ended March 31, 2015, the diluted net loss per share, as reported, is equal to the basic net loss per share since the effect of the assumed exercise of stock options and conversion of both nonvested DSUs and common share expected to be issued under the Company’s ESPP is anti-dilutive. Total stock options, nonvested DSUs, and common shares expected to be issued under the Company’s ESPP, excluded from the three months ended March 31, 2015, net loss per share were 13,180,428; 857,319, and 165,167, respectively.  Additionally, as the Company reported a net loss for the three months ended March 31, 2014, total stock options and nonvested DSUs excluded from the three months ended March 31, 2014, net loss per share were 11,745,577 and 403,591, respectively.

AMPHASTAR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the calculation of basic and diluted net loss per common share for each of the periods presented:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
Basic and dilutive numerator:
Net loss	$(665)	$(1,619)
Denominator:
Common shares outstanding	44,601	38,766
Contingently issuable shares - vested DSUs	—	3
Weighted-average common shares outstanding—basic	44,601	38,769
Net effect of dilutive securities:
Stock options	—	—
Contingently issuable shares – nonvested DSUs	—	—
Weighted-average common shares outstanding—diluted	44,601	38,769
Net loss per common share—basic	$(0.01)	$(0.04)
Net loss per common share—diluted	$(0.01)	$(0.04)

6.  Segment Reporting

The Company’s business is the development, manufacture, and marketing of pharmaceutical products. The Company has established two reporting segments that each report to the Chief Operating Decision Maker, or CODM, as defined in ASC 280, Segment Reporting.  The Company’s performance is assessed and resources are allocated by the CODM based on the following two reportable segments:

-	Finished pharmaceutical products

-	Active pharmaceutical ingredients, or API

The finished pharmaceutical products segment manufactures, markets and distributes enoxaparin, Cortrosyn®, naloxone, lidocaine jelly, as well as various other critical and non-critical care drugs.  The API segment manufactures and distributes recombinant human insulin and porcine insulin.

AMPHASTAR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Selected financial information by reporting segment is presented below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net revenues:
Finished pharmaceutical products	$50,872	$45,870
API	6,014	—
Total net revenues	56,886	45,870

Gross Profit:
Finished pharmaceutical products	12,853	12,508
API	427	—
Total gross profit	13,280	12,508

Operating expenses	20,541	14,477

Loss from operations	(7,261)	(1,969)
Non-operating income (expenses)	1,064	(502)

Loss before income taxes	$(6,197)	$(2,471)

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis.  The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

Net revenues and carrying values of long-lived assets of enterprises by geographic regions are as follows:

	Net Revenue		Long-Lived Assets
	Three Months Ended March 31,		March 31,	December 31,
	2015	2014	2015	2014
	(in thousands)
U.S.	$52,960	$45,870	$101,229	$102,313
China	—	—	24,797	22,170
France	3,926	—	12,250	13,806
Total	$56,886	$45,870	$138,276	$138,289

AMPHASTAR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.  Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc. or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. Actavis, Inc. has exclusive marketing rights of the Company’s enoxaparin product to the U.S. retail pharmacy market. MannKind Corporation began buying RHI API from the Company in December 2014. The Company considers these five customers to be its major customers, as each individually, and they collectively, represented a significant percentage of the Company’s net revenue for the three months ended March 31, 2015 and 2014 and accounts receivable as of March 31, 2015 and December 31, 2014.  The following table provides accounts receivable and net revenues information for these major customers:

	% of Total Accounts Receivable		% of Net Revenue
	March 31,	December 31,	Three Months Ended March 31,
	2015	2014	2015	2014
Actavis, Inc.	16%	18%	23%	30%
AmerisourceBergen	17%	5%	16%	15%
Cardinal Health	19%	15%	18%	15%
MannKind Corporation	—	21%	10%	—
McKesson	20%	13%	19%	28%

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

The fair values of the Company’s financial assets and liabilities measured on a recurring basis, as of March 31, 2015 and December 31, 2014, are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market accounts	$43,085	$43,085	$—	$—
Restricted short-term investments:
Certificates of deposit	1,495	1,495	—	—

Fair value measurement as of March 31, 2015	$44,580	$44,580	$—	$—

Cash equivalents:
Money market accounts	$42,994	$42,994	$—	$—
Restricted short-term investments:
Certificates of deposit	1,495	1,495	—	—

Fair value measurement as of December 31, 2014	$44,489	$44,489	$—	$—

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

The Company adopted the required fair value measurements and disclosures provisions related to nonfinancial assets and liabilities. These assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include long-lived assets, goodwill, and intangible assets for which the fair value of assets is determined as part of the related impairment test. As of March 31, 2015 and December 31, 2014, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

AMPHASTAR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Goodwill and Intangible Assets

Intangible assets include product rights, trademarks, patents, land-use rights, and goodwill. The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
		(in thousands)
Definite-lived intangible assets
Product rights	12	$27,134	$21,338	$5,796
Patents	10	293	85	208
Trademarks	11	19	14	5
Land-use rights	39	2,540	239	2,301
Other intangible assets	1	592	509	83
Subtotal	12	30,578	22,185	8,393
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill
Finished pharmaceutical products	*	280	—	280
API	*	3,428	—	3,428
Subtotal	*	32,933	—	32,933
As of March 31, 2015	*	$63,511	$22,185	$41,326

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
		(in thousands)
Definite-lived intangible assets
Product rights	12	$27,134	$20,896	$6,238
Patents	10	293	78	215
Trademarks	11	19	15	4
Land-use rights	39	2,540	221	2,319
Other intangible assets	1	602	505	97
Subtotal	12	30,588	21,715	8,873
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill
Finished pharmaceutical products	*	280	—	280
API	*	4,187	—	4,187
Subtotal	*	33,692	—	33,692
As of December 31, 2014	*	$64,280	$21,715	$42,565
____________________________
* Intangible assets with indefinite lives have an undeterminable average life.

AMPHASTAR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill

The Changes in the carrying amounts of goodwill were as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Beginning balance	$4,467	$280
Goodwill related to acquisition of business	—	4,369
Currency translation and other adjustments	(759)	(182)
Ending balance	$3,708	$4,467

Primatene® Mist Trademark

In January, 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene® Mist, an over-the-counter bronchodilator product, for a total consideration of $29.2 million, which is its carrying value as of March 31, 2015.

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

AMPHASTAR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out method. Provisions are made for slow-moving, unsellable or obsolete items. Inventories consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Raw materials and supplies	$45,590	$41,996
Work in process	19,534	16,221
Finished goods	20,643	24,755
Total inventory	85,767	82,972
Less reserve for excess and obsolete inventories	(880)	(640)
Total inventory, net	$84,887	$82,332

11. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Building	$67,354	$67,760
Leasehold improvements	24,106	23,960
Land	6,890	7,020
Machinery and equipment	104,250	104,819
Furniture, fixtures, and automobiles	12,360	12,213
Construction in progress	28,516	25,068
Total property, plant, and equipment	243,476	240,840
Less accumulated depreciation and amortization	(105,200)	(102,551)
Total property, plant, and equipment, net	$138,276	$138,289

As of March 31, 2015, the Company had $3.6 million in capitalized manufacturing equipment that is intended to be used specifically for the manufacture of Primatene® Mist HFA. The Company will continue to monitor developments with the FDA as it relates to its Primatene® Mist HFA indefinite lived intangible asset in determining if there is an impairment of these related fixed assets (see Note 9).

AMPHASTAR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Debt

Debt consists of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Loans with East West Bank

Mortgage payable due January 2016	$3,847	$3,887
Mortgage payable due September 2016	2,269	2,289
Line of credit facility due March 2016	—	—
Equipment loan due April 2017	2,621	2,923
Equipment loan due January 2019	5,903	—

Loans with Cathay Bank

Mortgage payable due April 2021	4,526	4,549
Revolving line of credit due May 2016	—	—
Acquisition loan due April 2019	20,410	20,870

Loans with Seine-Normandie Water Agency

French government loan 1 due March 2018	45	—
French government loan 2 due June 2020	153	—
French government loan 3 due July 2021	380	—

Payment obligation to Merck	7,307	8,160

Equipment under Capital Leases	956	1,022
Total debt and capital leases	48,417	43,700
Less current portion of long-term debt and capital leases	12,531	7,594
Long-term debt and capital leases, net of current portion	$35,886	$36,106

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

Line of Credit Facility—Due March 2016

In March 2012, the Company entered into a $10.0 million line of credit facility. Borrowings under the facility are secured by inventory and accounts receivable. Borrowings under the facility bear interest at the prime rate as published by The Wall Street Journal. This facility was to mature in July 2014. In April 2014, the Company extended the maturity date to March 2016. As of March 31, 2015, the Company did not have any amounts outstanding under this facility.

AMPHASTAR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equipment Loan—Due April 2017

In March 2012, the Company entered into an $8.0 million revolving credit facility. In March 2013, the Company converted the outstanding principal balance of $4.9 million into an equipment loan. Borrowings under the facility are secured by equipment purchased with debt proceeds. Borrowings under the facility bear interest at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 3.50%. This facility matures in April 2017.

Equipment Loan—Due January 2019

In July 2013, the Company entered into an $8.0 million line of credit facility. Borrowings under the facility were secured by equipment. The facility bore interest at the prime rate as published in The Wall Street Journal plus 0.25% and was to mature in January 2019.

In January 2015, the Company drew down $6.2 million from the line of credit facility. Subsequently, the facility was then converted into an equipment loan with an outstanding principal balance of $6.2 million. Borrowings under the facility are secured by equipment purchased with the debt proceeds. The Company entered into a fixed interest rate swap contract on this facility to exchange the floating rate for a fixed interest payment over the life of the facility without the exchange of the underlying notional debt amount. The facility bears interest at a fixed rate of 4.48% and matures in January 2019. As of March 31, 2015, the loan had a book value of $5.9 million, which approximates fair value. The fair value of the unrealized loss was immaterial to the Company’s consolidated financial statement at March 31, 2015. The variable interest rate is deemed to be a Level 2 input for measuring fair value.

Loans with Cathay Bank

Mortgage Payable—Due April 2021

In March 2007, the Company entered into a mortgage term loan in the principal amount of $5.3 million, which matured in March 2014. In April 2014, the Company refinanced the mortgage term loan, which had a principal balance outstanding of $4.6 million. The loan is payable in monthly installments of $28.1 thousand with a final balloon payment of $3.9 million. The loan is secured by the building at the Company’s Canton, Massachusetts, location and bears interest at a fixed rate of 5.42% and matures in April 2021. As of March 31, 2015, the loan had a fair value of $4.8 million, compared to a book value of $4.5 million. The fair value of the loan was determined by using the interest rate associated with the Company’s mortgage loans with similar terms and collateral that has variable interest rates. The fair value of debt obligations is not measured on a recurring basis and the variable interest rate is deemed to be a Level 2 input for measuring fair value.

Revolving Line of Credit—Due May 2016

In April 2012, the Company entered into a $20.0 million revolving line of credit facility. Borrowings under the facility are secured by inventory, accounts receivables, and intangibles held by the Company. The facility bears interest at the prime rate as published by The Wall Street Journal with a minimum interest rate of 4.00%. This revolving line of credit was to mature in May 2014. In April 2014, the Company modified the facility to extend the maturity date to May 2016. As of March 31, 2015, the Company did not have any amounts outstanding under this facility.

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

AMPHASTAR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Loans with Seine-Normandie Water Agency

In January 2015, the Company entered into three French government loans with the Seine-Normandie water agency in the aggregate amount of €0.6 million, or $0.7 million, subject to currency exchange fluctuations. The life of the loans range between three to six years, and includes annual equal payments and bears no interest over the life of the loans.

As of March 31, 2015, the payment obligation had an aggregate book value of €0.5 million, or $0.6 million, which approximates fair value. The fair value of the payment obligation was determined by using the interest rate associated with the Company’s acquisition loan with Cathay Bank that bears a variable interest rate at the prime rate as published by the Wall Street Journal, with a minimum interest rate of 4.00%. The fair value of the debt obligation is not measured on a recurring basis and the variable interest rate is deemed to be a Level 2 input for measuring fair value.

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

As of March 31, 2015, the payment obligation had a book value of $7.3 million, which approximates fair value. The fair value of the payment obligation was determined by using the interest rate associated with the Company’s acquisition loan with Cathay Bank that bears a variable interest rate at the prime rate as published by the Wall Street Journal, with a minimum interest rate of 4.00%. The fair value of the debt obligation is not measured on a recurring basis and the variable interest rate is deemed to be a Level 2 input for measuring fair value.

Covenants

At March 31, 2015, the Company was in compliance with its debt covenants, which include a minimum current ratio, minimum debt service coverage, minimum tangible net worth, and maximum debt-to-effective-tangible-net-worth ratio, computed on a consolidated basis in some instances and on a separate-company basis in others. At December 31, 2014, the Company was not in compliance with two of its financial covenants with Cathay Bank. The first one requiring a fixed charge coverage ratio of 1.2 to 1.0, or greater, and the second one required a minimum debt service coverage ratio of 1.5 to 1.0, or greater. On March 13, 2015, the Company obtained waivers of the debt covenants for the period ending December 31, 2014.

Equipment under Capital Leases

The Company entered into leases for certain equipment under capital leasing arrangements, which will expire at various times through 2020. The cost of equipment under capital leases was $1.5 million at March 31, 2015 and December 31, 2014.

The accumulated amortization of equipment under capital leases was $0.5 million and $0.4 million at March 31, 2015 and December 31, 2014, respectively. Amortization of assets recorded under capital leases is included in depreciation and amortization expense in the accompanying consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Income Taxes

The following table sets forth the Company’s income tax provision for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Loss before taxes	$(6,197)	$(2,471)
Income tax benefit	(5,532)	(852)
Net loss	$(665)	$(1,619)
Income tax benefit as a percentage of income before income taxes	(89.3)%	(34.5)%

The Company’s income tax benefit for the three months ended March 31, 2015 was (89.3%) of income before income taxes.  The blended effective income tax rate expected for the year ended December 31, 2015 is (50.4%).  This tax provision rate factors in various domestic deductions and the impact of foreign operations on the Company’s overall tax rate. The Company’s income tax benefit of (34.5%) during the three months ended March 31, 2014, factored in similar deductions as well as the impact of foreign operations.

Valuation Allowance

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Ultimately, the realization of deferred tax assets depends on the existence of future taxable income. Management considers sources of taxable income such as income in prior carryback periods, future reversal of existing deferred taxable temporary differences, projected future taxable income, and tax-planning strategies. Based on all available evidence, management believes that the Company’s deferred tax assets will more likely than not be realized in future years.

In connection with the AFP purchase accounting, the Company recorded a valuation allowance against an intangible deferred tax asset of €3.2 million, or $4.4 million with an offsetting entry to goodwill, since management did not believe that it was more likely than not that the deferred tax asset would be realized.  In March 2015, the Company reversed the €3.2 million, or $3.3 million deferred tax valuation allowance in conjunction with the transfer of AFPs intangible assets from France to the U.S.  The difference in U.S. dollars relates to the currency exchange fluctuation, which is recorded in the Company’s accumulated other comprehensive loss as a foreign currency translation adjustment.

AMPHASTAR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Stockholders' Equity

A summary of the changes in stockholders’ equity for the three months ended March 31, 2015 consisted of the following:

Three Months Ended March 31, 2015
(in thousands)

Stockholders’ equity as of December 31, 2014	$281,860
Net loss	(665)
Accumulated other comprehensive loss	(2,993)
Repurchase of common stock	(572)
Exercise of stock options	910
Nonemployee share-based compensation expense	6
Employee share-based compensation expense	2,224
Treasury stock	(1,489)
Stockholders’ equity as of March 31, 2015	$279,281

2014 Employee Stock Purchase Plan

In June 2014, the Company adopted the Employee Stock Purchase Plan, or ESPP, in connection with its initial public offering. A total of 2,000,000 shares of common stock are reserved for issuance under this plan.  The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

The first offering period commenced on February 1, 2015 and ends on November 30, 2015. As of March 31, 2015, the Company has not issued any shares of common stock under the ESPP and 2,000,000 shares of its common stock remained available for issuance.

For the three months ended March 31, 2015, the Company recorded ESPP expense of $0.1 million.

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

Pursuant to the Company’s share repurchase program, the Company purchased 116,300 shares of its common stock during the three months ended March 31, 2015 totaling $1.5 million.

Share-Based Award Activity and Balances

The Company accounts for share-based compensation payments in accordance with ASC 718, which require measurement and recognition of compensation expense at fair value for all share-based payment awards made to employees, directors, and nonemployees. Under these standards, the fair value of share-based payment awards is estimated at the grant date using an option-pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards and recognizes share-based compensation cost over the vesting period using the straight-line single option method.  Non-vested stock options held by non-employees are revalued using the Company’s estimate of fair value at each balance sheet date.

AMPHASTAR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted-averages for key assumptions used in determining the fair value of options granted during the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014

Average volatility	27.5%	27.8%
Risk-free interest rate	1.3%	1.3%
Weighted-average expected life in years	4.7	4.3
Dividend yield rate	0.0%	0.0%

A summary of option activity under all plans for the three months ended March 31, 2015 is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
				(in thousands)
Outstanding as of December 31, 2014	11,371,891	$15.12
Options granted	1,914,679	15.81
Options exercised	(74,817)	12.55
Options cancelled	(4,020)	14.21
Options expired	(27,305)	28.28
Outstanding as of March 31, 2015	13,180,428	$15.21	4.78	$21,639
Exercisable as of March 31, 2015	6,594,669	$16.81	3.42	$10,654
____________________________
(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock for those awards that have an exercise price below the estimated fair value at March 31, 2015.

For the three months ended March 31, 2015 and 2014, the Company recorded stock option expense related to employees under all plans of $1.6 million and $1.3 million, respectively.

Information relating to option grants and exercises is as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
Weighted-average grant date fair value	$3.53	$3.20
Intrinsic value of options exercised	189	—
Cash received	910	—
Total fair value of the options vested during the year	1,423	526

AMPHASTAR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the status of the Company’s nonvested options as of March 31, 2015, and changes during the three months ended March 31, 2015, are presented below:

	Options	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2014	5,090,591	$3.34
Options granted	1,914,679	3.53
Options vested	(415,491)	3.43
Options forfeited	(4,020)	5.20
Nonvested as of March 31, 2015	6,585,759	3.39

As of March 31, 2015, there was $16.4 million of total unrecognized compensation cost, net of forfeitures, related to nonvested stock option based compensation arrangements granted under the Company’s 2005 Equity Incentive Award Plan, or the 2005 Plan. The cost is expected to be recognized over a weighted-average period of 2.6 years and will be adjusted for future changes in estimated forfeitures.

Deferred Stock Units/Restricted Stock Units

Beginning in 2007, the Company granted deferred stock units, or DSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years, and commencing in 2015, such equity was issued as restricted stock units, or RSUs (such RSUs and DSUs are collectively referred to herein as DSUs). The grantee receives one share of common stock at a specified future date for each DSU awarded. The DSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The DSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period.  The Company recorded a total expense of $0.5 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively, for these DSU awards.

As of March 31, 2015, there was $11.1 million of total unrecognized compensation cost, net of forfeitures, related to nonvested DSU-based compensation arrangements granted under the 2005 Plan. The cost is expected to be recognized over a weighted-average period of 2.9 years and will be adjusted for future changes in estimated forfeitures.

Additionally, prior to the Company’s IPO, the Company issued DSUs that were treated as an accounting exchange for expiring stock options, whereby the fair value of the expiring stock options equaled the fair value of the DSUs at the date of the exchange. As such, the Company did not record any expense related to these award modifications.

Information relating to DSU grants and deliveries is as follows:

	Total DSUs Issued	Total Fair Market Value of DSUs Issued as Compensation(1)
		(in thousands)
DSUs outstanding at December 31, 2014	503,010
DSUs granted	452,420	$6,764
DSUs forfeited	(2,256)
Common stock delivered	(58,803)
DSUs surrendered for taxes	(37,052)
DSUs outstanding at March 31, 2015	857,319
_______________________________
(1)	The total fair market value is derived from the number of DSUs granted times the current stock price on the date of grant.

AMPHASTAR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recorded share-based compensation expense under all plans and is included in the Company’s consolidated statement of operations as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cost of revenues	$488	$293
Operating expenses:
Selling, distribution and marketing	40	21
General and administrative	1,490	1,176
Research and development	212	126
Total share-based compensation	$2,230	$1,616

15. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 4% of employee contributions, or up to 2% of their annual compensation, and pays the administrative costs of the Plan. Employer contributions vest over four years. Total employer contributions for the three months ended March 31, 2015 and 2014 were approximately $0.2 million and $0.2 million, respectively.

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

The liability under the plan is based on a discount rate of 1.75% as of March 31, 2015 and December 31, 2014.  The liability is included in accrued liabilities in the accompanying consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $1.0 million and $1.1 million at March 31, 2015 and December 31, 2014, respectively.   The Company recorded an immaterial amount of expense under the plan for the three months ended March 31, 2015.

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

In January 2012, the Company launched enoxaparin, beginning the seven-year period in which Actavis has the exclusive marketing rights for the Company’s enoxaparin product in the U.S. retail pharmacy market and the start of the Company’s recognition of the $4.5 million deferred revenue over this period on a straight-line basis. Actavis has an option to renew the agreement for an additional three years.  As of March 31, 2015 and December 31, 2014, the balance of the deferred revenue was $2.5 million and $2.6 million, respectively.

AMPHASTAR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

MannKind paid a non-refundable reservation fee to the Company in the amount of €11.0 million, or approximately $14.0 million.  Under the agreement, the non-refundable reservation fee is considered as partial payment for the purchase commitment quantity for 2015. The Company classified the amount as deferred revenue.  As of March 31, 2015, the balance of the deferred revenue was €5.8 million, or $6.2 million.

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

Operating Lease Agreements

The Company leases real and personal property, in the normal course of business, under various non-cancelable operating leases. The Company, at its option, can renew a substantial portion of its leases, at the market rate, for various renewal periods ranging from one to six years. Rental expense under these leases for the three months ended March 31, 2015 was approximately $0.8 million, compared to $0.7 million for the three months ended March 31, 2014.

Purchase Commitments

As of March 31, 2015, the Company has entered into commitments to purchase equipment and raw materials for an aggregate of $6.7 million. The Company anticipates that most of these commitments will be fulfilled by 2016.

The Company entered into agreements with a Chinese governmental entity to acquire land-use rights to real property in Nanjing, China. Under the terms of these agreements, the Company committed to invest capital in its wholly-owned subsidiary, ANP, and to develop these properties as an API manufacturing facility for the Company’s pipeline. In conjunction with these agreements, ANP modified its business license on July 3, 2012 to increase its authorized capital. As of March 31, 2015, the Company had invested approximately $45.0 million in ANP of its registered capital commitment of $61.0 million. The Company has committed to invest an additional $16.0 million in ANP by December 2017. This investment in ANP will result in cash being transferred from the U.S. parent company to ANP.

Per these agreements, in January 2010, the Company acquired certain land-use rights with a carrying value of $1.2 million.  In addition, the Company purchased additional land-use rights in November 2012 for $1.3 million.  The Company committed to spend approximately $15.0 million in land development.  The agreements require the construction of fixed assets on the property and specified a timetable for the construction of these fixed assets. The current pace of development of the property is behind the schedules described in the purchase agreements and, per the purchase agreement, potential monetary penalties could result if the development is delayed or not completed in accordance with the guidelines stated in the purchase agreements.

AMPHASTAR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Litigation

Enoxaparin Patent Litigation

In September 2011, Momenta Pharmaceuticals, Inc., or Momenta, a Boston-based pharmaceutical company, and Sandoz Inc., or Sandoz, the generic division of Novartis, initiated litigation against the Company for alleged patent infringement of two patents related to testing methods for batch release of enoxaparin, which the Company refers to as the “‘886 patent” and the “‘466 patent.” The lawsuit was filed in the United States District Court for the District of Massachusetts, or the District Court. In October 2011, the District Court issued a preliminary injunction barring the Company from selling its generic enoxaparin product and also requiring Momenta and Sandoz to post a $100.1 million bond. The preliminary injunction was stayed by the United States Court of Appeals for the Federal Circuit, or Federal Circuit, in January 2012, and reversed by the Federal Circuit in August 2012.

In January 2013, the Company moved for summary judgment of non-infringement of both patents. Momenta and Sandoz withdrew their allegations as to the ‘466 patent, and in July 2013, the District Court granted the Company’s motion for summary judgment of non-infringement of the ‘886 patent and denied Momenta and Sandoz’s motion for leave to amend infringement contentions. On January 24, 2014, the District Court judge entered final judgment in the Company’s favor on both patents. Momenta and Sandoz also filed a motion to collect attorney’s fees and costs relating to a discovery motion which the District Court granted. The parties have briefed the amount of attorney’s fees that should be imposed, which the Company believes should not exceed an amount of approximately $40 thousand. On January 30, 2014, Momenta and Sandoz filed a notice of appeal to the Federal Circuit appealing the court’s final judgment including summary judgment denying Momenta and Sandoz’s motion for leave to amend their infringement contentions. The Company intends to attempt to collect the $100.1 million bond posted by Momenta and Sandoz following the appeal. Momenta filed its opening appeal brief on June 27, 2014, the Company filed its responding brief on September 25, 2014, and Momenta filed its reply brief on November 13, 2014. The Federal Circuit held oral arguments on May 4, 2015.

AMPHASTAR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

California Employment Litigation

On January 6, 2015, the Company received a formal demand from Plaintiff’s counsel in an employment related lawsuit captioned Eva Hernandez v. International Medication Systems Limited, in connection with a complaint originally filed on February 4, 2013 in the Superior Court of California County of Los Angeles, by plaintiff Eva Hernandez on behalf of herself and others similarly situated. Plaintiff’s counsel had indicated an intent to file a motion for class certification, which was set to be filed by April 16, 2015. Plaintiff’s complaint included alleged violations of the California Labor Code stemming from the Company’s alleged timekeeping practices, as well as other similar and related claims brought under California law. In the complaint, Plaintiff sought damages and related remedies under California law, as well as various penalty payments under the California Labor Code, on behalf of herself and others similarly situated.  On April 7, 2015, solely to resolve the dispute, minimize disruption to the Company due to ongoing litigation, and other similar and related factors (but unrelated to the alleged merits of Plaintiff’s claims), the Company reached an agreement in principle to settle this matter on a class wide basis for a total amount of $3.2 million, plus applicable payroll taxes.  The specific terms of the agreement are subject to confirmation in a Joint Stipulation of Settlement, which is further subject to Court approval, following notice and an opportunity to be heard by all interested parties.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the “Condensed Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under the “Special Note About Forward-Looking Statements,” above.

Overview of Amphastar

Amphastar Pharmaceuticals, Inc., together with our wholly-owned subsidiaries, International Medication Systems, Limited, or IMS; Amphastar Laboratories, Inc.; Armstrong Pharmaceuticals, Inc., or Armstrong; Amphastar Nanjing Pharmaceuticals Co., Ltd., or ANP; and Amphastar France Pharmaceuticals, S.A.S., or AFP, is a specialty pharmaceutical company that focuses primarily on developing, manufacturing, marketing and selling technically-challenging generic and proprietary injectable and inhalation products.  Additionally, in 2014, we commenced sales of insulin API products. We currently manufacture and sell 17 products and are developing a portfolio of 13 generic and eight proprietary injectable and inhalation product candidates.

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

For more information regarding our segments, see "Part I – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Segment Reporting."

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net revenues

	Three Months Ended March 31,		Change
	2015	2014	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products
Enoxaparin	$23,842	$26,071	$(2,229)	(9%)
Other products	27,030	19,799	7,231	37%
Total finished pharmaceutical products	$50,872	$45,870	$5,002	11%
API	6,014	—	6,014	100%
Total net revenues	$56,886	$45,870	$11,016	24%
Cost of revenues
Finished pharmaceutical products	$38,019	$33,362	$4,657	14%
API	5,587	—	5,587	100%
Total cost of revenues	$43,606	$33,362	$10,244	31%
Gross profit	$13,280	$12,508	$772	6%
as % of net revenues	23%	27%

Net revenues were $56.9 million and $45.9 million for the three months ended March 31, 2015 and 2014, respectively, representing an increase of $11.0 million, or 24%. The increase was largely due to the sales of recombinant human insulin and porcine insulin from our insulin business, which we acquired from Merck in April 2014. Also contributing to the increase of other finished products was an increase in sales of naloxone to $6.7 million from $3.2 million as a result of increased unit volumes at higher average prices.  These increases were partially offset by lower sales of enoxaparin, which decreased $2.2 million to $23.8 million on higher unit volumes at lower average selling prices.

We expect that the declines in the average selling price of enoxaparin will continue and that unit volume will decline in 2015 as an additional competitor, Teva, launched a competing enoxaparin product in February 2015. We believe this trend will be partially offset by pricing increases on several other finished pharmaceutical products.

We anticipate that sales of insulin API will increase due to sales under our supply agreement with MannKind. However, most of our API sales are denominated in Euros, and the decline in the value of the Euro versus the dollar will have a negative impact on API sales revenues in 2015.

Cost of revenues

Cost of revenues was $43.6 million and $33.4 million for the three months ended March 31, 2015 and 2014, respectively, representing an increase of $10.2 million, or 31%. The increase was primarily due to the overall cost of revenue at AFP of $5.6 million, relating to the cost of sales of our insulin products. The cost of revenues as a percentage of revenues, increased to 77% from 73%.  This increase as a percentage of revenues was primarily due to lower pricing on enoxaparin.

The declining prices of enoxaparin will put additional downward pressure on gross margins, but we believe this trend will be partially offset by increases in prices of several other finished pharmaceutical products.

Selling, distribution and marketing, and general and administrative

	Three Months Ended March 31,		Change
	2015	2014	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$1,522	$1,259	$263	$21%
General and administrative	12,451	6,845	5,606	82%

General and administrative expenses were $12.5 million and $6.8 million for the three months ended March 31, 2015 and 2014, respectively, representing an increase of $5.7 million, or 82%.  The increase was primarily due to the inclusion of expenses generated at our French subsidiary, AFP, which we acquired in April 2014, and an accrual of $3.2 million, plus applicable payroll taxes relating to a settlement of our California employment litigation.

General and administrative expenses will increase on an annual basis due to the annualization of costs associated with our insulin business acquired in April 2014, the costs associated with compliance with Sarbanes-Oxley section 404, and the full year impact of corporate public company expenses.

Research and development

	Three Months Ended March 31,		Change
	2015	2014	Dollars	%
	(in thousands)
Research and development	$6,568	$6,209	$359	6%

Research and development expenses were $6.6 million and $6.2 million for the three months ended March 31, 2015 and 2014, respectively, representing an increase of $0.4 million, or 6%. The increase was primarily due to an increase in expenses related to purchases of materials and other research and development supplies.

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

We have made, and expect to continue to make, substantial investments in research and development to expand our product portfolio and grow our business. These costs will fluctuate significantly from quarter to quarter based on the timing of various clinical trials, the pre-launch costs associated with new products, and FDA filing fees. As we undertake new and challenging research and development projects, we anticipate that the associated annual costs will increase significantly over the next several years.

The following table sets forth our research and development expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Change
	2015	2014	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$3,018	$2,798	$220	8%
Pre-launch inventory	—	683	(683)	(100%)
Clinical trials	98	—	98	100%
FDA fees	115	—	115	100%
Testing, operating and lab supplies	1,555	1,135	420	37%
Depreciation and amortization	1,008	717	291	41%
Other expenses	774	876	(102)	(12%)
Total research and development expenses	$6,568	$6,209	$359	6%

Provision for income tax benefit

	Three Months Ended March 31,		Change
	2015	2014	Dollars	%
	(in thousands)
Income tax benefit	$5,532	$852	$4,680	549%
Effective tax rate	89%	34%

Income tax benefit was $5.5 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively, representing an increase in income tax benefit of $4.6 million, or 549%. The increase in income tax benefit was primarily related to the pre-tax loss that occurred during the three months ended March 31, 2015 and the reversal of a deferred tax valuation allowance which had previously been reserved.

Liquidity and Capital Resources

Cash Requirements and Sources

Our business requires capital resources in order to maintain and expand its business.  Our future capital expenditures will include projects undertaken to upgrade, expand and improve its manufacturing facilities in the United States, China and France.  Our cash obligations include the principal and interest payments due on its existing loans, as described below and throughout this Quarterly Report. We believe that our cash reserves, operating cash flows, and availability under our revolving credit facility will be sufficient to meet our cash needs for the foreseeable future.

Working capital decreased $4.9 million to $130.5 million at March 31, 2015 compared to $135.4 million at December 31, 2014. The decrease in working capital was primarily due to payments on long-term debt of $1.2 million and capital expenditures of $4.2 million, which was partially offset by cash in-flows from operations of $1.3 million.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the three months ended March 31, 2015:

Three Months Ended March 31, 2015
(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$1,338
Investing activities	(5,045)
Financing activities	4,445
Effect of exchange rate changes on cash	22
Net increase in cash and cash equivalents	$760

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $1.3 million for the three months ended March 31, 2015, which included a net loss of $0.7 million. Non-cash items are comprised of $3.3 million of depreciation and amortization, $2.2 million of share-based compensation expense.  This was offset by an increase of $4.5 million in inventory and a $3.7 million change in deferred taxes and other tax related items.

Investing Activities

Net cash used in investing activities of $5.0 million for the three months ended March 31, 2015 was primarily related to $4.2 million in purchases of property, machinery, and equipment, including the associated capitalized labor and interest on self-constructed assets. Additionally, $0.9 million in deposits were made for machinery and equipment.

Financing Activities

Net cash provided by financing activities of $4.4 million for the three months ended March 31, 2015 was primarily related to $6.8 million in additional borrowings and $0.9 million from proceeds of stock options exercised.  This was offset by $2.1 million relating to the repurchase of our common stock and $1.2 million in principal payments on our long-term debt.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except that our outstanding debt obligations have changed as follows:

	March 31, 2015	December 31, 2014	Change
	(in thousands)
Short-term debt and current portion of long-term debt	$12,531	$7,594	$4,937
Long-term debt	35,886	36,106	(220)
Total debt	$48,417	$43,700	$4,717

The increase in outstanding debt is primarily related to the debt associated with the $6.2 million draw down from our line of credit in January 2015, which was subsequently converted into an equipment loan that matures in January 2019.

As of March 31, 2015, we had $30.0 million in unused borrowing capacity under revolving lines of credit with Cathay Bank and East West Bank.

Recent Accounting Pronouncements

In April 2014, the FASB issued an accounting standards update that raised the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement with and continuing cash flows from or to the discontinued operation. It also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This guidance is effective for fiscal years beginning after December 15, 2014, which is our fiscal year 2015, with early adoption permitted. The adoption of the guidance did not have a material impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

From January 19 through 22, 2015, the Company’s facility in Éragny-Sur-Epte, France was subject to an inspection by the French National Agency for Medicines and Health Products Safety (Agence nationale de sécurité du médicament et des produits de santé), or ANSM. The inspection included a review of current EU Good Manufacturing Practices for Medicinal Products for Human and Veterinary Use (EU-GMP Part II for Active Substances) and Manufacture of Biological Active Substances and Medicinal Products for Human Use (EU-GMP Annex 2). The inspections resulted in various observations issued formally to the facility. The Company responded to those observations on March 13, 2015, with a minor follow up response on April 3, 2015. The Company received acknowledgment from ANSM that its responses to the observations were satisfactorily addressed and was issued a certificate of GMP compliance from the Agency dated April 9, 2015 that is valid until January 2018.

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

Investment Risk

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary.  As of March 31, 2015, we did not have any such investments.

As of March 31, 2015, we had $4.8 million deposited in three banks located in China and $0.8 million deposited in one bank located in France. We also maintained $43.1 million in Money Market, Money Market Insured Deposit Account Service, or MMIDAS, and Insured Cash Sweep, or ICS, accounts as of March 31, 2015.  The remaining amounts of our cash equivalent as of March 31, 2015 are in non-interest bearing accounts.

The MMIDAS accounts and ICS accounts allow us to distribute our funds among a network of depository institutions that are re-allocated such that each deposit account is below the $250.0 thousand Federal Deposit Insurance Corporation, or FDIC, limit, thus providing greater FDIC insurance coverage for our overall cash balances. We have not experienced any losses in such accounts, nor does management believe we are exposed to any significant credit risk on our bank account balances.

Interest Rate Risk

Our primary exposure to market risk is interest-rate-sensitive investments and credit facilities, which are affected by changes in the general level of U.S. interest rates. Due to the nature of our short-term investments, such as our certificates of deposit, we believe that we are not subject to any material interest rate risk with respect to our short-term investments.

As of March 31, 2015, we had $48.4 million in long-term debt and capital leases outstanding.  Of this amount, $35.1 million had variable interest rates with a weighted-average interest rate of 4.1% at March 31, 2015.  An increase in the index underlying these rates of 1% (100 basis points) would increase our annual interest expense on the variable-rate debt by approximately $0.4 million per year.

Foreign Currency Rate Risk

Our products are primarily sold in U.S. domestic market, and for the three months ended March 31, 2015 and 2014, foreign sales were minimal. Therefore, we had little exposure to foreign currency price fluctuations. However, as a result of our acquisition of API manufacturing business in Éragny-sur-Epte, France, we are exposed to market risk related to changes in foreign currency exchange rates. Specifically, our insulin sales contracts are primarily denominated in Euros, which are subject to fluctuations relative to the U.S. dollar, or USD. We do not currently hedge our foreign currency exchange rate risk. At this time, an immediate 10% change in currency exchange rates could have a material effect on our financial position, results of operations or cash flows.

Our Chinese subsidiary, Amphastar Nanjing Pharmaceuticals, Limited, or ANP, maintains its books of record in Chinese Yuan, or CNY. These books are remeasured into the functional currency of USD, using the current or historical exchange rates. The resulting currency re-measurement adjustments and other transactional foreign exchange gains and losses are reflected in our statement of operations.

Our French subsidiary, Amphastar France Pharmaceuticals, S.A.S., or AFP, maintains its books of record in Euros. These books are translated to USD at the average exchange rates during the period.  Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date.  Equity is translated at the prevailing rate of exchange at the date of the equity transactions.  Translation adjustments are reflected in stockholders’ equity and are included as a component of other comprehensive loss.  We do not undertake hedging transactions to cover its foreign currency exposure.

As of March 31, 2015, our foreign subsidiaries had receivables denominated in foreign currencies in the amount of $3.3 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Litigation in Note 17 in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 26, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2015	58,500	$11.85	58,500	—
February 1 – February 28, 2015	28,800	12.77	28,800	—
March 1 – March 31, 2015	29,000	14.65	29,000	—
______________________________
(1)	During the first quarter of 2015, we repurchased shares of our common stock as part of the $10.0 million share buyback program authorized by our Board of Directors in November 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

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

Date: May 14, 2015

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)

By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 14, 2015

AMPHASTAR PHARMACEUTICALS, INC.
EXHIBIT INDEX TO FORM 10-Q
For the Quarterly Period Ended March 31, 2015

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) Under the Securities Exchange Act of 1934.

32.1#
Certification of Chief Executive Officer Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#
Certification of Chief Financial Officer Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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