Form 10-Q
period 2015-06-30
Amphastar Pharmaceuticals, Inc.
filed 2015-08-13
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

The number of shares outstanding of the Registrant’s only class of common stock as of August 10, 2015 was 45,337,381.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

Special Note About Forward-Looking Statements

Part I. FINANCIAL INFORMATION

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the sales and marketing of our products, including our enoxaparin product;
•	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;
•	the timing and likelihood of FDA approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;
•	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;
•	our ability to compete in the development and marketing of our products and product candidates;
•	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;
•	our expectations for market acceptance of our new products and proprietary drug delivery technologies;
•	the potential for our marketed products to be withdrawn due to patient adverse events or deaths, or if we fail to secure FDA approval for products subject to the Prescription Drug Wrap-Up program;
•	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;
•	the amount of price concessions or exclusion of suppliers adversely affecting our business;
•	our ability to establish and maintain intellectual property on our products and our ability to successfully defend these in cases of alleged infringement;
•	the implementations of our business strategies, product candidates and technology;
•	the potential for exposure to product liability claims;
•	future acquisitions or investments;
•	our ability to expand internationally;
•	economic and industry trends and trend analysis;
•	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally; and
•	our financial performance expectations, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$74,463	$67,828
Restricted cash and restricted short-term investments	1,285	1,495
Accounts receivable, net	19,832	22,852
Inventories, net	80,174	82,332
Income tax refund and deposits	5,704	273
Prepaid expenses and other assets	3,264	3,683
Deferred tax assets	19,176	19,533
Total current assets	203,898	197,996
Property, plant, and equipment, net	139,251	138,289
Goodwill and intangible assets, net	40,911	42,565
Other assets	4,962	3,588
Deferred tax assets	9,907	6,932

Total assets	$398,929	$389,370

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$18,447	$10,161
Accrued liabilities	14,922	13,144
Income taxes payable	2,748	3,123
Accrued payroll and related benefits	14,211	11,449
Current portion of product return accrual	1,918	1,918
Current portion of deferred revenue	4,367	14,013
Current portion of long-term debt and capital leases	12,632	7,594
Current portion of deferred tax liabilities	159	1,193
Total current liabilities	69,404	62,595

Long-term product return accrual	692	490
Long-term reserve for income tax liabilities	514	499
Long-term deferred revenue	1,661	1,982
Long-term debt and capital leases, net of current portion	34,798	36,106
Long-term deferred tax liabilities	5,838	5,838
Other long-term liabilities	757	—
Total liabilities	113,664	107,510
Commitments and Contingencies:
Stockholders’ equity:
Preferred stock: par value $.0001; authorized shares—20,000,000; no shares issued and outstanding	—	—
Common stock: par value $.0001; authorized shares—300,000,000; issued and outstanding shares—45,329,468 and 44,646,767 at June 30, 2015 and December 31, 2014, respectively	5	4
Additional paid-in capital	236,656	220,745
Retained earnings	55,798	63,110
Accumulated other comprehensive loss	(4,134)	(1,654)
Treasury stock	(3,060)	(345)
Total stockholders’ equity	285,265	281,860

Total liabilities and stockholders’ equity	$398,929	$389,370

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$53,853	$49,003	$110,739	$94,873
Cost of revenue	40,535	34,007	84,141	67,368
Gross profit	13,318	14,996	26,598	27,505

Operating expenses:
Selling, distribution, and marketing	1,470	1,352	2,992	2,612
General and administrative	11,308	8,638	23,759	15,484
Research and development	10,726	5,994	17,294	12,203
Impairment of long-lived assets	74	184	74	348
Total operating expenses	23,578	16,168	44,119	30,647

Loss from operations	(10,260)	(1,172)	(17,521)	(3,142)

Non-operating income (expense):
Interest income	65	32	157	60
Interest expense	(210)	(476)	(551)	(655)
Other income (expense), net	176	(260)	1,489	(610)
Total non-operating income (expense), net	31	(704)	1,095	(1,205)

Loss before income taxes	(10,229)	(1,876)	(16,426)	(4,347)
Income tax benefit	(3,582)	(696)	(9,114)	(1,548)

Net loss	$(6,647)	$(1,180)	$(7,312)	$(2,799)

Net loss per share:
Basic	$(0.15)	$(0.03)	$(0.16)	$(0.07)

Diluted	$(0.15)	$(0.03)	$(0.16)	$(0.07)

Weighted-average shares used to compute net loss per share:
Basic	44,849	39,767	44,725	39,268

Diluted	44,849	39,767	44,725	39,268

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(6,647)	$(1,180)	$(7,312)	$(2,799)

Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	513	(268)	(2,480)	(268)
Total accumulated other comprehensive income (loss)	513	(268)	(2,480)	(268)

Total comprehensive loss	$(6,134)	$(1,448)	$(9,792)	$(3,067)

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(7,312)	$(2,799)
Reconciliation to net cash provided by (used in) operating activities:
Impairment of long-lived assets	74	348
Loss (gain) on disposal of property, plant, and equipment	(9)	44
Depreciation and amortization of property, plant, and equipment	5,632	6,036
Amortization of product rights, trademarks, and patents	979	956
Imputed interest accretion	56	—
Employee share-based compensation expense	5,757	3,546
Non-employee share-based compensation expense	173	475
Reserve for income tax liabilities	16	—
Changes in deferred taxes	(3,547)	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,450	5,987
Inventories, net	564	(14,788)
Income tax refund and deposits	—	(1,812)
Prepaid expenses and other assets	(4,989)	(93)
Income taxes payable	(387)	(74)
Accounts payable and accrued liabilities	4,384	(2,727)
Net cash provided by (used in) operating activities	3,841	(4,901)

Cash Flows From Investing Activities:
Acquisition of business	—	(18,352)
Purchases of property, plant, and equipment	(6,740)	(7,090)
Capitalized labor, overhead, and interest on self-constructed assets	(875)	(364)
Proceeds from the sale of property, plant and equipment	33	—
Decrease (increase) in restricted cash	210	(170)
Deposits and other assets, net	(1,392)	(739)
Net cash used in investing activities	(8,764)	(26,715)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	—	38,018
Net proceeds from equity plans	10,723	571
Cost related to public offering	—	(1,920)
Repurchase of common stock	(741)	—
Payments on treasury stock	(2,715)	—
Proceeds from borrowing under lines of credit	—	25,000
Repayments under lines of credit	—	(40,000)
Proceeds from issuance of long-term debt	6,786	26,505
Principal payments on long-term debt	(2,524)	(6,032)
Net cash provided by financing activities	11,529	42,142

Effect of exchange rate changes on cash	29	(32)

Net increase in cash and cash equivalents	6,635	10,494

Cash and cash equivalents at beginning of period	67,828	53,587

Cash and cash equivalents at end of period	$74,463	$64,081

Noncash Investing and Financing Activities:
Equipment acquired under capital leases	$150	$—

Supplemental Disclosures of Cash Flow Information:
Interest paid	$897	$573
Income taxes paid	$—	$84

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

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The principal accounting estimates include: determination of allowances for doubtful accounts and discounts, provision for chargebacks, liabilities for product returns, reserves for excess or unsellable inventory, impairment of long-lived and intangible assets and goodwill, self-insured claims, workers’ compensation liabilities, litigation reserves, stock price volatilities for share-based compensation expense, fair market values of the Company’s common stock, valuation allowances for deferred tax assets, and liabilities for uncertain income tax positions.

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

For the three and six months ended June 30, 2015 and 2014, the Company includes its foreign currency translation as part of its comprehensive loss.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2014, the FASB issued an accounting standards update that creates a single source of revenue guidance for companies in all industries. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. This guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach and will be effective for fiscal years beginning after December 15, 2017, which will be the Company's fiscal year 2018. The Company has not yet evaluated the potential impact of adopting the guidance on the Company's consolidated financial statements.

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

In July 2015, the FASB issued an accounting standards update which requires entities to measure most inventory at the lower of cost and net realizable value, or NRV, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is measured at the lower of cost and net realizable value, which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. The standard will be effective for the Company for the first quarter of the Company’s fiscal year 2016. Early application is permitted. The new guidance must be applied prospectively.  The Company does not believe the adoption of this accounting guidance will have a material impact on the Company’s consolidated financial statements and related disclosures.

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

	Euros	U.S. Dollars
	(in thousands)
At Closing, April 2014	€13,252	$18,352
December 2014	4,899	5,989
December 2015	3,186	3,535
December 2016	3,186	3,535
December 2017	500	555
	€25,023	$31,966

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

The transaction is accounted for as a business combination in accordance to ASC 805. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

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

The following unaudited pro forma financial information for the six months ended June 30, 2015 and 2014 gives effect to the transaction as if it had occurred on January 1, 2013. Such unaudited pro forma information is based on historical financial information prior to the transaction as well as actual results subsequent to the acquisition with respect to the transaction and does not reflect estimated operational and administrative cost savings, or synergies for periods prior to the transaction, that management of the combined company estimates may be achieved as a result of the transaction. The unaudited pro forma information primarily reflects the additional depreciation related to the fair value adjustment to property, plant and equipment acquired, valuation step up related to the fair value of inventory and additional interest expense associated with the financing obtained by the Company in connection with the acquisition.

	Six Months Ended June 30,
	2015	2014
	(in thousands, except per share data)
Net revenues	$110,739	$97,157
Net loss	(7,312)	(4,028)
Diluted net loss per share	$(0.16)	$(0.10)

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

4. Revenue Recognition

Generally, revenue is recognized at the time of product delivery to the Company’s customers. In some cases, revenue is recognized at the time of shipment when stipulated by the terms of the sale agreements. The Company also records profit-sharing revenue stemming from a distribution agreement with Allergan plc, or Allergan (see Note 16). Profit-sharing revenue is recognized at the time Allergan sells the products to its customers. Revenues derived from contract manufacturing services are recognized when third-party products are shipped to customers, after the customer has accepted test samples of the products to be shipped.

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

The provision for chargebacks is reflected in net revenues and a reduction to accounts receivables. The following table is an analysis of the chargeback provision:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Beginning balance	$11,872	$18,104
Provision related to sales made in the current period	80,390	78,890
Credits issued to third parties	(80,957)	(87,393)
Ending balance	$11,305	$9,601

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accrual for Product Returns

The Company offers most customers the right to return qualified excess or expired inventory for partial credit; however, products sold to Allergan are non-returnable. The Company’s product returns primarily consist of the returns of expired products from sales made in prior periods. Returned products cannot be resold. At the time product revenue is recognized, the Company records an accrual for estimated returns. The accrual is based, in part, upon the historical relationship of product returns to sales and customer contract terms. The Company also assesses other factors that could affect product returns including market conditions, product obsolescence, and the introduction of new competition. Although these factors do not normally give the Company’s customers the right to return products outside of the regular return policy, the Company realizes that such factors could ultimately lead to increased returns. The Company analyzes these situations on a case-by-case basis and makes adjustments to the product return reserve as appropriate.

The provision for product returns is reflected in net revenues. The following table is an analysis of product return liability:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Beginning balance	$2,408	$4,592
Provision for product returns	1,179	191
Credits issued to third parties	(977)	(745)
Ending balance	$2,610	$4,038

For the six months ended June 30, 2015 and 2014, the Company’s aggregate product return rate was 1.1% and 1.2% of qualified sales, respectively.

5. Loss per Share

Basic loss per share is calculated based upon the weighted-average number of shares outstanding during the period and contingently issuable shares such as fully vested deferred stock units, and in 2015, such equity was issued as restricted stock units, or RSUs (such RSUs and DSUs are collectively referred to herein as RSUs), in addition to shares expected to be issued under the Company’s employee stock purchase plan, or ESPP, as of the date all necessary conditions for issuance have been met. Diluted income per share gives effect to all potential dilutive shares outstanding during the period, such as stock options, nonvested RSUs and shares issuable under the Company’s ESPP.

As the Company reported a net loss for the three and six months ended June 30, 2015 and 2014, the diluted net loss per share, as reported, is equal to the basic net loss per share since the effect of the assumed exercise of stock options vesting of nonvested RSUs and issuance of common shares under the Company’s ESPP are anti-dilutive. Total stock options, nonvested RSUs, and shares issuable under the Company’s ESPP, excluded from the three and six months ended June 30, 2015, net loss per share were 12,550,398; 896,693, and 165,167, respectively. Additionally, as the Company reported a net loss for the three and six months ended June 30, 2014, total stock options and nonvested RSUs excluded from the three and six months ended June 30, 2014, net loss per share were 12,309,229 and 510,699, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the calculation of basic and diluted net loss per share for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Basic and dilutive numerator:
Net loss	$(6,647)	$(1,180)	$(7,312)	$(2,799)
Denominator:
Shares outstanding	44,849	39,764	44,725	39,265
Contingently issuable shares - vested RSUs	—	3	—	3
Weighted-average shares outstanding—basic	44,849	39,767	44,725	39,268

Net effect of dilutive securities:
Stock options	—	—	—	—
Contingently issuable shares – nonvested RSUs	—	—	—	—
Weighted-average shares outstanding—diluted	44,849	39,767	44,725	39,268
Net loss per share—basic	$(0.15)	$(0.03)	$(0.16)	$(0.07)
Net loss per share—diluted	$(0.15)	$(0.03)	$(0.16)	$(0.07)

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information by reporting segment is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net revenues:
Finished pharmaceutical products	$50,075	$48,901	$100,947	$94,771
API	3,778	102	9,792	102
Total net revenues	53,853	49,003	110,739	94,873

Gross Profit:
Finished pharmaceutical products	12,634	14,962	25,487	27,471
API	684	34	1,111	34
Total gross profit	13,318	14,996	26,598	27,505

Operating expenses	23,578	16,168	44,119	30,647

Loss from operations	(10,260)	(1,172)	(17,521)	(3,142)
Non-operating income (expenses)	31	(704)	1,095	(1,205)

Loss before income taxes	$(10,229)	$(1,876)	$(16,426)	$(4,347)

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

Net revenues and carrying values of long-lived assets of enterprises by geographic regions are as follows:

	Net Revenue				Long-Lived Assets
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2015	2014	2015	2014	2015	2014
	(in thousands)
U.S.	$52,757	$48,901	$105,717	$94,771	$101,133	$102,313
China	—	—	—	—	25,351	22,170
France	1,096	102	5,022	102	12,767	13,806
Total	$53,853	$49,003	$110,739	$94,873	$139,251	$138,289

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc. or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. Allergan plc has exclusive marketing rights of the Company’s enoxaparin product to the U.S. retail pharmacy market. MannKind Corporation began buying RHI API from the Company in December 2014. The Company considers these five customers to be its major customers, as each individually, and these customers collectively, represented a significant percentage of the Company’s net revenue for the three and six months ended June 30, 2015 and 2014 and accounts receivable as of June 30, 2015 and December 31, 2014. The following table provides accounts receivable and net revenues information for these major customers:

	% of Total Accounts Receivable		% of Net Revenue
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Allergan plc(1)	24%	18%	21%	35%	22%	33%
AmerisourceBergen	8%	5%	18%	16%	17%	16%
Cardinal Health	14%	15%	17%	14%	17%	15%
MannKind Corporation	—	21%	5%	—	8%	—
McKesson	27%	13%	23%	22%	21%	25%

(1)	In June 2015, Actavis plc adopted Allergan plc as its new global name

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

The fair values of the Company’s financial assets and liabilities measured on a recurring basis, as of June 30, 2015 and December 31, 2014, are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market accounts	$47,850	$47,850	$—	$—
Restricted short-term investments:
Certificates of deposit	1,285	1,285	—	—

Fair value measurement as of June 30, 2015	$49,135	$49,135	$—	$—

Cash equivalents:
Money market accounts	$42,994	$42,994	$—	$—
Restricted short-term investments:
Certificates of deposit	1,495	1,495	—	—

Fair value measurement as of December 31, 2014	$44,489	$44,489	$—	$—

The fair value of the Company’s cash equivalents includes money market funds and certificates of deposit with original maturities of three months or less. Short-term investments consist of certificate of deposit accounts that expire within 12 months for which market prices are readily available. The restrictions placed on the certificate of deposit accounts have a negligible effect on the fair value of these financial assets; these funds are restricted to meet the Company’s obligation for workers’ compensation claims.

The Company adopted the required fair value measurements and disclosures provisions related to nonfinancial assets and liabilities. These assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include long-lived assets, goodwill, and intangible assets for which the fair value of assets is determined as part of the related impairment test. As of June 30, 2015 and December 31, 2014, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Goodwill and Intangible Assets

Intangible assets include product rights, trademarks, patents, land-use rights, and goodwill. The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
		(in thousands)
Definite-lived intangible assets
Product rights	12	$27,134	$21,788	$5,346
Patents	10	293	93	200
Trademarks	11	16	14	2
Land-use rights	39	2,540	255	2,285
Other intangible assets	1	594	526	68
Subtotal	12	30,577	22,676	7,901
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill
Finished pharmaceutical products	*	280	—	280
API	*	3,505	—	3,505
Subtotal	*	33,010	—	33,010
As of June 30, 2015	*	$63,587	$22,676	$40,911

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
		(in thousands)
Definite-lived intangible assets
Product rights	12	$27,134	$20,896	$6,238
Patents	10	293	78	215
Trademarks	11	19	15	4
Land-use rights	39	2,540	221	2,319
Other intangible assets	1	602	505	97
Subtotal	12	30,588	21,715	8,873
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill
Finished pharmaceutical products	*	280	—	280
API	*	4,187	—	4,187
Subtotal	*	33,692	—	33,692
As of December 31, 2014	*	$64,280	$21,715	$42,565

* Intangible assets with indefinite lives have an undeterminable average life.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill

The Changes in the carrying amounts of goodwill were as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Beginning balance	$4,467	$280
Goodwill related to acquisition of business	—	4,369
Currency translation and other adjustments	(682)	(182)
Ending balance	$3,785	$4,467

Primatene® Mist Trademark

In January, 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene® Mist, an over-the-counter bronchodilator product, for a total consideration of $29.2 million, which is its carrying value as of June 30, 2015.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out method. Provisions are made for slow-moving, unsellable or obsolete items. Inventories consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Raw materials and supplies	$36,019	$41,996
Work in process	23,039	16,221
Finished goods	22,110	24,755
Total inventory	81,168	82,972
Less reserve for excess and obsolete inventories	(994)	(640)
Total inventory, net	$80,174	$82,332

11. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Building	$67,820	$67,760
Leasehold improvements	24,106	23,960
Land	6,914	7,020
Machinery and equipment	106,082	104,819
Furniture, fixtures, and automobiles	12,555	12,213
Construction in progress	29,503	25,068
Total property, plant, and equipment	246,980	240,840
Less accumulated depreciation and amortization	(107,729)	(102,551)
Total property, plant, and equipment, net	$139,251	$138,289

As of June 30, 2015, the Company had $3.0 million in capitalized manufacturing equipment that is intended to be used specifically for the manufacture of Primatene® Mist HFA. The Company will continue to monitor developments with the FDA as it relates to its Primatene® Mist HFA indefinite lived intangible asset in determining if there is an impairment of these related fixed assets (see Note 9).

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Debt

Debt consists of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Loans with East West Bank

Mortgage payable due January 2016	$3,807	$3,887
Mortgage payable due September 2016	2,250	2,289
Line of credit facility due March 2016	—	—
Equipment loan due April 2017	2,317	2,923
Equipment loan due January 2019	5,518	—

Loans with Cathay Bank

Mortgage payable due April 2021	4,505	4,549
Revolving line of credit due May 2016	—	—
Acquisition loan due April 2019	19,949	20,870

Loans with Seine-Normandie Water Agency

French government loan 1 due March 2018	46	—
French government loan 2 due June 2020	128	—
French government loan 3 due July 2021	389	—

Payment obligation to Merck	7,496	8,160

Equipment under Capital Leases	1,025	1,022
Total debt and capital leases	47,430	43,700
Less current portion of long-term debt and capital leases	12,632	7,594
Long-term debt and capital leases, net of current portion	$34,798	$36,106

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

Line of Credit Facility—Due March 2016

In March 2012, the Company entered into a $10.0 million line of credit facility. Borrowings under the facility are secured by inventory and accounts receivable. Borrowings under the facility bear interest at the prime rate as published by The Wall Street Journal. This facility was to mature in July 2014. In April 2014, the Company extended the maturity date to March 2016. As of June 30, 2015, the Company did not have any amounts outstanding under this facility.

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

In January 2015, the Company drew down $6.2 million from the line of credit facility. Subsequently, the facility was then converted into an equipment loan with an outstanding principal balance of $6.2 million. Borrowings under the facility are secured by equipment purchased with the debt proceeds. The Company entered into a fixed interest rate swap contract on this facility to exchange the floating rate for a fixed interest payment over the life of the facility without the exchange of the underlying notional debt amount. The fair value of the derivative and unrealized loss was immaterial to the Company’s consolidated financial statement at June 30, 2015. The facility bears interest at a fixed rate of 4.48% and matures in January 2019. As of June 30, 2015, the loan had a book value of $5.5 million, which approximates fair value. The variable interest rate is deemed to be a Level 2 input for measuring fair value.

Loans with Cathay Bank

Mortgage Payable—Due April 2021

In March 2007, the Company entered into a mortgage term loan in the principal amount of $5.3 million, which matured in March 2014. In April 2014, the Company refinanced the mortgage term loan, which had a principal balance outstanding of $4.6 million. The loan is payable in monthly installments of $28.1 thousand with a final balloon payment of $3.9 million. The loan is secured by the building at the Company’s Canton, Massachusetts, location and bears interest at a fixed rate of 5.42% and matures in April 2021. As of June 30, 2015, the loan had a fair value of $4.8 million, compared to a book value of $4.5 million. The fair value of the loan was determined by using the interest rate associated with the Company’s mortgage loans with similar terms and collateral that has variable interest rates. The fair value of debt obligations is not measured on a recurring basis and the variable interest rate is deemed to be a Level 2 input for measuring fair value.

Revolving Line of Credit—Due May 2016

In April 2012, the Company entered into a $20.0 million revolving line of credit facility. Borrowings under the facility are secured by inventory, accounts receivables, and intangibles held by the Company. The facility bears interest at the prime rate as published by The Wall Street Journal with a minimum interest rate of 4.00%. This revolving line of credit was to mature in May 2014. In April 2014, the Company modified the facility to extend the maturity date to May 2016. As of June 30, 2015, the Company did not have any amounts outstanding under this facility.

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

As of June 30, 2015, the payment obligation had an aggregate book value of €0.5 million, or $0.6 million, which approximates fair value. The fair value of the payment obligation was determined by using the interest rate associated with the Company’s acquisition loan with Cathay Bank that bears a variable interest rate at the prime rate as published by the Wall Street Journal, with a minimum interest rate of 4.00%. The fair value of the debt obligation is not measured on a recurring basis and the variable interest rate is deemed to be a Level 2 input for measuring fair value.

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

As of June 30, 2015, the payment obligation had a book value of $7.5 million, which approximates fair value. The fair value of the payment obligation was determined by using the interest rate associated with the Company’s acquisition loan with Cathay Bank that bears a variable interest rate at the prime rate as published by the Wall Street Journal, with a minimum interest rate of 4.00%. The fair value of the debt obligation is not measured on a recurring basis and the variable interest rate is deemed to be a Level 2 input for measuring fair value.

Covenants

At June 30, 2015, the Company was in compliance with its debt covenants, which include a minimum current ratio, minimum debt service coverage, minimum tangible net worth, and maximum debt-to-effective-tangible-net-worth ratio, computed on a consolidated basis in some instances and on a separate-company basis in others. At December 31, 2014, the Company was not in compliance with two of its financial covenants with Cathay Bank. The first one requiring a fixed charge coverage ratio of 1.2 to 1.0, or greater, and the second one required a minimum debt service coverage ratio of 1.5 to 1.0, or greater. On March 13, 2015, the Company obtained waivers of the debt covenants for the period ending December 31, 2014.

Equipment under Capital Leases

The Company entered into leases for certain equipment under capital leasing arrangements, which will expire at various times through 2020. The cost of equipment under capital leases was $1.6 million and $1.5 million at June 30, 2015 and December 31, 2014, respectively.

The accumulated amortization of equipment under capital leases was $0.6 million and $0.4 million at June 30, 2015 and December 31, 2014, respectively. Amortization of assets recorded under capital leases is included in depreciation and amortization expense in the accompanying consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Income Taxes

The following table sets forth the Company’s income tax provision for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Loss before taxes	$(10,229)	$(1,876)	$(16,426)	$(4,347)
Income tax benefit	(3,582)	(696)	(9,114)	(1,548)
Net loss	$(6,647)	$(1,180)	$(7,312)	$(2,799)
Income tax benefit as a percentage of income before income taxes	(35.0)%	(37.1)%	(55.5)%	(35.6)%

The Company’s income tax benefit for the three and six months ended June 30, 2015 was (35.0)% and (55.5)% of income before income taxes, respectively. The blended effective income tax rate expected for the year ended December 31, 2015 is (50.2)%. This tax provision rate factors in various domestic deductions and the impact of foreign operations on the Company’s overall tax rate. The Company’s income tax benefit of (37.1)% and (35.6)% during the three and six months ended June 30, 2014, respectively, factored in similar deductions as well as the impact of foreign operations.

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

14. Stockholders' Equity

A summary of the changes in stockholders’ equity for the six months ended June 30, 2015 consisted of the following:

Six Months Ended June 30, 2015
(in thousands)

Stockholders’ equity as of December 31, 2014	$281,860
Net loss	(7,312)
Accumulated other comprehensive loss	(2,480)
Exercise of stock options	10,723
Nonemployee share-based compensation expense	173
Employee share-based compensation expense	5,757
Repurchase of common stock(1)	(741)
Purchase of treasury stock	(2,715)
Stockholders’ equity as of June 30, 2015	$285,265

_______________________

(1) Repurchase of common stock relating to the tax withholding of equity award settlements.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The first offering period commenced on February 1, 2015 and ends on November 30, 2015. As of June 30, 2015, the Company has not issued any shares of common stock under the ESPP and 2,000,000 shares of its common stock remained available for issuance.

For the three and six months ended June 30, 2015, the Company recorded ESPP expense of $0.1 million and $0.2 million, respectively.

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

Pursuant to the Company’s share repurchase program, the Company purchased 79,400 and 195,700 shares of its common stock during the three and six months ended June 30, 2015 totaling $1.2 million and $2.7 million, respectively.

The 2015 Equity Incentive Plan

In March 2015, the Board of Directors adopted the Company’s 2015 Equity Incentive Plan, or the 2015 Plan, which was approved by the Company’s stockholders in May 2015 and is set to expire in March 2025. The 2015 Plan is designed to meet the needs of a publicly traded company, including the requirements for granting “performance based compensation” under Section 162(m) of the Internal Revenue Code. The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares, and other stock or cash awards to employees of the Company and its subsidiaries, members of the Board of Directors and consultants.

The Company initially reserved 5,000,000 shares of common stock for issuance under the 2015 plan. This number will be increased by the number of shares available for issuance under the Company’s prior equity incentive plans or arrangements that are not subject to options or other awards, plus the number of shares of common stock related to options or other awards granted under the Company’s prior equity incentive plans or arrangements that are repurchased, forfeited, expired, or are cancelled on or after the effective date of the 2015 plan. The 2015 plan also contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on January 1 of each year during the 10 year term of the 2015 plan, beginning January 1, 2016. The annual increase in the number of shares shall be the lessor of (i) 3,000,000 shares, (ii) two and one-half percent (2.5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Board of Directors. As of the effective date, there were 5,300,296 shares available for grant under the 2015 plan.

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

The weighted-averages for key assumptions used in determining the fair value of options granted during the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Average volatility	24.9%	33.3%	27.1%	31.7%
Risk-free interest rate	1.1%	2.2%	1.2%	1.5%
Weighted-average expected life in years	3.2	6.3	4.5	6.3
Dividend yield rate	0.0%	0.0%	0.0%	0.0%

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of option activity under all plans for the six months ended June 30, 2015 is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
				(in thousands)
Outstanding as of December 31, 2014	11,371,891	$15.12
Options granted	2,261,610	15.71
Options exercised	(1,002,341)	13.43
Options cancelled	(16,057)	13.69
Options expired	(64,705)	21.34
Outstanding as of June 30, 2015	12,550,398	15.34	4.82	$45,834
Exercisable as of June 30, 2015	5,846,405	17.24	3.71	$19,662

______________________

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock for those awards that have an exercise price below the estimated fair value at June 30, 2015.

For the three and six months ended June 30, 2015, the Company recorded stock option expense related to employees under all plans of $2.3 million and $3.9 million, respectively. For the three and six months ended June 30, 2014, the Company recorded stock option expense related to employees under all plans of $1.8 million and $3.1 million, respectively.

Information relating to option grants and exercises is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Weighted-average grant date fair value	$2.89	$5.33	$3.44	$4.02
Intrinsic value of options exercised	2,264	(139)	2,453	(139)
Cash received	9,531	571	10,441	571
Total fair value of the options vested during the year	1,112	290	2,536	816

A summary of the status of the Company’s nonvested options as of June 30, 2015, and changes during the six months ended June 30, 2015, are presented below:

	Options	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2014	5,090,591	$3.34
Options granted	2,261,610	3.44
Options vested	(632,151)	4.01
Options forfeited	(16,057)	4.95
Nonvested as of June 30, 2015	6,703,993	3.30

As of June 30, 2015, there was $15.2 million of total unrecognized compensation cost, net of forfeitures, related to nonvested stock option based compensation arrangements granted under the Company’s 2005 Equity Incentive Award Plan, or the 2005 Plan. The cost is expected to be recognized over a weighted-average period of 2.3 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred Stock Units/Restricted Stock Units

Beginning in 2007, the Company granted deferred stock units, or DSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years, and commencing in 2015, such equity was issued as restricted stock units, or RSUs (such RSUs and DSUs are collectively referred to herein as RSUs). The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period. The Company recorded a total expense of $1.2 million and $1.7 million for the three and six months ended June 30, 2015, respectively, for these RSU awards, compared to the prior year expense of $0.5 million and $0.7 million for the three and six months ended June 30, 2014, respectively.

As of June 30, 2015, there was $10.3 million of total unrecognized compensation cost, net of forfeitures, related to nonvested RSU-based compensation arrangements granted under the 2005 Plan. The cost is expected to be recognized over a weighted-average period of 2.7 years and will be adjusted for future changes in estimated forfeitures.

Additionally, prior to the Company’s initial public offering, the Company issued RSUs that were treated as an accounting exchange for expiring stock options, whereby the fair value of the expiring stock options equaled the fair value of the RSUs at the date of the exchange. As such, the Company did not record any expense related to these award modifications.

Information relating to RSU grants and deliveries is as follows:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation(1)
		(in thousands)
RSUs outstanding at December 31, 2014	503,010
RSUs granted	518,336	$7,768
RSUs forfeited	(2,256)
Common stock delivered	(74,404)
RSUs surrendered for taxes	(47,993)
RSUs outstanding at June 30, 2015	896,693

______________________

(1)	The total fair market value is derived from the number of RSUs granted times the current stock price on the date of grant.

The Company recorded share-based compensation expense under all plans and is included in the Company’s consolidated statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenues	$730	$394	$1,218	$687
Operating expenses:
Selling, distribution and marketing	59	29	99	50
General and administrative	2,650	1,837	4,140	3,013
Research and development	261	145	473	271
Total share-based compensation	$3,700	$2,405	$5,930	$4,021

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 4% of employee contributions, or up to 2% of their annual compensation, and pays the administrative costs of the Plan. Employer contributions vest over four years. Total employer contributions for the three and six months ended June 30, 2015 were approximately $0.2 million and $0.4 million, respectively, compared to the prior year expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2014, respectively.

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

The liability under the plan is based on a discount rate of 1.75% as of June 30, 2015 and December 31, 2014. The liability is included in accrued liabilities in the accompanying consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $1.4 million and $1.1 million at June 30, 2015 and December 31, 2014, respectively. The Company recorded an immaterial amount of expense under the plan for the three and six months ended June 30, 2015.

16. Commitments and Contingencies

Distribution Agreement with Allergan plc

In May 2005, the Company entered into an agreement to grant certain exclusive marketing rights for its enoxaparin product to Andrx Pharmaceuticals, Inc., or Andrx, which generally extends to the U.S. retail pharmacy market. To obtain such rights, Andrx made a non-refundable, upfront payment of $4.5 million to the Company upon execution of the agreement which was classified as deferred revenues. Under the agreement, the Company is paid a fixed cost per unit sold to Andrx and also shares in the gross profits (as defined) from Andrx’s sales of the product in the U.S. retail pharmacy market. In November 2006, Watson Pharmaceuticals, Inc., or Watson, acquired Andrx and all of the rights and obligations associated with the agreement. In January 2013, Watson adopted Actavis, Inc. as its new global name. In March 2015, Actavis acquired Allergan plc and adopted Allergan plc as its new global name in June 2015. The agreement has a term that expires in January 2019 and can be extended by Allergan for an additional three years. The agreement may only be terminated prior to the end of the term by either party in the case of a breach of contract or insolvency of the other party, by the Company if Allergan fails to purchase a minimum number of units and by Allergan if an infringement claim is made against Allergan.

In January 2012, the Company launched enoxaparin, beginning the seven-year period in which Allergan has the exclusive marketing rights for the Company’s enoxaparin product in the U.S. retail pharmacy market and the start of the Company’s recognition of the $4.5 million deferred revenue over this period on a straight-line basis. Allergan has an option to renew the agreement for an additional three years. As of June 30, 2015 and December 31, 2014, the balance of the deferred revenue was $2.3 million and $2.6 million, respectively.

The Company manufactures its enoxaparin product for the retail market according to demand specifications of Allergan. Upon shipment of enoxaparin to Allergan, the Company recognizes product sales at an agreed transfer price and records the related cost of products sold. Based on the terms of the Company’s distribution agreement with Allergan, the Company is entitled to a share of the ultimate profits based on the eventual net revenue from enoxaparin sales by Allergan to the end user less the agreed transfer price originally paid by Allergan to the Company. Allergan provides the Company with a quarterly sales report that calculates the Company’s share of Allergan enoxaparin gross profit. The Company records its share of Allergan gross profit as a component of net revenue.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

MannKind paid a non-refundable reservation fee to the Company in the amount of €11.0 million, or approximately $14.0 million.  Under the agreement, the non-refundable reservation fee is considered as partial payment for the purchase commitment quantity for 2015. The Company classified the amount as deferred revenue. As of June 30, 2015, the balance of the deferred revenue was €3.4 million, or $3.8 million.

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

Collaboration agreement with a medical device manufacturer

The Company has entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by the Company for one of its pipeline products. As of June 30, 2015 the Company has paid an upfront payment of $0.5 million and a $0.1 million milestone payment under this agreement, which was classified as research and development expense. The Company is obligated to pay up to an additional $1.9 million if certain milestones are met. If the medical device manufacturer is successful in the development of this drug delivery system and the Company’s pipeline products receives appropriate regulatory approval, the Company intends to enter into a commercial supply agreement with such medical device manufacturer for a minimum purchase of 1.0 million units during the first 12 months.

Operating Lease Agreements

The Company leases real and personal property, in the normal course of business, under various non-cancelable operating leases. The Company, at its option, can renew a substantial portion of its leases, at the market rate, for various renewal periods ranging from one to six years. Rental expense under these leases for the three and six months ended June 30, 2015 was approximately $0.9 million and $1.7 million, respectively, compared to $1.4 million and $2.2 million for the three and six months ended June 30, 2014, respectively.

Purchase Commitments

As of June 30, 2015, the Company has entered into commitments to purchase equipment and raw materials for an aggregate of $5.8 million. The Company anticipates that most of these commitments will be fulfilled by 2016.

The Company entered into agreements with a Chinese governmental entity to acquire land-use rights to real property in Nanjing, China. Under the terms of these agreements, the Company committed to invest capital in its wholly-owned subsidiary, ANP, and to develop these properties as an API manufacturing facility for the Company’s pipeline products. In conjunction with these agreements, ANP modified its business license on July 3, 2012 to increase its authorized capital. As of June 30, 2015, the Company had invested approximately $49.0 million in ANP of its registered capital commitment of $61.0 million. The Company has committed to invest an additional $12.0 million in ANP by December 2017. This investment in ANP will result in cash being transferred from the U.S. parent company to ANP.

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

17. Litigation

Enoxaparin Patent Litigation

In September 2011, Momenta Pharmaceuticals, Inc., or Momenta, a Boston-based pharmaceutical company, and Sandoz Inc., or Sandoz, the generic division of Novartis, initiated litigation against the Company for alleged patent infringement of two patents related to testing methods for batch release of enoxaparin, which the Company refers to as the “‘886 patent” and the “‘466 patent.” The lawsuit was filed in the United States District Court for the District of Massachusetts, or the District Court. In October 2011, the District Court issued a preliminary injunction barring the Company from selling its generic enoxaparin product and also requiring Momenta and Sandoz to post a $100.1 million bond. The preliminary injunction was stayed by the United States Court of Appeals for the Federal Circuit, or the Federal Circuit, in January 2012, and reversed by the Federal Circuit in August 2012.

In January 2013, the Company moved for summary judgment of non-infringement of both patents. Momenta and Sandoz withdrew their allegations as to the ‘466 patent, and in July 2013, the District Court granted the Company’s motion for summary judgment of non-infringement of the ‘886 patent and denied Momenta and Sandoz’s motion for leave to amend infringement contentions. On January 24, 2014, the District Court judge entered final judgment in the Company’s favor on both patents. Momenta and Sandoz also filed a motion to collect attorney’s fees and costs relating to a discovery motion which the District Court granted. On January 30, 2014, Momenta and Sandoz filed a notice of appeal to the Federal Circuit appealing the court’s final judgment including summary judgment denying Momenta and Sandoz’s motion for leave to amend their infringement contentions. The Company intends to attempt to collect the $100.1 million bond posted by Momenta and Sandoz following the appeal. Momenta filed its opening appeal brief on June 27, 2014, the Company filed its responding brief on September 25, 2014, and Momenta filed its reply brief on November 13, 2014. The Federal Circuit held oral arguments on May 4, 2015. On July 13, 2015, at the request of the Federal Circuit, the United States filed an amicus brief with the Federal Circuit. On July 24, 2015, the Company filed a supplemental appeal brief with the Federal Circuit in response to the United States’ amicus brief. On August 4, 2015, Momenta filed a supplemental appeal brief with the Federal Circuit in connection with the United States’ amicus brief and the Company’s supplemental appeal brief.

False Claims Act Litigation

In January 2009, the Company filed a qui tam complaint in the U.S. District Court for the Central District of California, or the District Court, alleging that Aventis Pharma S.A., or Aventis, through its acquisition of a patent through false and misleading statements to the U.S. Patent and Trademark Office, as well as through false and misleading statements to the FDA, overcharged the federal and state governments for its Lovenox® product. If the Company is successful in this litigation, it could be entitled to a portion of any damage award that the government ultimately may recover from Aventis. In October 2011, the District Court unsealed the Company’s complaint.

On February 28, 2014, Aventis filed a motion for summary judgment on the issue of the adequacy of the Company’s notice letter to the government, and the District Court denied Aventis’ motion for summary judgment in a final order it issued on May 12, 2014. On June 9, 2014, at Aventis’ request, the District Court issued an order certifying for appeal its order denying Aventis’ motion for summary judgment. On June 9, 2014, Aventis filed with the United States Court of Appeals for the Ninth Circuit, or the Ninth Circuit, a petition for permission to appeal the District Court’s denial of Aventis’ motion for summary judgment, and the Company filed an opposition to Aventis’ petition on June 19, 2014. On August 22, 2014, the Ninth Circuit granted Aventis’ petition. The parties have completed and filed their respective appeal briefs with the Ninth Circuit. A date for oral argument has not been set by the Ninth Circuit.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The District Court set an evidentiary hearing for July 7, 2014 on the “original source” issue, a key element under the False Claims Act. The evidentiary hearing was conducted as scheduled, from July 7, 2014 through July 10, 2014. The Company filed its post-hearing brief on August 11, 2014, Aventis filed its post-hearing brief on September 10, 2014, and the Company filed its reply brief on September 24, 2014. The District Court conducted a hearing for closing argument on the original source issue on October 10, 2014. On July 13, 2015, the District Court issued a ruling concluding that the Company is not an original source under the False Claims Act, and the District Court entered final judgment dismissing the case for lack of subject matter jurisdiction. On July 27, 2015, Aventis filed a request for attorneys’ fees with the District Court, and on August 3, 2015, the Company filed objections to Aventis’s request. On July 20, 2015, the Company filed with the Ninth Circuit a notice of appeal of the District Court’s dismissal of the case, and Aventis filed a notice of cross-appeal on August 5, 2015. The Company’s opening appeal brief is due to be filed with the Ninth Circuit by December 28, 2015, and Aventis’s answering appeal brief is due to be filed by January 27, 2016.

California Employment Litigation

On January 6, 2015, the Company received a formal demand from Plaintiff’s counsel in an employment related lawsuit captioned Eva Hernandez v. International Medication Systems Limited, in connection with a complaint originally filed on February 4, 2013 in the Superior Court of California County of Los Angeles, or the Court, by plaintiff Eva Hernandez on behalf of herself and others similarly situated. Plaintiff’s complaint included alleged violations of the California Labor Code stemming from the Company’s alleged timekeeping practices, as well as other similar and related claims brought under California law. In the complaint, Plaintiff sought damages and related remedies under California law, as well as various penalty payments under the California Labor Code, on behalf of herself and others similarly situated. On April 7, 2015, solely to resolve the dispute, minimize disruption to the Company due to ongoing litigation, and other similar and related factors (but unrelated to the alleged merits of Plaintiff’s claims), the Company reached an agreement in principle to settle this matter on a class wide basis for a total amount of $3.2 million, plus applicable payroll taxes. The specific terms of the agreement are subject to confirmation in a Joint Stipulation of Settlement, which is further subject to Court approval, following notice and an opportunity to be heard by all interested parties. The Joint Stipulation of Settlement as executed by the parties was filed with the Court on June 2, 2015. On July 1, 2015, the Court preliminarily approved the settlement, subject to final approval by the Court following notice and an opportunity to be heard by all interested parties. A final approval hearing has been set by the Court for November 5, 2015.

Other Litigation

The Company is also subject to various other claims and lawsuits from time-to-time arising in the ordinary course of business. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the opinion of management, the ultimate resolution of any such matters is not expected to have a materially adverse effect on its financial position, results of operations, or cash flows; however, the results of litigation and claims are inherently unpredictable and the Company’s view of these matters may change in the future. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

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

Overview of Amphastar

Amphastar Pharmaceuticals, Inc., together with our wholly-owned subsidiaries, International Medication Systems, Limited, or IMS; Amphastar Laboratories, Inc.; Armstrong Pharmaceuticals, Inc., or Armstrong; Amphastar Nanjing Pharmaceuticals Co., Ltd., or ANP; and Amphastar France Pharmaceuticals, S.A.S., or AFP, is a specialty pharmaceutical company that focuses primarily on developing, manufacturing, marketing and selling technically-challenging generic and proprietary injectable and inhalation products.  In 2014, we commenced sales of insulin API products. We currently manufacture and sell 18 products including Amphadase®, which we plan to re-launch in the fourth quarter of 2015. Additionally, we are developing a portfolio of 15 generic and six proprietary injectable and inhalation product candidates.

Our largest product by net revenues is currently enoxaparin sodium injection, the generic equivalent of Sanofi S.A.’s Lovenox®. Enoxaparin is a difficult to manufacture injectable form of low molecular weight heparin that is used as an anticoagulant and is indicated for multiple indications, including the prevention and treatment of deep vein thrombosis.

We have agreements with established group purchasing organizations and wholesaler networks to distribute enoxaparin, which is marketed under our own label for the hospital and clinic market. For the U.S. retail market, we have an agreement with Allergan plc, or Allergan, to distribute enoxaparin, which is marketed under their subsidiary Actavis’ label.

In June 2015, we received approval of our new drug application, or NDA supplement for Amphadase®. This marks the first approved starting material from ANP and signifies that our facility located in Nanjing, China has been qualified by the U.S. Food and Drug Administration, or FDA. Amphadase® will compete in the hyaluronidase market and is used to improve the resorption of radiopaque agents. We plan to re-launch Amphadase® in the fourth quarter of 2015.

Our pipeline of 22 generic and proprietary product candidates is in various stages of development and targets a variety of indications. With respect to these product candidates, we have filed three abbreviated new drug applications and one NDA with the FDA.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net revenues

	Three Months Ended June 30,		Change
	2015	2014	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products
Enoxaparin	$19,541	$27,225	$(7,684)	(28%)
Other products	30,534	21,676	8,858	41%
Total finished pharmaceutical products	$50,075	$48,901	$1,174	2%
API	3,778	102	3,676	3,604%
Total net revenues	$53,853	$49,003	$4,850	10%
Cost of revenues
Finished pharmaceutical products	$37,441	$33,939	$3,502	10%
API	3,094	68	3,026	4,450%
Total cost of revenues	$40,535	$34,007	$6,528	19%
Gross profit	$13,318	$14,996	$(1,678)	(11%)
as % of net revenues	25%	31%

Net revenues were $53.9 million and $49.0 million for the three months ended June 30, 2015 and 2014, respectively, representing an increase of $4.9 million, or 10%. The increase was largely due to the increase in sales of naloxone to $10.7 million from $4.7 million as a result of increased unit volumes at higher average prices. Additionally, we had an increase of $3.7 million in sales of recombinant human insulin and porcine insulin from our insulin business, which we acquired from Merck in April 2014, as well as, an increase of $8.9 million in sales of our other finished pharmaceutical products. These increases were partially offset by lower sales of enoxaparin, which decreased $7.7 million to $19.5 million on higher unit volumes at lower average selling prices.

We expect that the declines in the average selling price of enoxaparin will continue and that unit volume will decline in 2015 as an additional competitor, Teva, launched a competing enoxaparin product in February 2015. We believe this trend will be partially offset by pricing increases on several other finished pharmaceutical products. Net revenues would also be impacted if sales of our products were affected by any manufacturing or production issues, supply chain interruptions or unexpected regulatory issues.

Although quarterly sales may fluctuate, we anticipate that sales of insulin API will increase due to sales under our supply agreement with MannKind. Most of our API sales are denominated in Euros, and the decline in the value of the Euro versus the dollar compared to 2014 has had and will continue to have a negative impact on API sales revenues in 2015.

Cost of revenues

Cost of revenues was $40.5 million and $34.0 million for the three months ended June 30, 2015 and 2014, respectively, representing an increase of $6.5 million, or 19%. The increase was primarily due to the overall cost of revenue at AFP of $3.1 million, relating to the cost of sales of our insulin products, as well as, costs related to an increase in unit volume of our finished pharmaceutical products. The cost of revenues as a percentage of revenues increased to 75% from 69%. This increase as a percentage of revenues was primarily due to lower pricing on enoxaparin.

The declining prices and unit volume of enoxaparin will put additional downward pressure on gross margins, but we believe this trend will be partially offset by increases in prices of several other finished pharmaceutical products.

Selling, distribution and marketing, general and administrative, and impairment of long-lived assets

	Three Months Ended June 30,		Change
	2015	2014	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$1,470	$1,352	$118	9%
General and administrative	11,308	8,638	2,670	31%
Impairment of long-lived assets	74	184	(110)	(60%)

General and administrative expenses were $11.3 million and $8.6 million for the three months ended June 30, 2015 and 2014, respectively, representing an increase of $2.7 million, or 31%. The increase was primarily due to an increase in corporate compensation expense, costs associated with our compliance with Sarbanes-Oxley section 404, as well as, the inclusion of expenses generated at our French subsidiary, AFP, which we acquired in April 2014.

General and administrative expenses will increase on an annual basis due to the costs associated with compliance with Sarbanes-Oxley section 404, and the full year impact of corporate public company expenses.

Research and development

	Three Months Ended June 30,		Change
	2015	2014	Dollars	%
	(in thousands)
Research and development	$10,726	$5,994	$4,732	79%

Research and development expenses were $10.7 million and $6.0 million for the three months ended June 30, 2015 and 2014, respectively, representing an increase of $4.7 million, or 79%. We had an increase of $1.6 million in clinical trial expense, primarily related to our naloxone nasal product candidate. Additionally, we had an increase in expense of $2.4 million in purchases of materials and other research and development supplies, which related to the approval of Amphadase® and the development of naloxone nasal product candidate.

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

The following table sets forth our research and development expenses for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Change
	2015	2014	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$3,472	$2,662	$810	30%
Pre-launch inventory	—	331	(331)	(100%)
Clinical trials	1,772	197	1,575	799%
FDA fees	59	—	59	N/A
Testing, operating and lab supplies	3,612	1,211	2,401	198%
Depreciation and amortization	993	922	71	8%
Other expenses	818	671	147	22%
Total research and development expenses	$10,726	$5,994	$4,732	79%

Provision for income tax benefit

	Three Months Ended June 30,		Change
	2015	2014	Dollars	%
	(in thousands)
Income tax benefit	$3,582	$696	$2,886	415%
Effective tax rate	35%	37%

Income tax benefit was $3.6 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively, representing an increase in income tax benefit of $2.9 million, or 415%. The increase in income tax benefit was primarily related to the pre-tax loss that occurred during the three months ended June 30, 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net revenues

	Six Months Ended June 30,		Change
	2015	2014	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products
Enoxaparin	$43,383	$53,297	$(9,914)	(19%)
Other products	57,564	41,474	16,090	39%
Total finished pharmaceutical products	$100,947	$94,771	$6,176	7%
API	9,792	102	9,690	9,500%
Total net revenues	$110,739	$94,873	$15,866	17%
Cost of revenues
Finished pharmaceutical products	$75,460	$67,300	$8,160	12%
API	8,681	68	8,613	12,666%
Total cost of revenues	$84,141	$67,368	$16,773	25%
Gross profit	$26,598	$27,505	$(907)	(3%)
as % of net revenues	24%	29%

Net revenues were $110.7 million and $94.9 million for the six months ended June 30, 2015 and 2014, respectively, representing an increase of $15.8 million, or 17%. The increase was largely due to the increase in sales of naloxone to $17.4 million from $8.0 million as a result of increased unit volumes at higher average prices. Additionally, we had an increase of $9.7 million in sales of recombinant human insulin and porcine insulin from our insulin business, which we acquired from Merck in April 2014, as well as, an increase of $16.1 million in sales of our other finished pharmaceutical products. These increases were partially offset by lower sales of enoxaparin, which decreased $9.9 million to $43.4 million on higher unit volumes at lower average selling prices.

We expect that the declines in the average selling price of enoxaparin will continue and that unit volume will decline in 2015 as an additional competitor, Teva, launched a competing enoxaparin product in February 2015. We believe this trend will be partially offset by pricing increases on several other finished pharmaceutical products. Net revenues would also be impacted if sales of our products were affected by any manufacturing or production issues, supply chain interruptions or unexpected regulatory issues.

Although quarterly sales may fluctuate, we anticipate that sales of insulin API will increase due to sales under our supply agreement with MannKind. Most of our API sales are denominated in Euros, and the decline in the value of the Euro versus the dollar compared to 2014 has had and will continue to have a negative impact on API sales revenues in 2015.

Cost of revenues

Cost of revenues was $84.1 million and $67.4 million for the six months ended June 30, 2015 and 2014, respectively, representing an increase of $16.7 million, or 25%. The increase was primarily due to the overall cost of revenue at AFP of $8.6 million, relating to the cost of sales of our insulin products, as well as, costs related to an increase in unit volume of our finished pharmaceutical products. The cost of revenues as a percentage of revenues increased to 76% from 71%. This increase as a percentage of revenues was primarily due to lower pricing on enoxaparin.

The declining prices and unit volume of enoxaparin will put additional downward pressure on gross margins, but we believe this trend will be partially offset by increases in prices of several other finished pharmaceutical products.

Selling, distribution and marketing, general and administrative, and impairment of long-lived assets

	Six Months Ended June 30,		Change
	2015	2014	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$2,992	$2,612	$380	15%
General and administrative	23,759	15,484	8,275	53%
Impairment of long-lived assets	74	348	(274)	(79%)

General and administrative expenses were $23.8 million and $15.5 million for the six months ended June 30, 2015 and 2014, respectively, representing an increase of $8.3 million, or 53%. The increase was primarily due to an accrual of $3.2 million, plus applicable payroll taxes relating to a settlement of our California employment litigation. We had an increase of $1.2 million, relating to the cost associated with our compliance with Sarbanes-Oxley section 404, as well as, the inclusion of expenses generated at our French subsidiary, AFP, which we acquired in April 2014.

General and administrative expenses will increase on an annual basis due to the costs associated with compliance with Sarbanes-Oxley section 404, and the full year impact of corporate public company expenses.

Research and development

	Six Months Ended June 30,		Change
	2015	2014	Dollars	%
	(in thousands)
Research and development	$17,294	$12,203	$5,091	42%

Research and development expenses were $17.3 million and $12.2 million for the six months ended June 30, 2015 and 2014, respectively, representing an increase of $5.1 million, or 42%. We had an increase of $1.9 million in clinical trial expense, primarily related to our naloxone nasal product candidate. Additionally, we had an increase in expense of $3.1 million in purchases of materials and other research and development supplies, which related to the approval of Amphadase® and the development of naloxone nasal product candidate.

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

The following table sets forth our research and development expenses for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Change
	2015	2014	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$6,687	$5,587	$1,100	20%
Pre-launch inventory	—	1,014	(1,014)	(100%)
Clinical trials	1,870	—	1,870	N/A
FDA fees	174	—	174	N/A
Testing, operating and lab supplies	5,168	2,182	2,986	137%
Depreciation and amortization	2,001	1,803	198	11%
Other expenses	1,394	1,617	(223)	(14%)
Total research and development expenses	$17,294	$12,203	$5,091	42%

Provision for income tax benefit

	Six Months Ended June 30,		Change
	2015	2014	Dollars	%
	(in thousands)
Income tax benefit	$9,114	$1,548	$7,566	489%
Effective tax rate	55%	36%

Income tax benefit was $9.1 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively, representing an increase in income tax benefit of $7.6 million, or 489%. The increase in income tax benefit was primarily related to the pre-tax loss that occurred during the six months ended June 30, 2015 and the reversal of a deferred tax valuation allowance during the first quarter of 2015, which had previously been reserved.

Liquidity and Capital Resources

Cash Requirements and Sources

We need capital resources to maintain and expand our business.  Our future capital expenditures will include projects undertaken to upgrade, expand and improve its manufacturing facilities in the United States, China and France.  Our cash obligations include the principal and interest payments due on its existing loans, as described below and throughout this Quarterly Report. We believe that our cash reserves, operating cash flows, and availability under our revolving credit facility will be sufficient to fund our operations for the next 12 months. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

Working capital decreased $0.9 million to $134.5 million at June 30, 2015 compared to $135.4 million at December 31, 2014. The decrease in working capital was primarily due to payments on long-term debt of $2.5 million and capital expenditures of $7.6 million, which was partially offset by cash in-flows from operations of $3.8 million and cash provided by option exercises of $10.7 million.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the six months ended June 30, 2015:

Six Months Ended June 30, 2015
(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$3,841
Investing activities	(8,764)
Financing activities	11,529
Effect of exchange rate changes on cash	29
Net increase in cash and cash equivalents	$6,635

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $3.8 million for the six months ended June 30, 2015, which included a net loss of $7.3 million. Non-cash items are comprised of $6.6 million of depreciation and amortization and, $5.9 million of share-based compensation expense. This was partially offset by an increase of $2.3 million in operating assets and liabilities and a $3.9 million change in deferred taxes and other tax related items

Investing Activities

Net cash used in investing activities of $8.8 million for the six months ended June 30, 2015 was primarily related to $7.6 million in purchases of property, machinery, and equipment, including the associated capitalized labor and interest on self-constructed assets. Additionally, $1.4 million in deposits were made for machinery and equipment.

Financing Activities

Net cash provided by financing activities of $11.5 million for the six months ended June 30, 2015 was primarily related to $6.8 million in additional borrowings and $10.7 million from proceeds of stock options exercised. This was partially offset by $3.5 million relating to the repurchase of our common stock and $2.5 million in principal payments on our long-term debt.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except that our outstanding debt obligations have changed as follows:

	June 30, 2015	December 31, 2014	Change
	(in thousands)
Short-term debt and current portion of long-term debt	$12,632	$7,594	$5,038
Long-term debt	34,798	36,106	(1,308)
Total debt	$47,430	$43,700	$3,730

The increase in outstanding debt is primarily related to the debt associated with the $6.2 million draw down from our line of credit in January 2015, which was subsequently converted into an equipment loan that matures in January 2019.

As of June 30, 2015, we had $30.0 million in unused borrowing capacity under revolving lines of credit with Cathay Bank and East West Bank.

We have entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by us for one of our pipeline products. As of June 30, 2015 we have paid an upfront payment of $0.5 million and a $0.1 million milestone payment under this agreement, which was classified as research and development expense. We are obligated to pay up to an additional $1.9 million if certain milestones are met. If the medical device manufacturer is successful in the development of this drug delivery system and the Company’s pipeline products receives appropriate regulatory approval, we intend to enter into a commercial supply agreement with such medical device manufacturer for a minimum purchase of 1.0 million units during the first 12 months.

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

In May 2014, the FASB issued an accounting standards update that creates a single source of revenue guidance for companies in all industries. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. This guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach and will be effective for fiscal years beginning after December 15, 2017, which will be our fiscal year 2018. We have not yet evaluated the potential impact of adopting the guidance on our consolidated financial statements.

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

In July 2015, the FASB issued an accounting standards update which requires entities to measure most inventory at the lower of cost and net realizable value, or NRV, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is measured at the lower of cost and net realizable value, which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. The standard will be effective for us for the first quarter of our fiscal year 2016. Early application is permitted. The new guidance must be applied prospectively.  We do not believe the adoption of this accounting guidance will have a material impact on our consolidated financial statements and related disclosures.

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

Government Regulation

Our products and facilities are subject to regulation by a number of federal and state governmental agencies. The Food and Drug Administration, or FDA, in particular, maintains oversight of the formulation, manufacture, distribution, packaging, and labeling of all of our products. The Drug Enforcement Administration, or DEA, maintains oversight over our products that are considered controlled substances.

From January 19 through 22, 2015, our facility in Éragny-Sur-Epte, France was subject to an inspection by the French National Agency for Medicines and Health Products Safety (Agence nationale de sécurité du médicament et des produits de santé), or ANSM. The inspection included a review of current EU Good Manufacturing Practices for Medicinal Products for Human and Veterinary Use (EU-GMP Part II for Active Substances) and Manufacture of Biological Active Substances and Medicinal Products for Human Use (EU-GMP Annex 2). The inspections resulted in various observations issued formally to the facility. We responded to those observations on March 13, 2015, with a minor follow up response on April 3, 2015. We received acknowledgment from ANSM that our responses to the observations were satisfactorily addressed and was issued a certificate of GMP compliance from the Agency dated April 9, 2015 that is valid until January 2018.

On July 22, 2015 through August 10, 2015, our IMS facility in South El Monte, CA was subject to an inspection by the FDA. The inspection included a review of cGMP and preapproval inspections for abbreviated new drug applications currently being reviewed by the FDA. The inspections resulted in multiple observations on Form 483, an FDA form on which deficiencies are noted after an FDA inspection. We plan to respond to those observations by August 31, 2015.

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

Investment Risk

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary. As of June 30, 2015, we did not have any such investments.

As of June 30, 2015, we had $6.9 million deposited in three banks located in China and $3.9 million deposited in one bank located in France. We also maintained $47.8 million in Money Market, Money Market Insured Deposit Account Service, or MMIDAS, and Insured Cash Sweep, or ICS, accounts as of June 30, 2015. The remaining amounts of our cash equivalent as of June 30, 2015 are in non-interest bearing accounts.

The MMIDAS accounts and ICS accounts allow us to distribute our funds among a network of depository institutions that are re-allocated such that each deposit account is below the $250 thousand Federal Deposit Insurance Corporation, or FDIC, limit, thus providing greater FDIC insurance coverage for our overall cash balances. We have not experienced any losses in such accounts, nor does management believe we are exposed to any significant credit risk on our bank account balances.

Interest Rate Risk

Our primary exposure to market risk is interest-rate-sensitive investments and credit facilities, which are affected by changes in the general level of U.S. interest rates. Due to the nature of our short-term investments, such as our certificates of deposit, we believe that we are not subject to any material interest rate risk with respect to our short-term investments.

As of June 30, 2015, we had $47.4 million in long-term debt and capital leases outstanding. Of this amount, $33.8 million had variable interest rates with a weighted-average interest rate of 4.1% at June 30, 2015. An increase in the index underlying these rates of 1% (100 basis points) would increase our annual interest expense on the variable-rate debt by approximately $0.3 million per year.

Foreign Currency Rate Risk

Our products are primarily sold in U.S. domestic market, and for the three and six months ended June 30, 2015 and 2014, foreign sales were minimal. Therefore, we had little exposure to foreign currency price fluctuations. However, as a result of our acquisition of API manufacturing business in Éragny-sur-Epte, France, we are exposed to market risk related to changes in foreign currency exchange rates. Specifically, our insulin sales contracts are primarily denominated in Euros, which are subject to fluctuations relative to the U.S. dollar, or USD. We do not currently hedge our foreign currency exchange rate risk. At this time, an immediate 10% change in currency exchange rates could have a material effect on our financial position, results of operations or cash flows.

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

As of June 30, 2015, our foreign subsidiaries had receivables denominated in foreign currencies in the amount of $3.0 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2015	27,100	$15.15	27,100	—
May 1 – May 31, 2015	26,300	14.67	26,300	—
June 1 – June 30, 2015	26,000	16.43	26,000	—

(1) During the second quarter of 2015, we repurchased shares of our common stock as part of the $10.0 million share buyback program authorized by our Board of Directors in November 2014.

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

Date: August 13, 2015

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)

By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 13, 2015

AMPHASTAR PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2015

Exhibit No.	Description

10.1	2015 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001-36509) filed on June 1, 2015)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) Under the Securities Exchange Act of 1934.

32.1#	Certification of Chief Executive Officer Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.