Form 10-Q
period 2015-09-30
Amphastar Pharmaceuticals, Inc.
filed 2015-11-13
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ◻

Indicate by check mark whether the Registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

The number of shares outstanding of the Registrant’s only class of common stock as of November 9, 2015 was 45,019,525.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

Special Note About Forward-Looking Statements

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the sales and marketing of our products, including our enoxaparin product;

•	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;

•	the timing and likelihood of FDA approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;

•	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;

•	our ability to compete in the development and marketing of our products and product candidates;

•	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;

•	our expectations for market acceptance of our new products and proprietary drug delivery technologies;

•	the potential for our marketed products to be withdrawn due to patient adverse events or deaths, or if we fail to secure FDA approval for products subject to the Prescription Drug Wrap-Up program;

•	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;

•	the amount of price concessions or exclusion of suppliers adversely affecting our business;

•	our ability to establish and maintain intellectual property on our products and our ability to successfully defend these in cases of alleged infringement;

•	the implementation of our business strategies, product candidates and technology;

•	the potential for exposure to product liability claims;

•	future acquisitions or investments;

•	our ability to expand internationally;

•	economic and industry trends and trend analysis;

•	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally; and

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$70,681	$67,828
Restricted cash and restricted short-term investments	1,285	1,495
Accounts receivable, net	24,998	22,852
Inventories, net	72,422	82,332
Income tax refund and deposits	6,297	273
Prepaid expenses and other assets	4,200	3,683
Deferred tax assets	19,176	19,533
Total current assets	199,059	197,996
Property, plant, and equipment, net	141,181	138,289
Goodwill and intangible assets, net	40,485	42,565
Other assets	4,364	3,588
Deferred tax assets	9,938	6,932

Total assets	$395,027	$389,370

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$12,265	$10,161
Accrued liabilities	22,622	13,144
Income taxes payable	2,094	3,123
Accrued payroll and related benefits	15,711	11,449
Current portion of product return accrual	2,395	1,918
Current portion of deferred revenue	643	14,013
Current portion of long-term debt and capital leases	14,762	7,594
Current portion of deferred tax liabilities	161	1,193
Total current liabilities	70,653	62,595

Long-term product return accrual	751	490
Long-term reserve for income tax liabilities	514	499
Long-term deferred revenue	1,500	1,982
Long-term debt and capital leases, net of current portion	31,354	36,106
Long-term deferred tax liabilities	5,838	5,838
Other long-term liabilities	631	—
Total liabilities	111,241	107,510
Commitments and Contingencies:
Stockholders’ equity:
Preferred stock: par value $.0001; authorized shares—20,000,000; no shares issued and outstanding	—	—
Common stock: par value $.0001; authorized shares—300,000,000; issued and outstanding shares—45,206,511 and 44,646,767 at September 30, 2015 and December 31, 2014, respectively	5	4
Additional paid-in capital	240,745	220,745
Retained earnings	52,790	63,110
Accumulated other comprehensive loss	(3,760)	(1,654)
Treasury stock	(5,994)	(345)
Total stockholders’ equity	283,786	281,860

Total liabilities and stockholders’ equity	$395,027	$389,370

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenues	$63,868	$59,711	$174,607	$154,584
Cost of revenue	46,290	47,920	130,431	115,288
Gross profit	17,578	11,791	44,176	39,296

Operating expenses:
Selling, distribution, and marketing	1,171	1,454	4,163	4,066
General and administrative	9,034	9,556	32,793	25,040
Research and development	11,117	8,585	28,411	20,788
Impairment of long-lived assets	4	13	78	361
Total operating expenses	21,326	19,608	65,445	50,255

Loss from operations	(3,748)	(7,817)	(21,269)	(10,959)

Non-operating income (expense):
Interest income	83	94	240	154
Interest expense	(232)	(504)	(783)	(1,159)
Other income (expense), net	(379)	243	1,110	(367)
Total non-operating income (expense), net	(528)	(167)	567	(1,372)

Loss before income taxes	(4,276)	(7,984)	(20,702)	(12,331)
Income tax benefit	(1,268)	(2,605)	(10,382)	(4,153)

Net loss	$(3,008)	$(5,379)	$(10,320)	$(8,178)

Net loss per share:
Basic	$(0.07)	$(0.12)	$(0.23)	$(0.20)

Diluted	$(0.07)	$(0.12)	$(0.23)	$(0.20)

Weighted-average shares used to compute net loss per share:
Basic	45,310	44,644	44,920	41,060

Diluted	45,310	44,644	44,920	41,060

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(3,008)	$(5,379)	$(10,320)	$(8,178)

Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	374	(1,535)	(2,106)	(1,803)
Total accumulated other comprehensive income (loss)	374	(1,535)	(2,106)	(1,803)

Total comprehensive loss	$(2,634)	$(6,914)	$(12,426)	$(9,981)

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(10,320)	$(8,178)
Reconciliation to net cash provided by (used in) operating activities:
Impairment of long-lived assets	78	361
Loss on disposal of property, plant, and equipment	19	44
Depreciation of property, plant, and equipment	8,516	9,235
Amortization of product rights, trademarks, and patents	1,458	1,437
Imputed interest accretion	83	66
Employee share-based compensation expense	8,687	5,952
Non-employee share-based compensation expense	670	728
Reserve for income tax liabilities	16	—
Changes in deferred taxes	(3,541)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,706)	(2,019)
Inventories, net	8,549	1,609
Income tax refund and deposits	21	2,690
Prepaid expenses and other assets	(6,516)	(1,318)
Income taxes payable	(1,083)	(5,456)
Accounts payable and accrued liabilities	3,463	3,578
Net cash provided by operating activities	7,394	8,729

Cash Flows From Investing Activities:
Acquisition of business	—	(18,352)
Purchases of property, plant, and equipment	(10,685)	(11,118)
Capitalized labor, overhead, and interest on self-constructed assets	(1,242)	(555)
Proceeds from the sale of property, plant and equipment	51	—
Decrease (increase) in restricted cash	210	(170)
Deposits and other assets, net	(800)	350
Net cash used in investing activities	(12,466)	(29,845)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	—	38,018
Net proceeds from equity plans	11,539	216
Cost related to public offering	—	(1,920)
Repurchase of common stock	(857)	—
Payments on treasury stock	(5,687)	—
Proceeds from borrowing under lines of credit	—	25,000
Repayments under lines of credit	—	(40,000)
Proceeds from issuance of long-term debt	6,786	26,505
Principal payments on long-term debt	(3,973)	(7,149)
Net cash provided by financing activities	7,808	40,670

	Nine Months Ended
	September 30,
	2015	2014
Effect of exchange rate changes on cash	117	(260)

Net increase in cash and cash equivalents	2,853	19,294

Cash and cash equivalents at beginning of period	67,828	53,587

Cash and cash equivalents at end of period	$70,681	$72,881

Noncash Investing and Financing Activities:
Equipment acquired under capital leases	$150	$78

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,345	$978
Income taxes paid	$45	$86

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

workers’ compensation liabilities, litigation reserves, stock price volatilities for share-based compensation expense, fair market values of the Company’s common stock, valuation allowances for deferred tax assets, and liabilities for uncertain income tax positions.

Foreign Currency

The functional currency of the Company and its domestic and Chinese subsidiaries is the U.S. dollar, or USD.  The Company’s Chinese subsidiary, ANP, maintains its books of record in Chinese Yuan. These books are remeasured into the functional currency of USD using the current or historical exchange rates. The resulting currency remeasurement adjustments and other transactional foreign exchange gains and losses are reflected in the Company’s statement of operations.  The Company’s French subsidiary, AFP, maintains its books of record in Euros, which is the local currency in France and has been determined to be its functional currency. These books are translated into USD using average exchange rates during the period.  Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date.  Equity is translated at the prevailing rate of exchange at the date of the equity transactions.  Translation adjustments are reflected in stockholders’ equity and are included as a component of other comprehensive loss.  Additionally, the Company does not undertake hedging transactions to cover its foreign currency exposure.

Comprehensive Loss

For the Company’s French subsidiary, AFP, the Euro, which is the local currency, has been determined to be the functional currency.  The results of AFP’s operations are translated into USD using the average exchange rates during the period.

For the three and nine months ended September 30, 2015 and 2014, the Company included its foreign currency translation as part of its comprehensive loss.

Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, and short-term borrowings approximate fair value due to the short maturity of these items. A majority of the Company’s long-term obligations consist of variable rate debt, and their carrying value approximates fair value as the stated borrowing rates are comparable to rates currently offered to the Company for instruments with similar maturities. However, the Company has one fixed-rate, long-term mortgage for which the carrying value differs from the fair value and is not remeasured on a recurring basis (see Note 12).

Deferred Income Taxes

The Company utilizes the liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized. The Company has adopted the with-and-without methodology for determining when excess tax benefits from the exercise of share‑based awards are realized. Under the with-and-without methodology, current year operating loss deductions and prior-year operating loss carryforwards are deemed to be utilized prior to the utilization of current-year excess tax benefits from share‑based awards.

Business Combinations

Business combinations are accounted for in accordance with Accounting Standards Codification, or ASC 805, Business Combinations, using the acquisition method of accounting, which requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. Fair value determinations

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

are based on discounted cash flow analyses or other valuation techniques. In determining the fair value of the assets acquired and liabilities assumed in a material acquisition, the Company may utilize appraisals from third party valuation firms to determine fair values of some or all of the assets acquired and liabilities assumed, or may complete some or all of the valuations internally. In either case, the Company takes full responsibility for the determination of the fair value of the assets acquired and liabilities assumed. The value of goodwill reflects the excess of the fair value of the consideration conveyed to the seller over the fair value of the net assets received.

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

In July 2015, the FASB issued an accounting standards update which requires entities to measure most inventories at the lower of cost and net realizable value, or NRV, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is measured at the lower of cost and net realizable value, which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. The

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

standard will be effective for the Company for the first quarter of the Company’s fiscal year 2016.  Early application is permitted. The new guidance must be applied prospectively.  The Company does not believe the adoption of this accounting guidance will have a material impact on the Company’s consolidated financial statements and related disclosures.

3.  Business Acquisition

Acquisition of Merck’s API Manufacturing Business

On April 30, 2014, the Company completed the acquisition of the Merck Sharpe & Dohme’s API manufacturing business in Éragny-sur-Epte, France, or the Merck API Transaction, which manufactures porcine insulin API and recombinant human insulin API. The purchase price of the transaction totaled €24.8 million, or $34.4 million on April 30, 2014, subject to certain customary post‑closing adjustments and currency exchange fluctuations. The terms of the purchase include multiple payments over four years as follows (see Note 12):

		U.S.
	Euros	Dollars
	(in thousands)
At Closing, April 2014	€13,252	$18,352
December 2014	4,899	5,989
December 2015	3,186	3,582
December 2016	3,186	3,582
December 2017	500	562
	€25,023	$32,067

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

The transaction is accounted for as a business combination in accordance with ASC 805. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

	Fair Value
		U.S.
	Euros	Dollars
	(in thousands)
Inventory	€15,565	$21,554
Real property	4,800	6,647
Machinery and equipment	6,800	9,417
Intangibles	80	111
Goodwill	3,155	4,369
Total assets acquired	€30,400	$42,098
Accrued liabilities	€2,425	$3,358
Deferred tax liabilities	3,155	4,369
Total liabilities assumed	5,580	7,727
Total fair value of consideration transferred	€24,820	$34,371

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The operations of the acquired business have been included in the Company’s condensed consolidated financial statements commencing on the acquisition date. The results of operations for this acquisition have not been separately presented because this acquisition is not material to the Company’s condensed consolidated results of operations.

The following unaudited pro forma financial information for the nine months ended September 30, 2015 and 2014 gives effect to the transaction as if it had occurred on January 1, 2013.  Such unaudited pro forma information is based on historical financial information prior to the transaction as well as actual results subsequent to the acquisition with respect to the transaction and does not reflect estimated operational and administrative cost savings, or synergies for periods prior to the transaction, that management of the combined company estimates may be achieved as a result of the transaction.  The unaudited pro forma information primarily reflects the additional depreciation related to the fair value adjustment to property, plant and equipment acquired, valuation step up related to the fair value of inventory and additional interest expense associated with the financing obtained by the Company in connection with the acquisition.

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands,
	except per share data)
Net revenues	$174,607	$156,868
Net loss	(10,320)	(9,407)
Diluted net loss per share	$(0.23)	$(0.23)

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

The provision for chargebacks is reflected in net revenues and a reduction to accounts receivable.  The following table is an analysis of the chargeback provision:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Beginning balance	$11,872	$18,104
Provision related to sales made in the current period	121,714	118,643
Credits issued to third parties	(121,914)	(124,449)
Ending balance	$11,672	$12,298

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provision for product returns is reflected in net revenues.  The following table is an analysis of product return liability:

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Beginning balance	$2,408	$4,592
Provision for product returns	1,971	(261)
Credits issued to third parties	(1,233)	(1,042)
Ending balance	$3,146	$3,289

For the nine months ended September 30, 2015 and 2014,  the Company’s aggregate product return rate was 1.1% and 1.2% of qualified sales, respectively.

5.  Loss per Share

Basic loss per share is calculated based upon the weighted-average number of shares outstanding during the period and contingently issuable shares such as fully vested deferred stock units, or DSUs, and in 2015, such equity was issued as restricted stock units, or RSUs (such RSUs and DSUs are collectively referred to herein as RSUs), in addition to shares expected to be issued under the Company’s employee stock purchase plan, or ESPP, as of the date all necessary conditions for issuance have been met. Diluted income per share gives effect to all potential dilutive shares outstanding during the period, such as stock options, nonvested RSUs and shares issuable under the Company’s ESPP.

As the Company reported a net loss for the three and nine months ended September 30, 2015 and 2014, the diluted net loss per share, as reported, is equal to the basic net loss per share since the effect of the assumed exercise of stock options vesting of nonvested RSUs and issuance of common shares under the Company’s ESPP are anti-dilutive. Total stock options, nonvested RSUs, and shares issuable under the Company’s ESPP, excluded from the three and nine months ended September 30, 2015, net loss per share were 12,471,789; 877,665, and 165,167, respectively.  Additionally, as the Company reported a net loss for the three and nine months ended September 30, 2014, total stock options and nonvested RSUs excluded from the three and nine months ended September 30, 2014, net loss per share were 11,511,431 and 529,774, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the calculation of basic and diluted net loss per share for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Basic and dilutive numerator:
Net loss	$(3,008)	$(5,379)	$(10,320)	$(8,178)
Denominator:
Shares outstanding	45,310	44,642	44,920	41,058
Contingently issuable shares – vested RSUs	—	2	—	2
Weighted-average shares outstanding — basic	45,310	44,644	44,920	41,060

Net effect of dilutive securities:
Stock options	—	—	—	—
Contingently issuable shares – nonvested RSUs	—	—	—	—
Weighted-average shares outstanding — diluted	45,310	44,644	44,920	41,060
Net loss per share — basic	$(0.07)	$(0.12)	$(0.23)	$(0.20)
Net loss per share — diluted	$(0.07)	$(0.12)	$(0.23)	$(0.20)

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

•	Finished pharmaceutical products
•	Active pharmaceutical ingredients, or API

The finished pharmaceutical products segment manufactures, markets and distributes enoxaparin, Cortrosyn®, naloxone, lidocaine jelly, as well as various other critical and non-critical care drugs.  The API segment manufactures and distributes recombinant human insulin and porcine insulin.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information by reporting segment is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Net revenues:
Finished pharmaceutical products	$57,902	$53,729	$158,849	$148,500
API	5,966	5,982	15,758	6,084
Total net revenues	63,868	59,711	174,607	154,584

Gross Profit:
Finished pharmaceutical products	19,302	12,122	44,789	39,592
API	(1,724)	(331)	(613)	(296)
Total gross profit	17,578	11,791	44,176	39,296

Operating expenses	21,326	19,608	65,445	50,255

Loss from operations	(3,748)	(7,817)	(21,269)	(10,959)
Non-operating income (expenses)	(528)	(167)	567	(1,372)

Loss before income taxes	$(4,276)	$(7,984)	$(20,702)	$(12,331)

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis.  The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

Net revenues and carrying values of long-lived assets of enterprises by geographic regions are as follows:

	Net Revenue				Long-Lived Assets
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2015	2014	2015	2014	2015	2014
	(in thousands)
U.S.	$62,955	$53,729	$168,705	$148,500	$100,415	$102,313
China	—	—	—	—	27,535	22,170
France	913	5,982	5,902	6,084	13,231	13,806
Total	$63,868	$59,711	$174,607	$154,584	$141,181	$138,289

7.  Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc. or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. Allergan plc has exclusive marketing rights of the Company’s enoxaparin product to the U.S. retail pharmacy market. MannKind Corporation began buying RHI API from the Company in December 2014. The Company considers these five customers to be its major customers, as each individually, and these customers collectively, represented a significant percentage of the Company’s net revenue for the three and nine months ended September 30, 2015 and 2014 and accounts receivable as of September 30, 2015 and

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2014.  The following table provides accounts receivable and net revenues information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
			Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Allergan plc(1)	17%	18%	22%	35%	22%	33%
AmerisourceBergen	13%	5%	17%	14%	17%	15%
Cardinal Health	17%	15%	14%	13%	16%	14%
MannKind Corporation	5%	21%	7%	—	7%	—
McKesson	25%	13%	25%	19%	22%	23%

(1)	In June 2015, Actavis plc adopted Allergan plc as its new global name.

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

The fair values of the Company’s financial assets and liabilities measured on a recurring basis, as of September 30, 2015 and December 31, 2014, are as follows:

		Quoted Prices in
		Active Markets	Significant Other	Significant Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents:
Money market accounts	$47,920	$47,920	$—	$—
Restricted short-term investments:
Certificates of deposit	1,285	1,285	—	—

Fair value measurement as of September 30, 2015	$49,205	$49,205	$—	$—
Cash equivalents:
Money market accounts	$42,994	$42,994	$—	$—
Restricted short-term investments:
Certificates of deposit	1,495	1,495	—	—

Fair value measurement as of December 31, 2014	$44,489	$44,489	$—	$—

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

The Company adopted the required fair value measurements and disclosures provisions related to nonfinancial assets and liabilities. These assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include long-lived assets, goodwill, and intangible assets for which the fair value of assets is determined as part of the related impairment test. As of September 30, 2015 and December 31, 2014, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Goodwill and Intangible Assets

Intangible assets include product rights, trademarks, patents, land-use rights, and goodwill. The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
Product rights	12	$27,134	$22,233	$4,901
Patents	10	293	100	193
Trademarks	11	15	15	—
Land-use rights	39	2,540	271	2,269
Other intangible assets	1	595	530	65
Subtotal	12	30,577	23,149	7,428
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill
Finished pharmaceutical products	*	280	—	280
API	*	3,552	—	3,552
Subtotal	*	33,057	—	33,057
As of September 30, 2015	*	$63,634	$23,149	$40,485

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
Product rights	12	$27,134	$20,896	$6,238
Patents	10	293	78	215
Trademarks	11	19	15	4
Land-use rights	39	2,540	221	2,319
Other intangible assets	1	602	505	97
Subtotal	12	30,588	21,715	8,873
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill
Finished pharmaceutical products	*	280	—	280
API	*	4,187	—	4,187
Subtotal	*	33,692	—	33,692
As of December 31, 2014	*	$64,280	$21,715	$42,565

*Intangible assets with indefinite lives have an indeterminable average life.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill

The Changes in the carrying amounts of goodwill were as follows:

	September 30,	December 31,
	2015	2014
	(in thousands)
Beginning balance	$4,467	$280
Goodwill related to acquisition of business	—	4,369
Currency translation and other adjustments	(635)	(182)
Ending balance	$3,832	$4,467

Primatene® Mist Trademark

In January, 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene® Mist, an over-the-counter bronchodilator product, for a total consideration of $29.2 million, which is its carrying value as of September 30, 2015.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out method. Provisions are made for slow-moving, unsellable or obsolete items. Inventories consist of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Raw materials and supplies	$32,555	$41,996
Work in process	21,537	16,221
Finished goods	19,351	24,755
Total inventory	73,443	82,972
Less reserve for excess and obsolete inventories	(1,021)	(640)
Total inventory, net	$72,422	$82,332

11.  Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Building	$69,050	$67,760
Leasehold improvements	23,320	23,960
Land	6,929	7,020
Machinery and equipment	107,030	104,819
Furniture, fixtures, and automobiles	12,910	12,213
Construction in progress	31,679	25,068
Total property, plant, and equipment	250,918	240,840
Less accumulated depreciation	(109,737)	(102,551)
Total property, plant, and equipment, net	$141,181	$138,289

As of September 30, 2015, the Company had $2.9 million in capitalized manufacturing equipment that is intended to be used specifically for the manufacture of Primatene® Mist HFA. The Company will continue to monitor developments with the FDA as it relates to its Primatene® Mist HFA indefinite lived intangible asset in determining if there is an impairment of these related fixed assets (see Note 9).

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Debt

Debt consists of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Loans with East West Bank

Mortgage payable due January 2016	$3,766	$3,887
Mortgage payable due September 2016	2,231	2,289
Line of credit facility due March 2016	—	—
Equipment loan due April 2017	2,010	2,923
Equipment loan due January 2019	5,133	—

Loans with Cathay Bank

Mortgage payable due April 2021	4,483	4,549
Revolving line of credit due May 2016	—	—
Acquisition loan due April 2019	19,484	20,870

Loans with Seine-Normandie Water Agency

French government loan 1 due March 2018	47	—
French government loan 2 due June 2020	131	—
French government loan 3 due July 2021	333	—

Payment obligation to Merck	7,621	8,160

Equipment under Capital Leases	877	1,022
Total debt and capital leases	46,116	43,700
Less current portion of long-term debt and capital leases	14,762	7,594
Long-term debt and capital leases, net of current portion	$31,354	$36,106

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Line of Credit Facility—Due March 2016

In March 2012, the Company entered into a $10.0 million line of credit facility. Borrowings under the facility are secured by inventory and accounts receivable.  Borrowings under the facility bear interest at the prime rate as published by The Wall Street Journal. This facility was to mature in July 2014.  In April 2014, the Company extended the maturity date to March 2016.  As of September 30, 2015, the Company did not have any amounts outstanding under this facility.

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

In January 2015, the Company drew down $6.2 million from the line of credit facility. Subsequently, the facility was then converted into an equipment loan with an outstanding principal balance of $6.2 million. Borrowings under the facility are secured by equipment purchased with the debt proceeds.  The Company entered into a fixed interest rate swap contract on this facility to exchange the floating rate for a fixed interest payment over the life of the facility without the exchange of the underlying notional debt amount. The fair value of the derivative and unrealized loss was immaterial to the Company’s consolidated financial statement at September 30, 2015.  The facility bears interest at a fixed rate of 4.48% and matures in January 2019.   As of September 30, 2015, the loan had a book value of $5.1 million, which approximates fair value.  The variable interest rate is deemed to be a Level 2 input for measuring fair value.

Loans with Cathay Bank

Mortgage Payable—Due April 2021

In March 2007, the Company entered into a mortgage term loan in the principal amount of $5.3 million, which matured in March 2014.  In April 2014, the Company refinanced the mortgage term loan, which had a principal balance outstanding of $4.6 million.  The loan is payable in monthly installments with a final balloon payment of $3.9 million.  The loan is secured by the building at the Company’s Canton, Massachusetts location and bears interest at a fixed rate of 5.42% and matures in April 2021.  As of September 30, 2015, the loan had a fair value of $4.7 million, compared to a book value of $4.5 million. The fair value of the loan was determined by using the interest rate associated with the Company’s mortgage loans with similar terms and collateral that has variable interest rates. The fair value of debt obligations is not measured on a recurring basis and the variable interest rate is deemed to be a Level 2 input for measuring fair value.

Revolving Line of Credit—Due May 2016

In April 2012, the Company entered into a $20.0 million revolving line of credit facility.  Borrowings under the facility are secured by inventory, accounts receivable, and intangibles held by the Company.  The facility bears interest at the prime rate as published by The Wall Street Journal with a minimum interest rate of 4.00%.  This revolving line of credit

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

was to mature in May 2014.  In April 2014, the Company modified the facility to extend the maturity date to May 2016.   As of September 30, 2015, the Company did not have any amounts outstanding under this facility.

Acquisition Loan with Cathay Bank—Due April 2019

On April 22, 2014, in conjunction with the Merck API Transaction, the Company entered into a secured term loan with Cathay Bank as lender. The principal amount of the loan is $21.9 million and bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%. Beginning on June 1, 2014 and through the maturity date, April 22, 2019, the Company must make monthly payments of principal and interest based on the then outstanding amount of the loan amortized over a 120‑month period. On April 22, 2019, all amounts outstanding under the loan become due and payable, which would be approximately $12.0 million based upon an interest rate of 4.00%. The loan is secured by 65% of the issued and outstanding shares of stock in AFP and certain assets of the Company, including accounts receivable, inventory, certain investment property, goods, deposit accounts, and general intangibles but not including the Company’s equipment and real property.

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

As of September 30, 2015, the payment obligation had an aggregate book value of €0.5 million, or $0.5 million, which approximates fair value.  The fair value of the payment obligation was determined by using the interest rate associated with the Company’s acquisition loan with Cathay Bank that bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%.  The fair value of the debt obligation is not measured on a recurring basis and the variable interest rate is deemed to be a Level 2 input for measuring fair value.

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

As of September 30, 2015, the payment obligation had a book value of €6.8 million, or $7.6 million, which approximates fair value.  The fair value of the payment obligation was determined by using the interest rate associated with the Company’s acquisition loan with Cathay Bank that bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%.  The fair value of the debt obligation is not measured on a recurring basis and the variable interest rate is deemed to be a Level 2 input for measuring fair value.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Covenants

At September 30, 2015, the Company was in compliance with its debt covenants, which include a minimum current ratio, minimum debt service coverage, minimum tangible net worth, and maximum debt-to-effective-tangible-net-worth ratio, computed on a consolidated basis in some instances and on a separate-company basis in others.  At December 31, 2014, the Company was not in compliance with two of its financial covenants with Cathay Bank. The first one requiring a fixed charge coverage ratio of 1.2 to 1.0, or greater, and the second one required a minimum debt service coverage ratio of 1.5 to 1.0, or greater. On March 13, 2015, the Company obtained waivers of the debt covenants for the period ending December 31, 2014.

Equipment under Capital Leases

The Company entered into leases for certain equipment under capital leasing arrangements, which will expire at various times through 2020. The cost of equipment under capital leases was $1.5 million at September 30, 2015 and December 31, 2014.

The accumulated depreciation of equipment under capital leases was $0.6 million and $0.4 million at September 30, 2015 and December 31, 2014, respectively. Depreciation of assets recorded under capital leases is included in depreciation expense in the accompanying consolidated financial statements.

13.  Income Taxes

The following table sets forth the Company’s income tax provision for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)

Loss before taxes	$(4,276)	$(7,984)	$(20,702)	$(12,331)
Income tax benefit	(1,268)	(2,605)	(10,382)	(4,153)
Net loss	$(3,008)	$(5,379)	$(10,320)	$(8,178)
Income tax benefit as a percentage of income before income taxes	(29.7)%	(32.6)%	(50.1)%	(33.7)%

The Company’s income tax benefit for the three and nine months ended September 30, 2015 was 29.7% and 50.1% of income before income taxes, respectively.  The blended effective income tax rate expected for the year ended December 31, 2015 is 51.5%.  This tax provision rate factors in various domestic deductions and the impact of foreign operations on the Company’s overall tax rate. The Company’s income tax benefit of 32.6% and 33.7% during the three and nine months ended September 30, 2014, respectively, factored in similar deductions as well as the impact of foreign operations.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

14. Stockholders' Equity

A summary of the changes in stockholders’ equity for the nine months ended September 30, 2015 consisted of the following:

Nine Months
Ended
September 30,
2015
(in thousands)

Stockholders’ equity as of December 31, 2014	$281,860
Net loss	(10,320)
Accumulated other comprehensive loss	(2,106)
Exercise of stock options	11,539
Nonemployee share-based compensation expense	670
Employee share-based compensation expense	8,687
Repurchase of common stock(1)	(857)
Purchase of treasury stock	(5,687)
Stockholders’ equity as of September 30, 2015	$283,786

(1)	Repurchase of common stock relating to the tax withholding of equity award settlements.

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

The first offering period commenced on February 1, 2015 and ends on November 30, 2015. As of September 30, 2015, the Company has not issued any shares of common stock under the ESPP and 2,000,000 shares of its common stock remained available for issuance.

For the three and nine months ended September 30, 2015,  the Company recorded ESPP expense of $0.1 million and $0.4 million, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Pursuant to the Company’s share repurchase program, the Company purchased 208,000 and 403,700 shares of its common stock during the three and nine months ended September 30, 2015 totaling $3.0 million and $5.7 million, respectively.

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

The Company initially reserved 5,000,000 shares of common stock for issuance under the 2015 Plan. This number will be increased by the number of shares available for issuance under the Company’s prior equity incentive plans or arrangements that are not subject to options or other awards, plus the number of shares of common stock related to options or other awards granted under the Company’s prior equity incentive plans or arrangements that are repurchased, forfeited, expired, or cancelled on or after the effective date of the 2015 Plan. The 2015 Plan also contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on January 1 of each year during the 10 year term of the 2015 Plan, beginning January 1, 2016. The annual increase in the number of shares shall be the lessor of (i) 3,000,000 shares, (ii) two and one-half percent (2.5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares as determined by the Board of Directors.  As of the effective date, there were 5,300,296 shares available for grant under the 2015 Plan.

Share-Based Award Activity and Balances

The Company accounts for share‑based compensation payments in accordance with ASC 718, which requires measurement and recognition of compensation expense at fair value for all share‑based payment awards made to employees, directors, and nonemployees. Under these standards, the fair value of share‑based payment awards is estimated at the grant date using an option-pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The Company uses the Black-Scholes option-pricing model to estimate the fair value of share‑based awards and recognizes share‑based compensation cost over the vesting period using the straight-line single option method.  Non‑vested stock options held by non-employees are revalued using the Company’s estimate of fair value at each balance sheet date.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted-averages for key assumptions used in determining the fair value of options granted during the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014(1)	2015	2014
Average volatility	27.5%	—%	27.1%	29.9%
Risk-free interest rate	2.0%	—%	1.3%	1.7%
Weighted-average expected life in years	6.3	—	4.5	5.0
Dividend yield rate	—%	—%	—%	—%

(1)	The Company did not grant any stock options during the three months ended September 30, 2014.

A summary of option activity under all plans for the nine months ended September 30, 2015 is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2014	11,371,891	$15.12
Options granted	2,270,661	15.71
Options exercised	(1,070,843)	13.32
Options cancelled	(30,590)	13.76
Options expired	(69,330)	21.63
Outstanding as of September 30, 2015	12,471,789	$15.35	4.57	$1,953
Exercisable as of September 30, 2015	6,964,360	$16.33	3.49	$1,185

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock for those awards that have an exercise price below the estimated fair value at September 30, 2015.

For the three and nine months ended September 30, 2015,  the Company recorded stock option expense related to employees under all plans of $1.9 million and $5.8 million, respectively.   For the three and nine months ended September 30, 2014,  the Company recorded stock option expense related to employees under all plans of $2.0 million and $5.1 million, respectively.

Information relating to option grants and exercises is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Weighted-average grant date fair value	$4.54	$—	$3.44	$4.02
Intrinsic value of options exercised	268	283	2,721	144
Cash received	816	130	11,257	701
Total fair value of the options vested during the year	2,888	3,510	5,423	4,324

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the status of the Company’s nonvested options as of September 30, 2015, and changes during the nine months ended September 30, 2015, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Nonvested as of December 31, 2014	5,090,591	$3.34
Options granted	2,270,661	3.44
Options vested	(1,823,233)	2.97
Options forfeited	(30,590)	4.95
Nonvested as of September 30, 2015	5,507,429	3.49

As of September 30, 2015, there was $13.5 million of total unrecognized compensation cost, net of forfeitures, related to nonvested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.1 years and will be adjusted for future changes in estimated forfeitures.

Deferred Stock Units/Restricted Stock Units

Beginning in 2007, the Company granted deferred stock units, or DSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years, and commencing in 2015, such equity was issued as restricted stock units, or RSUs (such RSUs and DSUs are collectively referred to herein as RSUs). The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period.  The Company recorded a total expense of $1.1 million and $2.8 million for the three and nine months ended September 30, 2015, respectively, for these RSU awards, compared to the prior year expense of $0.5 million and $1.2 million for the three and nine months ended September 30, 2014, respectively.

As of September 30, 2015, there was $9.3 million of total unrecognized compensation cost, net of forfeitures, related to nonvested RSU-based compensation arrangements granted under the 2005 Plan. The cost is expected to be recognized over a weighted-average period of 2.5 years and will be adjusted for future changes in estimated forfeitures.

Additionally, prior to the Company’s initial public offering, the Company issued RSUs that were treated as an accounting exchange for expiring stock options, whereby the fair value of the expiring stock options equaled the fair value of the RSUs at the date of the exchange. As such, the Company did not record any expense related to these award modifications.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
		Value of RSUs
		Issued
	Total RSUs	as
	Issued	Compensation(1)
		(in thousands)
RSUs outstanding at December 31, 2014	503,010
RSUs granted	523,203	$7,838
RSUs forfeited	(3,938)
Common stock delivered	(55,426)
RSUs surrendered for taxes	(89,184)
RSUs outstanding at September 30, 2015	877,665

(1)	The total fair market value is derived from the number of RSUs granted times the current stock price on the date of grant.

The Company recorded share-based compensation expense under all plans and is included in the Company’s consolidated statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenues	$638	$477	$1,856	$1,164
Operating expenses:
Selling, distribution and marketing	49	46	148	96
General and administrative	2,536	1,923	6,676	4,935
Research and development	204	214	677	485
Total share-based compensation	$3,427	$2,660	$9,357	$6,680

15.  Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 4% of employee contributions, or up to 2% of their annual compensation, and pays the administrative costs of the Plan. Employer contributions vest over four years. Total employer contributions for the three and nine months ended September 30, 2015 were approximately $0.2 million and $0.5 million, respectively, compared to the prior year expense of $0.2 million and $0.5 million for the three and nine months ended September 30, 2014, respectively.

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

The liability under the plan is based on a discount rate of 1.75% as of September 30, 2015 and December 31, 2014.  The liability is included in accrued liabilities in the accompanying consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $1.7 million and $1.1 million at September 30, 2015 and December 31, 2014, respectively.   The Company recorded an immaterial amount of expense under the plan for the three

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

months ended September 30, 2015, and $0.1 million for the nine months ended September 30, 2015.

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

In January 2012, the Company launched enoxaparin, beginning the seven-year period in which Allergan has the exclusive marketing rights for the Company’s enoxaparin product in the U.S. retail pharmacy market and the start of the Company’s recognition of the $4.5 million deferred revenue over this period on a straight-line basis. Allergan has an option to renew the agreement for an additional three years.  As of September 30, 2015 and December 31, 2014, the balance of the deferred revenue was $2.1 million and $2.6 million, respectively.

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

MannKind paid a non-refundable reservation fee to the Company in the amount of €11.0 million, or approximately $14.0 million.  Under the agreement, the non-refundable reservation fee is considered as partial payment for the purchase commitment quantity for 2015. The Company classified the amount as deferred revenue.  As of September 30, 2015, the full amount of the deferred revenue has been recognized.

Unless earlier terminated, the term of the supply agreement expires on December 31, 2019 and can be renewed for additional, successive two-year terms upon 12 month’s written notice given prior to the end of the initial term or any

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

additional two-year term.  MannKind and the Company each have customary termination rights, including termination for material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy, or insolvency of the other party. In addition, MannKind may terminate the supply agreement upon two years’ prior written notice to the Company without cause or upon 30 days prior written notice to the Company if a controlling regulatory authority withdraws approval for Afrezza®; provided, however, in the event of a termination pursuant to either of these scenarios, the provisions of the supply agreement require MannKind to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination.

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

Collaboration agreement with a medical device manufacturer

The Company has entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by the Company for one of its pipeline products. As of September 30, 2015 the Company has paid an upfront payment of $0.5 million and a $0.1 million milestone payment under this agreement, which was classified as research and development expense. The Company is obligated to pay up to an additional $1.9 million if certain milestones are met. If the medical device manufacturer is successful in the development of this drug delivery system and the Company’s pipeline products receives appropriate regulatory approval, the Company intends to enter into a commercial supply agreement with such medical device manufacturer for a minimum purchase of 1.0 million units during the first 12 months.

Operating Lease Agreements

The Company leases real and personal property, in the normal course of business, under various non-cancelable operating leases. The Company, at its option, can renew a substantial portion of its leases, at the market rate, for various renewal periods ranging from one to six years. Rental expense under these leases for the three and nine months ended September 30, 2015 was approximately $0.8 million and $2.5 million, respectively, compared to $0.8 million and $2.3 million for the three and nine months ended September 30, 2014, respectively.

Purchase Commitments

As of September 30, 2015, the Company has entered into commitments to purchase equipment and raw materials for an aggregate of $7.3 million. The Company anticipates that most of these commitments will be fulfilled by 2016.

The Company entered into agreements with a Chinese governmental entity to acquire land-use rights to real property in Nanjing, China. Under the terms of these agreements, the Company committed to invest capital in its wholly-owned subsidiary, ANP, and to develop these properties as an API manufacturing facility for the Company’s pipeline products. In conjunction with these agreements, ANP modified its business license on July 3, 2012 to increase its authorized capital. As of September 30, 2015, the Company had invested approximately $49.0 million in ANP of its registered capital commitment of $61.0 million. The Company has committed to invest an additional $12.0 million in ANP by December 2017. This investment in ANP will result in cash being transferred from the U.S. parent company to ANP.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

current pace of development of the property is behind the schedules described in the purchase agreements and, per the purchase agreement, potential monetary penalties could result if the development is delayed or not completed in accordance with the guidelines stated in the purchase agreements.

17.  Litigation

Enoxaparin Patent Litigation

In September 2011, Momenta Pharmaceuticals, Inc., or Momenta, a Boston‑based pharmaceutical company, and Sandoz Inc., or Sandoz, the generic division of Novartis, initiated litigation against the Company for alleged patent infringement of two patents related to testing methods for batch release of enoxaparin, which the Company refers to as the “‘886 patent” and the “‘466 patent.” The lawsuit was filed in the United States District Court for the District of Massachusetts, or the District Court. In October 2011, the District Court issued a preliminary injunction barring the Company from selling its generic enoxaparin product and also requiring Momenta and Sandoz to post a $100.1 million bond. The preliminary injunction was stayed by the United States Court of Appeals for the Federal Circuit, or the Federal Circuit, in January 2012, and reversed by the Federal Circuit in August 2012.

In January 2013, the Company moved for summary judgment of non‑infringement of both patents. Momenta and Sandoz withdrew their allegations as to the ‘466 patent, and in July 2013, the District Court granted the Company’s motion for summary judgment of non‑infringement of the ‘886 patent and denied Momenta and Sandoz’s motion for leave to amend infringement contentions. On January 24, 2014, the District Court judge entered final judgment in the Company’s favor on both patents. Momenta and Sandoz also filed a motion to collect attorney’s fees and costs relating to a discovery motion which the District Court granted. On January 30, 2014, Momenta and Sandoz filed a notice of appeal to the Federal Circuit appealing the court’s final judgment including summary judgment denying Momenta and Sandoz’s motion for leave to amend their infringement contentions. The Company intends to attempt to collect the $100.1 million bond posted by Momenta and Sandoz following a decision on the merits in the event the Company prevails.

Following appeal briefing filed by the parties, the Federal Circuit held oral argument on May 4, 2015.  On November 10, 2015, the Federal Circuit panel affirmed-in-part and vacated-in-part the decision of the District Court granting summary judgment of non-infringement as to the Company, and it remanded the case to the District Court for further proceedings consistent with its opinion. The Federal Circuit panel affirmed the District Court’s holding in the Company’s favor that the Company does not infringe under 35 U.S.C. 271(g), and the panel vacated the grant of summary judgment to the extent it was based on the determination that the Company’s activities fall within the 35 U.S.C. 271(e)(1) safe harbor.  The Federal Circuit panel also left to the District Court’s discretion whether to reconsider on remand its denial of leave for Momenta and Sandoz to amend their infringement contentions.  The Company intends to consider all appeal options, and to vigorously defend this case on further appeal and/or in the District Court.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The District Court set an evidentiary hearing for July 7, 2014 on the “original source” issue, a key element under the False Claims Act. The evidentiary hearing was conducted as scheduled, from July 7, 2014 through July 10, 2014. On July 13, 2015, the District Court issued a ruling concluding that the Company is not an original source under the False Claims Act, and the District Court entered final judgment dismissing the case for lack of subject matter jurisdiction. On July 27, 2015, Aventis filed a request for attorneys’ fees with the District Court, and on August 3, 2015, the Company filed objections to Aventis’s request.  On July 20, 2015, the Company filed with the Ninth Circuit a notice of appeal of the District Court’s dismissal of the case, and Aventis filed a notice of cross-appeal on August 5, 2015. The Company’s opening appeal brief is due to be filed with the Ninth Circuit by December 28, 2015, and Aventis’s answering appeal brief is due to be filed by January 27, 2016.  On November 12, 2015, Aventis filed a pleading asking that the District Court impose various monetary penalties and fines against the Company, including disgorgement of enoxaparin revenues and attorneys’ fees expended by Aventis in this action, based on Aventis’s allegations that the Company engaged in sanctionable conduct. While the outcome of litigation is inherently uncertain, the Company believes Aventis’s request is without merit, and it intends to vigorously defend against it.

California Employment Litigation

On January 6, 2015, the Company received a formal demand from Plaintiff’s counsel in an employment related lawsuit captioned Eva Hernandez v. International Medication Systems Limited, in connection with a complaint originally filed on February 4, 2013 in the Superior Court of California County of Los Angeles, or the Court, by plaintiff Eva Hernandez on behalf of herself and others similarly situated. Plaintiff’s complaint included alleged violations of the California Labor Code stemming from the Company’s alleged timekeeping practices, as well as other similar and related claims brought under California law. In the complaint, Plaintiff sought damages and related remedies under California law, as well as various penalty payments under the California Labor Code, on behalf of herself and others similarly situated. On April 7, 2015, solely to resolve the dispute, minimize disruption to the Company due to ongoing litigation, and other similar and related factors (but unrelated to the alleged merits of Plaintiff’s claims), the Company reached an agreement in principle to settle this matter on a class wide basis for a total amount of $3.2 million, plus applicable payroll taxes. The Joint Stipulation of Settlement as executed by the parties was filed with the Court on June 2, 2015. On July 1, 2015, the Court preliminarily approved the settlement, and on November 5, 2015, the Court entered an order granting final approval of the settlement.

Momenta/Sandoz Antitrust Litigation

On September 17, 2015, the Company initiated a lawsuit by filing a Complaint in the Central District of California against Momenta and Sandoz. The Company’s Complaint generally asserts that Momenta and Sandoz have engaged in certain types of illegal, monopolistic, and anticompetitive conduct giving rise to various causes of action against them.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18. Subsequent Events

On November 10, 2015, the Company’s Board of Directors authorized an increase of $10.0 million to the Company’s share buyback program, which is expected to continue for an indefinite period of time. The primary goal of the program is to offset dilution created by the Company’s equity compensation programs.

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

Overview of Amphastar

Amphastar Pharmaceuticals, Inc., together with our wholly-owned subsidiaries, International Medication Systems, Limited, or IMS; Amphastar Laboratories, Inc.; Armstrong Pharmaceuticals, Inc., or Armstrong; Amphastar Nanjing Pharmaceuticals Co., Ltd., or ANP; and Amphastar France Pharmaceuticals, S.A.S., or AFP, is a specialty pharmaceutical company that focuses primarily on developing, manufacturing, marketing and selling technically-challenging generic and proprietary injectable and inhalation products.  In 2014, we commenced sales of insulin API products. We currently manufacture and sell 18 products including Amphadase®, which we re-launched in the fourth quarter of 2015.  Additionally, we are developing a portfolio of 15 generic and six proprietary injectable and inhalation product candidates.

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

In June 2015, we received approval of our new drug application, or NDA supplement for Amphadase®.  This marks the first approved starting material from ANP and signifies that our facility located in Nanjing, China has been qualified by the U.S. Food and Drug Administration, or FDA.  We re-launched Amphadase® in the fourth quarter of 2015. Amphadase® is competing in the hyaluronidase market and is used to improve the resorption of radiopaque agents.

Our pipeline of 21 generic and proprietary product candidates is in various stages of development and targets a variety of indications. With respect to these product candidates, we have filed three abbreviated new drug applications and one NDA with the FDA.

To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. These acquisitions collectively have strengthened our core injectable and inhalation product technology infrastructure by providing additional manufacturing, marketing, and research and development capabilities including the ability to manufacture raw materials, APIs and other components for our products.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net revenues

	Three Months Ended
	September 30,		Change
	2015	2014	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products
Enoxaparin	$21,264	$32,040	$(10,776)	(34)%
Other products	36,638	21,689	14,949	69%
Total finished pharmaceutical products	$57,902	$53,729	$4,173	8%
API	5,966	5,982	(16)	(0)%
Total net revenues	$63,868	$59,711	$4,157	7%
Cost of revenues
Finished pharmaceutical products	$38,601	$41,607	$(3,006)	(7)%
API	7,689	6,313	1,376	22%
Total cost of revenues	$46,290	$47,920	$(1,630)	(3)%
Gross profit	$17,578	$11,791	$5,787	49%
as % of net revenues	28%	20%

Net revenues were $63.9 million and $59.7 million for the three months ended September 30, 2015 and 2014, respectively, representing an increase of $4.2 million, or 7%. Sales of enoxaparin decreased $10.8 million to $21.3 million primarily due to lower average selling prices. Sales of other finished pharmaceutical products increased $14.9 million to $36.6 million, which was primarily due to an increase in sales of naloxone to $10.5 million from $3.7 million, as a result of increased unit volumes at higher average prices.

We expect that the declines in the average selling price of enoxaparin will continue and that unit volume will decline in the near term as an additional competitor, Teva, launched a competing enoxaparin product in February 2015. We believe this trend will be partially offset by pricing increases on several other finished pharmaceutical products.  Net revenues would also be impacted if sales of our products were affected by any manufacturing or production issues, supply chain interruptions or unexpected regulatory issues.

Although quarterly sales may fluctuate, we anticipate that sales of insulin API will increase due to sales under our supply agreement with MannKind. Most of our API sales are denominated in Euros, and the decline in the value of the Euro versus the dollar compared to 2014 has had and will continue to have a negative impact on API sales revenues in the near term.

Cost of revenues

Cost of revenues was $46.3 million and $47.9 million for the three months ended September 30, 2015 and 2014, respectively, representing a decrease of $1.6 million, or 3%. The cost of revenues as a percentage of revenues decreased to 72% from 80% primarily due to higher average prices of naloxone and our other finished pharmaceutical products.  Cost of revenues for the API business increased as a percentage of revenues due to increased cost and lower production in the quarter.  The decline in margins due to enoxaparin pricing was partially offset by a lower cost per unit.

The declining prices and unit volume of enoxaparin will put additional downward pressure on gross margins, but we believe this trend will be partially offset by increases in prices of several other finished pharmaceutical products.

Selling, distribution and marketing, general and administrative, and impairment of long-lived assets

	Three Months Ended
	September 30,		Change
	2015	2014	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$1,171	$1,454	$(283)	(19)%
General and administrative	9,034	9,556	(522)	(5)%
Impairment of long-lived assets	4	13	(9)	(69)%

General and administrative expenses were $9.0 million and $9.6 million for the three months ended September 30, 2015 and 2014, respectively, representing a decrease of $0.6 million, or 5%.  The decrease was primarily due to a decrease in legal expenses during the third quarter of 2015.

We expect that general and administrative expenses will increase on an annual basis due to the costs associated with compliance with Sarbanes-Oxley section 404, and the full year impact of corporate public company expenses.

Research and development

	Three Months Ended
	September 30,		Change
	2015	2014	Dollars	%
	(in thousands)
Research and development	$11,117	$8,585	$2,532	29%

Research and development expenses were $11.1 million and $8.6 million for the three months ended September 30, 2015 and 2014, respectively, representing an increase of $2.5 million, or 29%. This increase was primarily due to an increase of $1.1 million in clinical trial expense, as well as, an increase of $1.1 million in pre-launch inventory and purchases of materials and other research and development supplies, relating to the approval of Amphadase® which we re-launched in October 2015 as well as the development of our intranasal naloxone product candidate.

Research and development costs consist primarily of costs associated with the research and development of our product candidates, such as salaries and other personnel‑related expenses for employees involved with research and development activities, manufacturing pre‑launch inventory, clinical trials, FDA fees, testing, operating and lab supplies, depreciation and other related expenses. We expense research and development costs as incurred.

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

The following table sets forth our research and development expenses for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,		Change
	2015	2014	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$3,777	$3,267	$510	16%
Pre-launch inventory	933	4	929	23,225%
Clinical trials	1,963	878	1,085	124%
FDA fees	41	—	41	N/A
Testing, operating and lab supplies	2,765	2,632	133	5%
Depreciation	893	946	(53)	(6)%
Other expenses	745	858	(113)	(13)%
Total research and development expenses	$11,117	$8,585	$2,532	29%

Provision for income tax benefit

	Three Months Ended
	September 30,		Change
	2015	2014	Dollars	%
	(in thousands)
Income tax benefit	$1,268	$2,605	$(1,337)	(51)%
Effective tax rate	30%	33%

Income tax benefit was $1.3 million and $2.6 million for the three months ended September 30, 2015 and 2014, respectively, representing a decrease in income tax benefit of $1.3 million, or 51%. The decrease in income tax benefit was primarily related to a smaller pre-tax loss that occurred during the three months ended September 30, 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net revenues

	Nine Months Ended
	September 30,		Change
	2015	2014	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products
Enoxaparin	$64,647	$85,337	$(20,690)	(24)%
Other products	94,202	63,163	31,039	49%
Total finished pharmaceutical products	$158,849	$148,500	$10,349	7%
API	15,758	6,084	9,674	159%
Total net revenues	$174,607	$154,584	$20,023	13%
Cost of revenues
Finished pharmaceutical products	$114,061	$108,908	$5,153	5%
API	16,370	6,380	9,990	157%
Total cost of revenues	$130,431	$115,288	$15,143	13%
Gross profit	$44,176	$39,296	$4,880	12%
as % of net revenues	25%	25%

Net revenues were $174.6 million and $154.6 million for the nine months ended September 30, 2015 and 2014, respectively, representing an increase of $20.0 million, or 13%. Sales of enoxaparin decreased $20.7 million to $64.6 million on higher unit volumes at lower average selling prices.  The increase in sales of other finished pharmaceutical products was largely due to an increase in sales of naloxone to $27.9 million from $11.6 million, as a result of increased unit volumes at higher average prices.  Additionally, we had an increase of $9.7 million in sales of recombinant human insulin and porcine insulin from our insulin business, which we acquired from Merck in April 2014.

We expect that the declines in the average selling price of enoxaparin will continue and that unit volume will decline in the near term as an additional competitor, Teva, launched a competing enoxaparin product in February 2015. We believe this trend will be partially offset by pricing increases on several other finished pharmaceutical products. Net revenues would also be impacted if sales of our products were affected by any manufacturing or production issues, supply chain interruptions or unexpected regulatory issues.

Although quarterly sales may fluctuate, we anticipate that sales of insulin API will increase due to sales under our supply agreement with MannKind. Most of our API sales are denominated in Euros, and the decline in the value of the Euro versus the dollar compared to 2014 has had and will continue to have a negative impact on API sales revenues in the near term.

Cost of revenues

Cost of revenues was $130.4 million and $115.3 million for the nine months ended September 30, 2015 and 2014, respectively, representing an increase of $15.1 million, or 13%. The increase was primarily due to the overall cost of revenue for the API business.  This was partially offset by a decrease in average cost per unit of enoxaparin.  The cost of revenues as a percentage of revenues remained stable at  75%.

The declining prices and unit volume of enoxaparin will put additional downward pressure on gross margins, but we believe this trend will be partially offset by increases in prices of several other finished pharmaceutical products.

Selling, distribution and marketing, general and administrative, and impairment of long-lived assets

	Nine Months Ended
	September 30,		Change
	2015	2014	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$4,163	$4,066	$97	2%
General and administrative	32,793	25,040	7,753	31%
Impairment of long-lived assets	78	361	(283)	(78)%

General and administrative expenses were $32.8 million and $25.0 million for the nine months ended September 30, 2015 and 2014, respectively, representing an increase of $7.8 million, or 31%.  The increase was primarily due to an accrual of $3.2 million, plus applicable payroll taxes relating to a settlement of our California employment litigation.  We had an increase of $1.3 million, primarily related to the cost associated with our compliance with Sarbanes-Oxley section 404, as well as, the inclusion of expenses generated at our French subsidiary, AFP, which we acquired in April 2014.

We expect general and administrative expenses will increase on an annual basis due to the costs associated with compliance with Sarbanes-Oxley section 404, and the full year impact of corporate public company expenses.

Research and development

	Nine Months Ended
	September 30,		Change
	2015	2014	Dollars	%
	(in thousands)
Research and development	$28,411	$20,788	$7,623	37%

Research and development expenses were $28.4 million and $20.8 million for the nine months ended September 30, 2015 and 2014, respectively, representing an increase of $7.6 million, or 37%. This increase was primarily due to an increase of $3.0 million in clinical trial expense, related to our naloxone nasal product candidate and external studies related to our generic pipeline, as well as, to an increase in expense of $3.2 million in pre-launch inventory and purchases of materials and other research and development supplies, relating to the approval of Amphadase® which we re-launched in October 2015 as well as the development of intranasal naloxone product candidate.

Research and development costs consist primarily of costs associated with the research and development of our product candidates, such as salaries and other personnel‑related expenses for employees involved with research and development activities, manufacturing pre‑launch inventory, clinical trials, FDA fees, testing, operating and lab supplies, depreciation and other related expenses. We expense research and development costs as incurred.

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

The following table sets forth our research and development expenses for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,		Change
	2015	2014	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$10,464	$8,854	$1,610	18%
Pre-launch inventory	933	1,018	(85)	(8)%
Clinical trials	3,833	817	3,016	369%
FDA fees	215	—	215	N/A
Testing, operating and lab supplies	7,933	4,814	3,119	65%
Depreciation	2,894	2,749	145	5%
Other expenses	2,139	2,536	(397)	(16)%
Total research and development expenses	$28,411	$20,788	$7,623	37%

Provision for income tax benefit

	Nine Months Ended
	September 30,		Change
	2015	2014	Dollars	%
	(in thousands)
Income tax benefit	$10,382	$4,153	$6,229	150%
Effective tax rate	50%	34%

Income tax benefit was $10.4 million and $4.2 million for the nine months ended September 30, 2015 and 2014, respectively, representing an increase in income tax benefit of $6.2 million, or 150%. The increase in income tax benefit was primarily related to the pre-tax loss that occurred during the nine months ended September 30, 2015 and the reversal of a deferred tax valuation allowance during the first quarter of 2015, which had previously been reserved.

Liquidity and Capital Resources

Cash Requirements and Sources

We need capital resources to maintain and expand our business.  Our future capital expenditures will include projects to upgrade, expand and improve our manufacturing facilities in the United States, China and France.  Our cash obligations include the principal and interest payments due on our existing loans, as described below and throughout this Quarterly Report. We believe that our cash reserves, operating cash flows, and availability under our revolving credit facility will be sufficient to fund our operations for the next 12 months.  If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

Working capital decreased $7.0 million to $128.4 million at September 30, 2015 compared to $135.4 million at December 31, 2014. The decrease in working capital was primarily due to payments on long-term debt of $4.0 million and capital expenditures of $11.9 million, which was partially offset by cash in-flows from operations of $7.4 million and cash provided by option exercises of $11.5 million.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the nine months ended September 30, 2015:

Nine Months Ended September 30,
2015
(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$7,394
Investing activities	(12,466)
Financing activities	7,808
Effect of exchange rate changes on cash	117
Net increase in cash and cash equivalents	$2,853

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $7.4 million for the nine months ended September 30, 2015, which included a net loss of $10.3 million. Non-cash items are comprised of $10.0 million of depreciation and amortization, and $9.4 million of share-based compensation expense.  This was partially offset by an increase of $2.6 million in operating assets and liabilities and a $4.6 million change in deferred taxes and other tax related items.

Investing Activities

Net cash used in investing activities of $12.5 million for the nine months ended September 30, 2015 was primarily related to $11.9 million in purchases of property, machinery, and equipment, including the associated capitalized labor and interest on self-constructed assets. Additionally, $0.8 million in deposits were made for machinery and equipment.

Financing Activities

Net cash provided by financing activities of $7.8 million for the nine months ended September 30, 2015 was primarily related to $6.8 million in additional borrowings and $11.5 million from proceeds of stock options exercised.  This was partially offset by $6.5 million relating to the repurchase of our common stock and $4.0 million in principal payments on our long-term debt.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except that our outstanding debt obligations have changed as follows:

	September 30,	December 31,
	2015	2014	Change
	(in thousands)
Short-term debt and current portion of long-term debt	$14,762	$7,594	$7,168
Long-term debt	31,354	36,106	(4,752)
Total debt	$46,116	$43,700	$2,416

The increase in outstanding debt is primarily related to the debt associated with the $6.2 million draw down from our line of credit in January 2015, which was subsequently converted into an equipment loan that matures in January 2019.

As of September 30, 2015, we had $30.0 million in unused borrowing capacity under revolving lines of credit with Cathay Bank and East West Bank.

We have entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by us for one of our pipeline products. As of September 30, 2015 we have paid an upfront payment of $0.5 million and a $0.1 million milestone payment under this agreement, which was classified as research and development expense. We are obligated to pay up to an additional $1.9 million if certain milestones are met. If the medical device manufacturer is successful in the development of this drug delivery system and the Company’s pipeline products receives appropriate regulatory approval, we intend to enter into a commercial supply agreement with such medical device manufacturer for a minimum purchase of 1.0 million units during the first 12 months.

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

In July 2015, the FASB issued an accounting standards update which requires entities to measure most inventories at the lower of cost and net realizable value, or NRV, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is measured at the lower of cost and net realizable value, which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. The standard will be effective for us for the first quarter of our fiscal year 2016.  Early application is permitted. The new guidance must be applied prospectively.  We do not believe the adoption of this accounting guidance will have a material impact on our consolidated financial statements and related disclosures.

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

From January 19 through January 22, 2015, our facility in Éragny-Sur-Epte, France was subject to an inspection by the French National Agency for Medicines and Health Products Safety (Agence nationale de sécurité du médicament et des produits de santé), or ANSM. The inspection included a review of current EU Good Manufacturing Practices for Medicinal Products for Human and Veterinary Use (EU-GMP Part II for Active Substances) and Manufacture of Biological Active Substances and Medicinal Products for Human Use (EU-GMP Annex 2). The inspections resulted in various observations issued formally to the facility. We responded to those observations on March 13, 2015, with a minor follow up response on April 3, 2015. We received acknowledgment from ANSM that our responses to the observations were satisfactorily addressed and was issued a certificate of GMP compliance from the Agency dated April 9, 2015 that is valid until January 2018.

From July 22, 2015 through August 10, 2015, our IMS facility in South El Monte, CA was subject to an inspection by the FDA. The inspection included a review of cGMP and preapproval inspections for abbreviated new drug applications currently being reviewed by the FDA. The inspections resulted in multiple observations on Form 483, an FDA form on which deficiencies are noted after an FDA inspection. We responded to those observations on August 31, 2015.

No other FDA inspections of our facilities were undertaken during the third quarter of 2015.

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

Investment Risk

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary.  As of September 30, 2015, we did not have any such investments.

As of September 30, 2015,  we had $7.2 million deposited in three banks located in China and $1.0 million deposited in one bank located in France. We also maintained $47.9 million in Money Market, Money Market Insured Deposit Account Service, or MMIDAS, and Insured Cash Sweep, or ICS, accounts as of September 30, 2015.  The remaining amounts of our cash equivalent as of September 30, 2015 are in non-interest bearing accounts.

The MMIDAS accounts and ICS accounts allow us to distribute our funds among a network of depository institutions that are re‑allocated such that each deposit account is below the $250 thousand Federal Deposit Insurance Corporation, or FDIC, limit, thus providing greater FDIC insurance coverage for our overall cash balances. We have not experienced any losses in such accounts, nor does management believe we are exposed to any significant credit risk on our bank account balances.

Interest Rate Risk

Our primary exposure to market risk is interest‑rate‑sensitive investments and credit facilities, which are affected by changes in the general level of U.S. interest rates. Due to the nature of our short-term investments, such as our certificates of deposit, we believe that we are not subject to any material interest rate risk with respect to our short-term investments.

As of September 30, 2015,  we had $46.1 million in long-term debt and capital leases outstanding.  Of this amount, $32.6 million had variable interest rates with a weighted-average interest rate of 4.1% at September 30, 2015.  An increase in the index underlying these rates of 1% (100 basis points) would increase our annual interest expense on the variable-rate debt by approximately $0.3  million per year.

Foreign Currency Rate Risk

Our products are primarily sold in U.S. domestic markets.   For the three and nine months ended September 30, 2015 and 2014, foreign sales were minimal. Therefore, we had little exposure to foreign currency price fluctuations. However, as a result of our acquisition of API manufacturing business in Éragny-sur-Epte, France,  we are exposed to market risk related to changes in foreign currency exchange rates. Specifically, our insulin sales contracts are primarily denominated in Euros, which are subject to fluctuations relative to the U.S. dollar, or USD.  We do not currently hedge our foreign currency exchange rate risk. At this time, an immediate 10% change in currency exchange rates could have a material effect on our financial position, results of operations or cash flows.

Our Chinese subsidiary, Amphastar Nanjing Pharmaceuticals, Limited, or ANP, maintains its books of record in Chinese Yuan, or CNY. These books are remeasured into the functional currency of USD, using the current or historical exchange rates. The resulting currency re-measurement adjustments and other transactional foreign exchange gains and losses are reflected in our statement of operations.

Our French subsidiary, Amphastar France Pharmaceuticals, S.A.S., or AFP, maintains its books of record in Euros. These books are translated into USD using at the average exchange rates during the period.  Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date.  Equity is translated at the prevailing rate of exchange at the date of the equity transactions.  Translation adjustments are reflected in stockholders’ equity and are included as a component of other comprehensive loss.  We do not undertake hedging transactions to cover its foreign currency exposure.

As of September 30, 2015,  our foreign subsidiaries had receivables denominated in foreign currencies in the amount of $2.7 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock.

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
July 1 – July 31, 2015	24,300	$17.35	24,300	—
August 1 – August 31, 2015	61,500	14.33	61,500	—
September 1 – September 30, 2015	122,200	13.61	122,200	—

(1)	During the third quarter of 2015, we repurchased shares of our common stock as part of the $10.0 million share buyback program authorized by our Board of Directors in November 2014.

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

Date: November 13, 2015

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 13, 2015

AMPHASTAR PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2015

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

#The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.