Form 10-K
period 2015-12-31
Amphastar Pharmaceuticals, Inc.
filed 2016-03-15
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ◻    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ◻    No  ☒

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

Large accelerated filer	◻		Accelerated filer	☒
Non-accelerated filer	◻	(Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ◻    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2015, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $625,638,657. Shares of common stock known to be held by directors, executive officers and holders of 5% or more of the outstanding common stock of the registrant are not included in the computation. No determination has been made that such persons are “affiliates” of the registrant for any other purpose.

At March 8, 2016, there were 44,913,928, shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year to which this report relates in connection with its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Amphastar Pharmaceuticals, Inc.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the sales and marketing of our products, including our enoxaparin product and our profit sharing agreement with Allergan;
•	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;
•	the timing and likelihood of FDA approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;
•	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;
•	our ability to compete in the development and marketing of our products and product candidates;
•	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;
•	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our API customers;
•	the potential for our marketed products to be withdrawn due to patient adverse events or deaths, or if we fail to secure FDA approval for products subject to the Prescription Drug Wrap-Up program;
•	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;
•	the amount of price concessions or exclusion of suppliers adversely affecting our business;
•	our ability to establish and maintain intellectual property protection for our products and our ability to successfully defend our intellectual property in cases of alleged infringement;
•	the implementation of our business strategies, product development strategies and technology utilization;
•	the potential for exposure to product liability claims;
•	future acquisitions or investments;
•	our ability to expand internationally;
•	economic and industry trends and trend analysis;
•	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•	our remediation efforts for a material weakness in our internal control over financial reporting; and
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

Unless expressly indicated or the context requires otherwise, references in this Annual Report to “Amphastar,” “the Company,” “we,” “our,” and “us” refer to Amphastar Pharmaceuticals, Inc. and our subsidiaries, unless the context indicates otherwise.

Item 1.Business.

Overview

We are a specialty pharmaceutical company that focuses primarily on developing, manufacturing, marketing and selling technically-challenging generic and proprietary injectable, inhalation, and intranasal products. Additionally, in 2014, we commenced sales of insulin active pharmaceutical ingredient, or insulin API,  products. We currently manufacture and sell 18 products including Amphadase®, which we re-launched in the fourth quarter of 2015. Additionally, we are developing a portfolio of 12 generic abbreviated new drug applications, or ANDAs, three generic biosimilar and six proprietary injectable and inhalation product candidates. For the years ended December 31, 2015, 2014, and 2013, we recorded net revenues of $251.5 million, $210.5 million, and $229.7 million, respectively. We recorded a net loss of $2.8 million and $10.7 million for the years ended December 31, 2015 and 2014, respectively, and recorded net income of $11.9 million for the year ended December 31, 2013.

Our largest product by net revenues is currently enoxaparin sodium injection, the generic equivalent of Sanofi S.A.’s Lovenox®. Enoxaparin is a difficult to manufacture injectable form of low molecular weight heparin that is used as an anticoagulant and is indicated for multiple indications including the prevention and treatment of deep vein thrombosis. We commenced sales of our enoxaparin product in January 2012, and for the years ended December 31, 2015, 2014, and 2013, we recognized net revenues from the sale of our enoxaparin product of $84.5 million, $107.5 million, and $145.9 million, respectively. We believe that our enoxaparin product demonstrates our capabilities in characterizing complex molecules (which is a process that involves a determination of physiochemical properties, biological activity, immunochemical properties and purity), performing sophisticated immunogenicity studies, developing therapeutically equivalent generic versions of drugs with large, complex molecules and meeting regulatory requirements.

In June 2015, we received approval of our new drug application, or NDA, supplement for Amphadase®. This marks the first approved starting material from Amphastar Nanjing Pharmaceuticals Co., Ltd., or ANP, and signifies that our facility located in Nanjing, China has been qualified by the U.S. Food and Drug Administration, or FDA. We re-launched Amphadase® in the fourth quarter of 2015. Amphadase® is competing in the hyaluronidase market and is used for the dispersion and absorption of other injected drugs.

In addition to our currently marketed products, we have a pipeline of 21 generic and proprietary product candidates in various stages of development which target a variety of indications. With respect to these product candidates, we have three ANDAs and one NDA currently on file with the FDA.

Our product candidate, Primatene® HFA, an over-the-counter epinephrine inhalation product, is intended to be used for the temporary relief of mild asthma symptoms. In 2013, we filed an NDA for Primatene® HFA. In May 2014, we received a complete response letter, or CRL, from the FDA, which required additional non-clinical information, label revisions and follow-up studies (label comprehension, behavioral/human factors and actual use) to assess consumers’ ability to use the device correctly to support approval of the product in the over-the-counter setting. We met with the FDA in October 2014 to discuss preliminary data results and to clarify the FDA requirements for further studies. We received further advice regarding our ongoing studies from the FDA in January 2016 and we are currently in the process of generating the remaining data required by the CRL and plan to submit an NDA amendment that we believe will address the FDA’s concerns. However, there can be no guarantee that any amendment to our NDA will result in timely approval of the product candidate or approval at all.

Our multiple technological capabilities enable the development of technically-challenging products. These capabilities include characterizing complex molecules, analyzing peptides and proteins, conducting immunogenicity studies, engineering particles and improving drug delivery through sustained-release technology. These technological capabilities have enabled us to produce bioequivalent versions of complex drugs and support the development and manufacture of a broad range of dosage formulations, including solutions, emulsions, suspensions and lyophilized products, as well as products administered via pre-filled syringes, vials, metered dose inhalers, or MDIs, and dry powder inhalers, or DPIs.

Our primary strategic focus is to develop and commercialize products with high technical barriers to market entry. We are specifically focused on products that:

•	leverage our proprietary research and development capabilities;
•	require raw materials or APIs for which we believe we have a competitive advantage in sourcing, synthesizing or manufacturing; and/or
•	improve upon an existing drug’s formulation with respect to drug delivery, safety and/or efficacy.

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

Our Markets

We primarily target products with high technical barriers to market entry, with a particular focus on the injectable and inhalation markets. We also manufacture and sell certain APIs.

•

Injectable market.  Based on an IMS Health National Sales Perspective Report, the U.S. generic injectable drug market in 2015 was approximately $8.6 billion, of which our generic development portfolio is targeting over $5.0 billion. The injectable market requires highly technical manufacturing capabilities and compliance with strict current Good Manufacturing Practice, or cGMP, requirements, which create high barriers to market entry. Due to these high barriers to market entry, there are a limited number of companies with the technology and experience needed to manufacture injectable products. There have also been a number of quality issues over the past several years that have disrupted the ability of certain injectable manufacturers to produce sufficient product quantity to meet market demand. As such, the supply of injectables has been constrained, even as demand for injectable products has continued to increase.

•

Inhalation market.  Based on an IMS Health National Sales Perspective Report, the U.S. inhalation drug market in 2015 was approximately $24.0 billion, of which our generic development portfolio is targeting over $10.5 billion. Inhalation drug therapy is used extensively to treat respiratory conditions such as asthma and chronic obstructive pulmonary disease. The MDI is the most widely used device to deliver inhalation therapies. It uses pressurized gas, historically chlorofluorocarbons, or CFCs, and more recently hydrofluoroalkanes, or HFAs, to release its dose when the device is activated by the patient. The DPI, which does not rely on a propellant, is also widely used. As in the case of injectables, there are significant technical barriers to manufacturing inhalation products. The evolution of inhalation delivery technologies from nebulizers and CFCs to HFAs and DPIs has required manufacturers of inhalation products to re-formulate their products, which in many cases may require technical engineering capabilities, additional regulatory approvals and modified delivery devices. Additionally, the development of generic HFA and DPI products will require bioequivalence studies for FDA approval.

Our Strengths

We have built our company by integrating the following capabilities and strengths that we believe enable us to compete effectively in the pharmaceutical industry:

•

Robust portfolio of products and product candidates.  Including our enoxaparin product, we have 18 commercial products and 21 product candidates at different stages of development. We also continue to develop our product candidates, which represent our longer-term growth opportunities.

•

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

•

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

•

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

Our Strategy

Our goal is to be an industry leader in the development, manufacturing and marketing of technically-challenging injectable and inhalation pharmaceutical products. To achieve this goal, we are pursuing the following key strategies:

•

Diversify our revenues by commercializing our product candidates.  Assuming we are successful in developing and obtaining regulatory approvals, we plan to commercialize our product candidates and thereby diversify our sources of revenues. We have 21 product candidates in various stages of development, including 12 generic ANDAs, three generic biosimilar product candidates and six proprietary product candidates. We also expect to expand our internal sales and marketing capabilities and, in some cases, enter into strategic alliances with other pharmaceutical companies, to drive market penetration for our product candidates.

•

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

•

Develop proprietary products.  We currently have six proprietary product candidates at various stages of development targeting a broad range of indications. We believe that proprietary products tend to face less competition than generic products due to market exclusivity, intellectual property protection and other barriers to entry. For these reasons, we believe that our proprietary products will provide us with the opportunity for higher margins and long-term revenue growth.

•

Leverage our vertically-integrated infrastructure to drive operational efficiencies.  We believe our vertically-integrated infrastructure provides significant benefits including better operating efficiencies, accelerated product development and internal control over product quality. Our ability to manufacture our own API allows us to develop products that other companies may not focus on due to the uncertainty of API supply. In addition, our vertically-integrated infrastructure, including our research and development capabilities, allows us to conduct technically-challenging studies in-house. We believe this vertically-integrated infrastructure has led, and will continue to lead, to a competitive portfolio of products and product candidates.

•

Target and integrate acquisitions of pharmaceutical companies, products and technologies.  We have a demonstrated ability to identify, acquire and integrate pharmaceutical companies, products and technologies to complement our internal product development capabilities. We have acquired International Medication Systems, Limited, or IMS, Armstrong Pharmaceuticals, Inc., or Armstrong, Nanjing Puyan Pharmaceutical Technology Co., Ltd. (which we renamed Amphastar Nanjing Pharmaceuticals Co., Ltd.), or ANP,  and Merck’s API Manufacturing Business in Éragny-sur-Epte, France, in connection with which, we established our French subsidiary, Amphastar France Pharmaceuticals, S.A.S., or AFP. Products we have acquired include Cortrosyn® and Epinephrine Mist, and trade names such as Primatene®. We believe that our scientific and managerial expertise and our integration experience have improved the quality of the product lines and companies that we have acquired, which has had, and we believe will continue to have, a positive effect on our results of operations. For example, if approval is received from the FDA, we plan to have our acquired subsidiary ANP provide us with access to certain raw materials for the manufacture of the API for our enoxaparin product and eventually to manufacture API for our other products and product candidates.

Our Technical Capabilities

We develop, manufacture, market and sell generic and proprietary products targeting injectable and inhalation markets.  We also manufacture and sell insulin API.

•

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

•

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

•

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

•

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

•

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

•

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

•

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

Business Segments

Our performance will be assessed and resources will be allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) active pharmaceutical ingredients, or API products. The finished pharmaceutical products segment currently manufactures, markets and distributes enoxaparin, Cortrosyn®,  Amphadase®,  naloxone, lidocaine jelly, as well as various other critical and non-critical care drugs. The API segment currently manufactures and distributes recombinant human insulin and porcine insulin. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Segment Information."

Finished Pharmaceutical Product Segment

Our Marketed Products

We currently manufacture and sell 16 products in our finished pharmaceutical product segment. The following is a description of products in our existing portfolio.

Enoxaparin

Enoxaparin is a difficult to manufacture injectable form of low molecular weight heparin that is used as an anticoagulant, which is indicated for multiple indications, including the prevention and treatment of deep vein thrombosis. Enoxaparin is difficult to produce in part because the API is not easily obtained or manufactured. We manufacture the API for our enoxaparin product and perform all subsequent manufacturing of the finished product in-house. In January 2012, we commenced sales of our enoxaparin product. For the years ended December 31, 2015, 2014, and 2013, we recorded net revenues from enoxaparin of $84.5 million, $107.5 million, and $145.9 million, respectively.

Other Marketed Products

We have 15 other products that we currently market. Other marketed products include the following:

•	Cortrosyn® (cosyntropin for injection), which is a lyophilized powder that is indicated for use as a diagnostic agent in the screening of patients with adrenocortical insufficiency;
•

Amphadase®, which is a bovine-sourced hyaluronidase injection and is used as an adjuvant in subcutaneous fluid administration for achieving hydration, to increase absorption and dispersion of other injected drugs, and in subcutaneous urography for improving absorption of radiopaque agents;

•	Lidocaine jelly, which is a local anesthetic product used primarily for urological procedures;
•	Lidocaine topical solution, which is used as a local anesthetic for a variety of procedures;
•	Phytonadione injection, which is Vitamin K that is used for newborn babies;
•

our portfolio of emergency syringe products, which include critical care drugs, such as morphine, atropine, calcium chloride, dextrose, epinephrine, lidocaine, naloxone and sodium bicarbonate, which are provided in pre-filled syringes and are designed for emergency use in hospital settings;

•	Epinephrine in vial form; and
•	Lorazepam injection, which is a sedative used prior to surgery and medical procedures.

For the years ended December 31, 2015, 2014, and 2013, we recorded net revenues from these other marketed products of $140.4 million, $91.0 million,  and $83.8 million, respectively.

Our Product Candidates

We seek to develop product candidates with high technical barriers to competitive market entry that leverage our technical capabilities and other competitive advantages. We are focused on both generic and proprietary product candidates in the injectable and inhalable markets. The product candidates in our pipeline are in various stages of development, with a number of these candidates still in early stages of development. We currently have 21 product candidates in our pipeline, including 12 generic ANDAs, three generic biosimilar product candidates and six proprietary product candidates.

The development, regulatory approval for and commercialization of our product candidates are subject to numerous risks. See “Risk Factors” for additional information.

Generic Product Candidates

We generally employ a strategy of developing generic product candidates that possess a combination of factors that present technical barriers to competition, including difficult formulations, which require complex characterizations, difficult manufacturing requirements and/or limited availability of raw materials. We believe that such factors will make these product candidates less susceptible to competition and pricing pressure. We currently have 12 generic ANDAs and three generic biosimilar product candidates at various development stages that leverage our various technical capabilities, including:

•	injectable technologies, which include various delivery methods and sizes of pre-filled syringes, vials in solution, jelly, suspension and lyophilized forms;
•	inhalation technologies, which include MDIs, and DPIs;
•	nasal delivery systems; and
•

sophisticated analytical technologies, which include characterization and immunogenicity studies for complex molecules, particle engineering, sustained-release technology and peptide, protein and DNA analysis.

The following table summarizes our current portfolio of the 12 generic ANDAs and three generic biosimilar product candidates in development.

		Applied Technical Capability
							Peptide and
Delivery	Number of	Therapeutic			Particle		Protein
Technology	Candidates	Area	Characterization	Immunogenicity	Engineering	Sustained-Release	Technology
Injectable	5	Endocrinology	✓	✓		✓	✓
Injectable	1	Hematology	✓
Injectable	1	Reproductive System	✓			✓
Injectable	2	Neurology	✓
Inhalation	6	Respiratory	✓		✓

Our generic product candidates are at various stages of development, ranging from early formulation work to bioequivalence studies or the filing of an ANDA. Of these product candidates, five are in early-stage development prior to bioequivalence studies.

In March 2016, we acquired fourteen ANDAs, representing eleven different injectable chemical entities from Hikma Pharmaceuticals PLC. We plan to transfer the product candidates to our facilities in California, which will require FDA approval before the product candidates can be launched.

Proprietary Product Candidates

Our integrated technical skills and expertise provide a strong basis for the development of proprietary drug candidates. These skills include new chemical entity assessment, synthesis technology, formulation development, characterization analysis and immunogenicity studies, among others.

With respect to our proprietary pipeline strategy, we currently have six proprietary drug candidates at various development stages that leverage our various technical capabilities. The following table summarizes our proprietary product candidates for which NDAs have been filed with the FDA.

Applied Technical Capability
Peptide and
Delivery		Therapeutic			Particle		Protein
Technology	Candidates	Indication	Characterization	Immunogenicity	Engineering	Sustained-Release	Technology
Inhalation	Primatene® HFA	Asthma			✓

Primatene® HFA

Primatene® HFA, an over-the-counter epinephrine inhalation product candidate, is intended to be used for the temporary relief of mild symptoms of intermittent asthma. We developed Primatene® HFA to replace the over-the-counter CFC formulation of our Primatene® Mist product which was withdrawn for environmental reasons under the Montreal Protocol. We acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene® Mist, and the associated CFC inventory, from Wyeth Consumer Healthcare Division in 2008 for $33.1 million. At the time of the transaction the Environmental Protection Agency was reviewing a possible ban on all CFC formulated products. In our first full year of sales of the CFC formulation of Primatene® Mist, we generated cash flows from sales of the product in excess of the purchase price. We filed an investigational new drug application, or IND, for Primatene® HFA for mild symptoms of intermittent asthma in October 2009.

We filed an NDA for Primatene® HFA in 2013. In February 2014, the FDA held a joint meeting of the Nonprescription Drugs Advisory Committee and its Pulmonary Allergy Drugs Advisory Committee, which we refer to as the Committee, to discuss the NDA for Primatene® HFA. The Committee voted 14 to 10 that the data in the NDA supported efficacy, but voted 17 to 7 that safety had not been established for the intended over-the-counter use. The Committee also voted 18 to 6 that the product did not have a favorable risk-benefit profile for the intended over-the-counter use, and individual Committee members provided recommendations for resolving their concerns. On May 22, 2014, we received a CRL from the FDA, which required additional non-clinical information, label revisions and follow-up studies (label comprehension, behavioral/human factors and actual use) to assess consumers’ ability to use the device correctly to support approval of the product in the over-the-counter setting. We met with the FDA in October 2014 to discuss preliminary data results and to clarify the FDA requirements for further studies. We received further advice regarding our ongoing studies from the FDA in January 2016 and we  are currently in the process of generating the remaining data required by the CRL and plan to submit an NDA amendment that we believe will address the FDA’s concerns. However, there can be no guarantee that any amendment to our NDA will result in timely approval of the product candidate or approval at all.

Other Proprietary Product Candidates

In addition to Primatene® HFA, we have five other proprietary product candidates in development, which include two new chemical entity drug candidates. These proprietary product candidates target indications including diabetes, asthma, anticoagulants, osteoporosis and Alzheimer’s disease. These product candidates incorporate a wide variety of our technical capabilities, such as particle engineering, sustained-release technology and peptide and protein analysis and utilize our inhalation and injectable delivery technologies.

API Segment

We began to manufacture and sell two API products, recombinant human insulin, or RHI, API and porcine insulin API, as a result of our acquisition of Merck Sharpe & Dohme’s, or Merck’s, API manufacturing business in Éragny‑sur‑Epte, France, or the Merck API Transaction, in April 2014. The purpose for the acquisition was for our vertical integration strategy as we are targeting certain finished products for the injectable insulin market. However, we continue to sell RHI to third parties, which helps fund our vertical integration strategy including the ongoing technology transfer from Merck to AFP.

In July 2014, we entered into a supply agreement with MannKind Corporation, or MannKind, to supply them with RHI for use in their product Afrezza®, and in January 2015, we entered into a supply option agreement with MannKind to supply additional quantities, as needed.

For the years ended December 31, 2015 and 2014, we recorded net revenues of $26.6 million and $12.0 million, respectively, from our API products.

Acquisition of Merck’s API Manufacturing Business

On April 30, 2014, we completed our acquisition of the Merck’s API manufacturing business in Éragny-sur-Epte, France, which manufactures porcine insulin API and recombinant human insulin API. The purchase price of the transaction totaled €24.8 million, or $34.4 million on April 30, 2014, subject to certain customary post‑closing adjustments and currency exchange fluctuations. The terms of the purchase include multiple payments over four years as follows:

		U.S.
	Euros	Dollars
	(in thousands)
At Closing, April 2014	€13,252	$18,352
December 2014	4,899	5,989
December 2015	3,186	3,483
December 2016	3,186	3,475
December 2017	500	545
	€25,023	$31,844

In order to facilitate the acquisition, we established a subsidiary in France, AFP. We will continue the current site manufacturing activities, which consist of the manufacturing of porcine insulin API and recombinant human insulin API. As part of the transaction, we have entered into various additional agreements, including various supply agreements, as well as the assignment and/or licensing of patents under which Merck was operating at this facility. In addition, certain existing customer agreements have been assigned to AFP. Currently, we are in the process of transferring the manufacturing of starting material for RHI from Merck to AFP. This process will require capital expenditures at AFP and is expected to take two or more years to complete.

Supply Agreement with MannKind Corporation

On July 31, 2014, we entered in a supply agreement with MannKind, pursuant to which we will manufacture for and supply to MannKind certain quantities of RHI, for use in MannKind’s product Afrezza®. Under the terms of the supply agreement, we will be responsible for manufacturing the RHI in accordance with MannKind’s specifications and agreed-upon quality standards. MannKind has agreed to purchase annual minimum quantities of RHI under the supply agreement of an aggregate amount of approximately €120.1 million, or approximately $146.0 million, in calendar years 2015 through 2019.

MannKind paid a non-refundable reservation fee to us in the amount of €11.0 million, or approximately $14.0 million upon entry into the agreement. Under the agreement, the non-refundable reservation fee was considered as partial payment for the purchase commitment quantity for 2015. We classified the amount as deferred revenue. As of December 31, 2015, the full amount of the deferred revenue has been recognized.

Unless earlier terminated, the term of the supply agreement expires on December 31, 2019, and can be renewed for additional, successive two-year terms upon 12 month’s written notice given prior to the end of the initial term or any additional two-year term. MannKind and we each have customary termination rights, including termination for material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy, or insolvency of the other party. In addition, MannKind may terminate the supply agreement upon two years’ prior written notice to us without cause or upon 30 days prior written notice to us if a controlling regulatory authority withdraws approval for Afrezza®; provided, however, in the event of a termination pursuant to either of these scenarios, the provisions of the supply agreement require MannKind to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination.

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

By mutual agreement, MannKind did not purchase the full contractually obligated amount in 2015. The 2015 sales of RHI to MannKind were $20.8 million. We are currently in discussions with MannKind regarding the timing of future purchases. In October 2015, MannKind informed us they were not going to exercise the option to purchase additional quantities of RHI for 2016 under the option agreement. Accordingly, MannKind paid us a capacity cancellation fee in 2015 for 2016. We recognized this payment as revenue in 2015.

Research and Development

We have approximately 238 employees dedicated to research and development with expertise in areas such as pharmaceutical formulation, process development, toxicity studies, analytical, synthetic and physical chemistry, drug delivery, device development, equipment and engineering, clinical research statistical analysis, etc. Our focus on developing products with high barriers to market entry requires a significant investment in research and development, including clinical development. In particular, developing proprietary products that are reformulations of existing proprietary compounds often requires clinical trials to gain regulatory approval, and we have a team dedicated to designing and managing clinical trials. We have successfully completed several clinical trials for some of our product candidates and are in the process of planning clinical trials for other product candidates under development.

We have made, and will continue to make, substantial investments in research and development. Research and development costs for the years ended December 31, 2015, 2014 and 2013 were $37.1 million, $28.4 million, and $33.0 million, respectively, which represent 15%, 14% and 14% of our net revenues for that period, respectively.

Backlog

A significant portion of our customer shipments in any fiscal year relate to orders received and shipped in that fiscal year, resulting in low product backlog relative to total shipments. Backlog is not material and not a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Manufacturing and Facilities

Our manufacturing facilities are located in Rancho Cucamonga and South El Monte, California; Canton, Massachusetts; Éragny-sur-Epte, France; and Nanjing, China. We own or lease a total of 60 buildings at six locations in the U.S., France and China, that comprise 1.6 million square feet of manufacturing, research and development, distribution, packaging, laboratory, office and warehouse space. Our facilities are regularly inspected by the FDA in connection with our product approvals, and we believe that all of our facilities are being operated in material compliance with the FDA’s cGMP regulations.

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

Raw Material and Other Suppliers

We depend on suppliers for raw materials, APIs and other components that are subject to stringent FDA requirements. In some cases, we obtain raw materials, components or APIs used in certain of our products from single sources. Currently we obtain the starting material, heparin USP, for our enoxaparin product, epinephrine for our Primatene® HFA product candidate and API for certain of our other marketed products from single sources. If we experience difficulties acquiring sufficient quantities of required materials or products from our existing suppliers, or if our suppliers are found to be non-compliant with the FDA’s quality system regulation, or QSR, cGMPs or other applicable laws or regulations, we would be required to find alternative suppliers. Obtaining the required regulatory approvals to use alternative suppliers may be a lengthy and uncertain process during which we could lose sales. If our primary suppliers become unable or unwilling to perform, we could experience protracted delays or interruptions in the supply of materials which would ultimately delay our manufacture of products for commercial sale, which could materially and adversely affect our development programs, commercial activities, operating results and financial condition.

If our suppliers encounter problems during manufacturing, establishing additional or replacement suppliers for these materials may take a substantial period of time, as suppliers must be approved by the FDA. Further, a significant portion of our raw materials may be available only from foreign sources, which are subject to the special risks of doing business abroad. For example, heparin USP is the starting material for the production of the API in our enoxaparin product. We have established a supply chain for heparin that originates in China and have implemented validated technology processes designed to screen and test incoming starting material, which includes methods currently required by the FDA. However, the FDA has required companies importing heparin to test imported heparin using specific screening methods to detect certain contaminants and it has increased its scrutiny of Chinese facilities that produce heparin for the U.S. market. For example, in August 2008, the FDA inspected two facilities in China belonging to suppliers in our heparin supply chain and issued warning letters, one of which needed to be resolved as a precondition to approving the ANDA for our enoxaparin product candidate in September 2011. If the facility owned by our ANP subsidiary is qualified by the FDA, we plan to have ANP provide us with starting materials for the manufacture of API for enoxaparin. We also plan to have our subsidiaries eventually manufacture APIs for not only enoxaparin, but also our other products and product candidates.

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

The following table provides information regarding the percentage of our net revenues that is derived from each of our major customers and partners:

	% of Net Revenues
	Year Ended
	December 31,
	2015	2014	2013

Allergan plc(1)	21%	30%	35%
AmerisourceBergen Corporation	17%	15%	15%
Cardinal Health, Inc.	17%	14%	13%
McKesson Corporation	22%	22%	26%

(1)	In June 2015, Actavis plc adopted Allergan plc as its new global name.

Our marketing department is responsible for establishing and maintaining contracts and relationships with the group purchasing organizations, distributors, retailers, wholesalers and, occasionally, directly with hospitals or long-term care facilities. One or more of our proprietary product candidates may require deployment of a sales force either directly or through a strategic partner.

Under an agreement with Allergan plc, or Allergan, we are paid a fixed cost per unit of our enoxaparin product sold to Allergan and also share in the gross profits from Allergan sales of the product in the U.S. retail pharmacy market. We may enter into similar agreements with distributors or strategic partners in the future.

For the years ended December 31, 2015, 2014, and 2013, we generated 2%, 4% and 1% of our total revenue, respectively, from customers located outside of the United States. Other financial information about our segment and geographic areas is incorporated herein by reference to Note 6 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Competition

The majority of our marketed products are generic products. We face and will face significant competition for our products and product candidates from pharmaceutical companies that focus on the generic injectable and inhalation markets such as Hospira, Inc., Sagent Pharmaceuticals, Inc., Akorn, Inc., Sandoz Inc., Mylan Inc., Fresenius Kabi USA and Teva Pharmaceutical Industries Ltd. Competition in the generic pharmaceutical industry has increased as producers of branded products have entered the business by creating generic drug subsidiaries, purchasing generic drug companies, or licensing their products to generic manufacturers prior to patent expiration and/or as their patents expire. Therefore, our competitors also include the innovator companies of our generic drug products. For example, enoxaparin is currently marketed by Sanofi S.A., or Sanofi, under the brand name Lovenox®. Sanofi also markets its authorized generic enoxaparin product through its subsidiary, Winthrop, and also through Fresenius Kabi USA. Sandoz and Teva Pharmaceuticals Industries Ltd. also market a generic version of enoxaparin. Other companies may have filed an ANDA with the FDA for its generic version of enoxaparin. The presence of these current and prospective competitive products may have an adverse effect on our market share, revenue and gross profit from our enoxaparin product.

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

The “Full NDA”

The approval process for a full NDA generally involves:

•	completion of preclinical laboratory and animal testing in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an investigational new drug application, or IND, for human clinical testing, which must satisfy the FDA and become effective before human clinical trials may begin;
•	performance of adequate and well-controlled human clinical trials to establish the efficacy of the proposed drug product for each intended use;
•	satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is produced to assess compliance with the FDA’s cGMP regulations; and
•	submission to and approval by the FDA of an NDA.

Before human clinical trials can begin on a new drug, the results of preclinical tests, together with manufacturing information and analytical data, must be submitted to the FDA as part of an IND and the FDA must permit the IND to become effective. Each clinical trial under an IND must be reviewed and approved by an independent Institutional

Review Board, or IRB. Human clinical trials are typically conducted in three sequential phases that may overlap. These phases generally include:

•	Phase 1, during which the drug is introduced into healthy human subjects or, on occasion, patients and is tested for safety, stability, dose tolerance and metabolism;
•

Phase 2, during which the drug is introduced into a limited patient population to determine the efficacy of the product in specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse effects and safety risks; and

•

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

The BPCIA amended the definition of biological product to include proteins (other than synthetic polypeptides). Applications for biological products, including proteins, must now be approved under the PHSA rather than under the FFDCA. The BPCIA provides a grandfather exception for biologics falling within a product class for which FDA has approved an application under the FFDCA. Applications for approval of these types of proteins may be submitted under the FFDCA until March 23, 2020, unless there is a biological product licensed under the PHSA that could serve as a reference product for a biosimilar application.

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

The BLA Approval Process

The BLA approval process is similar to the “Full NDA” approval process and generally involves:

•	completion of preclinical laboratory and animal testing in compliance with the FDA’s GLP regulations;
•	submission to the FDA of an IND for human clinical testing, which must satisfy FDA and become effective before human clinical trials may begin;
•	performance of adequate and well-controlled human clinical trials to establish the efficacy of the proposed drug product for each intended use;

•	satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is produced to assess compliance with the FDA’s cGMP regulations; and
•	submission to and approval by the FDA of a BLA.
•

A combination product is a product comprising of two or more regulated components (e.g., a drug and device) that are combined into a single product, co-packaged, or sold separately but intended for co-administration, as evidenced by the labeling for the products. A drug that is administered using an inhaler is an example of a combination drug/device product.

•

The FDA is divided into various Centers, which each have authority over a specific type of product. NDAs are reviewed by personnel within the Center for Drug Evaluation and Research, or CDER, while device applications and premarket notifications are reviewed by the Center for Devices and Radiological Health, or CDRH. When reviewing a drug/device combination product, the FDA must assign a lead Center to review the product, based on the combination product's primary mode of action, or PMOA, which is the single mode of a combination product that provides the most important therapeutic action of the combination product. The Center that regulates that portion of the product that generates the PMOA becomes the lead evaluator. If there are two independent modes of action, neither of which is subordinate to the other, the FDA makes a determination as to which Center to assign the product based on consistency with other combination products raising similar types of safety and effectiveness questions or to the Center with the most expertise in evaluating the most significant safety and effectiveness questions raised by the combination product.

•

When evaluating an application, a lead Center may consult other Centers and apply the standards that would be applicable but still retain complete reviewing authority, or it may collaborate with another Center, by which the Center assigns review of a specific section of the application to another Center, delegating its review authority for that section. Typically, the FDA requires a single marketing application submitted to the Center selected to be the lead evaluator, although the agency has the discretion to require separate applications to more than one Center. One reason to submit multiple applications is if the applicant wishes to receive some benefit that accrues only from approval under a particular type of application, like new drug product exclusivity. If multiple applications are submitted, each may be evaluated by a different lead Center.

•

Our inhalers, which deliver a specific drug, are regulated by the FDA as combination product. We believe the combination product will be regulated by the FDA as a drug (and not a device) because the primary mode of action of the combination will be a drug action. As such, we will need to submit a marketing application to the CD ER for our inhalers that deliver a specific drug. CDRH will provide input to CDER on the device aspects of the combination.  We can provide no assurance that any of our combination products will be approved by FDA in a timely fashion, if at all.

•

Like their constituent products—e.g., drugs and devices—combination products are highly regulated and subject to a broad range of post marketing requirements including cGMPs, adverse event reporting, periodic reports, labeling and advertising and promotion requirements and restrictions, market withdrawal and recall.

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

In addition, after approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. The FDA may require post-approval testing and surveillance programs to monitor safety and effectiveness of approved products that have been commercialized. Any drug products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including:

•	record-keeping requirements;
•	reporting of adverse experiences with the drug;
•	providing the FDA with updated safety and efficacy information;
•	reporting on advertisements and promotional labeling;
•	drug sampling and distribution requirements; and
•	complying with electronic record and signature requirements.

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

From January 19 through January 22, 2015, our facility in Éragny-Sur-Epte, France was subject to an inspection by the French National Agency for Medicines and Health Products Safety (Agence nationale de sécurité du médicament et des produits de santé), or ANSM. The inspection included a review of current EU Good Manufacturing Practices, or EU-GMP for Medicinal Products for Human and Veterinary Use (EU-GMP Part II for Active Substances) and Manufacture of Biological Active Substances and Medicinal Products for Human Use (EU-GMP Annex 2). The inspections resulted in various observations issued formally to the facility. We responded to those observations on March 13, 2015, with a minor follow up response on April 3, 2015. We received acknowledgment from ANSM that our responses to the observations were satisfactorily addressed and was issued a certificate of EU-GMP compliance from the Agency dated April 9, 2015, that is valid until January 2018.

From July 22, 2015 through August 10, 2015, our IMS facility in South El Monte, CA was subject to an inspection by the FDA. The inspection included a review of our compliance with cGMP regulations and preapproval inspections for abbreviated new drug applications currently being reviewed by the FDA. The inspections resulted in multiple observations on Form 483. We responded to those observations on August 31, 2015. We believe that our responses to the Form 483 will satisfy the FDA and that no significant further actions will be necessary.

From February 29, 2016 through March 4, 2016, our facility in Éragny-sur-Epte, France was subject to an inspection by the FDA. The inspection included a review of Quality Systems, Production Controls, Laboratory Controls, Material Management, and Facilities and Equipment Maintenance. The inspection resulted in multiple observations on Form 483. We plan to respond to those observations by March 25, 2016.

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

We primarily rely on trade secrets, unpatented proprietary know-how and continuing technological innovation to protect our products and technologies, especially where we do not believe patent protection is appropriate or obtainable. Although in some cases we seek patent protection to preserve our competitive position, our current patent portfolio does not cover the majority of our existing products and product candidates. We own several U.S. and foreign patents covering processes and equipment used in the manufacture of a few of our products. The expiration dates of these patents range from 2020 to 2028.

We own a U.S. patent covering Primatene® HFA: U.S. Patent Number 8,367,734, or the “‘734 patent,” which was issued on February 5, 2013, and expires in January 2026. We have several patent applications that are currently pending. The majority of our significant products or product candidates are not covered by any U.S. or foreign patents related to formulations or compositions. Indeed, many of our products and product candidates are generic products, and therefore may not be eligible for patent protection. For example, our enoxaparin product is a generic product, and as such, it is not covered by any U.S. or foreign patents. Other of our products, including Amphadase®, are based on compounds for which any applicable patents have expired, or which were not patented by Amphastar in the first instance because they are older compounds. As for the remainder of our product candidates that are not intended to be generic products, we may seek to obtain patent rights or rely on trade secret protection (but, in any case, the majority of our products and product candidates are not currently covered by any U.S. or foreign patents).

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

Litigation may be necessary to enforce patents issued or licensed to us or to determine the scope or validity of another party’s proprietary rights. USPTO interference proceedings may be necessary if we and another party both claim to have invented the same subject matter. Even if we ultimately prevail, we could incur substantial costs and our management’s attention would be diverted if:

•	litigation is required to defend against patent suits brought by third parties;
•	we participate in patent suits brought against or initiated by our licensors;
•	we initiate suits against third parties who are infringing on our patents; or
•	we participate in an interference or other similar USPTO proceeding.

However, even if we pursue litigation or other action to protect our intellectual property rights, we may not prevail in any of these actions or proceedings.

Employees

As of December 31, 2015, we had a total of 1,460 full-time employees.

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

Item 1A.Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto. Our future operating results may vary substantially from anticipated results due to a number of risks and uncertainties, many of which are beyond our control. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. The following discussion highlights some of these risks and uncertainties and the possible impact of these risks on future results of operations. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the market value of our common stock could decline substantially and you could lose part or all of your investment.

Risks Relating to Our Business and Industry

Our enoxaparin product represents a significant portion of our net revenues. If the sales volume or pricing of this product continues to decline, or if we are unable to satisfy market demand for this product, it could have a material adverse effect on our business, financial position and results of operations.

Sales from our enoxaparin product, which is our largest selling product, represented 34%, 51%, and 64% of our total net revenues for the years ended December 31, 2015, 2014, and 2013, respectively. We are currently experiencing declining revenue from enoxaparin and some of our other existing products and we may operate at a loss in the near term while continuing to invest in developing new products. If the sales volume or pricing of enoxaparin continues to decline, or if we are unable to satisfy market demand for this product, our business, financial position and results of operations could be materially and adversely affected, and the market value of our common stock could decline. For example, due to intense pricing competition in the pharmaceutical industry, we have experienced significant declines in the per unit pricing and gross margins attributable to our enoxaparin product since its commercial launch. Our enoxaparin product could be rendered obsolete or negatively impacted by numerous factors, many of which are beyond our control, including:

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

We incurred losses for fiscal 2014 and fiscal 2015 and we may operate at a loss in the near term while continuing to invest in developing new products.

We recorded a net loss of $10.7 million for the year ended December 31, 2014, and a net loss of $2.8 million for the year ended December 31, 2015. These losses resulted principally from a decrease in profits from enoxaparin. We may continue to incur operating and net losses and negative cash flow from operations. Our business may generate operating losses if we do not successfully commercialize our product candidates, maintain sales of and profits from existing products, and generate sufficient revenues to support our level of operating expenses, especially as we continue our investment in developing new products. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict whether we will be able to achieve and maintain profitability.

Our success depends on our ability to develop and/or acquire and commercialize additional pharmaceutical products.

Our financial results depend upon our ability to commercialize additional generic and proprietary pharmaceutical products that address unmet medical needs, are accepted by patients and physicians and are reimbursed by payers.

Commercialization requires that we successfully and cost-effectively develop, test and manufacture or otherwise acquire both generic and proprietary products. All of our products must receive regulatory approval and meet (and continue to comply with) regulatory and safety standards. If health or safety concerns arise with respect to a product, we may be forced to withdraw it from the market. For example, as a result of environmental concerns over the use of chlorofluorocarbons, or CFCs, the U.S. Food and Drug Administration, or FDA, issued a final rule on January 16, 2009, that required the phase-out of the CFC formulation of our Primatene® Mist product by December 31, 2011. As a result, in order to resume selling Primatene® we have developed a formulation of the product that will use hydrofluoroalkane, or HFA, as the propellant, and we are attempting to seek FDA approval for the modified product. There can be no guarantee that our investment in research and development activities will result in FDA approval or produce a commercially viable new product. See the risk factor entitled “The FDA approval process is time-consuming and complicated, and we may not obtain the FDA approval required for a product within the timeline we desire, or at all. Additionally, we may lose FDA approval and/or our products may become subject to foreign regulations.”

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

Some of our products are the result of complex manufacturing processes, and some require highly specialized raw materials. Because our business requires outsourcing in some instances, we are subject to inherent uncertainties related to product safety, availability and security. For some of our key raw materials, components and active pharmaceutical ingredient, or API, used in certain of our products, we have only a single, external source of supply, and alternate sources of supply may not be readily available. For example, we purchase heparin USP as the starting material for producing our enoxaparin product exclusively from a single source supplier and, in 2009, this supplier received a Warning Letter from the FDA and was the subject of an FDA Import Alert. The resulting shortage of heparin USP resulted in significant delays to the FDA approval process for our enoxaparin product. There are no guarantees our supplier will not receive Warning Letters in the future or that we will be able to replace this single source supplier with an alternate supplier on a commercially reasonable and timely basis, or at all, to prevent a shortage of heparin USP. Additionally, in 2013 our single source supplier of epinephrine API for our Primatene® HFA product candidate received a warning letter from the FDA, which our supplier has since addressed. In the future, it is possible that our suppliers will receive warning letters from the FDA and be unsuccessful in their efforts to address the issues raised in such warning letters on a timely basis, or at all, which would result in delays in commercialization and/or manufacturing of our products or product candidates, if FDA approval for such products or product candidates is received. Furthermore, we may be unable to replace such supplier with an alternate supplier on a commercially reasonable and timely basis, or at all.

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

Underutilization of our manufacturing capacity could negatively impact our gross margins.

We have invested significantly in our manufacturing capacity in order to vertically integrate our business, contain the costs of raw materials and reduce the risks imposed by relying on third-party single source suppliers. We currently own and operate facilities that manufacture raw materials and APIs for our products and product candidates and those of our customers and partners, including insulin API for MannKind. However, if market demand decreases or if market supply surpasses demand, whether because of macroeconomic factors, pharmaceutical industry volatility, or deficiencies specific to our customers, we may not be able to reduce manufacturing expenses or overhead costs proportionately. For example, a significant portion of our manufacturing capacity in our facility in Éragny-sur-Epte, France is utilized for the manufacture of insulin API for MannKind, and a significant portion of our manufacturing capacity in Rancho Cucamonga is utilized for the manufacture of enoxaparin. If an increase in supply outpaces the increase in market demand, or if demand decreases, the resulting oversupply could adversely impact our sales and result in the underutilization of our manufacturing capacity, high inventory levels, changes in revenue mix and rapid price erosion, which would lower our margins and adversely impact our financial results.

We face significant competition in the pharmaceutical industry with respect to both our proprietary and generic drugs, which may result in others developing or commercializing products before or more successfully than we do, which could significantly limit our growth and materially and adversely affect our financial results.

Our business operates in the pharmaceutical industry, which is an industry characterized by intense competition. Many of our competitors have longer operating histories and greater financial, research and development, marketing and other resources than we do. Consequently, many of our competitors may be able to develop products and/or processes competitive with, or superior to, our own. For example, a competitor has received FDA approval for their intranasal naloxone product in the markets for which we are currently seeking labeling approval. We are concentrating the majority of our efforts and resources on developing product candidates utilizing our proprietary technologies. The commercial success of products utilizing such technologies will depend, in large part, on the intensity of competition, labeling claims approved by the FDA for our products compared to claims approved for competitive products and the relative timing and sequence for commercial launch of new products by other companies that compete with our new products. If alternative technologies or other therapeutic approaches are adopted prior to our new product approvals, then the market for our new products may be substantially decreased, thus reducing our ability to generate future profits.

This intensely competitive environment requires an ongoing, extensive search for technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of our products to healthcare professionals in private practice, group practices and managed care organizations. Our competitors vary depending upon product categories, and within each product category, upon dosage strengths and upon drug-

delivery systems. Based on total assets, annual revenues and market capitalization, we are smaller than many of our national and international competitors with respect to both our generic and proprietary pharmaceutical products and product candidates. Many of our competitors have been in business for a longer period of time than us, have a greater number of products on the market and have greater financial and other resources than we do. Furthermore, recent trends in this industry are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. For example, the acquisition of Allergan’s generic business, Actavis, by Teva Pharmaceutical Industries Ltd., will result in our simultaneous competition with Teva’s generic enoxaparin product and ongoing profit sharing arrangement with Allergan under which Actavis markets and distributes our enoxaparin product to the retail market in the U.S. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a profitable share of those markets. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. It is possible that developments by our competitors will make our products or technologies noncompetitive or obsolete.

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

With respect to our generic pharmaceutical business, revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents and exclusivities protecting a brand name product expire, the first manufacturer to receive regulatory approval for a generic version of the product is generally able to achieve significant market penetration. Therefore, our ability to increase or maintain revenues and profitability in our generics business is largely dependent on our success in challenging patents and developing non-infringing formulations of proprietary products. As competing manufacturers receive regulatory approvals on generic products or as brand manufacturers launch generic versions of their products (for which no separate regulatory approval is required), market share, revenues and gross profit typically decline, often significantly and rapidly. Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product normally is related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. For example, enoxaparin is currently marketed by Sanofi, under the brand name Lovenox®. Sanofi also markets its authorized generic enoxparin product through its subsidiary, Winthrop, and also through Fresenius Kabi USA. Sandoz and Teva Pharmaceuticals Industries Ltd., also market a generic version of enoxaparin. Other companies may have filed an ANDA with the FDA for approval of enoxaparin. The presence of these current and prospective competitive products has had, and may continue to have, an adverse effect on our market share, revenue and gross profit from our enoxaparin product. Since the commercial launch of our enoxaparin product, we have experienced significant declines in sales volume, per unit pricing and gross margins attributable to this product. Consequently, we must continue to develop and introduce new generic products in a timely and cost-effective manner to maintain our revenues and gross margins. We may have fewer opportunities to launch significant generic products in the future, as the number and size of proprietary products that are subject to patent challenges is expected to decrease in the next several years compared to historical levels. Additionally, as new competitors enter the market, there may be increased pricing pressure on certain products, which may result in lower gross margins. In addition to our enoxaparin product, we have experienced significant pricing pressure on many of our other products, including Cortrosyn®, and we expect this trend to continue in the future.

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

A significant proportion of our sales are made to relatively few U.S. wholesalers and group purchasing organizations. These customers are continuing to undergo significant consolidation. Sales to three of these customers for the years ended December 31, 2015, 2014, and 2013, respectively, accounted for approximately 56%, 51%, and 54% of our total net revenues, respectively. Such consolidation has provided and may continue to provide them with additional purchasing leverage, and consequently may increase the pricing pressures that we face. Additionally, the emergence of large buying groups representing independent retail pharmacies, and the prevalence and influence of managed care organizations and similar institutions, enable those groups to extract price discounts on our products.

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

For example, we have a profit sharing agreement with Allergan to market and distribute our enoxaparin product to the retail market in the U.S. If Allergan’s generic business, Actavis, (which is being acquired by Teva, who has their own generic enoxaparin product) fails to commit sufficient resources to market and distribute our products to the retail market, our profit sharing revenue from retail sales of enoxaparin could be severely impacted.

The revenues we earn and report from our profit sharing agreement with Allergan are subject to their marketing, pricing and reporting practices.

Under the terms of our profit sharing agreement, Allergan markets and distributes our enoxaparin product to the retail market in the U.S., we share in the profits from these activities as reported to us by Allergan. Accordingly, the amounts of profit sharing revenues we recognize each period are subject to Allergan marketing, pricing and reporting practices. To the extent Allergan reports varying or decreased profit levels on their determined sales volumes and product pricing, our profit sharing revenue from retail sales of enoxaparin, financial position, results of operations and cash flows could be materially impacted.

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

Chief Financial Officer and Senior Vice President, William J. Peters; Executive Vice President of Quality and Regulatory Affairs, Diane G. Gerst; and Executive Vice President of Production, Rong Zhou. The loss of services from any of these persons may significantly delay or prevent the achievement of our product development or business objectives. Our officers all serve “at will” and we or they can terminate their employment with us at any time. We do not carry key man life insurance on any key personnel. Competition among pharmaceutical companies for qualified employees is intense, and the ability to attract and retain qualified individuals is critical to our success. We have experienced attrition among our executive officers in the past, although we do not believe that the departures of executive officers have had a materially adverse effect on our business. However, any future loss of key members of our organization, or any inability to continue to attract high-quality employees, may delay or prevent the achievement of major business objectives. Our productivity may be adversely affected if we do not integrate or train our new employees quickly and effectively.

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

Because a portion of our manufacturing takes place in China, a significant disruption in the construction or operation of our manufacturing facility in China or political unrest in China could materially and adversely affect our business, financial condition and results of operations.

We currently manufacture the starting material for Amphadase® at our manufacturing facility in China, and we intend to continue to invest in the expansion of this manufacturing facility. Any disruption in construction of the facility or the inability of our manufacturing facility in China to produce adequate quantities of raw materials or APIs to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business. Furthermore, since this facility is located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China. The nationalization or other expropriation of private enterprises by the Chinese government could result in the total loss of our investment in China. Any of these matters could materially and adversely affect our business and results of operations. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position.

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

In addition, the expansion of our existing international operations, including our facility expansion in Nanjing, China, and entry into additional international markets, including our acquisition of a manufacturing business in Éragny-sur-Epte, France, have required and will continue to require significant management attention and financial resources. These and other factors could harm our ability to gain future revenues and, consequently, materially impact our business, operations results and financial condition.

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

A portion of our revenues, indebtedness and other liabilities and our costs are denominated in foreign currencies, including the Chinese Yuan and the Euro. We report our financial results in U.S. dollars. Our results of operations and, in some cases, cash flows may in the future be adversely affected by certain movements in exchange rates. From time to time, we may implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, any such hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

The Affordable Care Act and certain legislation and regulatory proposals may increase our costs of compliance and negatively impact our profitability over time.

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

In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. For example, in November 2013, Congress passed the Drug Quality and Security Act, or the DQSA. The DQSA establishes federal pedigree tracking standards requiring drugs to be labeled and tracked at the lot level, preempts state drug pedigree requirements, and will eventually require all supply-chain stakeholders to participate in an electronic, interoperable prescription drug track and trace system. The DQSA also establishes new requirements for drug wholesale distributors and third party logistics providers, including licensing requirements in states that had not previously licensed such entities. As a result of these and other new proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We identified a material weakness in our internal control over financial reporting as of December 31, 2015 that, if not properly remediated, could result in a material misstatement in our financial statements in future periods and impair our ability to comply with the accounting and reporting requirements applicable to public companies.

Our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting.  However,  for the year ended December 31, 2015, we identified a material weakness in our internal control over financial reporting in the area of non-standard and complex transactions. The accounting for certain non-standard and complex transactions were not analyzed and/or reviewed in sufficient detail by knowledgeable personnel to reach the appropriate accounting conclusion to properly record the transaction. The number of errors identified and the commonality of the root cause of the adjustments (namely, inadequate resources to provide for a more thorough and precise review in these areas), leads us to conclude that there is a material weakness in internal controls. Recognizing this material weakness and the resulting errors identified, management performed additional analyses and supplementary review procedures and has concluded that the effects of these errors were not material to any prior year or prior quarters’ previously reported amounts. Despite the existence of this material weakness, we believe the consolidated financial statements included in this Annual Report on Form 10-K present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Our remediation efforts are in process and have not yet been completed. Because of this material weakness, there is heightened risk that a material misstatement of our annual or quarterly financial statements may not be prevented or detected. In addition, the planned remediation steps we expect to take may not effectively remediate the material weakness, in which case our internal control over financial reporting would continue to be ineffective. We cannot guarantee that we will be able to complete our remedial actions successfully. Even if we are able to complete these actions successfully, these measures may not adequately address our material weakness. In addition, it is possible that we will discover additional material weaknesses in our internal control over financial reporting.

If we are unable to adequately remediate the foregoing material weakness or comply or continue to comply with the foregoing obligations, it could subject us to a variety of administrative sanctions, including becoming subject to investigation or sanctions by the Securities and Exchange Commission, or SEC, the suspension or delisting of our common stock from the NASDAQ Global Select Market and the inability of registered broker-dealers to make a market in our common stock, which could reduce the market price of our common stock. In addition, in the event that we do not adequately remediate this material weakness, or if we fail to maintain proper and effective internal controls in future periods, our business, results of operations and financial condition and our ability to run our business effectively could be adversely affected and investors could lose confidence in our financial reporting.

Significant balances of intangible assets, including goodwill, are subject to impairment testing and may result in impairment charges, which may materially and adversely affect our results of operations and financial condition.

A significant amount of our total assets is related to goodwill and intangible assets. As of December 31, 2015, the value of our goodwill and intangible assets net of accumulated amortization was $39.9 million. Goodwill and other intangible assets are tested for impairment annually when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. Any future goodwill or other intangible asset impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition.

Our outstanding loan agreements contain restrictive covenants that may limit our operating flexibility.

Our loan agreements are collateralized by substantially all of our presently existing and subsequently acquired personal property assets, and subject us to certain affirmative and negative covenants, including limitations on our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens and conduct transactions with affiliates. We are also subject to certain covenants that require us to maintain certain financial ratios and are required under certain conditions to make mandatory prepayments of outstanding principal. As a result of these covenants and ratios, we have certain limitations on the manner in which we can conduct our business, and we may be restricted from engaging in favorable business activities or financing future operations or capital needs until our current debt obligations are paid in full or we obtain the consent of our lenders, which we may not be able to obtain. We may not be able to generate sufficient cash flow or revenue to meet the financial covenants or pay the principal and interest on our debt, and in the past we have not been in compliance with certain financial covenants. In addition, upon the occurrence of an event of default, our lenders, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes. An event of default includes our failure to pay any amount due and payable under the loan agreements, the occurrence of a material adverse change in our business as defined in the loan agreements, our breach of any covenant in the loan agreements, subject to a grace period in some cases, or an involuntary insolvency proceeding. Additionally, a lender could exercise its lien on substantially all of our assets and our future working capital, borrowings or equity financing may not be available to repay or refinance any such debt.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. For the year ended December 31, 2015, we identified a material weakness in our internal control over financial reporting, for which remediation efforts are in process but have not yet been completed. We cannot be certain that any control remediation efforts undertaken during 2016 will enable us to avoid a material weakness in the future. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. See “Risk Factors – Risks Involving our Business or Industry – We identified a material weakness in our internal control over financial reporting as of December 31, 2015 that, if not properly remediated, could result in a material misstatement in our financial statements in future periods and impair our ability to comply with the accounting and reporting requirements applicable to public companies.”

We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the JOBS Act if we continue to take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

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

The development, testing, manufacturing, marketing and sale of generic and proprietary pharmaceutical products and biological products are subject to extensive federal, state and local regulation in the U.S. and other countries. Satisfaction of all regulatory requirements, which typically takes years for drugs that have to be approved in ANDAs, NDAs, biological license applications, or BLAs, or biosimilar applications is dependent upon the type, complexity and novelty of the product candidate and requires the expenditure of substantial resources for research (including qualification of suppliers and their supplied materials), development, in vitro and in vivo (including nonclinical and clinical trials) studies, manufacturing process development and commercial scale up. Some of our products are drug-device combination products that are regulated as drug products by the FDA, with consultation from the FDA’s Center for Device and Radiological Health. These combination products will require the submission of drug applications to the FDA. All of our products are subject to compliance with the FFDCA and/or the Public Health Service Act, or PHSA, and with the FDA’s implementing regulations. Failure to adhere to applicable statutory or regulatory requirements by us or our business partners would have a material adverse effect on our operations and financial condition. In addition, in the event we are successful in developing product candidates for distribution and sale in other countries, we would become subject to regulation in such countries. Such foreign regulations and product approval requirements are expected to be time consuming and expensive as well.

We may encounter delays or agency rejections during any stage of the regulatory review and approval process based upon a variety of factors, including without limitation the failure to provide clinical data demonstrating compliance with the FDA’s requirements for safety, efficacy and quality. Those requirements may become more stringent prior to submission of our applications for approval or during the review of our applications due to changes in the law or changes in FDA policy or the adoption of new regulations. After submission of an application, the FDA may refuse to file the application, deny approval of the application or require additional testing or data. The FDA can convene an Advisory Committee to assist the FDA in examining specific issues related to the application. In February 2014, the FDA held a joint meeting of its Nonprescription Drugs Advisory Committee and its Pulmonary Allergy Drugs Advisory Committee, which we refer to as the Committee, to discuss the NDA for Primatene® HFA. The Committee voted 14 to 10 that the data in the NDA supported efficacy, but voted 17 to 7 that safety had not been established for the intended over-the-counter use. The Committee also voted 18 to 6 that the product did not have a favorable risk-benefit profile for the intended over-the-counter use, and individual Committee members provided recommendations for resolving their concerns. Although the FDA is not required to follow the recommendations of its advisory committees, it usually does. On May 22, 2014, we received a CRL from the FDA, which requires additional non-clinical information, label revisions and follow-up studies (label comprehension, behavioral/human factors and actual use) to assess consumers’ ability to use the device correctly to support approval of the product in the over-the-counter setting. We met with the FDA in October 2014 to discuss preliminary data results and to clarify the FDA requirements for further studies. We received further advice regarding our ongoing studies from the FDA in January 2016 and we  are currently in the process of generating the remaining data required by the CRL and plan to submit an NDA amendment that we believe will address the FDA’s concerns. However, there can be no guarantee that any amendment to our NDA will result in timely approval of the product or approval at all.

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

If clinical studies for our product candidates are unsuccessful or significantly delayed, we will be unable to meet our anticipated development and commercialization timelines, which would have an adverse impact on our business.

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

We are engaging in particle engineering for certain product candidates, including and especially the use of HFA for our Primatene® HFA product candidate. With respect to Primatene® HFA, we have chosen to develop a formulation of the product candidate that will use HFAs as a propellant because of an FDA-mandated phase-out of drugs utilizing CFCs as propellants. Although HFAs have been used in other settings, using HFAs as a propellant in an epinephrine inhalation product is a novel use, and there is no guarantee that we will obtain regulatory approval or, upon commercialization, market acceptance of this product. In addition to Primatene® HFA, we are similarly engaging in particle engineering for additional product candidates and, similarly, there is no guarantee that we will obtain regulatory approval or, upon commercialization, market acceptance of these products.

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

A  fast track designation by the regulatory agencies, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We do not currently have fast track designation for any of our product candidates but intend to seek such designation for our intranasal naloxone product candidate, among others. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional procedures adopted by the FDA. In addition, the FDA may withdraw fast track designation if they believe that the designation is no longer supported by data from our clinical development program or if a competitor’s product candidate is approved. Many drugs that have received fast track designation have failed to obtain FDA approval.

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

Some of our products or product candidates may be used in combination with a drug delivery device, such as an injector, inhaler or other delivery system. Although the drug delivery devices we currently use in our products and product candidates are provided by third parties, we recently entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used for one of our pipeline products. These drug-device combination products are particularly complex, expensive and time-consuming to develop due to the number of variables involved in the final product design, including ease of patient and doctor use, establishing clinical efficacy, reliability and cost of manufacturing, regulatory approval requirements and standards and other important factors. We will be responsible for any regulatory filings arising from this collaboration and, although we have significant in-house and external regulatory expertise, we have never prepared or submitted an NDA to the FDA for a drug-device combination product. Our product candidates intended for use with such drug delivery, or expanded indications that we may seek for our products used with such devices, may not be approved or may be substantially delayed in receiving approval if the devices do not gain and/or maintain their own regulatory approvals or clearances. Where approval of the drug product and device is sought under a single application, the increased complexity of the review process may delay approval.

Some of the drug delivery devices utilize in our products and product candidates are provided by single source unaffiliated third-party companies. We are dependent on the sustained cooperation and effort of those third-party companies both to supply the devices and, in some cases, to conduct the studies required for approval or other regulatory clearance of the devices. We are also dependent on those third-party companies continuing to maintain such approvals or clearances once they have been received. Failure of third-party companies to supply the devices, to successfully complete studies on the devices in a timely manner, or to obtain or maintain required approvals or clearances of the devices could result in increased development costs, delays in or failure to obtain regulatory approval and delays in product candidates reaching the market or in gaining approval or clearance for expanded labels for new indications. We filed a Field Alert Report for enoxaparin in June 2013, as required by the FDA for certain quality issues with safety implications, because the product did not meet functionality criteria. The needle-shielding component was breaking during shipping, preventing correct administration of the medication. While the specific issues related to this Field Alert Report were resolved, we may experience similar issues in the future. In addition, loss of regulatory approval or clearance of a device that is used with our product may result in the removal of our product from the market.

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

Our ability to successfully commercialize our products may depend in part on the availability of reimbursement for and insurance coverage of our prescription products from government health administration authorities, private health insurers and other third-party payers and administrators, including Medicaid and Medicare. Third-party payers and administrators, including state Medicaid programs and Medicare, have been challenging the prices charged for pharmaceutical products. Government and other third-party payers increasingly are limiting both coverage and the level of reimbursement for new drugs. Third-party insurance coverage may not be available to patients for some of our products candidates. The continuing efforts of government and third-party payers to contain or reduce the costs of health care may limit our commercial opportunity. If government and other third-party payers do not provide adequate coverage and reimbursement for certain of our products, health care providers may not prescribe them or patients may ask their health care providers to prescribe competing products with more favorable reimbursement.

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

As a result of our meetings with the FDA in 2009, we decided to discontinue all of our products that were subject to the Prescription Drug Wrap-Up program, with the exception of epinephrine in vial form. These products were all produced at our subsidiary. During the third quarter of 2010, the FDA requested that we reintroduce several of the withdrawn products to cope with a drug shortage, while we prepared and filed applications for approval of the products. Between August and October, 2010, we reintroduced atropine, calcium chloride, morphine, dextrose, epinephrine, and sodium bicarbonate injections, and continue to market these products without FDA approval. For the years ended December 31, 2015, 2014, and 2013, we recorded net revenues of $40.2 million, $27.0 million, and $29.6 million, respectively, from unapproved products. We have filed three ANDAs and are preparing additional applications with respect to these products.

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

The FDA has proposed allowing generic drug manufacturers to independently update product labeling to reflect newly discovered safety data, which could result in failure-to-warn suits. This could increase our labeling obligations and potentially increase our liability risk for our products.

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

To enforce compliance with the federal laws, the U.S. Department of Justice, or DOJ, has increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Additionally, if a healthcare provider settles an investigation with the DOJ or other law enforcement agencies, we may be forced to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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

For example, we have been involved in litigation related to our sales of enoxaparin. A preliminary injunction was issued on October 28, 2011 that barred us from selling our generic enoxaparin until the injunction was stayed on January 25, 2012. After appeal, the U.S. Supreme Court denied certiorari and on July 19, 2013, the District Court granted our motion for summary judgment in accordance with the Federal Circuit opinion and denied Momenta and Sandoz’s motion for leave to amend infringement contentions. However, on November 10, 2015, the Federal Circuit reversed the District Court’s granting of summary judgment. For further details, see the section titled Litigation in Note 18 in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K. The protracted litigation involved – and may continue to involve – large legal expenses and the diversion of management’s time and effort away from the business. Any future adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses – whether in this litigation or in other litigation – could result in substantial monetary damage awards and could prevent us from manufacturing and selling our products, which could have a material and adverse effect on our financial condition.

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

Our operating results may be subject to quarterly and annual fluctuations as a result of a number of factors, including the following:

•	the commercial success of our key products and those of our customers;

•	results of clinical trials of our product candidates or those of our competitors;
•	pricing actions by competitors;
•	the timing of orders or any cancellation of orders from our customers;
•	manufacturing or supply interruptions;
•	actions by regulatory bodies, such as the FDA, that have the effect of delaying or rejecting approvals of our product candidates;
•	changes in the prescription practices of physicians;
•	changes or developments in laws or regulations applicable to our product candidates;
•	introduction of competitive products or technologies;
•	failure to meet or exceed financial projections we provide to the public;
•	actual or anticipated variations in quarterly operating results;
•	failure to meet or exceed the estimates and projections of securities analysts or investors;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or achievement of significant milestones;
•	developments concerning our sources of manufacturing supply;
•	disputes or other developments relating to patents or other proprietary rights;
•	litigation or investigations involving us, our industry, or both;
•	additions or departures of key scientific or management personnel;
•	announcements or issuances of debt, equity or convertible securities;
•	sales of our common stock by our stockholders;
•	changes in the market valuations of similar companies;
•	major catastrophic events;
•	major changes in our board of directors or management or departures of key personnel;
•	general economic and market conditions and overall fluctuations in U.S. equity markets; or
•	the other factors described in this “Item 1.A Risk Factors” section.

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

In addition, if the market for pharmaceutical company stocks or the stock market in general experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Our stock price may also be affected by sales of large blocks of our stock or an interruption or change in our stock buyback program.

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

If we or our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. We maintain a shelf registration statement on Form S-3 pursuant to which we may, from time to time, sell up to an aggregate of $250 million of our common stock, preferred stock, depositary shares, warrants, units, or debt securities. We may also issue shares of common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments or otherwise. Any such issuances would result in dilution to our existing stockholders and could cause our stock price to fall.

In addition, we have registered approximately 20.3 million shares subject to options and RSUs outstanding or reserved for future issuance under our equity compensation plans. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Jack Y. Zhang and Mary Z. Luo, each of whom serves as a director and an executive officer, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 8, 2016, Jack Y. Zhang and Mary Z. Luo, each of whom serves as one of our directors and executive officers, and their affiliates beneficially own approximately 25.8% of our outstanding common stock, including shares of common stock subject to options exercisable within 60 days of March 8, 2016. Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 28.9% of the outstanding, including shares of our common stock, based on the number of shares outstanding and shares of our common stock subject to options exercisable within 60 days of March 8, 2016. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

As a result of disclosure of information in this Annual Report on Form 10-K and in filings required of a public company, our business and financial condition are more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

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

As an emerging growth company, we have also chosen to take advantage of certain provisions of the JOBS Act that allow us to provide less information in our public reports than would otherwise be required if we are not an emerging growth company. As a result, this Annual Report on Form 10-K includes less information about us than would otherwise be required if we were not an emerging growth company within the meaning of the JOBS Act, which may make it more difficult to evaluate an investment in our company.

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

Item 1B.Unresolved Staff Comments.

Not applicable.

Item 2.Properties.

Our manufacturing facilities are located in Rancho Cucamonga and South El Monte, California; Canton, Massachusetts; Éragny-sur-Epte, France; and Nanjing, China. We own or lease a total of 60 buildings at six locations in the U.S., France and China, that comprise 1.6 million square feet of manufacturing, research and development, distribution, packaging, laboratory, office and warehouse space. Our facilities are regularly inspected by the FDA in connection with our product approvals, and we believe that all of our facilities are being operated in material compliance with the FDA’s cGMP regulations.

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

The following table provides a summary of our owned properties as of December 31, 2015:

	Aggregate
	Facility Size
Location	(in square feet)	Primary Use	Segment
Rancho Cucamonga, CA	267,674	Headquarters, research and development, laboratories, manufacturing, packaging, warehousing and administration offices	Finished pharmaceutical products
Éragny-sur-Epte, France	251,983	Manufacturing, laboratories, warehousing and administration offices	API
Canton, MA	251,750	Manufacturing, packaging, warehousing, distribution and administration offices	Finished pharmaceutical products
Nanjing, China	352,952	Manufacturing, research and development and warehousing	Finished pharmaceutical products
Chino, CA	57,968	Research and development, and laboratories	Finished pharmaceutical products
South El Monte, CA	10,000	Manufacturing	Finished pharmaceutical products

The properties leased by us have expiration dates ranging from 2016 to 2025 (including certain renewal options). The following table provides a summary of our leased properties:

	Aggregate
	Facility Size
Location	(in square feet)	Primary Use	Segment
Nanjing, China	6,728	Procurement, manufacturing, laboratories and administration offices	Finished pharmaceutical products
Rancho Cucamonga, CA	94,545	Warehousing, distribution and administration offices	Finished pharmaceutical products
South El Monte, CA	323,358	Manufacturing, packaging, warehousing, distribution and administration offices	Finished pharmaceutical products

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

Item 3.Legal Proceedings.

The disclosure under Note 18 of the Notes to the Consolidated Financial Statements included elsewhere in this report is incorporated by reference in this Part I, Item 3.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NASDAQ Global Select Market and has traded under the symbol “AMPH” since our initial public offering on June 25, 2014. Prior to this date, there was no public market for our common stock. As a result, we have not set forth quarterly information with respect to the high and low prices for our common stock for the two most recent fiscal years.

The following table sets forth the high and low market price for our common stock during each of the quarterly periods indicated, as reported on the NASDAQ Global Select Market:

	Market Price
	High	Low
2014
Second Quarter (since June 25, 2014)	$10.50	$8.75
Third Quarter	$12.23	$8.69
Fourth Quarter	$12.39	$9.93

2015
First Quarter	$15.51	$11.31
Second Quarter	$18.19	$13.80
Third Quarter	$17.93	$10.78
Fourth Quarter	$15.49	$11.02

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

Holders of Record

At March 8, 2016, we had 44,913,928 shares of common stock outstanding held by approximately 301 stockholders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Stock Performance Graph

This graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Amphastar Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since June 25, 2014, which is the date our common stock first began trading on the NASDAQ Global Select Market, with the cumulative stockholder return since May 31, 2014 on two indices: the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index.    The graph assumes an initial investment of $100 on June 25, 2014 in our common stock and on May 31, 2014 in the stocks comprising each index. It also assumes reinvestment of dividends, if any. Historical stockholder return shown is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 18 MONTH CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
6/25/14
6/14
7/14
8/14
9/14
10/14
11/14
12/14
1/15
2/15
3/15
4/15
5/15
6/15
7/15
8/15
9/15
10/15
11/15
12/15
Amphastar Pharmaceuticals, Inc.
NASDAQ Composite
NASDAQ Pharmaceutical

*$100 invested on 6/25/14 in stock or 5/31/14 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2015

The table below provides information with respect to repurchases of our common stock.

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
October 1 – October 31, 2015	152,800	$11.39	152,800	—
November 1 – November 30, 2015	118,600	13.02	118,600	—
December 1 – December 31, 2015	60,579	14.57	60,579	—

(1)	During the fourth quarter of 2015, we repurchased shares of our common stock as part of the share buyback programs authorized by our Board of Directors on November 6, 2014 and November 10, 2015.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2015 other than transactions previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Item 6.Selected Financial Data.

The following table sets forth selected financial data as of and for the periods indicated. The selected consolidated statements of operations data for fiscal 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The selected consolidated statements of operations data for fiscal 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

The data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$251,519	$210,461	$229,681	$204,323	$118,356
Cost of revenues	174,172	159,205	142,725	114,020	90,252
Gross profit	77,347	51,256	86,956	90,303	28,104
Operating expenses:
Selling, distribution and marketing	5,470	5,564	5,349	4,426	4,100
General and administrative	41,504	34,809	30,972	27,223	26,433
Research and development	37,065	28,427	33,019	31,163	31,049
Impairment of long-lived assets	206	439	126	2,094	67
Total operating expenses	84,245	69,239	69,466	64,906	61,649
Income (loss) from operations	(6,898)	(17,983)	17,490	25,397	(33,545)
Non-operating income (expense):
Interest income	315	243	187	242	401
Interest expense	(987)	(609)	(958)	(784)	(584)
Other income (expense), net	(2,794)	201	508	1,023	1,841
Total non-operating income (expense)	(3,466)	(165)	(263)	481	1,658
Income (loss) before income taxes	(10,364)	(18,148)	17,227	25,878	(31,887)
Income tax expense (benefit)	(7,577)	(7,449)	5,365	7,784	(39,639)
Net income (loss)	$(2,787)	$(10,699)	$11,862	$18,094	$7,752
Net income (loss) per common share:
Basic	$(0.06)	$(0.25)	$0.31	$0.47	$0.20
Diluted	$(0.06)	$(0.25)	$0.31	$0.46	$0.20
Weighted-average shares used to compute net income (loss) per common share:
Basic	44,961	41,957	38,712	38,580	38,513
Diluted	44,961	41,957	38,883	38,940	38,919

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$67,359	$69,323	$54,912	$52,101	$56,233
Working capital	115,979	135,401	107,569	105,615	92,683
Total assets	390,136	389,370	338,748	317,477	282,174
Long-term debt and capital leases, including current portion	41,099	43,700	32,173	38,002	14,167
Retained earnings	60,323	63,110	73,809	61,947	43,853
Total stockholders’ equity	295,510	281,860	251,545	233,439	208,518

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a specialty pharmaceutical company that focuses primarily on developing, manufacturing, marketing and selling technically-challenging generic and proprietary injectable, inhalation, and intranasal products. Additionally, in 2014, we commenced sales of insulin API products. We currently manufacture and sell 18 products including Amphadase®, which we re-launched in the fourth quarter of 2015. Additionally, we are developing a portfolio of 12 generic abbreviated new drug applications, or ANDAs, three generic biosimilar and six proprietary injectable and inhalation product candidates.

Our largest product by net revenues is currently enoxaparin sodium injection, the generic equivalent of Sanofi S.A.’s Lovenox®. Enoxaparin is a difficult to manufacture injectable form of low molecular weight heparin that is used as an anticoagulant and is indicated for multiple indications, including the prevention and treatment of deep vein thrombosis.

We have agreements with established group purchasing organizations and wholesaler networks to distribute enoxaparin, which is marketed under our own label for the hospital and clinic market. For the U.S. retail market, we have an agreement with Allergan plc, or Allergan, to distribute enoxaparin, which is marketed under Actavis’ label.

In June 2015, we received approval of our new drug application, or NDA, supplement for Amphadase®. This marks the first approved starting material from ANP and signifies that our facility located in Nanjing, China has been qualified by the U.S. Food and Drug Administration, or FDA. We re-launched Amphadase® in the fourth quarter of 2015. Amphadase® is competing in the hyaluronidase market and is used for the dispersion and absorption of other injected drugs.

Our pipeline of 21 generic and proprietary product candidates is in various stages of development and targets a variety of indications. With respect to these product candidates, we have three ANDAs and one NDA on file with the FDA.

In March 2016, we acquired fourteen ANDAs, representing eleven different injectable chemical entities from Hikma Pharmaceuticals PLC. We plan to transfer the product candidates to our facilities in California, which will require FDA approval before the product candidates can be launched.

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

Business Segments

Our performance will be assessed and resources will be allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) active pharmaceutical ingredients, or API products. The finished pharmaceutical products segment currently manufactures, markets and distributes enoxaparin, Cortrosyn®,  Amphadase®,  naloxone, lidocaine jelly as well as various other critical and non-critical care drugs. The API segment currently manufactures and distributes recombinant human insulin and porcine insulin. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see "Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Segment Reporting Information."

Results of Operations

Year ended December 31, 2015 compared to year ended December 31, 2014

Net revenues

	Year Ended December 31,		Change
	2015	2014	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products
Enoxaparin	$84,502	$107,456	$(22,954)	(21)%
Other products	140,439	91,024	49,415	54%
Total finished pharmaceutical products	$224,941	$198,480	$26,461	13%
API	26,578	11,981	14,597	122%
Total net revenues	$251,519	$210,461	$41,058	20%
Cost of revenues
Finished pharmaceutical products	$150,795	$145,757	$5,038	3%
API	23,377	13,448	9,929	74%
Total cost of revenues	$174,172	$159,205	$14,967	9%
Gross profit	$77,347	$51,256	$26,091	51%
as % of net revenues	31%	24%

Net revenues were $251.5 million and $210.5 million for the years ended December 31, 2015 and 2014, respectively, representing an increase of $41.1 million, or 20%. The increase was primarily due to an increase in sales of other finished pharmaceutical products largely due to an increase in sales of naloxone to $38.6 million from $19.2 million, as a result of increased unit volumes at higher average prices. Additionally, we increased sales of phytonadione, epinephrine, lidocaine, and atropine, as a result of higher average prices. Our insulin API business, which we acquired from Merck in April 2014, had increased sales of recombinant human insulin, or RHI and porcine insulin by $14.6 million due to sales of RHI to MannKind. This was partially offset by a decrease of sales of enoxaparin, which decreased $23.0 million to $84.5 million on higher unit volumes at lower average selling prices.

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

Although quarterly sales may fluctuate, we anticipate that sales of insulin API will decrease due to reduced sales of RHI to MannKind. In addition, most of our API sales are denominated in Euros, and the decline in the value of the Euro versus the dollar compared to 2014 has had, and will continue to have, a negative impact on API sales revenues in the near term.

Cost of revenues

Cost of revenues was $174.2 million and $159.2 million for the years ended December 31, 2015 and 2014, respectively, representing an increase of $15.0 million, or 9%. The increase was primarily due to an increase in the overall cost of revenue for the API business, which we acquired in April 2014, as a result of a full year of sales. This was partially offset by a decrease in average cost per unit of enoxaparin. Additionally, lower average heparin material costs contributed to the improvement in gross margins. Overall, the cost of revenues as a percentage of revenues decreased to 69% from 76% due to higher average prices of several finished pharmaceutical products.

Declining prices and unit volume of enoxaparin will put additional downward pressure on gross margins, but we believe this trend will be partially offset by increases in prices of several other finished pharmaceutical products. As a result, gross margin is expected to remain variable depending on revenue mix.

Selling, distribution and marketing, and general and administrative

	Year Ended December 31,		Change
	2015	2014	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$5,470	$5,564	$(94)	(2)%
General and administrative	41,504	34,809	6,695	19%
Impairment of long-lived assets	206	439	(233)	(53)%

General and administrative expenses were $41.5 million and $34.8 million for the years ended December 31, 2015 and 2014, respectively, representing an increase of $6.7 million, or 19%. The increase was primarily due to a  $3.3 million settlement of our California employment litigation as well as an increase of $1.3 million, primarily related to costs associated with our compliance with public company reporting obligations. Additionally, the inclusion of a full year of expenses generated at our French subsidiary, AFP, which we acquired in April 2014 contributed to the increase.

We expect general and administrative expenses will increase on an annual basis due to costs associated with compliance with public company reporting obligations.

Research and development

	Year Ended December 31,		Change
	2015	2014	Dollars	%
	(in thousands)
Research and development	$37,065	$28,427	$8,638	30%

Research and development expenses were $37.1 million and $28.4 million for the years ended December 31, 2015 and 2014, respectively, representing an increase of $8.6 million, or 30%. This increase was primarily due to an increase of $3.5 million in clinical trial expense, related to our intranasal naloxone product candidate and to our generic pipeline, as well as an increase of $2.9 million for pre-launch inventory and purchases of materials and other research and development supplies, relating to the approval of Amphadase®,  which we re-launched in October 2015, as well as other costs relating to the development of our intranasal naloxone product candidate.

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

We have made, and expect to continue to make, substantial investments in research and development to expand our product portfolio and grow our business. These costs will fluctuate significantly from quarter to quarter based on the timing of various clinical trials, the pre-launch costs associated with new products, and FDA filing fees. As we undertake new and challenging research and development projects, we anticipate that the associated annual expenses will increase significantly over the next several years.

The following table sets forth our research and development expenses for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Change
	2015	2014	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$14,380	$11,283	$3,097	27%
Pre-launch inventory	822	1,018	(196)	(19)%
Clinical trials	5,441	1,915	3,526	184%
FDA fees	313	—	313	N/A
Testing, operating and lab supplies	9,577	6,511	3,066	47%
Depreciation	3,795	3,725	70	2%
Other expenses	2,737	3,975	(1,238)	(31)%
Total research and development expenses	$37,065	$28,427	$8,638	30%

Provision for income tax benefit

	Year Ended December 31,		Change
	2015	2014	Dollars	%
	(in thousands)
Income tax benefit	$(7,577)	$(7,449)	$128	2%
Effective tax rate	73%	41%

Provision for income tax benefit was $7.6 million and $7.4 million for the years ended December 31, 2015 and 2014, respectively, representing an increase in income tax benefit of $0.2 million, or 2%.

Year ended December 31, 2014 compared to year ended December 31, 2013

Net revenues

	Year Ended December 31,		Change
	2014	2013	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products
Enoxaparin	$107,456	$145,923	$(38,467)	(26)%
Other products	91,024	83,758	7,266	9%
Total finished pharmaceutical products	$198,480	$229,681	$(31,201)	(14)%
API	11,981	—	11,981	N/A
Total net revenues	$210,461	$229,681	$(19,220)	(8)%
Cost of revenues
Finished pharmaceutical products	$145,757	$142,725	$3,032	2%
API	13,448	—	13,448	N/A
Total cost of revenues	$159,205	$142,725	$16,480	12%
Gross profit	$51,256	$86,956	$(35,700)	(41)%
as % of net revenues	24%	38%

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

Selling, distribution and marketing, general and administrative, and impairment of long-lived assets

	Year Ended December 31,		Change
	2014	2013	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$5,564	$5,349	$215	4%
General and administrative	34,809	30,972	3,837	12%
Impairment of long-lived assets	439	126	313	248%

General and administrative expenses were $34.8 million and $31.0 million for the years ended December 31, 2014 and 2013, respectively, representing an increase of $3.8 million, or 12%. The increase was primarily due to the inclusion of expenses generated at our French subsidiary, AFP, which we acquired in April 2014, and an increase in corporate compensation expenses including share-based compensation expense.

Research and development

	Year Ended December 31,		Change
	2014	2013	Dollars	%
	(in thousands)
Research and development	$28,427	$33,019	$(4,592)	(14)%

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

The following table sets forth our research and development expenses for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Change
	2014	2013	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$11,283	$9,703	$1,580	16%
Pre-launch inventory	1,018	3,439	(2,421)	(70)%
Clinical trials	1,915	41	1,874	4,571%
FDA fees	—	4,169	(4,169)	(100)%
Testing, operating and lab supplies	6,511	8,824	(2,313)	(26)%
Depreciation	3,725	3,242	483	15%
Other expenses	3,975	3,601	374	10%
Total research and development expenses	$28,427	$33,019	$(4,592)	(14)%

Provision for income tax expense (benefit)

	Year Ended December 31,		Change
	2014	2013	Dollars	%
	(in thousands)
Income tax expense (benefit)	$(7,449)	$5,365	$(12,814)	(239)%
Effective tax rate	41%	31%

Income tax benefit was $7.4 million for the year ended December 31, 2014 compared to an income tax expense of $5.4 million for the year ended December 31, 2013, representing a decrease in income tax expense of $12.8 million, or 239%. The decrease in income tax expense is primarily related to the pre-tax loss that occurred during the year ended December 31, 2014.

Liquidity and Capital Resources

Cash Requirements and Sources

We need capital resources to maintain and expand our business. We expect our cash requirements to increase significantly in the foreseeable future as we sponsor clinical trials for, seek regulatory approvals of, and develop, manufacture and market our current development‑stage product candidates and pursue strategic acquisitions of businesses or assets. Our future capital expenditures include projects to upgrade, expand and improve our manufacturing facilities in the United States, China and France. Our cash obligations include the principal and interest payments due on our existing loans and lease payments, as described below and throughout this Annual Report on Form 10-K. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for the next 12 months. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

We maintain a shelf registration statement on Form S-3 pursuant to which we may, from time to time, sell up to an aggregate of $250 million of our common stock, preferred stock, depositary shares, warrants, units, or debt securities. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. To the extent we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our stockholders. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

Working capital decreased $19.4 million to $116.0 million at December 31, 2015 compared to $135.4 million at December 31, 2014. The decrease in working capital was primarily due to an accounting standard update, whereby, all deferred tax asset and liabilities are classified as long-term on the balance sheet. We have elected early adoption and have applied the guidance prospectively, therefore prior periods were not adjusted. Additionally, the decrease in working capital was due to the payments on long-term debt of $9.0 million and capital expenditures of $16.0 million, which was partially offset by cash in-flows from operations of $10.7 million and cash provided by option exercises of $13.5 million.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$10,681	$21,052	$31,042
Investing activities	(16,925)	(39,773)	(18,298)
Financing activities	2,237	32,117	(9,370)
Effect of exchange rate changes on cash	2,253	845	—
Net increase in cash and cash equivalents	$(1,754)	$14,241	$3,374

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $10.7 million for the year ended December 31, 2015, which included a net loss of $2.8 million. Non-cash items are comprised of $13.3 million of depreciation and amortization, and $12.8 million of share-based compensation expense. This was partially offset by a change of $5.1 million in operating assets and liabilities and an  $8.0 million change in deferred taxes and other tax related items.

Investing Activities

Net cash used in investing activities of $16.9 million for the year ended December 31, 2015 was primarily related to $16.0 million in purchases of property, machinery, and equipment, including the associated capitalized labor and interest on self-constructed assets. Additionally, $1.1 million in deposits were made for machinery and equipment.

Financing Activities

Net cash provided by financing activities of $2.2 million for the year ended December 31, 2015 was primarily related to $6.8 million in additional borrowings and $13.5 million from proceeds of stock options exercised. This was partially offset by $10.5 million relating to the repurchase of our common stock and $9.0 million in principal payments on our long-term debt.

Debt and Borrowing Capacity

Our outstanding debt obligations are summarized as follows:

	December 31,
	2015	2014	change
	(in thousands)
Short-term debt and current portion of long-term debt	$10,934	$7,594	$3,340
Long-term debt	30,165	36,106	(5,941)
Total debt	$41,099	$43,700	$(2,601)

As of December 31, 2015, we had $30.0 million in unused borrowing capacity under revolving lines of credit with Cathay Bank and East West Bank.

Indebtedness

Line of Credit Facility — Due March 2016

In March 2012, we entered into a $10.0 million line of credit facility with East West Bank. Borrowings under the facility are secured by inventory and accounts receivable. Borrowings under the facility bear interest at the prime rate as published by The Wall Street Journal. This facility was to mature in July 2014. In April 2014, we extended the maturity date to March 2016.  As of December 31, 2015, we did not have any amounts outstanding under this facility.

Revolving Line of Credit — Due May 2016

In April 2012, we entered into a $20.0 million revolving line of credit facility with Cathay Bank. Borrowings under the facility are secured by inventory, accounts receivables, and intangibles held by us. The facility bears interest at the prime rate as published by The Wall Street Journal with a minimum interest rate of 4.00%. This revolving line of credit was to mature in May 2014. In April 2014, we modified the facility to extend the maturity date to May 2016. As of December 31, 2015, we did not have any amounts outstanding under this facility.

Financial Covenants Under Lines of Credit

At December 31, 2015, we were in compliance with our debt covenants, which include a minimum current ratio, minimum debt service coverage, minimum tangible net worth, and maximum debt-to-effective-tangible-net-worth ratio, computed on a consolidated basis in some instances and on a separate-company basis in others. At December 31, 2014, we were not in compliance with two of our financial covenants with Cathay Bank. The first one requiring a fixed charge coverage ratio of 1.2 to 1.0, or greater, and the second one required a minimum debt service coverage ratio of 1.5 to 1.0, or greater. On March 13, 2015, we obtained waivers of these debt covenants for the period ending December 31, 2014.

Weighted‑Average Interest Rates Under Lines of Credit

The weighted‑average interest rates on lines of credit as of December 31, 2015 and 2014 were 3.8% and 3.6%, respectively.

Acquisition Loan with Cathay Bank — Due April 2019

On April 22, 2014, in conjunction with our acquisition of Merck’s API manufacturing business in Éragny‑sur‑Epte, France, we entered into a secured term loan with Cathay Bank as lender. The principal amount of the loan is $21.9 million and bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%. Beginning on June 1, 2014 and through the maturity date, April 22, 2019, we must make monthly payments of principal and interest equal to the then outstanding amount of the loan amortized over a 120‑month period. On April 22, 2019, all amounts outstanding under the loan become due and payable, which would be approximately $12.0 million based upon an interest rate of 4.00%. The loan is secured by 65% of the issued and outstanding shares of stock in Amphastar France Pharmaceuticals S.A.S., or AFP, a subsidiary we established in France in order to facilitate the acquisition, and certain assets of ours, including accounts receivable, inventory, certain investment property, goods, deposit accounts and general intangibles but not including our equipment and real property.

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

The loan also includes customary events of default, the occurrence and continuation of any of which provide Cathay Bank the right to exercise remedies against us and the collateral securing the loan. These events of default include, among other things, our failure to pay any amounts due under the loan, our insolvency, the occurrence of any default under certain other indebtedness or material agreements and a final judgment against us that is not discharged in 30‑days.

Merck Payment Obligation — Due December 2017

On April 30, 2014, in conjunction with the Merck API Transaction, we entered into a  commitment obligation with Merck, in the principal amount of €11.6 million, or $16.0 million, subject to currency exchange fluctuations. The terms of the purchase price include annual payments over four years and bear a fixed interest rate of 3.00%. The final payment to Merck relating to this obligation is due December 2017. In December 2015 and 2014, we made a principal payment of €3.2 million, or $3.5 million and €4.9 million, or $6.0 million, respectively.

As of December 31, 2015, the payment obligation had a book value of €3.6 million, or $3.9 million, which approximates fair value. The fair value of the payment obligation was determined by using the interest rate associated with our acquisition loan with Cathay Bank that bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%. The fair value of the debt obligation is not re-measured on a recurring basis and the variable interest rate is deemed to be a Level 2 input for measuring fair value.

Mortgage Payable with East West Bank — Due January 2016

In December 2010, we refinanced an existing mortgage term loan with East West Bank, which had a principal balance outstanding of $4.5 million at December 31, 2010. The loan was payable in monthly installments with a final balloon payment of $3.8 million. The loan was secured by one of the buildings at our Rancho Cucamonga, California, headquarters complex, as well as one of our buildings at our Chino, California, complex. The loan had a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 5.00%, and matured in January 2016.

Subsequent to our year-end, we refinanced the existing mortgage term loan with East West Bank in January 2016, which had a principal balance outstanding of $3.7 million at December 31, 2015. The loan is payable in monthly installments with a final balloon payment of $3.3 million. The loan is secured by one of the buildings at our Rancho Cucamonga, California headquarters complex. The loan has a variable interest rate at the prime rate as published by The Wall Street Journal. Subsequently, we entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest payment over the life of the loan without the exchange of the underlying notional debt amount. The loan bears interest at a fixed rate of 4.39%, and matures in February 2021.

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

Revenue Recognition

Our net revenues consist principally of revenues generated from the sale of our pharmaceutical products and profit sharing revenues received under our profit sharing agreement with Allergan. We also generate a small amount of revenues from contract manufacturing services. Generally, we recognize revenues at the time of product delivery to our customers. In some cases, revenues are recognized at the time of shipment when stipulated by the terms of the sale agreements. We also record profit‑sharing revenues, which are included in net revenues, from a distribution agreement with Allergan at the time Allergan sells the products to its customers. Revenues derived from contract manufacturing services are recognized when third‑party products are shipped to customers, after the customer has accepted test samples of the products to be shipped.

We do not recognize product revenues unless the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) transfer of title has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection is reasonably assured. Furthermore, we do not recognize revenues until all customer acceptance requirements have been met. We estimate and record reductions to revenues for early‑payment discounts, product returns, administrative and management fees, rebates and pricing adjustments, such as wholesaler chargebacks, in the same period that the related revenues are recorded.

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

We establish allowances for estimated chargebacks and product returns based on a number of qualitative and quantitative factors, including:

•	contract pricing and return terms of our agreements with customers;
•	wholesaler inventory levels and turnover;
•	historical chargeback and product return rates;
•	shelf lives of our products, which is generally two years, as is the case with enoxaparin;
•	direct communication with customers;
•	anticipated introduction of competitive products or authorized generics; and
•	anticipated pricing strategy changes by us and/or our competitors.

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

The provision for chargebacks is reflected in net revenues and a reduction to accounts receivable. The following table is an analysis of our chargeback provision:

	Year Ended
	December 31,
	2015	2014
	(in thousands)
Beginning balance	$11,872	$18,104
Provision related to sales made in the current period	162,238	156,235
Credits issued to third parties	(158,893)	(162,467)
Ending balance	$15,217	$11,872

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

Accrual for Product Returns

We offer most customers the right to return qualified excess or expired inventory for partial credit; however, products sold to Allergan are non‑returnable. Our product returns primarily consist of the returns of expired products from sales made in prior periods. Returned products cannot be resold. At the time product revenues are recognized, we record an accrual for estimated returns. The accrual is based, in part, upon the historical relationship of product returns to sales and customer contract terms. We also assess other factors that could affect product returns including market conditions, product obsolescence and the introduction of new competition. Although these factors do not normally give our customers the right to return products outside of the regular return policy, we realize that such factors could ultimately lead to increased returns. We analyze these situations on a case‑by‑case basis and make adjustments to the product return reserve as appropriate.

When we do not have specific historical experience with actual returns for a product, we consider other available information to record a reasonable product return reserve. If we already sell products that are similar to a newly launched product, we estimate the new product return rate using historical experience of similar products. If there are similar products on the market produced by other companies, we may also consider the additional relevant industry data in calculating our estimate. The criteria used to make the determination of whether a new product is similar to existing products includes whether it: (i) is used for the treatment of a similar type of disease or indication, (ii) has a comparable shelf life, (iii) has similar frequency of dosing, (iv) has similar types of customers, (v) is distributed in a similar manner and (vi) has similar rights of return and other comparable sales incentives. We also consider whether we have the ability to monitor inventory levels in our distribution channels to determine the underlying patient demand for a new product. We analyze the product’s sell‑through cycle based on wholesaler chargeback claims and customers’ re‑ordering patterns to determine whether the estimated product return rate is reasonable. Additionally, we consider factors such as size and maturity of the market prior to launch and the introduction of additional competition. If the available information is not sufficient to record a reasonable product return accrual, revenues from the sales of the new product would be deferred until the product is consumed by the end customer or rights of return granted under the return policy have expired. Historically, we have not deferred revenues on any of our products.

On each balance sheet date, we classify that portion of our accrual for product returns that is attributable to products that are eligible for return within 12 months following the balance sheet date as a current obligation and the remainder as a long‑term obligation.

The provision for product returns is reflected in net revenues. The following table is an analysis of our product return liability:

	Year Ended
	December 31,
	2015	2014
	(in thousands)
Beginning balance	$2,408	$4,592
Provision for product returns	1,675	(714)
Credits issued to third parties	(1,462)	(1,470)
Ending balance	$2,621	$2,408

For the years ended December 31, 2015 and 2014, our aggregate product return rate was 1.1% and 1.1% of qualified sales, respectively.

Inventory

Inventories, net of allowances, are stated at the lower of cost or market. Cost is determined by the first‑in, first‑out method. Inventories are reviewed periodically for slow‑moving or obsolete status. We adjust our inventory to reflect situations in which the cost of inventory is not expected to be recovered. We would record a reserve to adjust inventory to its net realizable value: (i) if a launch of a new product is delayed and inventory may not be fully utilized and could be subject to impairment, (ii) when a product is close to expiration and not expected to be sold, (iii) when a product has reached its expiration date, or (iv) when a product is not expected to be sellable. In determining the reserves for these products, we consider factors such as the amount of inventory on hand and its remaining shelf life and current and expected market conditions, including management forecasts and levels of competition.

Impairment of Intangibles and Long‑Lived Assets

We review long‑lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and circumstances include decisions by the FDA regarding evidence of effectiveness of proprietary drug candidates or bioequivalence (sameness) of our generic product candidates as compared to the reference drug, communication with the regulatory agencies regarding the safety and efficacy of our products under review, the use of the asset in current research and development projects, any potential alternative uses of the asset in other research and development projects in the short‑to‑medium term, clinical trial results and research and development portfolio management options. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, further impairment analysis is performed. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the assets (assets to be held and used) or fair value less cost to sell (assets to be disposed of).

Indefinite‑lived intangibles, which include goodwill and the Primatene® trademark acquired in June 2008, are tested for impairment annually or more frequently if indicators of impairment are present. An impairment loss is recorded if the asset’s fair value is less than its carrying value. We also periodically review the Primatene® trademark to determine if events and circumstances continue to support an indefinite useful life. If the life is no longer indefinite, the asset is tested for impairment. The carrying value, after recognition of any impairment loss, is amortized over its remaining useful life.

Since December 31, 2011 we are no longer allowed to distribute the CFC formulation of our Primatene® Mist product related to this intangible asset. However, we have developed a hydrofluoroalkane, or HFA, version of this product, which we plan to market under the same trade name. In 2013, we filed a new drug application, or NDA, for Primatene® HFA.  In May 2014, we received a complete response letter, or CRL, from the FDA, which requires additional non-clinical information, label revisions and follow-up studies (label comprehension, behavioral/human factors and actual use) to assess consumers’ ability to use the device correctly to support approval of the product in the over-the-counter setting. We met with the FDA in October 2014 to discuss preliminary data results and to clarify the FDA requirements for further studies. We received further advice regarding our ongoing studies from the FDA in January 2016 and we are currently in the process of generating the remaining data required by the CRL and plan to submit an NDA amendment that we believe will address the FDA’s concerns. However, there can be no guarantee that any amendment to our NDA will result in timely approval of the product or approval at all.

All of our impairments relate primarily to the write‑off of certain manufacturing equipment related to abandoned projects. Since we periodically assess our product candidates and make changes to product development plans, we incur impairment charges from time to time. These charges can fluctuate significantly from period to period.

Deferred Income Taxes

We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized. We have adopted the with‑and‑without methodology for determining when excess tax benefits from the exercise of share‑based awards are realized. Under the with‑and‑without methodology, current year operating loss deductions and prior year operating loss carryforwards are deemed to be utilized prior to the utilization of current year excess tax benefits from share‑based awards.

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

Share‑Based Compensation

Options issued under our 2015 Equity Incentive Award Plan, or the 2015 Plan, are granted at prices equal to or greater than the fair value of the underlying shares on the date of grant and vest based on continuous service. The options have a contractual term of five to ten years and generally vest over a three‑ to five‑year period. The fair value of each option is amortized into compensation expense on a straight‑line basis between the grant date for the option and the vesting date. The awards of restricted common stock such as restricted stock units, or RSUs, are valued at fair value on the date of grant. We use the Black‑Scholes option pricing model to determine the fair value of share‑based awards. The Black‑Scholes option pricing model has various inputs such as the estimated common share price, the risk‑free interest rate, volatility, expected life and dividend yield, all of which are estimates. We used the risk free rate on U.S. Treasury securities at the time of grant for instruments with maturities commensurate with the expected term of the stock option. Our volatility estimate was based on a set of peer companies, since our shares do not have sufficient trading history. Our dividend yield was assumed to be 0%, because we have no plans to pay dividends. We also record share‑based compensation expense net of expected forfeitures. The change of any of these inputs could significantly impact the determination of the fair value of our options and thus could significantly impact our results of operations. There are no significant awards with performance conditions and no awards with market conditions.

Common Stock Valuation

For all equity grants prior to our initial public offering, we were required to estimate the fair value of the common stock underlying our share‑based awards when performing the fair value calculations with the Black‑Scholes option‑pricing model. The fair values of the common stock underlying our share‑based awards were determined by our board of directors, with input from management and contemporaneous third‑party valuations. We believe that our board of directors had the relevant experience and expertise to determine the fair value of our common stock. As described below, the exercise price of our share‑based awards was determined by our board of directors based on a number of factors, including the most recent third‑party valuation report as of the grant date.

Given the absence of a public trading market of our common stock prior to our initial public offering, and in accordance with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately‑Held‑Company

Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock.

The dates of our valuation reports, which were prepared on a quarterly basis, were not always contemporaneous with the grant dates of our share‑based awards. Therefore, in those cases where the report was not contemporaneous with the grant date of the stock based awards, we considered the amount of time between the valuation report date and the grant date to determine whether to use the latest common stock valuation report for the purposes of determining the fair value of our common stock for financial reporting purposes. If share‑based awards were granted in a short period of time preceding the date of a valuation report, we assessed the fair value of such share‑based awards used for financial reporting purposes after considering the fair value reflected in the subsequent valuation report and other facts and circumstances on the date of grant as discussed below. There were significant judgments and estimates inherent in these valuations, which included assumptions regarding our future operating performance, the time to completing an initial public offering or other liquidity event and the determinations of the appropriate valuation methods to be applied.

In valuing our common stock, our board of directors determined the equity value of our business using generally accepted valuation methodologies including discounted cash flow analysis and comparable public company analysis.

Once calculated, the board determined the midpoint of the results of the discounted cash flow and the market comparable approach and then weighted the two methodologies to determine an estimated enterprise value.

Once an enterprise value was determined, we utilized the option pricing method, or OPM, to allocate the equity value to our common stock. The OPM values each equity class by creating a series of call options on our equity value, with exercise prices based on the strike prices of derivatives. This method is generally preferred when future outcomes are difficult to predict and dissolution or liquidation is not imminent. The inability to readily sell shares of a company increases the owner’s exposure to changing market conditions and increases the risk of ownership. Because of the lack of marketability and the resulting increased risk associated with ownership of a privately‑held stock, an investor typically demands a higher return or yield in comparison to a similar but publicly‑traded stock. An indication of the discount for lack of marketability can be developed using a put option model. A put option model values what the illiquid security holder lacks, the ability to sell his or her shares. Theoretically, a holder of an illiquid security and a put option, and a holder of an identical, but liquid security, are in the same financial position. The put option model has the benefit of being company‑specific (through the use of a company‑specific volatility rate), verifiable and has relatively few inputs (risk free rate, term and volatility).

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB issued an accounting standards update that creates a single source of revenue guidance for companies in all industries. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. This guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach and will be effective for fiscal years beginning after December 15, 2017, which will be our fiscal 2018. We have not yet evaluated the potential impact of adopting the guidance on our consolidated financial statements.

In June 2014, the FASB issued an accounting standards update that requires a performance target that affects vesting of a share-based payment award and that could be achieved after the requisite service period to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized over the required service period, if it is probable that the performance target will be achieved. This guidance will be effective for fiscal years beginning after December 15, 2015, which will be our fiscal 2016, with early adoption permitted. We do not expect the adoption of the guidance will have a material impact on our consolidated financial statements.

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

In July 2015, the FASB issued an accounting standards update which requires entities to measure most inventories at the lower of cost and net realizable value, or NRV, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is measured at the lower of cost and net realizable value, which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. The standard will be effective for us during the first quarter of our fiscal 2017.  Early application is permitted. The new guidance must be applied prospectively.  We do not believe the adoption of this accounting guidance will have a material impact on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued an accounting standards update the balance sheet classification of deferred taxes.  Under existing standards, deferred taxes for each tax-paying jurisdiction are presented as a net current asset or liability and net long-term asset or liability. To simplify presentation, the new guidance will require that all deferred tax assets and liabilities, along with related valuation allowances, be classified as long-term on the balance sheet. As a result, each tax-paying jurisdiction will now only have one net long-term deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. The new guidance may be applied prospectively or retrospectively. We have elected to adopt the guidance early and apply the guidance prospectively, therefore, prior periods were not retrospectively adjusted. The reclassification of our deferred tax assets and liabilities does not have any impact to our net income or cash flow, thus the adoption of the guidance does not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued accounting standards update that is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This guidance will become effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements and related disclosures.

Non-GAAP Financial Measures

We report our financial results in accordance with accounting principles generally accepted in the United States, or GAAP.

Agreements with Corporate Partners

Distribution Agreement with Allergan plc.

In May 2005, we entered into an agreement to grant certain exclusive marketing rights for our enoxaparin product to Andrx Pharmaceuticals, Inc., or Andrx, which generally extends to the U.S. retail pharmacy market. To obtain such rights, Andrx made a non‑refundable, upfront payment of $4.5 million to us upon execution of the agreement which was classified as deferred revenues. Under the agreement, we are paid a fixed cost per unit sold to Andrx and also receive a percentage between 50% and 55% of the gross profits from Andrx’s sales of the product in the U.S. retail pharmacy market. In November 2006, Watson Pharmaceuticals, Inc., or Watson, acquired Andrx and all of the rights and obligations associated with the agreement. In January 2013, Watson adopted Actavis as its new global name. In March 2015, Actavis acquired Allergan plc and adopted Allergan plc as its new global name in June 2015. The agreement has a term that expires in January 2019 and can be extended by Allergan for an additional three years. The agreement may only be terminated prior to the end of the term by either party in the case of a breach of contract or insolvency of the other party, by us if Allergan fails to purchase a minimum number of units and by Allergan if an infringement claim is made against Allergan.

We manufacture our enoxaparin product for the retail market according to demand specifications of Allergan. Upon shipment of enoxaparin to Allergan, we recognize product sales at an agreed transfer price and record the related cost of products sold. Based on the terms of our distribution agreement with Allergan, we are entitled to a share of the ultimate profits based on the eventual net revenue from enoxaparin sales by Allergan to the end user less the agreed transfer price originally paid to us by Allergan. Allergan provides us with a quarterly sales report that calculates our share of Allergan enoxaparin gross profit. We record our share of Allergan gross profit as a component of net revenue.

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

MannKind paid a non-refundable reservation fee to us in the amount of €11.0 million, or approximately $14.0 million upon entry into the agreement. Under the agreement, the non-refundable reservation fee was considered as partial payment for the purchase commitment quantity for 2015. We classified the amount as deferred revenue.

Unless earlier terminated, the term of the supply agreement expires on December 31, 2019, and can be renewed for additional, successive two-year terms upon 12 months’ written notice given prior to the end of the initial term or any additional two-year term. MannKind and we each have customary termination rights, including termination for material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy, or insolvency of the other party. In addition, MannKind may terminate the supply agreement upon two years’ prior written notice to us without cause or upon 30 days prior written notice to us if a controlling regulatory authority withdraws approval for Afrezza®; provided, however, in the event of a termination pursuant to either of these scenarios, the provisions of the supply agreement require MannKind to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination.

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

By mutual agreement, MannKind did not purchase the full contractually obligated amount in 2015. The 2015 sales of RHI to MannKind were $20.8 million. We are currently in discussions with MannKind regarding the timing of future purchases. In October 2015, MannKind informed us they were not going to exercise the option to purchase additional quantities of RHI for 2016 under the option agreement. Accordingly, MannKind paid us a capacity cancellation fee in 2015 for 2016. We recognized this payment as revenue in 2015.

Collaboration agreement with a medical device manufacturer

We have entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by us for one of our pipeline products. As of December 31, 2015, we have paid an upfront payment of $0.5 million and $0.4 million in milestone payments under this agreement, which was classified as research and development expense. We are obligated to pay up to an additional $1.7 million if certain milestones are met. If the medical device manufacturer is successful in the development of this drug delivery system and our pipeline products receive appropriate regulatory approval, we intend to enter into a commercial supply agreement with such medical device manufacturer for a minimum purchase of 1.0 million units during the first 12 months.

Contractual Obligations

Set forth below are our contractual payment obligations (including interest obligations but excluding intercompany obligations) as of December 31, 2015:

					More
		Less than			than
Contractual Obligations(1)	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Long-term debt(2)	$45,169	$12,233	$10,888	$14,649	$7,399
Operating leases	10,197	3,028	4,932	2,237	—
Capital leases	869	333	490	46	—
Facility construction in Nanjing, China(3)	15,000	—	15,000	—	—
Purchase obligations(4)	11,016	10,632	384	—	—
	$82,251	$26,226	$31,694	$16,932	$7,399

(1)	The table above excludes (i) our liability for uncertain tax position of $5.6 million because the timing of any related payments cannot be reasonably estimated.
(2)	Long‑term debt includes accrued and unpaid interest. As of December 31, 2015, the weighted average interest rate on our long‑term debt was 4.1%.
(3)	Obligation to develop a facility in Nanjing, China. Please see “— Investment in China” below for further discussion.
(4)

The purchase obligations principally relate to inventory and pharmaceutical manufacturing and laboratory equipment. We anticipate meeting these purchase obligations through a combination of cash on hand, future cash flows from operations and debt and lease facilities. We have made deposits related to equipment purchases on these obligations totaling $20.7 million as of December 31, 2015. Additionally, $1.7 million relates to our obligation pursuant to a collaboration agreement with a medical device manufacturer if certain milestones are met.

Investment in China

We entered into agreements with a Chinese governmental entity to acquire land‑use rights to real property in Nanjing, China. Under the terms of these agreements, we are committed to invest capital in our wholly‑owned subsidiary, Amphastar Nanjing Pharmaceuticals Co., Ltd., or ANP, and to develop these properties as an API manufacturing facility for our pipeline. In conjunction with these agreements, ANP modified its business license on July 3, 2012, to increase its authorized capital. As of December 31, 2015, we have invested approximately $49.0 million in ANP of its registered capital commitment of $61.0 million. We are committed to invest an additional $12.0 million in ANP by December 2017. This investment in ANP will result in cash being transferred from the U.S. parent company to ANP.

Per these agreements, in January 2010 we acquired certain land‑use rights with a carrying value of $1.2 million. In addition, we purchased additional land‑use rights in November 2012 for $1.3 million. We are committed to spend approximately $15.0 million in land development. The agreements require the construction of fixed assets on the property and specified a timetable for the construction of these fixed assets. The current pace of development of the property is behind the schedule described in the purchase agreement and, per the purchase agreement, potential monetary penalties could result if the development is delayed or not completed in accordance with the guidelines stated in the purchase agreements.

Off‑Balance Sheet Arrangements

We do not have any relationships or financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non‑exchange traded contracts.

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

From January 19 through January 22, 2015, our facility in Éragny-Sur-Epte, France was subject to an inspection by the French National Agency for Medicines and Health Products Safety (Agence nationale de sécurité du médicament et des produits de santé), or ANSM. The inspection included a review of current EU Good Manufacturing Practices, or EU-GMP for Medicinal Products for Human and Veterinary Use (EU-GMP Part II for Active Substances) and Manufacture of Biological Active Substances and Medicinal Products for Human Use (EU-GMP Annex 2). The inspections resulted in various observations issued formally to the facility. We responded to those observations on March 13, 2015, with a minor follow up response on April 3, 2015. We received acknowledgment from ANSM that our responses to the observations were satisfactorily addressed and was issued a certificate of EU-GMP compliance from the Agency dated April 9, 2015 that is valid until January 2018.

From July 22, 2015 through August 10, 2015, our IMS facility in South El Monte, CA was subject to an inspection by the FDA. The inspection included a review of our compliance with cGMP regulations and preapproval inspections for abbreviated new drug applications currently being reviewed by the FDA. The inspections resulted in multiple observations on Form 483. We responded to those observations on August 31, 2015. We believe that our responses to the Form 483 will satisfy the FDA and that no significant further actions will be necessary.

From February 29, 2016 through March 4, 2016, our facility in Éragny-sur-Epte, France was subject to an inspection by the FDA. The inspection included a review of Quality Systems, Production Controls, Laboratory Controls, Material Management, and Facilities and Equipment Maintenance. The inspection resulted in multiple observations on Form 483. We plan to respond to those observations by March 25, 2016.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

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

Investment Risk

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary. As of December 31, 2015, we did not have any such investments.

As of December 31, 2015, we had $6.0 million deposited in three banks located in China and $1.6 million deposited in one bank located in France. We also maintained $42.5 million in Money Market, Money Market Insured Deposit Account Service, or MMIDAS, and Insured Cash Sweep, or ICS, accounts as of December 31, 2015.  The remaining amounts of our cash equivalent as of December 31, 2015 are in non-interest bearing accounts.

As of December 31, 2014, we had $7.4 million deposited in three banks located in China and $8.0 million deposited in one bank located in France. We also maintained $43.0 million in Money Market, MMIDAS, and ICS, accounts as of December 31, 2014. The remaining amounts of our cash equivalent as of December 31, 2014 are in non-interest bearing accounts.

The MMIDAS accounts and ICS accounts allow us to distribute our funds among a network of depository institutions that are re‑allocated such that each deposit account is below the $250.0 thousand Federal Deposit Insurance Corporation, or FDIC, limit, thus providing greater FDIC insurance coverage for our overall cash balances. We have not experienced any losses in such accounts, nor do we believe we are exposed to any significant credit risk on our bank account balances.

Interest Rate Risk

Our primary exposure to market risk is interest‑rate‑sensitive investments and credit facilities, which are affected by changes in the general level of U.S. interest rates. Due to the nature of our short-term investments, such as our certificates of deposit, we believe that we are not subject to any material interest rate risk with respect to our short-term investments.

As of December 31, 2015, we had $41.1 million in long-term debt and capital leases outstanding. Of this amount, $26.6 million had variable interest rates with a weighted-average interest rate of 4.0% at December 31, 2015. An increase in the index underlying these rates of 1% (100 basis points) would increase our annual interest expense on the variable-rate debt by approximately $0.3 million per year. As of December 31, 2014, we had $43.7 million in long-term debt and capital leases outstanding. Of this amount, $30.0 million had variable interest rates with a weighted-average interest rate of 4.0% at December 31, 2014. An increase in the index underlying these rates of 1% (100 basis points) would increase our annual interest expense on the variable-rate debt by approximately $0.3 million per year.

Foreign Currency Rate Risk

Our products are primarily sold in U.S. domestic market, and for the years ended December 31, 2015, 2014,  and 2013,  foreign sales were minimal. Therefore, we have little exposure to foreign currency price fluctuations. However, as a result of our acquisition of the API manufacturing business in Éragny-sur-Epte, France,  we are exposed to market risk related to changes in foreign currency exchange rates. Specifically, our insulin sales contracts are primarily denominated in Euros, which are subject to fluctuations relative to the U.S. dollar, or USD.  We do not currently hedge our foreign currency exchange rate risk. At this time, an immediate 10% change in currency exchange rates would not have a material effect on our financial position, results of operations or cash flows.

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

As of December 31, 2015 and 2014,  our foreign subsidiaries had receivables denominated in foreign currencies in the amount of $2.9 million and  $8.5 million, respectively.

Item 8.Financial Statements and Supplementary Data.

Index to Amphastar Pharmaceuticals, Inc. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Amphastar Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Amphastar Pharmaceuticals, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amphastar Pharmaceuticals, Inc. at December 31, 2015 and 2014 and the consolidated results of its operations, and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 15, 2016

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$66,074	$67,828
Restricted cash and restricted short-term investments	1,285	1,495
Accounts receivable, net	33,233	22,852
Inventories, net	70,665	82,332
Income tax refund and deposits	238	273
Prepaid expenses and other assets	4,439	3,683
Deferred tax assets	—	19,533
Total current assets	175,934	197,996
Property, plant, and equipment, net	142,161	138,289
Goodwill and intangible assets, net	39,901	42,565
Other assets	4,696	3,588
Deferred tax assets	27,444	6,932

Total assets	$390,136	$389,370

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$13,872	$10,161
Accrued liabilities	16,732	13,144
Income taxes payable	3,076	3,123
Accrued payroll and related benefits	12,840	11,449
Current portion of product return accrual	1,858	1,918
Current portion of deferred revenue	643	14,013
Current portion of long-term debt and capital leases	10,934	7,594
Current portion of deferred tax liabilities	—	1,193
Total current liabilities	59,955	62,595

Long-term product return accrual	763	490
Long-term reserve for income tax liabilities	497	499
Long-term deferred revenue	1,339	1,982
Long-term debt and capital leases, net of current portion	30,165	36,106
Long-term deferred tax liabilities	—	5,838
Other long-term liabilities	1,907	—
Total liabilities	94,626	107,510
Commitments and Contingencies:
Stockholders’ equity:
Preferred stock: par value $.0001; authorized shares—20,000,000; no shares issued and outstanding	—	—
Common stock: par value $.0001; authorized shares—300,000,000; issued and outstanding shares—45,960,206 and 45,198,491 at December 31, 2015 and 44,676,167 and 44,646,767 at December 31, 2014, respectively	5	4
Additional paid-in capital	247,829	220,745
Retained earnings	60,323	63,110
Accumulated other comprehensive loss	(2,475)	(1,654)
Treasury stock	(10,172)	(345)
Total stockholders’ equity	295,510	281,860

Total liabilities and stockholders’ equity	$390,136	$389,370

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net revenues	$251,519	$210,461	$229,681
Cost of revenues	174,172	159,205	142,725
Gross profit	77,347	51,256	86,956

Operating expenses:
Selling, distribution, and marketing	5,470	5,564	5,349
General and administrative	41,504	34,809	30,972
Research and development	37,065	28,427	33,019
Impairment of long-lived assets	206	439	126
Total operating expenses	84,245	69,239	69,466

Income (loss) from operations	(6,898)	(17,983)	17,490

Non-operating income (expense):
Interest income	315	243	187
Interest expense	(987)	(609)	(958)
Other income (expense), net	(2,794)	201	508
Total non-operating income (expense), net	(3,466)	(165)	(263)

Income (loss) before income taxes	(10,364)	(18,148)	17,227
Income tax expense (benefit)	(7,577)	(7,449)	5,365

Net income (loss)	$(2,787)	$(10,699)	$11,862

Net income (loss) per share:
Basic	$(0.06)	$(0.25)	$0.31

Diluted	$(0.06)	$(0.25)	$0.31

Weighted-average shares used to compute net income (loss) per share:
Basic	44,961	41,957	38,712

Diluted	44,961	41,957	38,883

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(2,787)	$(10,699)	$11,862

Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	(805)	(1,810)	—
Change in actuarial valuation	(16)	156	—
Total accumulated other comprehensive income (loss)	(821)	(1,654)	—

Total comprehensive income (loss)	$(3,608)	$(12,353)	$11,862

See accompanying notes to consolidated financial statements.

Amphastar Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Shares	Amount	Total
Balance as of December 31, 2012	38,681,660	$4	$171,488	$61,947	$—	—	$—	$233,439
Net income	—	—	—	11,862	—	—	—	11,862
Reduction of excess tax benefit of share-based awards	—	—	(647)	—	—	—	—	(647)
Exercise of stock options	4,200	—	55	—	—	—	—	55
Issuance of common stock to employees in connection with the release of vested restricted stock units, net of common stock withheld to settle equity awards	14,023	—	(199)	—	—	—	—	(199)
Issuance of common stock to nonemployees in connection with the release of vested restricted stock units	66,057	—	—	—	—	—	—	—
Nonemployee share-based compensation expense ($499 related to stock option awards and $447 related to RSU awards)	—	—	946	—	—	—	—	946
Employee share-based compensation expense ($5,926 related to stock option awards and $163 related to RSU awards)	—	—	6,089	—	—	—	—	6,089
Balance as of December 31, 2013	38,765,940	4	177,732	73,809	—	—	—	251,545
Net loss	—	—	—	(10,699)	—	—	—	(10,699)
Accumulated other comprehensive loss	—	—	—	—	(1,654)	—	—	(1,654)
Reduction of excess tax benefit of share-based awards	—	—	(1,109)	—	—	—	—	(1,109)
Common stock issued through initial public offering	5,840,000	—	38,018	—	—	—	—	38,018
Cost related to public offering	—	—	(3,358)	—	—	—	—	(3,358)
Treasury stock acquired	—	—	—	—	—	(29,400)	(345)	(345)
Exercise of stock options	30,000	—	571	—	—	—	—	571
Issuance of common stock to employees in connection with the release of vested restricted stock units, net of common stock withheld to settle equity awards	14,306	—	(389)	—	—	—	—	(389)
Issuance of common stock to nonemployees in connection with the release of vested restricted stock units	25,921	—	—	—	—	—	—	—
Nonemployee share-based compensation expense ($576 related to stock option awards and $370 related to RSU awards)	—	—	946	—	—	—	—	946
Employee share-based compensation expense ($6,728 related to stock option awards and $1,606 related to RSU awards)	—	—	8,334	—	—	—	—	8,334
Balance as of December 31, 2014	44,676,167	4	220,745	63,110	(1,654)	(29,400)	(345)	281,860
Net loss	—	—	—	(2,787)	—	—	—	(2,787)
Accumulated other comprehensive loss	—	—	—	—	(821)	—	—	(821)
Reduction of excess tax benefit of share-based awards	—	—	107	—	—	—	—	107
Treasury stock acquired	—	—	—	—	—	(735,679)	(9,865)	(9,865)
Issuance of common stock from treasury	—	—	(38)	—	—	3,364	38	—

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Shares	Amount	Total
Exercise of stock options	1,067,466	1	13,501	—	—	—	—	13,502
Issuance of common stock to employees in connection with the release of vested restricted stock units, net of common stock withheld to settle equity awards	91,517	—	(621)	—	—	—	—	(621)
Issuance of common stock to nonemployees in connection with the release of vested restricted stock units	676	—	—	—	—	—	—	—
Issuance of common stock to employees under ESPP	124,380	—	1,320	—	—	—	—	1,320
Nonemployee share-based compensation expense ($579 related to stock option awards and $552 related to RSU awards)	—	—	1,131	—	—	—	—	1,131
Employee share-based compensation expense ($7,908 related to stock option awards, $3,364 related to RSU awards, and $412 related to ESPP)	—	—	11,684	—	—	—	—	11,684
Balance as of December 31, 2015	45,960,206	$5	$247,829	$60,323	$(2,475)	(761,715)	$(10,172)	$295,510

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$(2,787)	$(10,699)	$11,862
Reconciliation to net cash provided by operating activities:
Impairment of long-lived assets	206	439	126
Loss on disposal of property, plant, and equipment	104	46	91
Depreciation of property, plant, and equipment	11,314	12,528	11,171
Amortization of product rights, trademarks, and patents	1,938	1,920	1,907
Imputed interest accretion	110	163	—
Employee share-based compensation expense	11,684	8,334	6,089
Non-employee share-based compensation expense	1,131	946	946
Reserve for income tax liabilities	(1)	499	(167)
Changes in deferred taxes	(7,880)	(8,743)	2,248
Changes in operating assets and liabilities:
Accounts receivable, net	(11,012)	1,210	11,824
Inventories, net	9,775	6,565	(18,538)
Income tax refund and deposits	21	1,873	(576)
Prepaid expenses and other assets	(699)	(88)	29
Income taxes payable	(92)	559	(173)
Accounts payable and accrued liabilities	(3,131)	5,500	4,203
Net cash provided by operating activities	10,681	21,052	31,042

Cash Flows From Investing Activities:
Acquisition of business	—	(18,352)	—
Purchases of property, plant, and equipment	(14,418)	(18,671)	(17,642)
Capitalized labor, overhead, and interest on self-constructed assets	(1,629)	(1,828)	(660)
Proceeds from the sale of property, plant and equipment	51	—	—
Sales of short-term investments, net	—	—	513
Decrease (increase) in restricted cash	210	(170)	50
Deposits and other assets, net	(1,139)	(752)	(559)
Net cash used in investing activities	(16,925)	(39,773)	(18,298)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	1,320	38,018	—
Repurchase of common stock	(621)	(389)	(199)
Excess tax benefit (reduction) related to share-based compensation	107	(1,109)	(647)
Net proceeds from equity plans	13,502	571	55
Cost related to public offering	—	(1,920)	—
Deferred offering cost	—	—	(1,427)
Purchase of treasury stock	(9,865)	(345)	—
Proceeds from borrowing under lines of credit	—	25,000	66,000
Repayments under lines of credit	—	(40,000)	(71,000)
Proceeds from issuance of long-term debt	6,785	26,505	—
Principal payments on long-term debt	(8,991)	(8,216)	(2,152)
Principal payments on short-term debt	—	(5,998)	—
Net cash provided by (used in) financing activities	2,237	32,117	(9,370)

Effect of exchange rate changes on cash	2,253	845	—

Net increase (decrease) in cash and cash equivalents	(1,754)	14,241	3,374

	Year Ended December 31,
	2015	2014	2013
Cash and cash equivalents at beginning of period	67,828	53,587	50,213

Cash and cash equivalents at end of period	$66,074	$67,828	$53,587

Noncash Investing and Financing Activities:
Equipment acquired under capital leases	$150	$78	$1,323

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,941	$2,607	$1,100
Income taxes paid	$146	$436	$4,158

See accompanying notes to consolidated financial statements

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General

Amphastar Pharmaceuticals, Inc., a California corporation, was incorporated on February 29, 1996 and merged with and into Amphastar Pharmaceuticals, Inc., a Delaware corporation, in July 2004 (together with its subsidiaries, hereinafter referred to as “the Company”). The Company is a specialty pharmaceutical company that primarily develops, manufactures, markets, and sells generic and proprietary injectable, inhalation, and intranasal products, including products with high technical barriers to market entry. Additionally, in 2014, the Company commenced sales of insulin active pharmaceutical ingredient, or API products. Most of the Company’s products are used in hospital or urgent care clinical settings and are primarily contracted and distributed through group purchasing organizations and drug wholesalers. The Company’s insulin API products are sold to other pharmaceutical companies for use in their own products and are being used by the Company in the development of injectable finished pharmaceutical products.  The Company’s inhalation products will be primarily distributed through drug retailers once they are brought to market.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income (Loss)

For the years ended December 31, 2015 and 2014, the Company included its foreign currency translation as part of its comprehensive income (loss).  For the year ended December 31, 2013, net income equaled total comprehensive income.

Shipping and Handling Costs

For the years ended December 31, 2015, 2014, and 2013, the Company included shipping and handling costs of approximately $2.6 million, $2.5 million, and $2.4 million, respectively, in selling, distribution and marketing expenses in the accompanying consolidated statements of operations.

Research and Development Costs

Research and development costs are charged to expense as incurred and consist of costs incurred to further the Company’s research and development activities including salaries and related employee benefits, costs associated with clinical trials, nonclinical research and development activities, regulatory activities, research‑related overhead expenses and fees paid to external service providers.

The Company may produce inventories prior to or with the expectation of receiving marketing authorization in the near term, based on operational decisions about the most effective use of existing resources. This inventory is referred to as pre‑launch inventory. The Company’s policy is to expense pre‑launch inventory as research and development costs, as incurred, until the drug candidate receives marketing authorization. As a result of the policy, while marketing authorization may have been received by the end of a reporting period, any inventories produced prior to such authorization are expensed. If marketing authorization is received and previously expensed pre‑launch inventory is sold, such sales may contribute up to a 100% margin to the Company’s operating results. Pre‑launch inventory costs include cost of work in process materials and finished drug products.

Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, and short-term borrowings approximate fair value due to the short maturity of these items. A majority of the Company’s long-term obligations consist of variable rate debt and their carrying value approximates fair value as the stated borrowing rates are comparable to rates currently offered to the Company for instruments with similar maturities. However, the Company has one fixed-rate, long-term mortgage for which the carrying value differs from the fair value and is not remeasured on a recurring basis (see Note 13).

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds, certificates of deposit and highly liquid investments purchased with original maturities of three months or less.

Restricted Cash and Restricted Short‑Term Investments

Restricted cash and restricted short‑term investments as of December 31, 2015 and 2014 included $1.3 million and $1.5 million, respectively, in certificates of deposit, which is the collateral required for the Company to qualify for workers’ compensation self‑insurance and is available to meet the Company’s workers’ compensation obligations on a current basis, as needed. These funds are classified as current assets. The Company’s short‑term investments are classified as held‑ to‑maturity and consist of certificates of deposit purchased with maturities greater than three months but mature within one year of the date of purchase. The estimated fair value of each investment approximates its amortized cost.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories

Inventories are stated at the lower of cost or market, using the first‑in, first‑out method. Provisions are made for slow‑moving, unsellable, or obsolete items. Inventories consist of currently marketed products and products manufactured under contract.

Property, Plant and Equipment

Property, plant and equipment are stated at cost or, in the case of assets acquired in a business combination, at fair value on the purchase date. Depreciation and amortization expense is computed using the straight‑line method over the estimated useful lives of the related assets as follows:

Buildings	20 - 31 years
Machinery and equipment	2 - 12 years
Furniture and fixtures	3 - 7 years
Automobiles	4 - 5 years
Leasehold improvements	Lesser of remaining lease term or useful life

Goodwill and Intangible Assets

Intangible assets with finite lives are amortized over the period the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Product rights are amortized over their estimated useful lives ranging from five to 15 years on a straight‑line basis since their projected revenues are expected to be consistent each year. Patents and trademarks are amortized on a straight‑line basis over their estimated useful lives, generally ranging from 10 to 20 years. Land‑use rights are amortized on a straight‑line basis over their useful lives, generally ranging from 37 to 50 years. In accordance with the Company’s accounting policy, the Company tests all intangible assets on an annual basis and between annual tests whenever there is an indication of impairment.

Impairment of Long‑Lived Assets

The Company reviews long‑lived assets and definite‑lived intangibles for impairment in the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, further impairment analysis is performed. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets (assets to be held and used) or fair value less cost to sell (assets to be disposed of). The Company also reviews the useful lives of its assets periodically to determine whether events and circumstances warrant a revision to the remaining useful life. Changes in the useful life are adjusted prospectively by revising the remaining period over which the asset is amortized.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Self-Insured Claims

The Company is primarily self-insured, up to certain limits, for workers’ compensation claims. The Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $350,000 annually or aggregate claims exceeding $1.9 million annually. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in accrued liabilities in the accompanying consolidated balance sheets. Total expense under the program was approximately $1.2 million, $1.0 million, and $0.8 million, for the years ended December 31, 2015, 2014 and 2013, respectively. The self-insured claims liability was $2.7 million and $2.2 million at December 31, 2015 and 2014, respectively. The determination of such claims and expenses and the appropriateness of the related liability is reviewed periodically and updated, as necessary. Changes in estimates are recorded in the period identified.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standards update that creates a single source of revenue guidance for companies in all industries. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. This guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach and will be effective for fiscal years beginning after December 15, 2017, which will be the Company's fiscal 2018. The Company has not yet evaluated the potential impact of adopting the guidance on the Company's consolidated financial statements.

In June 2014, the FASB issued an accounting standards update that requires a performance target that affects vesting of a share-based payment award and that could be achieved after the requisite service period to be treated as a performance

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized over the required service period, if it is probable that the performance target will be achieved. This guidance will be effective for fiscal years beginning after December 15, 2015, which will be the Company's fiscal 2016, with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

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

In July 2015, the FASB issued an accounting standards update which requires entities to measure most inventories at the lower of cost and net realizable value, or NRV, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is measured at the lower of cost and net realizable value, which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. The standard will be effective for the Company for the first quarter of the Company’s fiscal 2017.  Early application is permitted. The new guidance must be applied prospectively. The Company does not believe the adoption of this accounting guidance will have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2015, the FASB issued an accounting standards update the balance sheet classification of deferred taxes.  Under existing standards, deferred taxes for each tax-paying jurisdiction are presented as a net current asset or liability and net long-term asset or liability. To simplify presentation, the new guidance will require that all deferred tax assets and liabilities, along with related valuation allowances, be classified as long-term on the balance sheet. As a result, each tax-paying jurisdiction will now only have one net long-term deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. The new guidance may be applied prospectively or retrospectively. The Company has elected to adopt the guidance early and apply the guidance prospectively, therefore, prior periods were not retrospectively adjusted. The reclassification of the Company’s deferred tax assets and liabilities does not have any impact to the Company’s net income or cash flow, thus the adoption of the guidance does not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued accounting standards update that is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This guidance will become effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

3.  Business Acquisition

Acquisition of Merck’s API Manufacturing Business

On April 30, 2014, the Company completed the acquisition of the Merck Sharpe & Dohme’s API manufacturing business in Éragny-sur-Epte, France, or the Merck API Transaction, which manufactures porcine insulin API and

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recombinant human insulin API. The purchase price of the transaction totaled €24.8 million, or $34.4 million on April 30, 2014, subject to certain customary post‑closing adjustments and currency exchange fluctuations. The terms of the purchase include multiple payments over four years as follows (see Note 13):

		U.S.
	Euros	Dollars
	(in thousands)
At Closing, April 2014	€13,252	$18,352
December 2014	4,899	5,989
December 2015	3,186	3,483
December 2016	3,186	3,475
December 2017	500	545
	€25,023	$31,844

In order to facilitate the acquisition, the Company established a subsidiary in France, AFP. The Company will continue the current site manufacturing activities, which consist of the manufacturing of porcine insulin API and recombinant human insulin API, or RHI API. As part of the transaction, the Company has entered into various additional agreements, including various supply agreements, as well as the assignment and/or licensing of patents under which Merck was operating at this facility. In addition, certain existing customer agreements have been assigned to AFP. Currently, the Company is in the process of transferring the manufacturing of starting material for RHI from Merck to AFP. This process will require capital expenditures at AFP and is expected to take two or more years to complete.

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

The following unaudited pro forma financial information for the years ended December 31, 2015 and 2014 gives effect to the transaction as if it had occurred on January 1, 2013. Such unaudited pro forma information is based on historical financial information prior to the transaction as well as actual results subsequent to the acquisition with respect to the transaction and does not reflect estimated operational and administrative cost savings, or synergies, for periods prior to the transaction, that management of the combined company estimates may be achieved as a result of the transaction.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma information primarily reflects the additional depreciation related to the fair value adjustment to property, plant and equipment acquired, valuation step up related to the fair value of inventory and additional interest expense associated with the financing obtained by the Company in connection with the acquisition.

	Year Ended
	December 31,
	2015	2014
	(in thousands,
	except per share data)
Net revenues	$251,519	$212,745
Net loss	(2,787)	(11,928)
Diluted net loss per share	$(0.06)	$(0.28)

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

4.  Revenue Recognition

Generally, revenue is recognized at the time of product delivery to the Company’s customers. In some cases, revenue is recognized at the time of shipment when stipulated by the terms of the sale agreements. The Company also records profit-sharing revenue stemming from a distribution agreement with Allergan plc, or Allergan (see Note 17). Profit-sharing revenue is recognized at the time Allergan sells the products to its customers. Revenues derived from contract manufacturing services are recognized when third-party products are shipped to customers, after the customer has accepted test samples of the products to be shipped.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The provision for chargebacks is reflected in net revenues and a reduction to accounts receivable.  The following table is an analysis of the chargeback provision:

	Year Ended December 31,
	2015	2014
	(in thousands)
Beginning balance	$11,872	$18,104
Provision related to sales made in the current period	162,238	156,235
Credits issued to third parties	(158,893)	(162,467)
Ending balance	$15,217	$11,872

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for product returns is reflected in net revenues. The following table is an analysis of product return liability:

	Year Ended December 31,
	2015	2014
	(in thousands)
Beginning balance	$2,408	$4,592
Provision for product returns	1,675	(714)
Credits issued to third parties	(1,462)	(1,470)
Ending balance	$2,621	$2,408

For the years ended December 31, 2015 and 2014,  the Company’s aggregate product return rate was 1.1% and 1.1% of qualified sales, respectively.

5.  Income (Loss) per Share

Basic income (loss) per share is calculated based upon the weighted-average number of shares outstanding during the period and contingently issuable shares such as fully vested deferred stock units, or DSUs, and in 2015, such equity was issued as restricted stock units, or RSUs (such RSUs and DSUs are collectively referred to herein as RSUs), in addition to shares expected to be issued under the Company’s employee stock purchase plan, or ESPP, as of the date all necessary conditions for issuance have been met. Diluted income per share gives effect to all potential dilutive shares outstanding during the period, such as stock options, nonvested RSUs and shares issuable under the Company’s ESPP.

As the Company reported a net loss for the years ended December 31, 2015 and 2014, the diluted net loss per share, as reported, is equal to the basic net loss per share since the effect of the assumed exercise of stock options, vesting of nonvested RSUs, and issuance of common shares under the Company’s ESPP are anti-dilutive. Total stock options, nonvested RSUs, and shares issuable under the Company’s ESPP excluded from the year ended December 31, 2015 net loss per share were 12,240,467; 866,540, and 61,766, respectively. Total stock options and nonvested RSUs excluded from the year ended December 31, 2014 net loss per share were 11,371,891 and 503,010, respectively.

For the year ended December 31, 2013, options to purchase 7,124,091 shares of stock with a weighted-average exercise price of $17.62 per share, respectively, were excluded in the computation of diluted net income per share because the effect from the assumed exercise of these options would be anti-dilutive.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the calculation of basic and diluted net income (loss) per share for each of the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Basic and dilutive numerator:
Net income (loss)	$(2,787)	$(10,699)	$11,862
Denominator:
Shares outstanding	44,961	41,957	38,705
Contingently issuable shares – vested RSUs	—	—	7
Weighted-average shares outstanding — basic	44,961	41,957	38,712

Net effect of dilutive securities:
Stock options	—	—	104
Contingently issuable shares – nonvested RSUs	—	—	67
Weighted-average shares outstanding — diluted	44,961	41,957	38,883
Net income (loss) per share — basic	$(0.06)	$(0.25)	$0.31
Net income (loss) per share — diluted	$(0.06)	$(0.25)	$0.31

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

The finished pharmaceutical products segment manufactures, markets and distributes enoxaparin, Cortrosyn®, Amphadase®, naloxone, lidocaine jelly, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes recombinant human insulin and porcine insulin for external customers and internal product development.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected financial information by reporting segment is presented below:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net revenues:
Finished pharmaceutical products	$224,941	$198,480	$229,681
API	26,578	11,981	—
Total net revenues	251,519	210,461	229,681

Gross Profit:
Finished pharmaceutical products	74,146	52,724	86,956
API	3,201	(1,468)	—
Total gross profit	77,347	51,256	86,956

Operating expenses	84,245	69,239	69,466

Income (loss) from operations	(6,898)	(17,983)	17,490
Non-operating income (expenses)	(3,466)	(165)	(263)

Income (loss) before income taxes	$(10,364)	$(18,148)	$17,227

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis.  The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

Net revenues and carrying values of long-lived assets of enterprises by geographic regions are as follows:

	Net Revenue			Long-Lived Assets
	Year Ended December 31,			December 31,
	2015	2014	2013	2015	2014
	(in thousands)
U.S.	$243,295	$198,480	$229,681	$100,404	$102,313
China	—	—	—	28,547	22,170
France	8,224	11,981	—	13,210	13,806
Total	$251,519	$210,461	$229,681	$142,161	$138,289

7.  Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc. or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. Allergan plc. has exclusive marketing rights of the Company’s enoxaparin product to the U.S. retail pharmacy market. MannKind Corporation began buying RHI API from the Company in December 2014. The Company considers these five customers to be its major customers, as each individually and these customers collectively, represented a significant percentage of the Company’s net revenue for the

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

years ended December 31, 2015, 2014, and 2013, and accounts receivable as of December 31, 2015 and 2014.  The following table provides accounts receivable and net revenues information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
	December 31,	December 31,	Year Ended December 31,
	2015	2014	2015	2014	2013
Allergan plc(1)	12%	18%	21%	30%	35%
AmerisourceBergen	12%	5%	17%	15%	15%
Cardinal Health	20%	15%	17%	14%	13%
MannKind Corporation	13%	21%	8%	2%	—
McKesson	21%	13%	22%	22%	26%

(1)	In June 2015, Actavis plc adopted Allergan plc as its new global name.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s financial assets and liabilities measured on a recurring basis, as of December 31, 2015 and 2014, are as follows:

		Quoted Prices in
		Active Markets	Significant Other	Significant Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents:
Money market accounts	$42,486	$42,486	$—	$—
Restricted short-term investments:
Certificates of deposit	1,285	1,285	—	—

Fair value measurement as of December 31, 2015	$43,771	$43,771	$—	$—
Cash equivalents:
Money market accounts	$42,994	$42,994	$—	$—
Restricted short-term investments:
Certificates of deposit	1,495	1,495	—	—

Fair value measurement as of December 31, 2014	$44,489	$44,489	$—	$—

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

The Company adopted the required fair value measurements and disclosures provisions related to nonfinancial assets and liabilities. These assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include long-lived assets, goodwill, and intangible assets for which the fair value of assets is determined as part of the related impairment test. As of December 31, 2015 and 2014, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Goodwill and Intangible Assets

Intangible assets include product rights, trademarks, patents, land-use rights, and goodwill. The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
Product rights	12	$27,134	$22,679	$4,455
Patents	10	293	107	186
Trademarks	11	15	15	—
Land-use rights	39	2,540	288	2,252
Other intangible assets	1	590	533	57
Subtotal	12	30,572	23,622	6,950
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill
Finished pharmaceutical products(1)	*	3,726	—	3,726
Subtotal	*	32,951	—	32,951
As of December 31, 2015	*	$63,523	$23,622	$39,901

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
Product rights	12	$27,134	$20,896	$6,238
Patents	10	293	78	215
Trademarks	11	19	15	4
Land-use rights	39	2,540	221	2,319
Other intangible assets	1	602	505	97
Subtotal	12	30,588	21,715	8,873
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill
Finished pharmaceutical products	*	280	—	280
API	*	4,187	—	4,187
Subtotal	*	33,692	—	33,692
As of December 31, 2014	*	$64,280	$21,715	$42,565

*Intangible assets with indefinite lives have an indeterminable average life.

(1) During the year ended December 31, 2015, we recorded a reclassification to correct an immaterial error in the allocation between segments. The correction of this error would not have resulted in an impairment of either segment’s goodwill in any prior period. Additionally, the correction did not have an effect on the Company’s consolidated financial statements or segment results of operations for any period.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

The changes in the carrying amounts of goodwill were as follows:

	December 31,
	2015	2014
	(in thousands)
Beginning balance	$4,467	$280
Goodwill related to acquisition of business	—	4,369
Currency translation and other adjustments	(741)	(182)
Ending balance	$3,726	$4,467

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene® Mist, an over-the-counter bronchodilator product, for a total consideration of $29.2 million, which is its carrying value as of December 31, 2015.

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

As a result of environmental concerns about Chlorofluorocarbons, or CFCs, the FDA issued a final ruling on January 16, 2009 that required the CFC formulation of its Primatene® Mist product to be phased out by December 31, 2011. The former formulation of Primatene® Mist contained CFCs as a propellant; however, the Company intends to use the trademark for a future version of Primatene® that utilizes hydrofluoroalkane, or HFA, as a propellant.

In 2013, the Company filed a new drug application, or NDA, for Primatene® HFA and received a Prescription Drug User Fee Act date set for May 2014. In May 2014, the Company received a complete response letter, or CRL, from the FDA, which requires additional non-clinical information, label revisions and follow-up studies (label comprehension, behavioral/human factors and actual use) to assess consumers’ ability to use the device correctly to support approval of the product in the over-the-counter setting. The Company met with the FDA in October 2014 to discuss preliminary data results and to clarify the FDA requirements for further studies. The Company received further advice regarding its ongoing studies from the FDA in January 2016 and is currently in the process of generating the remaining data required by the CRL and plans to submit an NDA amendment that it believes will address the FDA’s concerns. However, there can be no guarantee that any amendment to the Company’s NDA will result in timely approval of the product or approval at all.

Based on the Company’s filed version of Primatene® HFA, the Company’s plan to submit an NDA amendment to address the FDA’s concerns, the long history of the Primatene® trademark (marketed since 1963) and the Company’s perpetual rights to the trademark, the Company has determined that the trademark has an indefinite useful life. If the HFA version is approved by the FDA, it will be marketed under the same trade name; therefore, an impairment charge would not be required.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization

Included in cost of revenues for the years ended December 31, 2015, 2014 and 2013 is product rights amortization expense of $1.8 million each year, primarily related to Cortrosyn®.

As of December 31, 2015, the expected amortization expense for all amortizable intangible assets during the next five fiscal years ended December 31 and thereafter is as follows:

(in thousands)
2016	$1,894
2017	1,894
2018	1,003
2019	101
2020	95
Thereafter	1,963
Total amortizable intangible assets	6,950
Indefinite-lived intangibles	32,951
Total intangibles (net of accumulated amortization)	$39,901

10.  Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out method. Provisions are made for slow-moving, unsellable or obsolete items. Inventories consist of the following:

	December 31,
	2015	2014
	(in thousands)
Raw materials and supplies	$31,878	$41,996
Work in process	21,455	16,221
Finished goods	19,867	24,755
Total inventory	73,200	82,972
Less reserve for excess and obsolete inventories	(2,535)	(640)
Total inventory, net	$70,665	$82,332

11.  Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	December 31,
	2015	2014
	(in thousands)
Building	$82,309	$67,760
Leasehold improvements	23,392	23,960
Land	6,895	7,020
Machinery and equipment	108,442	104,819
Furniture, fixtures, and automobiles	13,439	12,213
Construction in progress	19,942	25,068
Total property, plant, and equipment	254,419	240,840
Less accumulated depreciation	(112,258)	(102,551)
Total property, plant, and equipment, net	$142,161	$138,289

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred depreciation expense of $11.3 million, $12.5 million, and $11.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Interest expense capitalized was approximately $1.1 million, $1.2 million, and $0.1 million, for the years ended December 31, 2015, 2014, and 2013, respectively.  The interest expense capitalized is primarily related to certain foreign construction projects during the year.

As of December 31, 2015 and 2014, the Company had $2.9 million and $3.4 million, respectively, in capitalized manufacturing equipment that is intended to be used specifically for the manufacture of Primatene® HFA. The Company will continue to monitor developments with the FDA as it relates to its Primatene® HFA indefinite lived intangible assets in determining if there is an impairment of these related fixed assets (see Note 9).

12.  Impairment of Long-Lived Assets

All of the Company’s impairments relate primarily to the write-off of certain manufacturing equipment related to abandoned projects. For the years ended December 31, 2015, 2014 and 2013, the Company recorded an impairment loss of $0.2 million, $0.4 million, and $0.1 million, respectively, in the Finished Pharmaceutical Product segment.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Debt

Debt consists of the following:

	December 31,
	2015	2014
	(in thousands)
Loans with East West Bank

Mortgage payable due January 2016	$3,725	$3,887
Mortgage payable due September 2016	2,211	2,289
Line of credit facility due March 2016	—	—
Equipment loan due April 2017	1,700	2,923
Equipment loan due January 2019	4,748	—

Loans with Cathay Bank

Mortgage payable due April 2021	4,460	4,549
Revolving line of credit due May 2016	—	—
Acquisition loan due April 2019	19,012	20,870

Loans with Seine-Normandie Water Agency

French government loan 1 due March 2018	46	—
French government loan 2 due June 2020	128	—
French government loan 3 due July 2021	325	—

Payment obligation to Merck	3,942	8,160

Equipment under Capital Leases	802	1,022
Total debt and capital leases	41,099	43,700
Less current portion of long-term debt and capital leases	10,934	7,594
Long-term debt and capital leases, net of current portion	$30,165	$36,106

Loans with East West Bank

Mortgage Payable—Due January 2016

In December 2010, the Company refinanced an existing mortgage term loan, which had a principal balance outstanding of $4.5 million at December 31, 2010. The loan was payable in monthly installments with a final balloon payment of $3.8 million. The loan was secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex, as well as one of its buildings at its Chino, California, complex. The loan had a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 5.00%, and matured in January 2016.

Subsequent to the Company’s year-end, the Company refinanced the existing mortgage term loan in January 2016, which had a principal balance outstanding of $3.7 million at December 31, 2015. The loan is payable in monthly installments with a final balloon payment of $3.3 million. The loan is secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex. The loan has a variable interest rate at the prime rate as published by The Wall Street Journal. Subsequently, the Company entered into a fixed interest rate swap contract on this loan to exchange

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the variable interest rate for a fixed interest payment over the life of the loan without the exchange of the underlying notional debt amount. The loan bears interest at a fixed rate of 4.39%, and matures in February 2021.

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

Line of Credit Facility—Due March 2016

In March 2012, the Company entered into a $10.0 million line of credit facility. Borrowings under the facility are secured by inventory and accounts receivable. Borrowings under the facility bear interest at the prime rate as published by The Wall Street Journal. This facility was to mature in July 2014. In April 2014, the Company extended the maturity date to March 2016. As of December 31, 2015, the Company did not have any amounts outstanding under this facility.

Equipment Loan—Due April 2017

In March 2012, the Company entered into an $8.0 million revolving credit facility. In March 2013, the Company, converted the outstanding principal balance of $4.9 million into an equipment loan. Borrowings under the facility are secured by equipment purchased with debt proceeds. Borrowings under the facility bear interest at the prime rate as published by The Wall Street Journal plus 0.25%, with a minimum interest rate of 3.50%. This facility matures in April 2017.

Equipment Loan—Due January 2019

In July 2013, the Company entered into an $8.0 million line of credit facility. Borrowings under the facility were secured by equipment. The facility bore interest at the prime rate as published in The Wall Street Journal plus 0.25% and was to mature in January 2019.

In January 2015, the Company drew down $6.2 million from the line of credit facility. Subsequently, the facility was then converted into an equipment loan with an outstanding principal balance of $6.2 million. Borrowings under the facility are secured by equipment purchased with the debt proceeds. The Company entered into a fixed interest rate swap contract on this facility to exchange the floating rate for a fixed interest payment over the life of the facility without the exchange of the underlying notional debt amount. The fair value of the derivative and unrealized loss was immaterial to the Company’s consolidated financial statements at December 31, 2015. The facility bears interest at a fixed rate of 4.48% and matures in January 2019. As of December 31, 2015, the loan had a book value of $4.7 million, which approximates fair value. The variable interest rate is deemed to be a Level 2 input for measuring fair value.

Loans with Cathay Bank

Mortgage Payable—Due April 2021

In March 2007, the Company entered into a mortgage term loan in the principal amount of $5.3 million, which matured in March 2014. In April 2014, the Company refinanced the mortgage term loan, which had a principal balance outstanding of $4.6 million. The loan is payable in monthly installments with a final balloon payment of $3.9 million.  The loan is secured by the building at the Company’s Canton, Massachusetts location and bears interest at a fixed rate of 5.42% and matures in April 2021. As of December 31, 2015, the loan had a fair value of  $4.7 million, compared to a book value of $4.5 million. The fair value of the loan was determined by using the interest rate associated with the Company’s mortgage loans with similar terms and collateral that has variable interest rates. The fair value of debt

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obligations is not measured on a recurring basis and the variable interest rate is deemed to be a Level 2 input for measuring fair value.

Revolving Line of Credit—Due May 2016

In April 2012, the Company entered into a $20.0 million revolving line of credit facility. Borrowings under the facility are secured by inventory, accounts receivable, and intangibles held by the Company. The facility bears interest at the prime rate as published by The Wall Street Journal with a minimum interest rate of 4.00%. This revolving line of credit was to mature in May 2014. In April 2014, the Company modified the facility to extend the maturity date to May 2016. As of December 31, 2015, the Company did not have any amounts outstanding under this facility.

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

As of December 31, 2015, the payment obligation had an aggregate book value of €0.5 million, or $0.5 million, which approximates fair value. The fair value of the payment obligation was determined by using the interest rate associated with the Company’s acquisition loan with Cathay Bank that bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%. The fair value of the debt obligation is not measured on a recurring basis and the variable interest rate is deemed to be a Level 2 input for measuring fair value.

Payment Obligation

Merck—Due December 2017

On April 30, 2014, in conjunction with the Merck API Transaction, the Company entered into a commitment obligation with Merck, in the principal amount of €11.6 million, or $16.0 million, subject to currency exchange fluctuations. The terms of the purchase price include annual payments over four years and bear a fixed interest rate of 3.00%. The final

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payment to Merck relating to this obligation is due December 2017. In December 2015 and 2014, the Company made a principal payment of €3.2 million, or $3.5 million and €4.9 million, or $6.0 million, respectively.

As of December 31, 2015, the payment obligation had a book value of €3.6 million, or $3.9 million, which approximates fair value. The fair value of the payment obligation was determined by using the interest rate associated with the Company’s acquisition loan with Cathay Bank that bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%. The fair value of the debt obligation is not re-measured on a recurring basis and the variable interest rate is deemed to be a Level 2 input for measuring fair value.

Covenants

At December 31, 2015, the Company was in compliance with its debt covenants, which include a minimum current ratio, minimum debt service coverage, minimum tangible net worth, and maximum debt-to-effective-tangible-net-worth ratio, computed on a consolidated basis in some instances and on a separate-company basis in others. At December 31, 2014, the Company was not in compliance with two of its financial covenants with Cathay Bank. The first one requiring a fixed charge coverage ratio of 1.2 to 1.0, or greater, and the second one required a minimum debt service coverage ratio of 1.5 to 1.0, or greater. On March 13, 2015, the Company obtained waivers of these covenants for the period ending December 31, 2014.

Equipment under Capital Leases

The Company entered into leases for certain equipment under capital leasing arrangements, which will expire at various times through 2020. The cost of equipment under capital leases was $1.5 million at December 31, 2015 and 2014, respectively.

The accumulated depreciation of equipment under capital leases was $0.7 million and $0.4 million at December 31, 2015 and 2014, respectively. Depreciation of assets recorded under capital leases is included in depreciation expense in the accompanying consolidated financial statements.

Long-Term Debt Maturities

As of December 31, 2015, the principal amounts of long-term debt maturities during each of the next five fiscal years ending December 31 are as follows:

		Capital
	Debt	Leases	Total
	(in thousands)
2016	$10,639	$333
2017	4,768	331
2018	3,924	159
2019	13,374	33
2020	291	13
Thereafter	7,299	—
	40,295	869
Less amount representing interest	—	65
	$40,295	$804	$41,099

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Income Taxes

The Company’s income (loss) before income taxes generated from its United States and foreign operations were:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Income (loss) before income taxes:
United States	$(4,344)	$(12,946)	$20,116
Foreign	(6,020)	(5,202)	(2,889)
Total income (loss) before taxes	$(10,364)	$(18,148)	$17,227

The Company’s provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current provision (benefit):
Federal	$82	$(131)	$3,306
State	73	193	541
Foreign	(112)	1,388	104
Total current provision (benefit)	43	1,450	3,951
Deferred provision (benefit):
Federal	(5,222)	(4,309)	2,254
State	(1,250)	(1,699)	227
Foreign	(1,148)	(2,891)	(1,067)
Total deferred provision (benefit)	(7,620)	(8,899)	1,414
Total provision (benefit) for income taxes	$(7,577)	$(7,449)	$5,365

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Statutory federal income tax (benefit)	(35.0)%	(35.0)%	35.0%
State tax expense, net of federal tax benefit	(7.4)	(5.4)	2.9
Foreign income tax	(24.4)	1.8	0.3
Qualified production activities deduction	—	—	(3.3)
Research and development credits	(15.4)	(6.4)	(9.9)
ISO portion of stock options deductions	7.7	4.0	6.3
Other	1.4	—	(0.2)
Effective tax rate (benefit)	(73.1)%	(41.0)%	31.1%

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$8,616	$7,877
State income taxes	300	270
Inventory capitalization and reserve	5,365	6,843
Deferred revenue	584	864
Accrued payroll and benefits	1,793	1,571
Share-based compensation	10,125	8,437
Research and development credits	13,071	9,863
Alternative minimum tax	529	447
Accrued professional fees	987	568
Product return allowance	1,545	1,221
Accrued chargebacks	5,910	4,792
Bad debt reserve	253	67
Intangibles	3,370	3,861
Accrued for workers’ compensation insurance	1,035	864
Total deferred tax assets	53,483	47,545
Deferred tax liabilities:
Depreciation/amortization	15,065	15,649
Intangibles	5,430	4,753
Federal impact of state deferred taxes	3,380	2,910
Other	1,241	937
Total deferred tax liabilities	25,116	24,249
Valuation allowance	(923)	(3,862)
Net deferred tax assets	$27,444	$19,434

Net Operating Loss Carryforwards and Tax Credits

At December 31, 2015, the Company had U.S. federal, California, and other State net operating loss, or NOL carryforwards of approximately $11.4 million, $13.2 million, and $1.5 million, respectively. The federal, California and other states loss carryforwards begin to expire in 2034,  2030, and 2030, respectively. The Company also had foreign NOL carryforwards of approximately $9.9 million which can be used annually with certain limitations and have an indefinite carryforward period.

The California and other state NOL carryforwards exclude $15.8 million and $0.1 million, respectively, related to excess tax benefits from share-based awards. When the related tax benefits from these share-based awards are utilized, the tax benefit of these adjustments, which will reduce the amount of income taxes payable, will be offset against additional paid in capital.

At December 31, 2015, the Company had federal and California research and development tax credit carryforwards of approximately $6.0 million and $10.7 million, respectively. The federal research and development tax credit begins to expire in 2031. The California research and development tax credit has an indefinite carryforward period. The Company

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

also had a U.S. federal alternative minimum tax credit carryforward of $0.5 million which can be used to offset future regular tax to the extent of the current AMT; the credit has an indefinite carryforward period.

The utilization of the NOL and credit carryforwards and other tax attributes could be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 (the “Code”), whereby they could be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period, as defined in the Code.

Valuation Allowance

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Ultimately, the realization of deferred tax assets depends on the existence of future taxable income. Management considers sources of taxable income such as income in prior carryback periods, future reversal of existing deferred taxable temporary differences, tax-planning strategies, and projected future taxable income.

In connection with the AFP purchase accounting in 2014, the Company recorded a valuation allowance against an intangible deferred tax asset of €3.2 million, or $4.4 million with an offsetting entry to goodwill, since management did not believe that it was more likely than not that the deferred tax asset would be realized. In March 2015, the Company reversed the €3.2 million, or $3.3 million, deferred tax valuation allowance in conjunction with the transfer of AFPs intangible assets from France to the U.S. The difference in U.S. dollars relates to the currency exchange fluctuation, which is recorded in the Company’s accumulated other comprehensive loss as a foreign currency translation adjustment.

In 2015, the Company continued to assess the realizability of the deferred tax assets for AFP. Due to the potential impact of reduced revenues from the MannKind contract and other factors, the Company determined that it was not more likely than not that the net deferred tax assets of AFP would be realized and established a full valuation allowance of $0.9 million as of December 31, 2015; therefore, contributing to the recognition of $0.9 million in income tax expense for the year ended December 31, 2015.

Undistributed Earnings (Losses) from Foreign Operations

As of December 31, 2015 and 2014, deferred income taxes have not been provided on the accumulated undistributed losses of the Company’s foreign subsidiaries of approximately $7.1 million and $10.5 million, respectively. In addition, it is the Company’s plan not to repatriate future foreign earnings to the U.S. It is not practicable to compute the tax on undistributed earnings of the Company's foreign subsidiaries as of December 31, 2015 since they have accumulated undistributed losses.

Uncertain Income Tax Positions

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	December 31,
	2015	2014	2013
	(in thousands)
Balance at the beginning of the year	$4,783	$4,186	$3,532
Additions based on tax positions related to the current year	812	655	766
Deductions based on tax audit settlement	—	—	(93)
Deductions based on statute of limitations	—	(58)	(19)
Balance at the end of the year	$5,595	$4,783	$4,186

Included in the balance of unrecognized tax benefits as of December 31, 2015 was $5.0 million that represents the portion that would impact the effective income tax rate if recognized. The Company believes that it is reasonably

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

possible that the total amount of unrecognized tax benefit as of December 31, 2015 will decline by $1.9 million in the next 12 months as a result of the expected resolution of a current U.S. state audit.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax provision. For the years ended December 31, 2015 and 2014, the Company recognized accrued interest of approximately $0.1 million and $0.1 million, respectively, related to its uncertain tax position.

The Company and/or one or more of its subsidiaries filed income tax returns in the U.S. federal jurisdiction and various U.S. states and foreign jurisdictions. As of December 31, 2015, the Company is not subject to U.S. federal, state, and foreign income tax examinations for years before 2006. In August 2011, the California FTB commenced an audit of the Company’s 2007,  2008, and 2009 tax returns; this audit is currently ongoing. The Company is subject to income tax audit by tax authorities for tax years 2012,  2013 and 2014 for federal and 2007 to 2014 for states.

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

The Company’s Certificate of Incorporation, as amended and restated in June 2014 in connection with the closing of its initial public offering, authorizes the Company to issue 300,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of preferred stock, $0.0001 par value per share. As of December 31, 2015 and 2014, there were no shares of preferred stock issued or outstanding.

Equity Plans

As of December 31, 2015, the Company had two equity plans, the 2015 Equity Incentive Award Plan, or 2015 Plan, and the 2014 Employee Stock Purchase Plan or ESPP. Prior to the adoption of these plans, the Company granted options pursuant to the Amended and Restated 2005 Equity Incentive Award Plan, 2002 Amended and Restated Stock Option/Stock Issuance Plan and, from 1998 through 2001, the Company’s board of directors granted options to purchase shares of its common stock under the Key Employee Stock Incentive Plan, the 2001 Employee Incentive Plan, the 2000 Employee Incentive Plan and the 1999 Employee Incentive Plan. Upon termination of the predecessor plans, the shares available for grant at the time of termination, and shares subsequently returned to the plans upon forfeiture or option termination, were transferred to the successor plan in effect at the time of share return.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company initially reserved 5,000,000 shares of common stock for issuance under the 2015 Plan. This number will be increased by the number of shares available for issuance under the Company’s prior equity incentive plans or arrangements that are not subject to options or other awards, plus the number of shares of common stock related to options or other awards granted under the Company’s prior equity incentive plans or arrangements that are repurchased, forfeited, expired, or cancelled on or after the effective date of the 2015 Plan. The 2015 Plan also contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on January 1 of each year during the 10 year term of the 2015 Plan, beginning January 1, 2016. The annual increase in the number of shares shall be the lessor of (i) 3,000,000 shares, (ii) two and one-half percent ( 2.5% ) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares as determined by the Board of Directors. As of the effective date, there were 5,300,296 shares available for grant under the 2015 Plan.

As of December 31, 2015, the Company reserved an aggregate of 5.4 million shares of common stock for future issuance under the 2015 Plan. In March 2016, an additional 1,129,962 shares were reserved under the 2015 Plan.

Amended and Restated 2005 Equity Incentive Award Plan

The Amended and Restated 2005 Equity Incentive Award Plan, or 2005 Plan provided for the grant of incentive stock options, or ISOs, nonqualified stock options, or NQSOs, restricted stock awards, restricted stock unit awards, stock appreciation rights, or SARs, dividend equivalents and stock payments to the Company’s employees, members of the Board of Directors and consultants. Stock options under the 2005 Plan were granted with a term of up to ten years and at prices no less than the fair market value of the Company’s common stock on the date of grant. To date, stock options granted to existing employees generally vest over three to five years and stock options granted to new employees vest over four years. The 2005 Plan also contained an "evergreen provision" that allowed for an annual increase in the number of shares available for issuance on January 1 of each year during the ten-year term of the 2005 Plan, beginning January 1, 2007. The annual increase in the number of shares shall be either 2% of the Company’s outstanding shares on the applicable January 1 or a lesser amount determined by its Board of Directors.

As of March 2015, consequent to the 2015 Plan becoming effective, awards were no longer being made under the 2005 Plan.

2014 Employee Stock Purchase Plan

In June 2014, the Company adopted the Employee Stock Purchase Plan, or ESPP in connection with its initial public offering. A total of 2,000,000 shares of common stock are reserved for issuance under this plan. The Company’s ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Under the ESPP, the Company may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of its common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

The first offering period commenced on February 1, 2015 and ended on November 30, 2015. As of December 31, 2015, the Company has issued 124,380 shares of common stock under the ESPP and 1,875,620 shares of its common stock remained available for issuance under the ESPP.

For the year ended December 31, 2015, the Company recorded ESPP expense of $0.4 million.

Share Buyback Program

On November 6, 2014 the Company’s Board of Directors authorized a $10.0 million share buyback program, which is expected to continue for an indefinite period of time. The primary goal of the program is to offset dilution created by the

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s equity compensation programs. On November 10, 2015, the Company’s Board of Directors authorized an increase of $10.0 million to the Company’s share buyback program.

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

Pursuant to the Company’s share repurchase program, the Company purchased 735,679 and 29,400 shares of its common stock during the years ended December 31, 2015 and 2014, totaling $9.9 million and $0.3 million, respectively.

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

Options issued under the Company’s 2015 Plan and 2005 Plan, are granted at prices equal to or greater than the fair value of the underlying shares on the date of grant and vest based on continuous service. The options have a contractual term of five to ten years and generally vest over a three- to five‑year period. The fair value of each option is amortized into compensation expense on a straight‑line basis between the grant date for the option and the vesting date. The awards of restricted common stock such as Restricted Stock Units, or RSUs are valued at fair value on the date of grant. The Company uses the Black‑Scholes option pricing model to determine the fair value of share‑based awards. The Black‑Scholes option pricing model has various inputs such as the estimated common share price, the risk‑free interest rate, volatility, expected life and dividend yield, all of which are estimates. The Company also records share‑based compensation expense net of expected forfeitures. The change of any of these inputs could significantly impact the determination of the fair value of the Company’s options and thus could significantly impact its results of operations. There are no awards with performance conditions and no awards with market conditions.

Valuation models and significant assumptions for share‑based compensation are as follows:

•

Determining Fair Value.  For all equity awards granted after the completion of the Company’s initial public offering, the fair value for its underlying common stock is determined using the closing price on the date of grant as reported on the NASDAQ Global Select Market. The Company uses the Black‑Scholes formula to estimate the fair value of its share‑based payments using a single option award approach. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. Key assumptions and estimation methodologies for inputs to the Black‑Scholes calculation are developed in accordance with ASC 718. The Company amortizes its share‑based compensation expense over the requisite service period, which in most cases is the vesting period of the award.

For all equity grants granted, the primary factor in the valuation of equity awards was the fair value of the underlying common stock at the time of grant. Since the Company’s common stock was not traded in a public stock market exchange prior to June 25, 2014, prior to such date the Board of Directors considered

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

numerous factors including recent cash sales of the Company’s common stock to third-party investors, new business and economic developments affecting the Company and independent appraisals, when appropriate, to determine the fair value of the Company’s common stock. Independent appraisal reports were prepared using conventional valuation techniques, such as discounted cash flow analyses and the guideline company method using revenue and earnings multiples for comparable publicly traded companies, and a calculation of total option proceeds, from which a discount factor for lack of marketability was applied. This determination of the fair value of the common stock was performed on a contemporaneous basis. Prior to the Company’s initial public offering, the Board of Directors determined the Company’s common stock fair market value on a quarterly basis and in some cases more frequently when appropriate.

•

Expected Volatility.  The Company has limited data regarding company‑specific historical or implied volatility of its share price. Consequently, the Company estimates its volatility based on the average of the historical volatilities of peer group companies from publicly available data for sequential periods approximately equal to the expected terms of its option grants. Management considers factors such as stage of life cycle, competitors, size, market capitalization and financial leverage in the selection of similar entities.

•

Expected Term.  The expected term represents the period of time in which the options granted are expected to be outstanding. The Company estimates the expected term of options granted based on the midpoint between the vesting date and the end of the contractual term under the “short‑cut” or simplified method permitted by the SEC implementation guidance for “plain vanilla” options. Applying this method, the weighted‑average expected term of the Company’s options is approximately five years. The use of the short‑cut method is permitted by the SEC, under certain circumstances, as described in the SEC implementation guidance. The Company will continue to use the short‑cut method, as permitted, until it has developed sufficient historical data for employee exercise and post‑vesting employment termination behavior after its common stock has been publicly traded for a reasonable period of time.

•

Forfeitures.  The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual experience differs from those estimates. For the years ended December 31, 2015, 2014 and 2013, the Company estimated an average overall forfeiture rate of 8% for each year, based on historical forfeitures since 1998. Forfeiture rates are separately calculated for its (1) directors and officers, (2) management personnel and (3) other employees. Share‑based compensation is recorded net of expected forfeitures. The Company will periodically assess the forfeiture rate and the amount of expense recognized based on estimated historical forfeitures as compared to actual forfeitures. Changes in estimates are recorded in the period they are identified.

•

Risk‑Free Rate.  The risk‑free interest rate is selected based upon the implied yields in effect at the time of the option grant on U.S. Treasury zero‑coupon issues with a term approximately equal to the expected life of the option being valued.

•	Dividends. The Company does not anticipate paying cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield rate of zero.

Tax benefits resulting from tax deductions in excess of the share‑based compensation cost recognized (excess tax benefits) are recorded in the statements of cash flows as financing activities.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-averages for key assumptions used in determining the fair value of options granted during the years ended December 31, 2015, 2014, and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
Average volatility	27.1%	29.9%	28.6%
Risk-free interest rate	1.3%	1.7%	1.3%
Weighted-average expected life in years	4.5	5.0	4.5
Dividend yield rate	—%	—%	—%

Stock Options

A summary of option activity under all plans for the year ended December 31, 2015 is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2014	11,371,891	$15.12
Options granted	2,281,786	15.70
Options exercised	(1,262,663)	13.06
Options cancelled	(73,229)	13.27
Options expired	(77,318)	22.26
Outstanding as of December 31, 2015	12,240,467	$15.41	4.35	$14,438
Exercisable as of December 31, 2015	7,038,372	$16.31	3.41	$9,940

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock for those awards that have an exercise price below the estimated fair value at December 31, 2015.

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

For the years ended December 31, 2015, 2014, and 2013,  the Company recorded stock option expense related to employees under all plans of $7.9 million, $6.7 million, and $5.9 million, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information relating to option grants and exercises is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Weighted-average grant date fair value	$3.45	$4.02	$2.79
Intrinsic value of options exercised	3,247	144	—
Cash received	13,502	571	55
Total fair value of the options vested during the year	6,634	6,407	6,067

A summary of the status of the Company’s nonvested options as of December 31, 2015, and changes during the year ended December 31, 2015, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Nonvested as of December 31, 2014	5,090,591	$3.34
Options granted	2,281,786	3.45
Options vested	(2,097,053)	3.16
Options forfeited	(73,229)	4.61
Nonvested as of December 31, 2015	5,202,095	3.44

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

As of December 31, 2015, there was $11.4 million of total unrecognized compensation cost, net of forfeitures, related to nonvested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.0 years and will be adjusted for future changes in estimated forfeitures.

Deferred Stock Units/Restricted Stock Units

Beginning in 2007, the Company granted deferred stock units, or DSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years, and commencing in 2015, such equity was issued as restricted stock units, or RSUs (such RSUs and DSUs are collectively referred to herein as RSUs). The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period. The Company recorded a total expense of $3.9 million, $2.0 million, and $0.6 million for the years ended December 31, 2015, 2014, and 2013, respectively, for these RSU awards.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015, there was $8.2 million of total unrecognized compensation cost, net of forfeitures, related to nonvested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.3 years and will be adjusted for future changes in estimated forfeitures.

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

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
		Value of RSUs
		Issued
	Total RSUs	as
	Issued	Compensation(1)
		(in thousands)
RSUs outstanding at December 31, 2013	98,495
RSUs granted	456,406	$6,474
RSUs forfeited	(994)
RSUs surrendered for taxes	(10,670)
Common stock delivered for RSUs	(40,227)
RSUs outstanding at December 31, 2014	503,010
RSUs granted	526,707	$7,888
RSUs forfeited	(8,711)
RSUs surrendered for taxes	(58,909)
Common stock delivered	(95,557)
RSUs outstanding at December 31, 2015	866,540

(1)	The total FMV is derived from the number of RSUs granted times the current stock price on the date of grant.

Equity Awards to Consultants

The Company has entered into various consulting agreements with Company stockholders and outside consultants. Consulting expenses are accrued as services are rendered. Consulting services are paid in cash and/or in common stock or stock options. Share-based compensation expense is recorded over the service period based on the estimated fair market value of the equity award at the date services are performed or upon completion of all services under the agreement. During the year ended December 31, 2015, the Company recorded $0.2 million in share-based compensation related to the issuance of equity awards for services rendered by consultants. During the year ended December 31, 2014, the Company recorded an immaterial amount of share-based compensation related to the issuance of equity awards for services rendered by consultants. For the year ended December 31, 2013, the Company did not record any share-based compensation expense for services rendered by consultants.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded share-based compensation expense under all plans and is included in the Company’s consolidated statement of operations as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenues	$2,526	$1,678	$1,503
Operating expenses:
Selling, distribution and marketing	192	137	132
General and administrative	9,185	6,800	4,701
Research and development	912	665	699
Total share-based compensation	$12,815	$9,280	$7,035

16.  Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 4% of employee contributions, or up to 2% of their annual compensation, and pays the administrative costs of the Plan. Employer contributions vest over four years. Total employer contributions for the years ended December 31, 2015, 2014, and 2013 were approximately $0.7 million, $0.7 million, and $0.6 million, respectively.

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

The liability under the plan is based on a discount rate of 1.75% as of December 31, 2015 and 2014. The liability is included in accrued liabilities in the accompanying consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $1.6 million and $1.1 million at December 31, 2015 and 2014, respectively.   Expense under the plan was $0.1 million and $0.2 million for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2015, the Company recorded an immaterial amount of unrecognized loss in its accumulated other comprehensive loss related to the change in actuarial valuation of the Company’s defined benefit pension plan. The Company recorded an unrecognized gain of $0.2 million in its accumulated other comprehensive loss during the year ended December 31, 2014 related to the change in actuarial valuation of the Company’s defined benefit pension plan.

17.  Commitments and Contingencies

Distribution Agreement with Allergan plc.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2012, the Company launched enoxaparin, beginning the seven-year period in which Allergan has the exclusive marketing rights for the Company’s enoxaparin product in the U.S. retail pharmacy market and the start of the Company’s recognition of the $4.5 million deferred revenue over this period on a straight-line basis. Allergan has an option to renew the agreement for an additional three years. As of December 31, 2015 and 2014, the balance of the deferred revenue was $2.0 million and $2.6 million, respectively.

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

MannKind paid a non-refundable reservation fee to the Company in the amount of €11.0 million, or approximately $14.0 million upon entry into the agreement. Under the agreement, the non-refundable reservation fee was considered as partial payment for the purchase commitment quantity for 2015. The Company classified the amount as deferred revenue. As of December 31, 2014, the full amount of the deferred revenue has been recognized.

Unless earlier terminated, the term of the supply agreement expires on December 31, 2019, and can be renewed for additional, successive two-year terms upon 12 month’s written notice given prior to the end of the initial term or any additional two-year term. MannKind and the Company each have customary termination rights, including termination for material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy, or insolvency of the other party. In addition, MannKind may terminate the supply agreement upon two years’ prior written notice to the Company without cause or upon 30 days prior written notice to the Company if a controlling regulatory authority withdraws approval for Afrezza®; provided, however, in the event of a termination pursuant to either of these scenarios, the provisions of the supply agreement require MannKind to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination.

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

By mutual agreement, MannKind did not purchase the full contractually obligated amount in 2015. The 2015 sales of

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RHI to MannKind were $20.8 million. The Company is currently in discussions with MannKind regarding the timing of future purchases. In October 2015, MannKind informed the Company they were not going to exercise the option to purchase additional quantities of RHI for 2016 under the option agreement. Accordingly, MannKind paid the Company a capacity cancellation fee in 2015 for 2016. The Company recognized this payment as revenue in 2015.

Collaboration agreement with a medical device manufacturer

The Company has entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by the Company for one of its pipeline products. As of December 31, 2015, the Company has paid an upfront payment of $0.5 million and $0.4 million in milestone payments under this agreement, which was classified as research and development expense. The Company is obligated to pay up to an additional $1.7 million if certain milestones are met. If the medical device manufacturer is successful in the development of this drug delivery system and the Company’s pipeline products receive appropriate regulatory approval, the Company intends to enter into a commercial supply agreement with such medical device manufacturer for a minimum purchase of 1.0 million units during the first 12 months.

Operating Lease Agreements

The Company leases real and personal property, in the normal course of business, under various non-cancelable operating leases. The Company, at its option, can renew a substantial portion of its leases, at the market rate, for various renewal periods ranging from one to six years. Rental expense under these leases for the years ended December 31, 2015, 2014 and 2013 was approximately $3.3 million, $3.1 million, and $3.1 million, respectively.

Future minimum rental payments under operating leases that have initial or remaining non-cancelable lease terms in excess of 12 months for fiscal years ending December 31 are as follows:

Operating
Leases
(in thousands)
2016	$3,028
2017	2,838
2018	2,094
2019	1,538
2020	699
$10,197

Purchase Commitments

As of December 31, 2015, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $11.0 million. The Company anticipates that most of these commitments will be fulfilled by 2017.

The Company entered into agreements with a Chinese governmental entity to acquire land-use rights to real property in Nanjing, China. Under the terms of these agreements, the Company committed to invest capital in its wholly-owned subsidiary, ANP, and to develop these properties as an API manufacturing facility for the Company’s pipeline products. In conjunction with these agreements, ANP modified its business license on July 3, 2012, to increase its authorized capital. As of December 31, 2015, the Company had invested approximately $49.0 million in ANP of its registered capital commitment of $61.0 million. The Company has committed to invest an additional $12.0 million in ANP by December 2017. This investment in ANP will result in cash being transferred from the U.S. parent company to ANP.

Per these agreements, in January 2010, the Company acquired certain land-use rights with a carrying value of $1.2 million. In addition, the Company purchased additional land-use rights in November 2012 for $1.3 million. The Company

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Following appeal briefing filed by the parties, the Federal Circuit held oral argument on May 4, 2015. On November 10, 2015, the Federal Circuit panel affirmed-in-part and vacated-in-part the decision of the District Court granting summary judgment of non-infringement as to the Company, and it remanded the case to the District Court for further proceedings consistent with its opinion. The Federal Circuit panel affirmed the District Court’s holding in the Company’s favor that the Company does not infringe under 35 U.S.C. 271(g), and the panel vacated the grant of summary judgment to the extent it was based on the determination that the Company’s activities fall within the 35 U.S.C. 271(e)(1) safe harbor. The Federal Circuit panel also left to the District Court’s discretion whether to reconsider on remand its denial of leave for Momenta and Sandoz to amend their infringement contentions. On January 11, 2016, the Company filed a Petition for Rehearing En Banc with the Federal Circuit. On February 17, 2016, the Federal Circuit denied the Company’s Petition, and the Federal Circuit issued its mandate on February 24, 2016, whereby the case will return to the District Court for further proceedings.  The Company intends to vigorously defend this case on further appeal and/or in the District Court.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The District Court set an evidentiary hearing for July 7, 2014 on the “original source” issue, a key element under the False Claims Act. The evidentiary hearing was conducted as scheduled, from July 7, 2014 through July 10, 2014. On July 13, 2015, the District Court issued a ruling concluding that the Company is not an original source under the False Claims Act, and the District Court entered final judgment dismissing the case for lack of subject matter jurisdiction. On July 27, 2015, Aventis filed a request for attorneys’ fees with the District Court, and on August 3, 2015, the Company filed objections to Aventis’s request. On July 20, 2015, the Company filed with the Ninth Circuit a notice of appeal of the District Court’s dismissal of the case, and Aventis filed a notice of cross-appeal on August 5, 2015. The Company’s opening appeal brief is due to be filed with the Ninth Circuit by March 28, 2016. On November 12, 2015, Aventis filed a pleading asking that the District Court impose various monetary penalties and fines against the Company, including disgorgement of enoxaparin revenues and attorneys’ fees expended by Aventis in this action, based on Aventis’s allegations that the Company engaged in sanctionable conduct. On November 23, 2015, the District Court issued an order setting forth a procedure for sanctions proceedings as to the Company as well as its outside counsel. On December 24, 2015, the Company filed a pleading with the District Court opposing the imposition of sanctions, and on January 20, 2016, Aventis filed a response pleading further pressing for the imposition of sanctions. While the outcome of litigation is inherently uncertain, the Company believes Aventis’s request is without merit, and it intends to vigorously defend against it.

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

Momenta/Sandoz Antitrust Litigation

On September 17, 2015, the Company initiated a lawsuit by filing a Complaint in the Central District of California against Momenta and Sandoz. The Company’s complaint generally asserts that Momenta and Sandoz have engaged in certain types of illegal, monopolistic, and anticompetitive conduct giving rise to various causes of action against them. On December 9, 2015, Defendants filed a motion to dismiss and a motion to transfer the case to the District of Massachusetts. On January 4, 2016, the Company filed oppositions to both motions. On January 26, 2016, the Court granted Defendants’ motion to transfer and did not rule on Defendants’ motion to dismiss. Accordingly, the case was transferred to the District of Massachusetts and is currently awaiting further action by the District Court. On February 9, 2016, the Company filed a writ of mandamus with the Ninth Circuit Court of Appeals to attempt to appeal the Court’s

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

granting of Defendants’ motion to transfer to the District of Massachusetts.

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

19.  Subsequent Events

Mortgage Payable with East West Bank—Due February 2021

In January 2016, the Company refinanced the existing mortgage term loan with East West Bank, which had a principal balance outstanding of $3.7 million at December 31, 2015. The loan is payable in monthly installments with a final balloon payment of $3.3 million. The loan is secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex. The loan has a variable interest rate at the prime rate as published by The Wall Street Journal. Subsequently, the Company entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest payment over the life of the loan without the exchange of the underlying notional debt amount. The loan bears interest at a fixed rate of 4.39%, and matures in February 2021.

Acquisition of Nanjing Letop Medical Technology Co. Ltd.

In January 2016, the Company’s subsidiary ANP acquired Nanjing Letop Medical Technology Co. Ltd. or Letop, for $0.7 million. Letop had previously supplied ANP with intermediates used in making various active pharmaceutical ingredients. The Company has concluded that this transaction will be accounted for as a business combination in accordance with ASC 805.

Acquisition of fourteen injectable products from Hikma Pharmaceuticals PLC

In March 2016, the Company acquired fourteen ANDAs, representing eleven different injectable chemical entities from Hikma Pharmaceuticals PLC for $4.0 million.  The Company plans to transfer the products to its facilities in California, which will require FDA approval before the products can be launched.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Quarterly Financial Data (Unaudited)

	2015 Quarters
	First	Second	Third	Fourth
Net revenues
Finished pharmaceutical products	$50,872	$50,075	$57,902	$66,092
API	6,014	3,778	5,966	10,820
Total net revenues	$56,886	$53,853	$63,868	$76,912
Gross profit
Finished pharmaceutical products	$12,853	$12,634	$19,302	$29,357
API	427	684	(1,724)	3,814
Total gross profit	$13,280	$13,318	$17,578	$33,171

Net income (loss)	$(665)	$(6,647)	$(3,008)	$7,533

Weighted-average shares used to compute net income (loss) per share
Basic	44,601	44,849	45,310	45,085
Diluted	44,601	44,849	45,310	46,709
Net income (loss) per share
Basic	$(0.01)	$(0.15)	$(0.07)	$0.17
Diluted	$(0.01)	$(0.15)	$(0.07)	$0.16

	2014 Quarters
	First	Second	Third	Fourth
Net revenue
Finished pharmaceutical products	$45,870	$48,901	$53,729	$49,980
API	—	102	5,982	5,897
Total net revenues	$45,870	$49,003	$59,711	$55,877
Gross profit
Finished pharmaceutical products	$12,509	$14,961	$12,122	$13,132
API	—	35	(331)	(1,172)
Total gross profit	$12,509	$14,996	$11,791	$11,960

Net loss	$(1,619)	$(1,180)	$(5,379)	$(2,521)

Weighted-average shares used to compute net loss per share
Basic	38,769	39,767	44,644	44,648
Diluted	38,769	39,767	44,644	44,648
Net loss per share
Basic	$(0.04)	$(0.03)	$(0.12)	$(0.06)
Diluted	$(0.04)	$(0.03)	$(0.12)	$(0.06)

Net income (loss) per share amounts for the fiscal quarters have been calculated independently and may not in the aggregate equal the amount for the full year.

During the fourth quarter of 2015, the Company identified an immaterial error in each of its previously reported quarters of 2015, primarily pertaining to the result of not recognizing non-operating expense for certain foreign currency transactions. The Company corrected the immaterial error in the fourth quarter of 2015, resulting in a decrease to net income of $1.1 million. Based on management's evaluation of the materiality of the error from a qualitative and quantitative perspective as required by authoritative guidance, the Company concluded that correcting the error had no material impact on any of the Company's previously issued interim financial statements and had no effect on the trend of financial results.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable level of assurance due to a material weakness in internal control over financial reporting discussed below (a)  to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management does not expect their disclosure controls and procedures to prevent all errors and all fraud and no evaluation of controls can provide absolute assurance that all control issues and fraud will be prevented. Additionally, over time, a control may become inadequate because of changes in conditions, therefore fraud may occur or misstatements may not be detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For the year ended December 31, 2015, we identified a material weakness in our internal control over financial reporting in the area of non-standard and complex transactions. The accounting for certain non-standard and complex transactions were not analyzed and/or reviewed in sufficient detail by knowledgeable personnel to reach the appropriate accounting conclusion to properly record the transaction. The number of errors identified and the commonality of the root cause of the adjustments (namely, inadequate resources to provide for a more thorough and precise review in these areas), leads us to conclude that there is a material weakness in internal controls. Recognizing this material weakness and the resulting errors identified, management performed additional analyses and supplementary review procedures and has concluded that the effects of these errors were not material to any prior year or prior quarters’ previously reported amounts. Despite the existence of this material weakness, we believe the consolidated financial statements included in this Annual Report on Form 10-K present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Remediation Plan for Material Weakness

We are preparing a remediation plan concerning the material weakness described above. Our remediation efforts are in process and have not yet been completed. The remediation efforts will focus on addressing the underlying causes of the material weakness and will include hiring additional accounting and finance personnel with technical accounting and financial reporting experience, enhancing and segregating duties within our accounting and finance department, and enhancing our internal review procedures during the financial statement close process.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established pursuant to the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the changes in our internal control over financial reporting during the year ended December 31, 2015. We determined that there were no significant changes in our internal control over financial reporting during the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information required by this item will be included in our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed within 120 days after our fiscal year end of December 31, 2015, or 2016 Proxy Statement, and is incorporated by reference into this Annual Report on Form 10-K.

Item 11.Executive Compensation.

Information required by this item will be included in our 2016 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be included in our 2016 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be included in our 2016 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 14.Principal Accountant Fees and Services.

Information required by this item will be included in our 2016 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15.Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements filed as part of this report are listed in Part II, Item 8 of this report.

(2) No other financial schedules have been included because they are not applicable, not required or because required information is included in the consolidated financial statements or notes thereto.

(b)The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

10.25†

Supply Agreement, dated July 31, 2014, between MannKind Corporation and Amphastar France Pharmaceuticals, S.A.S. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-Q filed with the SEC on November 13, 2014)

10.26

First Amendment to Supply Agreement, dated October 31, 2014, by and between MannKind Corporation, Amphastar France Pharmaceuticals, S.A.S., and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-Q filed with the SEC on November 13, 2014)

10.27+	2015 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2015)
10.28	Business Loan Agreement, dated January 28, 2016, between Amphastar Pharmaceuticals, Inc. and East West Bank in the original principal sum of $3,724,841.
21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

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

+Indicates a management contract or compensatory plan or arrangement.

◊English translation of original Chinese document.

†Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and file separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPHASTAR PHARMACEUTICALS, INC.
(Registrant)
By:	/s/ JACK Y. ZHANG
Jack Y. Zhang
Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2016

AMPHASTAR PHARMACEUTICALS, INC.
(Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 15, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ JACK Y. ZHANG	Chief Executive Officer and Director	March 15, 2016
Jack Yongfeng Zhang	(Principal Executive Officer)

/s/ MARY Z. LUO	Chairman, Chief Operating Officer	March 15, 2016
Mary Z. Luo	and Director

/s/ WILLIAM J. PETERS	Chief Financial Officer (Principal	March 15, 2016
William J. Peters	Financial and Accounting Officer)

/s/ JASON B. SHANDELL	President and Director	March 15, 2016
Jason B. Shandell

/s/ RICHARD KOO	Director	March 15, 2016
Richard Koo

/s/ HOWARD LEE	Director	March 15, 2016
Howard Lee

/s/ FLOYD PETERSEN	Director	March 15, 2016
Floyd Petersen

/s/ RICHARD PRINS	Director	March 15, 2016
Richard Prins

/s/ STEPHEN SHOHET	Director	March 15, 2016
Stephen Shohet

/s/ MICHAEL A. ZASLOFF	Director	March 15, 2016
Michael A. Zasloff