Form 10-Q
period 2016-03-31
Amphastar Pharmaceuticals, Inc.
filed 2016-05-10
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

The number of shares outstanding of the Registrant’s only class of common stock as of May 3, 2016 was 44,845,680.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

Special Note About Forward-Looking Statements

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the sales and marketing of our products, including our enoxaparin product and our profit sharing agreement with Allergan;

•	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;

•	the timing and likelihood of FDA approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;

•	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;

•	our ability to compete in the development and marketing of our products and product candidates;

•	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;

•	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our API customers;

•	the potential for our marketed products to be withdrawn due to patient adverse events or deaths, or if we fail to secure FDA approval for products subject to the Prescription Drug Wrap-Up program;

•	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;

•	the amount of price concessions or exclusion of suppliers adversely affecting our business;

•	our ability to establish and maintain intellectual property protection from our products and our ability to successfully defend our intellectual property in cases of alleged infringement;

•	the implementation of our business strategies, product development strategies and technology utilization;

•	the potential for exposure to product liability claims;

•	future acquisitions or investments;

•	our ability to expand internationally;

•	economic and industry trends and trend analysis;

•	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	our remediation efforts for a material weakness in our internal control over financial reporting; and

•

our financial performance expectations, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability.

You should read this Quarterly Report and the documents that we reference elsewhere in this Quarterly Report completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. We discuss many of these risks and uncertainties in greater detail in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2015, particularly in Item 1A. “Risk Factors.” These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report regardless of the time of delivery of this Quarterly Report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report to “Amphastar,” “the Company,” “we,” “our,” and “us” refer to Amphastar Pharmaceuticals, Inc. and our subsidiaries, unless the context indicates otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$63,332	$66,074
Restricted cash and restricted short-term investments	1,285	1,285
Accounts receivable, net	23,081	33,233
Inventories, net	82,242	70,665
Income tax refund and deposits	410	238
Prepaid expenses and other assets	3,092	4,439
Total current assets	173,442	175,934
Property, plant, and equipment, net	144,684	142,161
Goodwill and intangible assets, net	44,024	39,901
Other assets	5,412	4,696
Deferred tax assets	27,444	27,444

Total assets	$395,006	$390,136

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$18,619	$13,872
Accrued liabilities	13,522	16,732
Income taxes payable	4,257	3,076
Accrued payroll and related benefits	15,428	12,840
Current portion of product return accrual	1,275	1,858
Current portion of deferred revenue	643	643
Current portion of long-term debt and capital leases	11,177	10,934
Total current liabilities	64,921	59,955

Long-term product return accrual	598	763
Long-term reserve for income tax liabilities	497	497
Long-term deferred revenue	1,179	1,339
Long-term debt and capital leases, net of current portion	29,092	30,165
Other long-term liabilities	2,134	1,907
Total liabilities	98,421	94,626
Commitments and Contingencies:
Stockholders’ equity:
Preferred stock: par value $.0001; authorized shares—20,000,000; no shares issued and outstanding	—	—
Common stock: par value $.0001; authorized shares—300,000,000; issued and outstanding shares—46,100,797 and 44,942,101 at March 31, 2016 and 45,960,206 and 45,198,491 at December 31, 2015, respectively	5	5
Additional paid-in capital	250,683	247,829
Retained earnings	62,812	60,323
Accumulated other comprehensive loss	(2,039)	(2,475)
Treasury stock	(14,876)	(10,172)
Total stockholders’ equity	296,585	295,510

Total liabilities and stockholders’ equity	$395,006	$390,136

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Net revenues	$59,366	$56,886
Cost of revenues	34,464	43,606
Gross profit	24,902	13,280

Operating expenses:
Selling, distribution, and marketing	1,352	1,522
General and administrative	10,870	12,451
Research and development	8,388	6,568
Impairment of long-lived assets	217	—
Total operating expenses	20,827	20,541

Income (loss) from operations	4,075	(7,261)

Non-operating income (expense):
Interest income	74	92
Interest expense	(384)	(341)
Other income, net	51	1,313
Total non-operating income (expense), net	(259)	1,064

Income (loss) before income taxes	3,816	(6,197)
Income tax expense (benefit)	1,327	(5,532)

Net income (loss)	$2,489	$(665)

Net income (loss) per share:
Basic	$0.06	$(0.01)

Diluted	$0.05	$(0.01)

Weighted-average shares used to compute net income (loss) per share:
Basic	45,041	44,601

Diluted	46,810	44,601

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net income (loss)	$2,489	$(665)

Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	436	(2,993)
Total accumulated other comprehensive income (loss)	436	(2,993)

Total comprehensive income (loss)	$2,925	$(3,658)

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$2,489	$(665)
Reconciliation to net cash provided by operating activities:
Impairment of long-lived assets	217	—
Loss on disposal of property, plant, and equipment	19	4
Depreciation of property, plant, and equipment	2,947	2,771
Amortization of product rights, trademarks, and patents	481	481
Imputed interest accretion	18	28
Employee share-based compensation expense	3,398	2,224
Non-employee share-based compensation expense	453	6
Reserve for income tax liabilities	—	547
Changes in deferred taxes	—	(4,111)
Changes in operating assets and liabilities:
Accounts receivable, net	10,198	621
Inventories, net	(10,774)	(4,486)
Income tax refund and deposits	(169)	—
Prepaid expenses and other assets	1,392	(2,311)
Income taxes payable	1,180	(131)
Accounts payable and accrued liabilities	2,081	6,360
Net cash provided by operating activities	13,930	1,338

Cash Flows From Investing Activities:
Acquisition of business	(4,761)	—
Purchases of property, plant, and equipment	(3,528)	(3,780)
Capitalized labor, overhead, and interest on self-constructed assets	(418)	(395)
Deposits and other assets, net	(713)	(870)
Net cash used in investing activities	(9,420)	(5,045)

Cash Flows From Financing Activities:
Repurchase of common stock	(1,083)	(572)
Net proceeds from equity plans	104	910
Purchase of treasury stock	(4,722)	(1,489)
Proceeds from issuance of long-term debt	3,725	6,789
Principal payments on long-term debt	(5,057)	(1,193)
Net cash provided by (used in) financing activities	(7,033)	4,445

Effect of exchange rate changes on cash	(219)	22

Net increase (decrease) in cash and cash equivalents	(2,742)	760

Cash and cash equivalents at beginning of period	66,074	67,828

Cash and cash equivalents at end of period	$63,332	$68,588

Noncash Investing and Financing Activities:
Equipment acquired under capital leases	$301	$9

	Three Months Ended
	March 31,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Interest paid	$517	$469
Income taxes paid	$367	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  General

Amphastar Pharmaceuticals, Inc., a California corporation, was incorporated on February 29, 1996 and merged with and into Amphastar Pharmaceuticals, Inc., a Delaware corporation, in July 2004 (together with its subsidiaries, hereinafter referred to as “the Company”). The Company is a specialty pharmaceutical company that primarily develops, manufactures, markets, and sells generic and proprietary injectable, inhalation, and intranasal products, including products with high technical barriers to market entry. Additionally, the Company sells insulin active pharmaceutical ingredient, or API products.  Most of the Company’s products are used in hospital or urgent care clinical settings and are primarily contracted and distributed through group purchasing organizations and drug wholesalers. The Company’s insulin API products are sold to other pharmaceutical companies for use in their own products and are being used by the Company in the development of injectable finished pharmaceutical products.  The Company’s inhalation products will be primarily distributed through drug retailers once they are brought to market.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015 and the notes thereto as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted from the accompanying condensed consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from the audited financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position, results of operations, comprehensive loss and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The Company’s results of operations, comprehensive loss and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.

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

Foreign Currency

The functional currency of the Company and its domestic and Chinese subsidiary, ANP is the U.S. dollar, or USD.  ANP maintains its books of record in Chinese Yuan. These books are remeasured into the functional currency of USD using the current or historical exchange rates. The resulting currency remeasurement adjustments and other transactional foreign exchange gains and losses are reflected in the Company’s statement of operations.

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

Comprehensive Income (Loss)

For the three months ended March 31, 2016 and 2015, the Company included its foreign currency translation as part of its comprehensive income (loss).

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In June 2014, the FASB issued an accounting standards update that requires a performance target that affects vesting of a share-based payment award and that could be achieved after the requisite service period to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized over the required service period, if it is probable that the performance target will be achieved. This guidance will be effective for fiscal years beginning after December 15, 2015, which will be the Company's fiscal 2016, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

In July 2015, the FASB issued an accounting standards update which requires entities to measure most inventories at the lower of cost and net realizable value, or NRV, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is measured at the lower of cost and net realizable value, which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. The standard will be effective for the Company for the first quarter of the Company’s fiscal 2016.  Early application is permitted. The new guidance must be applied prospectively.  The Company does not believe the adoption of this accounting guidance will have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2015, the FASB issued an accounting standards update to the balance sheet classification of deferred taxes.  Under existing standards, deferred taxes for each tax-paying jurisdiction are presented as a net current asset or liability and net long-term asset or liability. To simplify presentation, the new guidance will require that all deferred tax assets and liabilities, along with related valuation allowances, be classified as long-term on the balance sheet. As a result, each tax-paying jurisdiction will now only have one net long-term deferred tax asset or liability. The new guidance does not

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. The new guidance may be applied prospectively or retrospectively. The Company has elected to adopt the guidance early and apply the guidance prospectively, therefore, prior periods were not retrospectively adjusted. The reclassification of the Company’s deferred tax assets and liabilities does not have any impact to the Company’s net income or cash flow, thus the adoption of the guidance does not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued an accounting standards update that is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This guidance will become effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued an accounting standards update that is aimed to improve the employee share-based payment accounting.  The standard update simplifies the accounting for employee share-based payments and involves several aspects of the accounting for share-based transactions, including the potential timing of expenses, the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

3.  Business and Product Acquisitions

Acquisition of fourteen injectable products from Hikma Pharmaceuticals PLC

In March 2016, the Company acquired fourteen ANDAs, representing eleven different injectable chemical entities from Hikma Pharmaceuticals PLC for $4.0 million.  The Company plans to transfer the manufacturing of these products to its facilities in California, which will require FDA approval before the products can be launched. The Company has concluded that this transaction will be accounted for as a business combination in accordance with ASC 805.

The Company’s accounting for this acquisition is preliminary.  The fair value estimates for the $4.0 million assets acquired, which the Company allocated as intangible assets were based upon preliminary calculations and valuations, and the Company’s estimates and assumptions are subject to change as the Company obtains additional information for its estimates during the measurement period (up to one year from the acquisition date).

Acquisition of Nanjing Letop Medical Technology Co. Ltd.

In January 2016, the Company’s subsidiary, ANP, acquired Nanjing Letop Medical Technology Co. Ltd., or Letop, for $0.8 million. The Company recognized $0.5 million of goodwill, which represents the difference between the purchase price and the fair value of Letop’s net assets at acquisition. Letop had previously supplied ANP with intermediates used in making various active pharmaceutical ingredients. In March 2016, this subsidiary was renamed Nanjing Letop Fine Chemistry Co., Ltd. The Company has concluded that this transaction will be accounted for as a business combination in accordance with ASC 805.

The Company’s accounting for this acquisition is preliminary.  The fair value estimates for the $1.3 million assets acquired, which excludes the $0.5 million of goodwill, and $1.0 million liabilities assumed were based upon preliminary

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

calculations and valuations, and the Company’s estimates and assumptions are subject to change as the Company obtains additional information for its estimates during the measurement period (up to one year from the acquisition date).

Acquisition of Merck’s API Manufacturing Business

On April 30, 2014, the Company completed the acquisition of the Merck Sharpe & Dohme’s API manufacturing business in Éragny-sur-Epte, France, or the Merck API Transaction, which manufactures porcine insulin API and recombinant human insulin API, or RHI API. The purchase price of the transaction totaled €24.8 million, or $34.4 million on April 30, 2014, subject to certain customary post‑closing adjustments and currency exchange fluctuations. The terms of the purchase include multiple payments over four years as follows (see Note 12):

		U.S.
	Euros	Dollars
	(in thousands)
At Closing, April 2014	€13,252	$18,352
December 2014	4,899	5,989
December 2015	3,186	3,483
December 2016	3,186	3,618
December 2017	500	568
	€25,023	$32,010

In order to facilitate the acquisition, the Company established a subsidiary in France, AFP. The Company will continue the current site manufacturing activities, which consist of the manufacturing of porcine insulin API and RHI API. As part of the transaction, the Company has entered into various additional agreements, including various supply agreements, as well as the assignment and/or licensing of patents under which Merck was operating at this facility. In addition, certain existing customer agreements have been assigned to AFP.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The provision for chargebacks is reflected in net revenues and a reduction to accounts receivable.  The following table is an analysis of the chargeback provision:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Beginning balance	$15,217	$11,872
Provision related to sales made in the current period	32,548	42,372
Credits issued to third parties	(36,703)	(42,909)
Ending balance	$11,062	$11,335

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provision for product returns is reflected in net revenues.  The following table is an analysis of product return liability:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Beginning balance	$2,621	$2,408
Provision for product returns	(255)	803
Credits issued to third parties	(493)	(630)
Ending balance	$1,873	$2,581

For the three months ended March 31, 2016 and 2015,  the Company’s aggregate product return rate was 1.1% and 1.1%  of qualified sales, respectively.

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

For the three months ended March 31, 2016, options to purchase 10,013,154 shares of stock with a weighted-average exercise price of $16.37 per share, were excluded in the computation of diluted net income per share because the effect from the assumed exercise of these options would be anti-dilutive.

As the Company reported a net loss for the three months ended March 31, 2015, the diluted net loss per share, as reported, is equal to the basic net loss per share since the effect of the assumed exercise of stock options vesting of nonvested RSUs and issuance of common shares under the Company’s ESPP are anti-dilutive. Total stock options, nonvested RSUs, and shares issuable under the Company’s ESPP, excluded from the three months ended March 31, 2015, net loss per share were 13,180,428; 857,319, and 165,167, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the calculation of basic and diluted net loss per share for each of the periods presented:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands, except per share data)
Basic and dilutive numerator:
Net income (loss)	$2,489	$(665)
Denominator:
Shares outstanding	45,041	44,601
Contingently issuable shares – vested RSUs	—	—
Weighted-average shares outstanding — basic	45,041	44,601

Net effect of dilutive securities:
Stock options	405	—
Contingently issuable shares – nonvested RSUs	1,302	—
Contingently issuable shares – ESPP	62	—
Weighted-average shares outstanding — diluted	46,810	44,601
Net income (loss) per share — basic	$0.06	$(0.01)
Net income (loss) per share — diluted	$0.05	$(0.01)

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

The finished pharmaceutical products segment manufactures, markets and distributes enoxaparin, Cortrosyn®, Amphadase®, naloxone, lidocaine jelly, as well as various other critical and non-critical care drugs.  The API segment manufactures and distributes RHI and porcine insulin. The Company also uses RHI for internal product development.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information by reporting segment is presented below:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Net revenues:
Finished pharmaceutical products	$58,554	$50,872
API	812	6,014
Total net revenues	59,366	56,886

Gross Profit:
Finished pharmaceutical products	25,824	12,853
API	(922)	427
Total gross profit	24,902	13,280

Operating expenses	20,827	20,541

Income (loss) from operations	4,075	(7,261)
Non-operating income (expenses)	(259)	1,064

Income (loss) before income taxes	$3,816	$(6,197)

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis.  The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

Net revenues and carrying values of long-lived assets of enterprises by geographic regions are as follows:

	Net Revenue		Long-Lived Assets
	Three Months Ended
	March 31,		March 31,	December 31,
	2016	2015	2016	2015
	(in thousands)
U.S.	$58,538	$52,960	$100,290	$100,404
China	—	—	30,739	28,547
France	828	3,926	13,655	13,210
Total	$59,366	$56,886	$144,684	$142,161

7.  Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc. or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. Allergan plc has exclusive marketing rights of the Company’s enoxaparin product to the U.S. retail pharmacy market. MannKind Corporation began buying RHI API from the Company in December 2014. The Company considers these five customers to be its major customers, as each individually, and these customers collectively, represented a significant percentage of the Company’s net revenue for the

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

three months ended March 31, 2016 and 2015 and accounts receivable as of March 31, 2016 and December 31, 2015.  The following table provides accounts receivable and net revenues information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
			Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2016	2015
Allergan plc(1)	14%	12%	22%	23%
AmerisourceBergen	18%	12%	19%	16%
Cardinal Health	27%	20%	21%	18%
MannKind Corporation	—	13%	—	10%
McKesson	16%	21%	20%	19%

(1)	In June 2015, Actavis plc adopted Allergan plc as its new global name.

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

The fair values of the Company’s financial assets and liabilities measured on a recurring basis, as of March 31, 2016 and December 31, 2015, are as follows:

		Quoted Prices in
		Active Markets	Significant Other	Significant Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents:
Money market accounts	$35,556	$35,556	$—	$—
Restricted short-term investments:
Certificates of deposit	1,285	1,285	—	—

Fair value measurement as of March 31, 2016	$36,841	$36,841	$—	$—
Cash equivalents:
Money market accounts	$42,486	$42,486	$—	$—
Restricted short-term investments:
Certificates of deposit	1,285	1,285	—	—

Fair value measurement as of December 31, 2015	$43,771	$43,771	$—	$—

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

The Company adopted the required fair value measurements and disclosures provisions related to nonfinancial assets and liabilities. These assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include long-lived assets, goodwill, and intangible assets for which the fair value of assets is determined as part of the related impairment test. As of March 31, 2016 and December 31, 2015, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Goodwill and Intangible Assets

Intangible assets include product rights, trademarks, patents, land-use rights, and goodwill. The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
Product rights	12	$27,134	$23,124	$4,010
Patents	10	293	115	178
Trademarks	11	15	15	—
Land-use rights	39	2,540	304	2,236
Acquired ANDAs(1)	*	4,000	—	4,000
Other intangible assets	1	575	521	54
Subtotal	12	34,557	24,079	10,478
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill
Finished pharmaceutical products	*	4,321	—	4,321
Subtotal	*	33,546	—	33,546
As of March 31, 2016	*	$68,103	$24,079	$44,024

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
Product rights	12	$27,134	$22,679	$4,455
Patents	10	293	107	186
Trademarks	11	15	15	—
Land-use rights	39	2,540	288	2,252
Other intangible assets	1	590	533	57
Subtotal	12	30,572	23,622	6,950
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill
Finished pharmaceutical products	*	3,726	—	3,726
Subtotal	*	32,951	—	32,951
As of December 31, 2015	*	$63,523	$23,622	$39,901

*Intangible assets with indefinite lives have an indeterminable average life.

(1)In March 2016, the Company acquired fourteen ANDAs representing eleven different injectable chemical entities from Hikma Pharmaceuticals PLC for $4.0 million.  As a result, the accounting and determination of the life of the intangible asset has yet to be determined. (See note 3).

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill

The changes in the carrying amounts of goodwill were as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)
Beginning balance	$3,726	$4,467
Goodwill related to acquisition of business	444	—
Currency translation and other adjustments	151	(741)
Ending balance	$4,321	$3,726

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene® Mist, an over-the-counter bronchodilator product, for a total consideration of $29.2 million, which is its carrying value as of March 31, 2016.

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

Based on the Company’s filed version of Primatene® HFA, the Company’s plan to respond to the CRL to address the FDA’s concerns, the long history of the Primatene® trademark (marketed since 1963) and the Company’s perpetual rights to the trademark, the Company has determined that the trademark has an indefinite useful life. If the HFA version is approved by the FDA, it will be marketed under the same trade name; therefore, an impairment charge would not be required.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out method. Provisions are made for slow-moving, unsellable or obsolete items. Inventories consist of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Raw materials and supplies	$38,132	$31,878
Work in process	19,938	21,455
Finished goods	26,396	19,867
Total inventory	84,466	73,200
Less reserve for excess and obsolete inventories	(2,224)	(2,535)
Total inventory, net	$82,242	$70,665

11.  Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Building	$82,580	$82,309
Leasehold improvements	23,392	23,392
Land	6,940	6,895
Machinery and equipment	109,689	108,442
Furniture, fixtures, and automobiles	14,209	13,439
Construction in progress	22,867	19,942
Total property, plant, and equipment	259,677	254,419
Less accumulated depreciation	(114,993)	(112,258)
Total property, plant, and equipment, net	$144,684	$142,161

As of March 31, 2016, the Company had $2.8 million in capitalized manufacturing equipment that is intended to be used specifically for the manufacture of Primatene® HFA. The Company will continue to monitor developments with the FDA as it relates to its Primatene® HFA indefinite lived intangible asset in determining if there is an impairment of these related fixed assets (see Note 9).

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Debt

Debt consists of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Loans with East West Bank

Mortgage payable due September 2016	$2,192	$2,211
Equipment loan due April 2017	1,387	1,700
Line of credit facility due September 2017	—	—
Equipment loan due January 2019	4,363	4,748
Mortgage payable due February 2021	3,718	3,725
Equipment Credit line due September 2021	—	—

Loans with Cathay Bank

Line of credit facility due May 2016	—	—
Acquisition loan due April 2019	18,535	19,012
Mortgage payable due April 2021	4,437	4,460

Loans with Seine-Normandie Water Agency

French government loan 1 due March 2018	31	46
French government loan 2 due June 2020	134	128
French government loan 3 due July 2021	340	325

Payment obligation to Merck	4,119	3,942

Equipment under Capital Leases	1,013	802
Total debt and capital leases	40,269	41,099
Less current portion of long-term debt and capital leases	11,177	10,934
Long-term debt and capital leases, net of current portion	$29,092	$30,165

Loans with East West Bank

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

Equipment Loan—Due April 2017

In March 2012, the Company entered into an $8.0 million revolving credit facility. In March 2013, the Company converted the outstanding principal balance of $4.9 million into an equipment loan. Borrowings under the facility are secured by equipment purchased with debt proceeds. Borrowings under the facility bear interest at the prime rate as published by The Wall Street Journal, plus 0.25%, with a minimum interest rate of 3.50%. This facility matures in April 2017.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Line of Credit Facility—Due September 2017

In March 2012, the Company entered into a $10.0 million line of credit facility. Borrowings under the facility are secured by inventory and accounts receivable.  Borrowings under the facility bear interest at the prime rate as published by The Wall Street Journal. This facility was to mature in March 2016.  In March 2016, the Company amended the facility to increase the line of credit to $15.0 million and extended the maturity date to September 2017.  As of March 31, 2016, the Company did not have any amounts outstanding under this facility.

Equipment Loan—Due January 2019

In July 2013, the Company entered into an $8.0 million line of credit facility.  Borrowings under the facility were secured by equipment. The facility bore interest at the prime rate as published in The Wall Street Journal plus 0.25% and was to mature in January 2019.

In January 2015, the Company drew down $6.2 million from the line of credit facility. Subsequently, the facility was converted into an equipment loan with an outstanding principal balance of $6.2 million. Borrowings under the facility are secured by equipment purchased with the debt proceeds. The Company entered into a fixed interest rate swap contract on this facility to exchange the floating rate for a fixed interest payment over the life of the facility without the exchange of the underlying notional debt amount. The fair value of the derivative and unrealized loss was immaterial to the Company’s consolidated financial statement at March 31, 2016. The facility bears interest at a fixed rate of 4.48% and matures in January 2019.  As of March 31, 2016, the loan had a book value of $4.4 million, which approximates fair value.  The variable interest rate is deemed to be a Level 2 input for measuring fair value.

Mortgage Payable—Due February 2021

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

The Company refinanced the existing mortgage term loan in January 2016, which had a principal balance outstanding of $3.7 million at December 31, 2015. The loan is payable in monthly installments with a final balloon payment of $3.3 million. The loan is secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex. The loan has a variable interest rate at the prime rate as published by The Wall Street Journal. Subsequently, the Company entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest payment over the life of the loan without the exchange of the underlying notional debt amount. The loan bears interest at a fixed rate of 4.39%, and matures in February 2021. The fair value of the derivative and unrealized loss was approximately $0.1 million at March 31, 2016. As of March 31, 2016, the loan had a book value of $3.7 million, which approximates fair value. The variable interest rate is deemed to be a Level 2 input for measuring fair value.

Equipment Credit Line – Due September 2021

In March 2016, the Company entered into a $5.0 million equipment credit line with an 18-month draw down period and interest payments due monthly through September 2017 at the prime rate as published by The Wall Street Journal.  After the draw down period, the outstanding principal balance converts into a 48-month loan with principal and interest payments due monthly.  Borrowings under the facility are secured by the equipment purchased with the debt proceeds, and bears interest at the prime rate as published by The Wall Street Journal.  This facility matures in September 2021.  As of March 31, 2016, the Company has not drawn any amount on this loan. Subsequently, in April 2016, the Company

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

drew $2.9 million from the equipment line of credit.

Loans with Cathay Bank

Line of Credit Facility—Due May 2016

In April 2012, the Company entered into a $20.0 million revolving line of credit facility.  Borrowings under the facility are secured by inventory, accounts receivable, and intangibles held by the Company.  The facility bears interest at the prime rate as published by The Wall Street Journal with a minimum interest rate of 4.00%.  This revolving line of credit was to mature in May 2014.  In April 2014, the Company modified the facility to extend the maturity date to May 2016.   As of March 31, 2016, the Company did not have any amounts outstanding under this facility.

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

Mortgage Payable—Due April 2021

In March 2007, the Company entered into a mortgage term loan in the principal amount of $5.3 million, which matured in March 2014.  In April 2014, the Company refinanced the mortgage term loan, which had a principal balance outstanding of $4.6 million.  The loan is payable in monthly installments with a final balloon payment of $3.9 million.  The loan is secured by the building at the Company’s Canton, Massachusetts location and bears interest at a fixed rate of 5.42% and matures in April 2021.  As of March 31, 2016, the loan had a fair value of  $4.8 million, compared to a book value of $4.4 million. The fair value of the loan was determined by using the interest rate associated with the Company’s mortgage loans with similar terms and collateral that has variable interest rates. The fair value of debt obligations is not measured on a recurring basis and the variable interest rate is deemed to be a Level 2 input for measuring fair value.

Loans with Seine-Normandie Water Agency

In January 2015, the Company entered into three French government loans with the Seine-Normandie water agency in the aggregate amount of €0.6 million, or $0.7 million, subject to currency exchange fluctuations. The life of the loans range between three to six years, and includes annual equal payments and bears no interest over the life of the loans.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2016, the payment obligation had an aggregate book value of €0.5 million, or $0.5 million, which approximates fair value.  The fair value of the payment obligation was determined by using the interest rate associated with the Company’s acquisition loan with Cathay Bank that bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%.  The fair value of the debt obligation is not measured on a recurring basis and the variable interest rate is deemed to be a Level 2 input for measuring fair value.

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

As of March 31, 2016, the payment obligation had a book value of €3.6 million, or $4.1 million, which approximates fair value.  The fair value of the payment obligation was determined by using the interest rate associated with the Company’s acquisition loan with Cathay Bank that bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%.  The fair value of the debt obligation is not re-measured on a recurring basis and the variable interest rate is deemed to be a Level 2 input for measuring fair value.

Covenants

At March 31, 2016 and December 31, 2015, the Company was in compliance with its debt covenants, which include a minimum current ratio, minimum debt service coverage, minimum tangible net worth, and maximum debt-to-effective-tangible-net-worth ratio, computed on a consolidated basis in some instances and on a separate-company basis in others.

Equipment under Capital Leases

The Company entered into leases for certain equipment under capital leasing arrangements, which will expire at various times through 2020. The cost of equipment under capital leases was $1.7 million and $1.5 million at March 31, 2016 and December 31, 2015, respectively.

The accumulated depreciation of equipment under capital leases was $0.8 million and $0.7 million at March 31, 2016 and December 31, 2015, respectively. Depreciation of assets recorded under capital leases is included in depreciation expense in the accompanying consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.  Income Taxes

The following table sets forth the Company’s income tax provision for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)

Income (loss) before taxes	$3,816	$(6,197)
Income tax expense (benefit)	1,327	(5,532)
Net income (loss)	$2,489	$(665)
Income tax provision (benefit) as a percentage of income (loss) before income taxes	34.8%	(89.3)%

The Company’s income tax provision for the three months ended March 31, 2016 was 34.8% of income before taxes.  The Company has a full valuation allowance against its French deferred tax assets; however, a tax benefit is included in the annual effective tax rate computation due to the French entity reporting a year-to-date foreign exchange gain in other comprehensive income. The blended effective income tax rate expected for the year ending December 31, 2016 is 34.4%.  This effective tax rate factors in various permanent differences, including domestic deductions, the impact of foreign operations, and various credits. The Company’s income tax benefit of 89.3% during the three months ended March 31, 2015 factored in similar permanent items, as well as the impact of its foreign operations.

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

In connection with the AFP purchase accounting in 2014, the Company recorded a valuation allowance against an intangible deferred tax asset of €3.2 million, or $4.4 million with an offsetting entry to goodwill, since management did not believe that it was more likely than not that the deferred tax asset would be realized.  In March 2015, the Company reversed the €3.2 million, or $3.3 million deferred tax valuation allowance in conjunction with the transfer of AFP’s intangible assets from France to the U.S.  The difference in U.S. dollars relates to the currency exchange fluctuation, which is recorded in the Company’s accumulated other comprehensive loss as a foreign currency translation adjustment.

In 2015, the Company assessed the realizability of the deferred tax assets for AFP. Due to the potential impact of reduced revenues from the MannKind contract and other factors, the Company determined that it was not more likely than not that the net deferred tax assets of AFP would be realized and established a full valuation allowance of $0.9 million as of December 31, 2015.

In 2016, for computing its annual effective tax rate, the Company did not benefit from its losses in the states where it files separately.  This increased the Company’s income tax expense by $0.1 million during the three months ended March 31, 2016.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Stockholders' Equity

A summary of the changes in stockholders’ equity for the three months ended March 31, 2016 consisted of the following:

Three Months
Ended
March 31,
2016
(in thousands)

Stockholders’ equity as of December 31, 2015	$295,510
Net income	2,489
Accumulated other comprehensive income	436
Exercise of stock options	104
Nonemployee share-based compensation expense	453
Employee share-based compensation expense	3,398
Repurchase of common stock(1)	(1,083)
Purchase of treasury stock	(4,722)
Stockholders’ equity as of March 31, 2016	$296,585

(1)	Repurchase of common stock relating to the tax withholding of equity award settlements.

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

As of March 31, 2016, the Company has issued 124,380 shares of common stock under the ESPP and 1,875,620 shares of its common stock remained available for issuance.

For the three months ended March 31, 2016 and 2015,  the Company recorded ESPP expense of $0.1 million and $0.1 million, respectively.

Share Buyback Program

On November 6, 2014 the Company’s Board of Directors authorized a $10.0 million share buyback program, which was completed in December 2015. On November 10, 2015, the Company’s Board of Directors authorized an additional $10.0 million share buyback program. The primary goal of the programs is to offset dilution created by the Company’s equity compensation programs.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

repurchased shares are accounted for under the cost method and are included as a component of treasury stock in the Company’s Consolidated Balance Sheets.

Pursuant to the Company’s share repurchase program, the Company purchased 398,600 shares of its common stock during the three months ended March 31, 2016 for total consideration of $4.7 million.

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

As of March 31, 2016, the Company reserved an aggregate of 3,811,063 shares of common stock for future issuance under the 2015 Plan, including an additional 1,129,962 shares reserved under the 2015 Plan pursuant to an evergreen provision.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted-averages for key assumptions used in determining the fair value of options granted during the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended
	March 31,
	2016	2015
Average volatility	30.2%	27.5%
Risk-free interest rate	1.6%	1.3%
Weighted-average expected life in years	5.7	4.7
Dividend yield rate	—%	—%

A summary of option activity under all plans for the three months ended March 31, 2016 is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2015	12,240,467	$15.41
Options granted	2,225,900	11.85
Options exercised	(9,200)	11.31
Options cancelled	(15,235)	14.03
Options expired	(105,693)	24.12
Outstanding as of March 31, 2016	14,336,239	$14.80	4.89	$3,670
Exercisable as of March 31, 2016	7,896,359	$16.10	3.44	$2,024

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock for those awards that have an exercise price below the estimated fair value at March 31, 2016.

For the three months ended March 31, 2016 and 2015,  the Company recorded stock option expense related to employees under all plans of $2.1 million and $1.6 million, respectively.

Information relating to option grants and exercises is as follows:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands, except per share data)
Weighted-average grant date fair value	$3.37	$3.53
Intrinsic value of options exercised	15	189
Cash received	104	910
Total fair value of the options vested during the year	3,259	1,423

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the status of the Company’s nonvested options as of March 31, 2016, and changes during the three months ended March 31, 2016, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Nonvested as of December 31, 2015	5,202,095	$3.44
Options granted	2,225,900	3.37
Options vested	(972,880)	3.35
Options forfeited	(15,235)	4.89
Nonvested as of March 31, 2016	6,439,880	3.42

As of March 31, 2016, there was $15.8 million of total unrecognized compensation cost, net of forfeitures, related to nonvested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.6 years and will be adjusted for future changes in estimated forfeitures.

Deferred Stock Units/Restricted Stock Units

Beginning in 2007, the Company granted deferred stock units, or DSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years, and commencing in 2015, such equity was issued as restricted stock units, or RSUs (such RSUs and DSUs are collectively referred to herein as RSUs). The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period.  The Company recorded a total expense of $1.4 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively, for these RSU awards.

As of March 31, 2016, there was $13.3 million of total unrecognized compensation cost, net of forfeitures, related to nonvested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.8 years and will be adjusted for future changes in estimated forfeitures.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
		Value of RSUs
		Issued
	Total RSUs	as
	Issued	Compensation(1)
		(in thousands)
RSUs outstanding at December 31, 2015	866,540
RSUs granted	661,228	$7,492
RSUs forfeited	(2,151)
Common stock delivered	(133,010)
RSUs surrendered for taxes	(90,550)
RSUs outstanding at March 31, 2016	1,302,057

(1)	The total fair market value is derived from the number of RSUs granted times the current stock price on the date of grant.

Equity Awards to Consultants

The Company has entered into various consulting agreements with Company stockholders and outside consultants. Consulting expenses are accrued as services are rendered. Consulting services are paid in cash and/or in common stock or stock options. Share-based compensation expense is recorded over the service period based on the estimated fair market value of the equity award at the date services are performed or upon completion of all services under the agreement. During the three months ended March 31, 2016, the Company recorded approximately $0.1 million in share-based compensation related to the issuance of equity awards for services rendered by consultants. During the three months ended March 31, 2015, the Company recorded an immaterial amount of share-based compensation related to the issuance of equity awards for services rendered by consultants.

The Company recorded share-based compensation expense under all plans and is included in the Company’s consolidated statement of operations as follows:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Cost of revenues	$799	$488
Operating expenses:
Selling, distribution and marketing	66	40
General and administrative	2,646	1,490
Research and development	340	212
Total share-based compensation	$3,851	$2,230

15.  Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 4% of employee contributions, or up to 2% of their annual compensation, and pays the administrative costs of the Plan. Employer contributions vest over four years. Total employer contributions for the three months ended March 31, 2016 and 2015 were approximately $0.2 million and $0.2 million, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The liability under the plan is based on a discount rate of 1.75% as of March 31, 2016 and December 31, 2015.  The liability is included in accrued liabilities in the accompanying consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $1.7 million and $1.6 million at March 31, 2016 and December 31, 2015, respectively.   The Company recorded an immaterial amount of expense under the plan for the three months ended March 31, 2016 and 2015.

16.  Commitments and Contingencies

Distribution Agreement with Allergan plc

In May 2005, the Company entered into an agreement to grant certain exclusive marketing rights for its enoxaparin product to Andrx Pharmaceuticals, Inc., or Andrx, which generally extends to the U.S. retail pharmacy market. To obtain such rights, Andrx made a non-refundable, upfront payment of $4.5 million to the Company upon execution of the agreement, which was classified as deferred revenues. Under the agreement, the Company is paid a fixed cost per unit sold to Andrx and also shares in the gross profits (as defined) from Andrx’s sales of the product in the U.S. retail pharmacy market. In November 2006, Watson Pharmaceuticals, Inc., or Watson, acquired Andrx and all of the rights and obligations associated with the agreement. In January 2013, Watson adopted Actavis, Inc. as its new global name. In March 2015, Actavis acquired Allergan plc and adopted Allergan plc as its new global name in June 2015.  The agreement has a term that expires in January 2019 and can be extended by Allergan for an additional three years. The agreement may only be terminated prior to the end of the term by either party in the case of a breach of contract or insolvency of the other party, by the Company if Allergan fails to purchase a minimum number of units and by Allergan if an infringement claim is made against Allergan.

In January 2012, the Company launched enoxaparin, beginning the seven-year period in which Allergan has the exclusive marketing rights for the Company’s enoxaparin product in the U.S. retail pharmacy market and the start of the Company’s recognition of the $4.5 million deferred revenue over this period on a straight-line basis. Allergan has an option to renew the agreement for an additional three years.  As of March 31, 2016 and December 31, 2015, the balance of the deferred revenue was $1.8 million and $2.0 million, respectively.

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

Supply Agreement with MannKind Corporation

On July 31, 2014, the Company entered in a supply agreement with MannKind Corporation, or MannKind, pursuant to which the Company will manufacture for and supply to MannKind certain quantities of RHI for use in MannKind’s product Afrezza®. Under the terms of the supply agreement, the Company will be responsible for manufacturing the RHI in accordance with MannKind’s specifications and agreed-upon quality standards.  MannKind has agreed to purchase

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

annual minimum quantities of RHI under the supply agreement of an aggregate amount of approximately €120.1 million, or approximately $146.0 million, in calendar years 2015 through 2019.

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

By mutual agreement, MannKind did not purchase the full contractually obligated quantities of RHI in 2015. The 2015 sales of RHI to MannKind were $20.8 million. In October 2015, MannKind informed the Company they were not going to exercise the option to purchase additional quantities of RHI for 2016 under the supply option agreement. Accordingly, MannKind paid the Company a capacity cancellation fee in October 2015 for not exercising its minimum annual purchase option for 2016. The Company recognized this payment as revenue in fiscal 2015. The Company is currently in discussions with MannKind regarding the timing of future purchases.

Collaboration Agreement with a Medical Device Manufacturer

The Company has entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by the Company for one of its pipeline products. As of March 31, 2016, the Company has paid an upfront payment of $0.5 million and $0.4 million in milestone payments under this agreement, which was classified as research and development expense. The Company is obligated to pay up to an additional $1.7 million if certain milestones are met. If the medical device manufacturer is successful in the development of this drug delivery system and the Company’s pipeline products receive appropriate regulatory approval, the Company intends to enter into a commercial supply agreement with such medical device manufacturer for a minimum purchase of 1.0 million units during the first 12 months.

Operating Lease Agreements

The Company leases real and personal property, in the normal course of business, under various non-cancelable operating leases. The Company, at its option, can renew a substantial portion of its leases, at the market rate, for various renewal periods ranging from one to six years. Rental expense under these leases for the three months ended March 31, 2016 and 2015 was approximately $0.8 million and $0.8 million, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Purchase Commitments

As of March 31, 2016, the Company has entered into commitments to purchase equipment and raw materials for an aggregate of $17.5 million. The Company anticipates that most of these commitments will be fulfilled by 2017.

The Company entered into agreements with a Chinese governmental entity to acquire land-use rights to real property in Nanjing, China. Under the terms of these agreements, the Company committed to invest capital in its wholly-owned subsidiary, ANP, and to develop these properties as an API manufacturing facility for the Company’s pipeline products. In conjunction with these agreements, ANP modified its business license on July 3, 2012 to increase its authorized capital. As of March 31, 2016, the Company had invested approximately $49.0 million in ANP of its registered capital commitment of $61.0 million. The Company has committed to invest an additional $12.0 million in ANP by December 2017. This investment in ANP will result in cash being transferred from the U.S. parent company to ANP.

Per these agreements, in January 2010, the Company acquired certain land-use rights with a carrying value of $1.2 million.  In addition, the Company purchased additional land-use rights in November 2012 for $1.3 million.  The Company committed to spend approximately $15.0 million in land development.  The agreements require the construction of fixed assets on the property and specified a timetable for the construction of these fixed assets. The current pace of development of the property is behind the schedules described in the purchase agreements and, per the purchase agreement, potential monetary penalties could result if the development is delayed or not completed in accordance with the guidelines stated in the purchase agreements. The Company is in discussions with the Chinese government regarding the development and believes that the likelihood of incurring any penalty is remote.

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

In January 2013, the Company moved for summary judgment of non‑infringement of both patents. Momenta and Sandoz withdrew their allegations as to the ‘466 patent, and in July 2013, the District Court granted the Company’s motion for summary judgment of non‑infringement of the ‘886 patent and denied Momenta and Sandoz’s motion for leave to amend infringement contentions. On January 24, 2014, the District Court judge entered final judgment in the Company’s favor on both patents. Momenta and Sandoz also filed a motion to collect attorneys’ fees and costs relating to a discovery motion, which the District Court granted. On May 9, 2016, the District Court issued an order imposing fees and costs of approximately $0.4 million in relation to this discovery motion. This amount has been accrued in the General and Administrative expense for the quarter ended March 31, 2016.  On January 30, 2014, Momenta and Sandoz filed a notice of appeal to the Federal Circuit appealing the court’s final judgment including summary judgment denying Momenta and Sandoz’s motion for leave to amend their infringement contentions. The Company intends to attempt to collect the $100.1 million bond posted by Momenta and Sandoz following a decision on the merits in the event the Company prevails.

Following appeal briefing filed by the parties, the Federal Circuit held oral argument on May 4, 2015. On November 10, 2015, the Federal Circuit panel affirmed-in-part and vacated-in-part the decision of the District Court granting summary

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

judgment of non-infringement as to the Company, and it remanded the case to the District Court for further proceedings consistent with its opinion. The Federal Circuit panel affirmed the District Court’s holding in the Company’s favor that the Company does not infringe under 35 U.S.C. 271(g), and the panel vacated the grant of summary judgment to the extent it was based on the determination that the Company’s activities fall within the 35 U.S.C. 271(e)(1) safe harbor. The Federal Circuit panel also left to the District Court’s discretion whether to reconsider on remand its denial of leave for Momenta and Sandoz to amend their infringement contentions. On January 11, 2016, the Company filed a Petition for Rehearing En Banc with the Federal Circuit. On February 17, 2016, the Federal Circuit denied the Company’s Petition, and the Federal Circuit issued its mandate on February 24, 2016, whereby the case will return to the District Court for further proceedings.  On March 18, 2016, the parties filed a joint status report with the District Court. The Company intends to vigorously defend this case on further appeal and/or in the District Court.

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

On July 27, 2015, Aventis filed a request for attorneys’ fees with the District Court, and on August 3, 2015, the Company filed objections to Aventis’s request. On July 20, 2015, the Company filed with the Ninth Circuit a notice of appeal of the District Court’s dismissal of the case, and Aventis filed a notice of cross-appeal on August 5, 2015. On November 12, 2015, Aventis filed a pleading asking that the District Court impose various monetary penalties and fines against the Company, including disgorgement of enoxaparin revenues and attorneys’ fees expended by Aventis in this action, based on Aventis’s allegations that the Company engaged in sanctionable conduct. On November 23, 2015, the District Court issued an order setting forth a procedure for sanctions proceedings as to the Company as well as its outside counsel. On December 24, 2015, the Company filed a pleading with the District Court opposing the imposition of sanctions, and on January 20, 2016, Aventis filed a response pleading further pressing for the imposition of sanctions. On May 6, 2016, the District Court issued three orders requesting that the Company and its outside counsel file a document showing cause as to why sanctions should not be imposed and to set up a conference call with the partiers and the court to discuss whether any discovery and/or a hearing is necessary. The Company intends to continue to vigorously defend against any such imposition of sanctions. On March 28, 2016, the Company filed its opening brief with the Ninth Circuit Court of Appeals setting forth detailed arguments as to why the False Claims Act litigation should not have been dismissed by the District Court. While the outcome of litigation is inherently uncertain, the Company believes Aventis’s request is without merit, and it intends to vigorously defend this case.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Momenta/Sandoz Antitrust Litigation

On September 17, 2015, the Company initiated a lawsuit by filing a Complaint in the Central District of California against Momenta and Sandoz. The Company’s complaint generally asserts that Momenta and Sandoz have engaged in certain types of illegal, monopolistic, and anticompetitive conduct giving rise to various causes of action against them. On December 9, 2015, Defendants filed a motion to dismiss and a motion to transfer the case to the District of Massachusetts. On January 4, 2016, the Company filed oppositions to both motions. On January 26, 2016, the District Court of the Central District of California granted Defendants’ motion to transfer and did not rule on Defendants’ motion to dismiss. Accordingly, the case was transferred to the District of Massachusetts and is currently awaiting further action by the District Court of the District of Massachusetts. On February 9, 2016, the Company filed a writ of mandamus with the Ninth Circuit Court of Appeals to attempt to appeal the District Court of the Central District of California’s granting of Defendants’ motion to transfer to the District of Massachusetts. On May 9, 2016, the parties filed a joint status report with the District Court advising the court that briefing on the motion to dismiss has been completed and requesting oral arguments.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and the results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Condensed Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management, and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under the “Special Note About Forward-Looking Statements,” above and described in greater detail elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2015, particularly in Item 1A. “Risk Factors”.

Overview

Amphastar Pharmaceuticals, Inc., together with our wholly-owned subsidiaries, International Medication Systems, Limited, or IMS; Armstrong Pharmaceuticals, Inc., or Armstrong; Amphastar Nanjing Pharmaceuticals Co., Ltd., or ANP; and Amphastar France Pharmaceuticals, S.A.S., or AFP, is a specialty pharmaceutical company that focuses primarily on developing, manufacturing, marketing and selling technically-challenging generic and proprietary injectable, inhalation and intranasal products.  Additionally, we sell insulin active pharmaceutical ingredient, or API products. We currently manufacture and sell 19 products including Amphadase®, which we re-launched in the fourth quarter of 2015.  Additionally, we are developing a portfolio of 14 generic abbreviated new drug applications, or ANDAs, three generic biosimilar and six proprietary injectable and inhalation product candidates.

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

Our pipeline of over 20 generic and proprietary product candidates is in various stages of development and targets a variety of indications. With respect to these product candidates, we have four ANDAs and two NDAs on file with the FDA.

In addition to our existing pipeline, we acquired fourteen ANDAs in March 2016, representing eleven different injectable chemical entities from Hikma Pharmaceuticals PLC. We plan to transfer the product candidates to our facilities in California, which will require FDA approval before the product candidates can be launched.

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

Business Segments

Our performance will be assessed and resources will be allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) API products.  The finished pharmaceutical products segment currently manufactures, markets and distributes enoxaparin, Cortrosyn®, Amphadase® naloxone, lidocaine jelly, as well as various other critical and non-critical care drugs.  The API segment currently manufactures and distributes recombinant human insulin, or RHI and porcine insulin. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see "Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Segment Reporting."

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net revenues

	Three Months Ended
	March 31,		Change
	2016	2015	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products
Enoxaparin	$18,358	$23,842	$(5,484)	(23)%
Other products	40,196	27,030	13,166	49%
Total finished pharmaceutical products	$58,554	$50,872	$7,682	15%
API	812	6,014	(5,202)	(86)%
Total net revenues	$59,366	$56,886	$2,480	4%
Cost of revenues
Finished pharmaceutical products	$32,729	$38,019	$(5,290)	(14)%
API	1,735	5,587	(3,852)	(69)%
Total cost of revenues	$34,464	$43,606	$(9,142)	(21)%
Gross profit	$24,902	$13,280	$11,622	88%
as % of net revenues	42%	23%

Net revenues were $59.4 million and $56.9 million for the three months ended March 31, 2016 and 2015, respectively, representing an increase of $2.5 million, or 4%. The increase was primarily due to an increase in sales of other finished pharmaceutical products largely due to an increase in sales of naloxone to $10.3 million from $6.7 million, primarily as a result of increased unit volumes. Pricing of naloxone was down in the first quarter of 2016 compared to the fourth quarter of 2015, as the company increased discounting and rebates. Sales of phytonadione increased to $6.1 million from $2.6 million and sales of lidocaine increased to $9.9 million from $7.2 million. These increases were partially offset by a decrease of sales of enoxaparin, which decreased $5.5 million to $18.4 million on lower average selling prices.  Additionally, our insulin API business had decreased sales of RHI and porcine insulin by $5.2 million as a result of no sales to MannKind in the first quarter of 2016.

We expect that the declines in the average selling price of enoxaparin will continue and that unit volume will decline in the near term as a result of increased competition. We believe this trend will be partially offset by pricing increases on several other finished pharmaceutical products. Net revenues would also be impacted if sales of our products were affected by any manufacturing or production issues, supply chain interruptions or unexpected regulatory issues.

Although quarterly sales may fluctuate, we anticipate that sales of insulin API will continue to decrease due to reduced sales of RHI to MannKind. In addition, most of our API sales are denominated in Euros, and the fluctuation in the value of the Euro versus the dollar compared to 2015 has had, and will continue to have, an impact on API sales revenues in the near term.

Cost of revenues

Cost of revenues was $34.5 million and $43.6 million for the three months ended March 31, 2016 and 2015, respectively, representing a decrease of $9.1 million, or 21%. The decrease was primarily due to a decrease in average cost per unit of enoxaparin and reduced shipments of RHI. Gross profit as a percentage of net revenues increased because of a lower average heparin material costs and higher average prices of several finished pharmaceutical products.

Additional factors affecting gross profit in the first quarter of 2016 included an increase in manufacturing volume for both marketed and research and development products at the Amphastar site, which increased overhead absorption. This benefit was partially offset by increased personnel costs at both the Amphastar and IMS sites.

Declining prices and unit volume of enoxaparin will put downward pressure on gross margins, but we believe this trend will be partially offset by increases in prices of several other finished pharmaceutical products. As a result, gross margin is expected to be variable depending on revenue mix.

Selling, distribution and marketing and general and administrative

	Three Months Ended
	March 31,		Change
	2016	2015	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$1,352	$1,522	$(170)	(11)%
General and administrative	10,870	12,451	(1,581)	(13)%
Impairment of long-lived assets	217	—	217	N/A

General and administrative expenses were $10.9 million and $12.5 million for the three months ended March 31, 2016 and 2015, respectively, representing a decrease of $1.6 million, or 13%. The decrease was primarily due the effect on the first quarter of 2015 of a $3.3 million settlement in 2015 relating to our California employment litigation.  This decrease was partially offset by an increase in personnel costs and legal expenses.

We expect general and administrative expenses will increase on an annual basis due to increased costs associated with compliance with public company reporting obligations.

Research and development

	Three Months Ended
	March 31,		Change
	2016	2015	Dollars	%
	(in thousands)
Research and development	$8,388	$6,568	$1,820	28%

Research and development expenses were $8.4 million and $6.6 million for the three months ended March 31, 2016 and 2015, respectively, representing an increase of $1.8 million, or 28%. This increase was primarily due to an increase in clinical trial expense largely related to our intranasal naloxone product candidate and to product candidates in our other pipeline products, as well as an increase in personnel costs.

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

The following table sets forth our research and development expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,		Change
	2016	2015	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$3,587	$2,838	$749	26%
Clinical trials	845	98	747	762%
FDA fees	14	115	(101)	(88)%
Testing, operating and lab supplies	1,885	1,674	211	13%
Depreciation	1,215	1,113	102	9%
Other expenses	842	730	112	15%
Total research and development expenses	$8,388	$6,568	$1,820	28%

Provision for income tax expense (benefit)

	Three Months Ended
	March 31,		Change
	2016	2015	Dollars	%
	(in thousands)
Income tax expense (benefit)	$1,327	$(5,532)	$6,859	NM
Effective tax rate	35%	(89)%

Provision for income tax expense was $1.3 million for the three months ended March 31, 2016 compared to an income tax benefit of $5.5 million for the three months ended March 31, 2015, representing an increase in income tax expense of $6.8 million.  The increase in income tax expense is related to a pre-tax income during the first quarter of 2016 compared to a pre-tax loss during the first quarter of 2015.  Additionally, in 2015 there was a reversal of a deferred tax valuation allowance which had previously been reserved that contributed to the income tax benefit.

Liquidity and Capital Resources

Cash Requirements and Sources

We need capital resources to maintain and expand our business. We expect our cash requirements to increase significantly in the foreseeable future as we sponsor clinical trials for, seek regulatory approvals of, and develop, manufacture and market our current development‑stage product candidates and pursue strategic acquisitions of businesses or assets. Our future capital expenditures include projects to upgrade, expand and improve our manufacturing facilities in the United States, China and France. Our cash obligations include the principal and interest payments due on our existing loans and lease payments, as described below and throughout this Quarterly Report on Form 10-Q. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for the next 12 months. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

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

Working capital decreased $7.5 million to $108.5 million at March 31, 2016 compared to $116.0 million at December 31, 2015.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the three months ended March 31, 2016:

Three Months Ended
March 31, 2016
(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$13,930
Investing activities	(9,420)
Financing activities	(7,033)
Effect of exchange rate changes on cash	(219)
Net decrease in cash and cash equivalents	$(2,742)

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $13.9 million for the three months ended March 31, 2016, which included net income of $2.5 million. Non-cash items were comprised of $3.4 million of depreciation and amortization, and $3.9 million of share-based compensation expense. This was partially offset by a change of $2.9 million in operating assets and liabilities which was primarily due to the reduction of accounts receivable and by an inventory increase.

Investing Activities

Net cash used in investing activities was $9.4 million for the three months ended March 31, 2016 and was primarily due to $4.0 million for the purchase of the fourteen ANDAs from Hikma Pharmaceuticals PLC, $0.8 million relating to the acquisition of Nanjing Letop Medical Technology, Co. Ltd., or Letop, and $3.9 million in purchases of property, machinery, and equipment, including the associated capitalized labor and interest on self-constructed assets. Additionally, $0.7 million in deposits were made for machinery and equipment during the first quarter of 2016.

Financing Activities

Net cash used by financing activities of $7.0 million for the three months ended March 31, 2016 was primarily related to $5.8 million for the repurchase of our common stock and $5.1 million in principal payments on our long-term debt.  This was partially offset by an increase of $3.7 million in proceeds from issuance on long-term debt relating to the refinancing of one of our mortgage loans.

Indebtedness

For more information regarding our outstanding indebtedness, see “Part I – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.”

Contractual Obligations

There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, except that our outstanding debt obligations have changed as follows:

	March 31,	December 31,
	2016	2015	Change
	(in thousands)
Short-term debt and current portion of long-term debt	$11,177	$10,934	$243
Long-term debt	29,092	30,165	(1,073)
Total debt	$40,269	$41,099	$(830)

As of March 31, 2016, we had $40.0 million in unused borrowing capacity under revolving lines of credit with Cathay Bank and East West Bank.

We have entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by us for one of our pipeline products. As of March 31, 2016, we have paid an upfront payment of $0.5 million and $0.4 million in milestone payments under this agreement, which was classified as research and development expense. We are obligated to pay up to an additional $1.7 million if certain milestones are met. If the medical device manufacturer is successful in the development of this drug delivery system and the Company’s pipeline products receive appropriate regulatory approval, we intend to enter into a commercial supply agreement with such medical device manufacturer for a minimum purchase of 1.0 million units during the first 12 months.

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

In November 2015, the FASB issued an accounting standards update to the balance sheet classification of deferred taxes.  Under existing standards, deferred taxes for each tax-paying jurisdiction are presented as a net current asset or liability and net long-term asset or liability. To simplify presentation, the new guidance will require that all deferred tax assets and liabilities, along with related valuation allowances, be classified as long-term on the balance sheet. As a result, each tax-paying jurisdiction will now only have one net long-term deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. The new guidance may be applied prospectively or retrospectively. We have elected to adopt the guidance early and apply the guidance prospectively, therefore, prior periods were not retrospectively adjusted. The reclassification of our deferred tax assets and liabilities does not have any impact to our net income or cash flow, thus the adoption of the guidance does not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued an accounting standards update that is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This guidance will become effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued an accounting standards update that is aimed to improve the employee share-based payment accounting.  The standard update simplifies the accounting for employee share-based payments and involves several aspects of the accounting for share-based transactions, including the potential timing of expenses, the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements and related disclosures.

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

From January 19 through January 22, 2015, our facility in Éragny-Sur-Epte, France was subject to an inspection by the French National Agency for Medicines and Health Products Safety (Agence nationale de sécurité du médicament et des produits de santé), or ANSM. The inspection included a review of current EU Good Manufacturing Practices, or EU-GMP for Medicinal Products for Human and Veterinary Use (EU-GMP Part II for Active Substances) and Manufacture of Biological Active Substances and Medicinal Products for Human Use (EU-GMP Annex 2). The inspections resulted in various observations issued formally to the facility. We responded to those observations on March 13, 2015, with a minor follow up response on April 3, 2015. We received acknowledgment from ANSM that our responses to the observations were satisfactorily addressed and this facility was issued a certificate of EU-GMP compliance from the Agency dated April 9, 2015 that is valid until January 2018.

From July 22, 2015 through August 10, 2015, our IMS facility in South El Monte, California was subject to an inspection by the FDA. The inspection included a review of our compliance with cGMP regulations and preapproval inspections for abbreviated new drug applications currently being reviewed by the FDA. The inspections resulted in multiple observations on Form 483, and FDA form on which deficiencies are noted after an FDA inspection. We responded to those observations on August 31, 2015. We believe that our responses to the Form 483 will satisfy the FDA and that no significant further actions will be necessary.

From February 29, 2016 through March 4, 2016, our facility in Éragny-sur-Epte, France was subject to an inspection by the FDA. The inspection included a review of Quality Systems, Production Controls, Laboratory Controls, Material Management, and Facilities and Equipment Maintenance. The inspection resulted in multiple observations on Form 483. We responded to those observations on March 24, 2016. We believe our response to the Form 483 will satisfy the FDA and no further actions will be necessary.

From April 25, 2016 through April 28, 2016, our facility in Nanjing, China was subject to an inspection by the FDA. The inspection included a review of Quality Systems, Production Controls, Laboratory Controls, Material Management, and Facilities and Equipment Maintenance. The inspection resulted in no observations on Form 483.

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

Investment Risk

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary.  As of March 31, 2016, we did not have any such investments.

As of March 31, 2016, we had $4.9 million deposited in four banks located in China and $3.6 million deposited in one bank located in France. We also maintained $35.6 million in Money Market Insured Deposit Account Service, or MMIDAS, and Insured Cash Sweep, or ICS, accounts as of March 31, 2016.  The remaining amounts of our cash equivalents as of March 31, 2016, are in non-interest bearing accounts.

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

As of March 31, 2016, we had $40.3 million in long-term debt and capital leases outstanding.  Of this amount, $22.1 million had variable interest rates with a weighted-average interest rate of 3.9% at March 31, 2016.  An increase in the index underlying these rates of 1% (100 basis points) would increase our annual interest expense on the variable-rate debt by approximately $0.2  million per year.

Foreign Currency Rate Risk

Our products are primarily sold in U.S. domestic market, and for the three months ended March 31, 2016 and 2015, foreign sales were minimal. Therefore, we have little exposure to foreign currency price fluctuations. However, as a result of our acquisition of the API manufacturing business in Éragny-sur-Epte, France, we are exposed to market risk related to changes in foreign currency exchange rates. Specifically, our insulin sales contracts are primarily denominated in Euros, which are subject to fluctuations relative to the U.S. dollar, or USD. We do not currently hedge our foreign currency exchange rate risk. At this time, an immediate 10% change in currency exchange rates would not have a material effect on our financial position, results of operations or cash flows.

Our Chinese subsidiary, Amphastar Nanjing Pharmaceuticals, Limited, or ANP, maintains their books of record in Chinese Yuan. These books are remeasured into the functional currency of USD, using the current or historical exchange rates. The resulting currency re-measurement adjustments and other transactional foreign exchange gains and losses are reflected in our statement of operations.

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

As of March 31, 2016, our foreign subsidiaries had receivables denominated in foreign currencies in the amount of $1.7 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable level of assurance due to a material weakness in internal control over financial reporting discussed below (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For the year ended December 31, 2015, we identified a material weakness in our internal control over financial reporting in the area of non-standard and complex transactions. The accounting for certain non-standard and complex transactions were not analyzed and/or reviewed in sufficient detail by knowledgeable personnel to reach the appropriate accounting conclusion to properly record the transaction. The number of errors identified and the commonality of the root cause of the adjustments (namely, inadequate resources to provide for a more thorough and precise review in these areas), leads us to conclude that there is a material weakness in internal controls. Recognizing this material weakness and the resulting errors identified, management performed additional analyses and supplementary review procedures and has concluded that the effects of these errors were not material to any prior year or prior quarters’ previously reported amounts. Despite the existence of this material weakness, we believe the consolidated financial statements included in this Quarterly Report on Form 10-Q present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

ITEM 1A. RISK FACTORS

Except as noted below, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 15, 2016.

Jack Yongfeng Zhang and Mary Ziping Luo have pledged shares of our common stock to secure certain borrowed funds. The forced sale of these shares pursuant to a margin call could cause our stock price to decline and negatively impact our business.

Beginning in September 30, 2015, UBS Bank USA, has made extensions of credit in the aggregate amount of $4.8 million to Applied Physics & Chemistry Laboratories, Inc. which is owned solely by Jack Yongfeng Zhang and Mary Ziping Luo. The loan is pledged by 1,907,898 shares of our common stock currently held by Dr. Zhang and Dr. Luo. Interest on the loan accrues at market rates. UBS Bank USA received customary fees and expense reimbursements in connection with these loans.

We are not a party to these loans, which are full recourse against Applied Physics & Chemistry Laboratories, Inc. and are secured by pledges of a portion of our common stock currently beneficially owned by Dr. Zhang and Dr. Luo.

If the price of our common stock declines, Dr. Zhang and Dr. Luo may be forced by UBS Bank USA to provide additional collateral for the loans or to sell shares of our common stock held by them in order to remain within the margin limitations imposed under the terms of their loans. The loans between these banking institutions on the one hand, and Dr. Zhang and Dr. Luo on the other hand, prohibit the non-pledged shares currently owned by Dr. Zhang and Dr. Luo from being pledged to secure any other loans. These factors may limit Dr. Zhang and Dr. Luo’s ability to either pledge additional shares of our common stock or sell shares of our common stock held by them as a means to avoid or satisfy a margin call with respect to their pledged common stock in the event of a decline in our stock price that is large enough to trigger a margin call. Any sales of common stock following a margin call that is not satisfied may cause the price of our common stock to decline further.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock.

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
January 1 – January 31, 2016	108,000	$12.84	108,000	—
February 1 – February 29, 2016	139,200	11.37	139,200	—
March 1 – March 31, 2016	151,400	11.50	151,400	—

(1)

During the first quarter of 2016, we repurchased shares of our common stock as part of the $10.0 million share buyback program authorized by our Board of Directors in November 2015.  As of March 31, 2016 $5.1 million remained available under such program.

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

Date: May 10, 2016

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 10, 2016

AMPHASTAR PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q

For the Quarterly Period Ended March 31, 2016

Exhibit No.	Description
10.1	Equipment Line of Credit Agreement, dated March 7, 2016, between International Medication Systems, Limited and East West Bank in the principal sum of $5,000,000

10.2	Fifth Modification to the Revolving Line of Credit Agreement, dated March 7, 2016, between International Medication Systems, Limited and East West Bank in the principal sum of $15,000,000

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

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