Form 10-Q
period 2016-06-30
Amphastar Pharmaceuticals, Inc.
filed 2016-08-09
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

The number of shares outstanding of the Registrant’s only class of common stock as of August 2, 2016 was 45,121,158.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

Special Note About Forward-Looking Statements

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the sales and marketing of our products, including our enoxaparin product during and following termination of our profit sharing agreement with Actavis;

•	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;

•	the timing and likelihood of FDA approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;

•	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;

•	our ability to compete in the development and marketing of our products and product candidates;

•	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;

•	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our API customers;

•	the potential for our marketed products to be withdrawn due to patient adverse events or deaths, or if we fail to secure FDA approval for products subject to the Prescription Drug Wrap-Up program;

•	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;

•	the amount of price concessions or exclusion of suppliers adversely affecting our business;

•	our ability to establish and maintain intellectual property protection from our products and our ability to successfully defend our intellectual property in cases of alleged infringement;

•	the implementation of our business strategies, product development strategies and technology utilization;

•	the potential for exposure to product liability claims;

•	future acquisitions or investments, including the anticipated benefits of such acquisitions or investments;

•	our ability to expand internationally;

•	economic and industry trends and trend analysis;

•	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	our remediation efforts for a material weakness in our internal control over financial reporting; and

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$66,660	$66,074
Restricted cash and restricted short-term investments	1,390	1,285
Accounts receivable, net	23,128	33,233
Inventories, net	88,327	70,665
Income tax refund and deposits	56	238
Prepaid expenses and other assets	1,752	4,439
Total current assets	181,313	175,934
Property, plant, and equipment, net	148,647	142,161
Goodwill and intangible assets, net	43,298	39,901
Other assets	7,884	4,696
Deferred tax assets	27,444	27,444

Total assets	$408,586	$390,136

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$18,767	$13,872
Accrued liabilities	11,174	16,732
Income taxes payable	6,652	3,076
Accrued payroll and related benefits	14,992	12,840
Current portion of product return accrual	1,517	1,858
Current portion of deferred revenue	1,661	643
Current portion of long-term debt and capital leases	10,904	10,934
Total current liabilities	65,667	59,955

Long-term product return accrual	1,026	763
Long-term reserve for income tax liabilities	497	497
Long-term deferred revenue	166	1,339
Long-term debt and capital leases, net of current portion	31,742	30,165
Other long-term liabilities	2,024	1,907
Total liabilities	101,122	94,626
Commitments and Contingencies:
Stockholders’ equity:
Preferred stock: par value $.0001; authorized shares—20,000,000; no shares issued and outstanding	—	—
Common stock: par value $.0001; authorized shares—300,000,000; issued and outstanding shares—46,515,928 and 45,091,332 at June 30, 2016 and 45,960,206 and 45,198,491 at December 31, 2015, respectively	5	5
Additional paid-in capital	258,786	247,829
Retained earnings	69,707	60,323
Accumulated other comprehensive loss	(2,690)	(2,475)
Treasury stock	(18,344)	(10,172)
Total stockholders’ equity	307,464	295,510

Total liabilities and stockholders’ equity	$408,586	$390,136

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenues	$68,033	$53,853	$127,399	$110,739
Cost of revenues	36,319	40,535	70,783	84,141
Gross profit	31,714	13,318	56,616	26,598

Operating expenses:
Selling, distribution, and marketing	1,332	1,470	2,684	2,992
General and administrative	9,458	11,308	20,328	23,759
Research and development	10,480	10,726	18,868	17,294
Impairment of long-lived assets	114	74	331	74
Total operating expenses	21,384	23,578	42,211	44,119

Income (loss) from operations	10,330	(10,260)	14,405	(17,521)

Non-operating income (expense):
Interest income	50	65	124	157
Interest expense	(305)	(210)	(689)	(551)
Other income (expense), net	(323)	176	(272)	1,489
Total non-operating income (expense), net	(578)	31	(837)	1,095

Income (loss) before income taxes	9,752	(10,229)	13,568	(16,426)
Income tax expense (benefit)	2,857	(3,582)	4,184	(9,114)

Net income (loss)	$6,895	$(6,647)	$9,384	$(7,312)

Net income (loss) per share:
Basic	$0.15	$(0.15)	$0.21	$(0.16)

Diluted	$0.15	$(0.15)	$0.21	$(0.16)

Weighted-average shares used to compute net income (loss) per share:
Basic	44,957	44,849	44,999	44,725

Diluted	45,968	44,849	45,712	44,725

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$6,895	$(6,647)	$9,384	$(7,312)

Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	(651)	513	(215)	(2,480)
Total accumulated other comprehensive income (loss)	(651)	513	(215)	(2,480)

Total comprehensive income (loss)	$6,244	$(6,134)	$9,169	$(9,792)

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$9,384	$(7,312)
Reconciliation to net cash provided by operating activities:
Impairment of long-lived assets	331	74
Loss (gain) on disposal of property, plant, and equipment	598	(9)
Depreciation of property, plant, and equipment	5,995	5,632
Amortization of product rights, trademarks, and patents	1,050	979
Imputed interest accretion	36	56
Employee share-based compensation expense	7,234	5,757
Non-employee share-based compensation expense	815	173
Reserve for income tax liabilities	—	16
Changes in deferred taxes	—	(3,547)
Changes in operating assets and liabilities:
Accounts receivable, net	10,164	2,450
Inventories, net	(17,352)	564
Income tax refund and deposits	185	—
Prepaid expenses and other assets	3,175	(4,989)
Income taxes payable	3,574	(387)
Accounts payable and accrued liabilities	(1,933)	4,384
Net cash provided by operating activities	23,256	3,841

Cash Flows From Investing Activities:
Acquisition of business	(4,761)	—
Purchases of property, plant, and equipment	(8,457)	(6,740)
Capitalized labor, overhead, and interest on self-constructed assets	(887)	(875)
Proceeds from the sale of property, plant and equipment	—	33
Decrease (increase) in restricted cash	(105)	210
Deposits and other assets, net	(3,216)	(1,392)
Net cash used in investing activities	(17,426)	(8,764)

Cash Flows From Financing Activities:
Repurchase of common stock	(1,242)	(741)
Net proceeds from equity plans	4,168	10,723
Purchase of treasury stock	(8,190)	(2,715)
Proceeds from issuance of long-term debt	6,607	6,786
Principal payments on long-term debt	(6,414)	(2,524)
Net cash provided by (used in) financing activities	(5,071)	11,529

Effect of exchange rate changes on cash	(173)	29

Net increase in cash and cash equivalents	586	6,635

Cash and cash equivalents at beginning of period	66,074	67,828

Cash and cash equivalents at end of period	$66,660	$74,463

	Six Months Ended
	June 30,
	2016	2015
Noncash Investing and Financing Activities:
Equipment acquired under capital leases	$1,237	$150

Supplemental Disclosures of Cash Flow Information:
Interest paid	$947	$897
Income taxes paid	$553	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  General

Amphastar Pharmaceuticals, Inc., a California corporation, was incorporated on February 29, 1996, and merged with and into Amphastar Pharmaceuticals, Inc., a Delaware corporation, in July 2004 (together with its subsidiaries, hereinafter referred to as “the Company”). The Company is a specialty pharmaceutical company that primarily develops, manufactures, markets, and sells generic and proprietary injectable, inhalation, and intranasal products including products with high technical barriers to market entry. Additionally, the Company sells insulin active pharmaceutical ingredient, or API products.  Most of the Company’s products are used in hospital or urgent care clinical settings and are primarily contracted and distributed through group purchasing organizations and drug wholesalers. The Company’s insulin API products are sold to other pharmaceutical companies for use in their own products and are being used by the Company in the development of injectable finished pharmaceutical products. The Company’s inhalation products will be primarily distributed through drug retailers once they are brought to market.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015, and the notes thereto as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted from the accompanying condensed consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from the audited financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The Company’s results of operations, comprehensive income (loss) and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: International Medication Systems, Limited, or IMS; Armstrong Pharmaceuticals, Inc., or Armstrong; Amphastar Nanjing Pharmaceuticals Co., Ltd., or ANP; Nanjing Letop Fine Chemistry Co., Ltd., or Letop, and Amphastar France Pharmaceuticals, S.A.S., or AFP.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Comprehensive Income (Loss)

For the three and six months ended June 30, 2016 and 2015, the Company included its foreign currency translation adjustment as part of its comprehensive income (loss).

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In August 2014, the FASB issued an accounting standards update that will require management to evaluate if there is substantial doubt about the Company’s ability to continue as a going concern and, if so, to disclose this in both interim and annual reporting periods.  This guidance will become effective for the Company’s annual filing for the period ending December 31, 2016, and interim periods thereafter, and allows for early adoption.  The Company does not expect the adoption of the guidance will have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued an accounting standards update which requires entities to measure most inventories at the lower of cost or net realizable value, or NRV, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is measured at the lower of cost or net realizable value, which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. The standard will be effective for the Company for the first quarter of the Company’s fiscal 2017.  Early application is permitted. The new guidance must be applied prospectively.  The Company does not believe the adoption of this accounting guidance will have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued an accounting standards update that is aimed to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. The standard update changes the impairment model for financial assets measured at amortized cost, requiring presentation at the net amount expected to be collected. The measurement of expected credit losses requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Available-for-sale debt securities with unrealized losses will be recorded through an allowance for credit losses. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

3.  Business Acquisition and Product Acquisitions

Acquisition of fourteen injectable products from Hikma Pharmaceuticals PLC

In March 2016, the Company acquired fourteen abbreviated new drug applications, or ANDAs, representing eleven different injectable chemical entities from Hikma Pharmaceuticals PLC for $4.0 million.  The Company plans to transfer the manufacturing of these products to its facilities in California, which will require FDA approval before the products can be launched. The Company has concluded that this transaction will be accounted for as a business combination in accordance with ASC 805.

The Company’s accounting for this acquisition is preliminary.  The fair value estimates for the $4.0 million assets acquired, which the Company allocated as intangible assets, were based upon preliminary calculations and valuations, and the Company’s estimates and assumptions are subject to change as the Company obtains additional information for its estimates during the measurement period (up to one year from the acquisition date).

Acquisition of Nanjing Letop Medical Technology Co. Ltd.

In January 2016, the Company’s Chinese subsidiary, ANP, acquired Nanjing Letop Medical Technology Co. Ltd., for $0.8 million. The Company recognized $0.4 million of goodwill, which represents the difference between the purchase price and the fair value of Letop’s net assets at acquisition. Letop had previously supplied ANP with intermediates used in making various active pharmaceutical ingredients. In March 2016, this subsidiary was renamed Nanjing Letop Fine Chemistry Co., Ltd. The Company has concluded that this transaction will be accounted for as a business combination in accordance with ASC 805.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s accounting for this acquisition is preliminary.  The fair value estimates for the $1.4 million assets acquired, which excludes the $0.4 million of goodwill and the $1.0 million of liabilities assumed, were based upon preliminary calculations and valuations, and the Company’s estimates and assumptions are subject to change as the Company obtains additional information for its estimates during the measurement period (up to one year from the acquisition date).

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

		U.S.
	Euros	Dollars
	(in thousands)
At Closing, April 2014	€13,252	$18,352
December 2014	4,899	5,989
December 2015	3,186	3,483
December 2016	3,186	3,538
December 2017	500	555
	€25,023	$31,917

In order to facilitate the acquisition, the Company established a subsidiary in France, AFP. The Company is continuing the current site manufacturing activities, which consist of the manufacturing of porcine insulin API and RHI API. As part of the transaction, the Company has entered into various additional agreements, including various supply agreements, as well as the assignment and/or licensing of patents under which Merck was operating at this facility. In addition, certain existing customer agreements have been assigned to AFP.

4.  Revenue Recognition

Generally, revenue is recognized at the time of product delivery to the Company’s customers. In some cases, revenue is recognized at the time of shipment when stipulated by the terms of the sale agreements. The Company also records profit-sharing revenue stemming from a distribution agreement with Actavis, Inc., or Actavis. This distribution agreement is in the process of being terminated (see Note 16). Profit-sharing revenue is recognized at the time Actavis sells the products to its customers. Revenues derived from contract manufacturing services are recognized when third-party products are shipped to customers, after the customer has accepted test samples of the products to be shipped.

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

The provision for chargebacks is reflected in net revenues and a reduction to accounts receivable.  The following table is an analysis of the chargeback provision:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Beginning balance	$15,217	$11,872
Provision related to sales made in the current period	69,549	80,390
Credits issued to third parties	(72,965)	(80,957)
Ending balance	$11,801	$11,305

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provision for product returns is reflected in net revenues.  The following table is an analysis of product return liability:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Beginning balance	$2,621	$2,408
Provision for product returns	637	1,179
Credits issued to third parties	(715)	(977)
Ending balance	$2,543	$2,610

For the six months ended June 30, 2016 and 2015,  the Company’s aggregate product return rate was 1.1% and 1.1% of qualified sales, respectively.

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

For the three and six months ended June 30, 2016, options to purchase 6,827,011 shares of stock with a weighted-average exercise price of $18.16 per share, were excluded in the computation of diluted net income per share because the effect from the assumed exercise of these options would be anti-dilutive.

As the Company reported a net loss for the three and six months ended June 30, 2015, the diluted net loss per share, as reported, is equal to the basic net loss per share since the effect of the assumed exercise of stock options vesting of nonvested RSUs and issuance of common shares under the Company’s ESPP are anti-dilutive. Total stock options, nonvested RSUs, and shares issuable under the Company’s ESPP, excluded from the three and six months ended June 30, 2015, net loss per share were 12,550,398, 896,693, and 165,167, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the calculation of basic and diluted net income (loss) per share for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Basic and dilutive numerator:
Net income (loss)	$6,895	$(6,647)	$9,384	$(7,312)
Denominator:
Shares outstanding	44,957	44,849	44,999	44,725
Weighted-average shares outstanding — basic	44,957	44,849	44,999	44,725

Net effect of dilutive securities:
Incremental shares from equity awards	1,011	—	713	—
Weighted-average shares outstanding — diluted	45,968	44,849	45,712	44,725
Net income (loss) per share — basic	$0.15	$(0.15)	$0.21	$(0.16)
Net income (loss) per share — diluted	$0.15	$(0.15)	$0.21	$(0.16)

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information by reporting segment is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Net revenues:
Finished pharmaceutical products	$63,756	$50,075	$122,310	$100,947
API	4,277	3,778	5,089	9,792
Total net revenues	68,033	53,853	127,399	110,739

Gross profit:
Finished pharmaceutical products	30,598	12,634	56,422	25,487
API	1,116	684	194	1,111
Total gross profit	31,714	13,318	56,616	26,598

Operating expenses	21,384	23,578	42,211	44,119

Income (loss) from operations	10,330	(10,260)	14,405	(17,521)
Non-operating income (expenses)	(578)	31	(837)	1,095

Income (loss) before income taxes	$9,752	$(10,229)	$13,568	$(16,426)

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis.  The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

Prior to the Merck API Transaction on April 30, 2014, Merck notified the Company of several environmental items that were not in alignment with Merck’s own internal policies and procedures.  None of these items were in violation of any French environmental law or regulation. The Company has assessed the nature of the remedial actions to be undertaken and since April 30, 2014, recorded the related expenses of €0.6 million as incurred in cost of sales within the API segment.  Based on the letter of understanding signed in conjunction with the acquisition on April 30, 2014, the Company and Merck further entered into an agreement on May 11, 2016, pursuant to which Merck shall reimburse the Company for the costs to complete the remedial actions up to €6.0 million. Accordingly, in the three months and six months ended June 30, 2016, the Company recorded the reimbursement of €0.6 million for the expenses already incurred as a reduction of cost of sales within the API segment.

Net revenues and carrying values of long-lived assets of enterprises by geographic regions are as follows:

	Net Revenue				Long-Lived Assets
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2016	2015	2016	2015	2016	2015
	(in thousands)
U.S.	$67,550	$52,757	$126,089	$105,717	$101,430	$100,404
China	—	—	—	—	33,835	28,547
France	483	1,096	1,310	5,022	13,382	13,210
Total	$68,033	$53,853	$127,399	$110,739	$148,647	$142,161

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc. or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. Actavis has exclusive marketing rights of the Company’s enoxaparin product to the U.S. retail pharmacy market (see Note 16). MannKind Corporation began buying RHI API from the Company in December 2014. The Company considers these five customers to be its major customers, as each individually, and these customers collectively, represented a significant percentage of the Company’s net revenue for the three and six months ended June 30, 2016 and 2015, and accounts receivable as of June 30, 2016 and December 31, 2015.  The following table provides accounts receivable and net revenues information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
			Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Actavis, Inc. (1)	8%	12%	18%	21%	20%	22%
AmerisourceBergen	12%	12%	20%	18%	19%	17%
Cardinal Health	19%	20%	20%	17%	20%	17%
MannKind Corporation	17%	13%	6%	5%	3%	8%
McKesson	18%	21%	19%	23%	20%	21%

(1)	The distribution agreement with Actavis is in the process of being terminated (see Note 16).

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The fair values of the Company’s financial assets and liabilities measured on a recurring basis, as of June 30, 2016 and December 31, 2015, are as follows:

		Quoted Prices in
		Active Markets	Significant Other	Significant Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents:
Money market accounts	$37,592	$37,592	$—	$—
Restricted short-term investments:
Certificates of deposit	1,390	1,390	—	—

Fair value measurement as of June 30, 2016	$38,982	$38,982	$—	$—
Cash equivalents:
Money market accounts	$42,486	$42,486	$—	$—
Restricted short-term investments:
Certificates of deposit	1,285	1,285	—	—

Fair value measurement as of December 31, 2015	$43,771	$43,771	$—	$—

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

The Company adopted the required fair value measurements and disclosures provisions related to nonfinancial assets and liabilities. These assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include long-lived assets, goodwill, and intangible assets for which the fair value of assets is determined as part of the related impairment test. As of June 30, 2016 and December 31, 2015, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification as of the dates set forth below:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
Product rights	12	$27,134	$23,570	$3,564
Patents	10	293	122	171
Land-use rights	39	2,540	321	2,219
Acquired ANDAs(1)	15	4,000	89	3,911
Other intangible assets	1	575	526	49
Subtotal	12	34,542	24,628	9,914
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill
Finished pharmaceutical products	*	4,159	—	4,159
Subtotal	*	33,384	—	33,384
As of June 30, 2016	*	$67,926	$24,628	$43,298

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
Product rights	12	$27,134	$22,679	$4,455
Patents	10	293	107	186
Land-use rights	39	2,540	288	2,252
Other intangible assets	1	590	533	57
Subtotal	12	30,557	23,607	6,950
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill
Finished pharmaceutical products	*	3,726	—	3,726
Subtotal	*	32,951	—	32,951
As of December 31, 2015	*	$63,508	$23,607	$39,901

*Intangible assets with indefinite lives have an indeterminable average life.

(1)In March 2016, the Company acquired fourteen ANDAs representing eleven different injectable chemical entities from Hikma Pharmaceuticals PLC for $4.0 million.  The accounting for this transaction is preliminary. (See note 3).

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill

The changes in the carrying amounts of goodwill were as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
Beginning balance	$3,726	$4,467
Goodwill related to acquisition of business	370	—
Currency translation and other adjustments	63	(741)
Ending balance	$4,159	$3,726

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene® Mist, an over-the-counter bronchodilator product, for a total consideration of $29.2 million, which is its carrying value as of June 30, 2016.

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

As a result of environmental concerns about Chlorofluorocarbons, or CFCs, the FDA issued a final ruling on January 16, 2009, that required the CFC formulation of its Primatene® Mist product to be phased out by December 31, 2011. The former formulation of Primatene® Mist contained CFCs as a propellant; however, the Company intends to use the trademark for a future version of Primatene® that utilizes hydrofluoroalkane, or HFA, as a propellant.

In 2013, the Company filed a new drug application, or NDA, for Primatene® HFA and received a Prescription Drug User Fee Act date set for May 2014.  In May 2014, the Company received a complete response letter, or CRL, from the FDA, which requires additional non-clinical information, label revisions and follow-up studies (label comprehension, behavioral/human factors and actual use) to assess consumers’ ability to use the device correctly to support approval of the product in the over-the-counter setting. The Company met with the FDA in October 2014 to discuss preliminary data results and to clarify the FDA requirements for further studies. The Company received further advice regarding its ongoing studies from the FDA in January 2016, and subsequently completed the human factor studies accordingly. The Company submitted the NDA amendment on June 28, 2016 and received a target response date of December 28, 2016.  However, there can be no guarantee that any amendment to the Company’s NDA will result in timely approval of Primatene® HFA or approval at all.

Based on the Company’s filed version of Primatene® HFA, the Company’s response to the CRL to address the FDA’s concerns, the long history of the Primatene® trademark (marketed since 1963) and the Company’s perpetual rights to the trademark, the Company has determined that the trademark has an indefinite useful life. If the HFA version is approved by the FDA, it will be marketed under the same trade name; therefore, an impairment charge would not be required.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out method. Provisions are made for slow-moving, unsellable or obsolete items. Inventories consist of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Raw materials and supplies	$42,574	$31,878
Work in process	16,654	21,455
Finished goods	30,739	19,867
Total inventory	89,967	73,200
Less reserve for excess and obsolete inventories	(1,640)	(2,535)
Total inventory, net	$88,327	$70,665

11.  Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Buildings	$84,246	$82,309
Leasehold improvements	24,580	23,392
Land	6,915	6,895
Machinery and equipment	109,562	108,442
Furniture, fixtures, and automobiles	14,872	13,439
Construction in progress	25,178	19,942
Total property, plant, and equipment	265,353	254,419
Less accumulated depreciation	(116,706)	(112,258)
Total property, plant, and equipment, net	$148,647	$142,161

As of June 30, 2016, the Company had $2.7 million in capitalized manufacturing equipment that is intended to be used specifically for the manufacture of Primatene® HFA. The Company will continue to monitor developments with the FDA as it relates to its Primatene® HFA indefinite lived intangible asset in determining if there is an impairment of these related fixed assets (see Note 9).

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Debt

Debt consists of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Loans with East West Bank

Mortgage payable due September 2016	$2,173	$2,211
Equipment loan due April 2017	1,072	1,700
Line of credit facility due September 2017	—	—
Equipment loan due January 2019	3,978	4,748
Mortgage payable due February 2021	3,699	3,725
Equipment credit line due September 2021	2,882	—

Loans with Cathay Bank

Line of credit facility due May 2018	—	—
Acquisition loan due April 2019	18,055	19,012
Mortgage payable due April 2021	4,414	4,460

Loans with Seine-Normandie Water Agency

French government loan 1 due March 2018	31	46
French government loan 2 due June 2020	103	128
French government loan 3 due July 2021	335	325

Payment Obligation to Merck	4,043	3,942

Equipment under Capital Leases	1,861	802
Total debt and capital leases	42,646	41,099
Less current portion of long-term debt and capital leases	10,904	10,934
Long-term debt and capital leases, net of current portion	$31,742	$30,165

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Line of Credit Facility—Due September 2017

In March 2012, the Company entered into a $10.0 million line of credit facility. Borrowings under the facility are secured by inventory and accounts receivable.  Borrowings under the facility bear interest at the prime rate as published by The Wall Street Journal. This facility was to mature in March 2016.  In March 2016, the Company amended the facility to increase the line of credit to $15.0 million and extended the maturity date to September 2017.  As of June 30, 2016, the Company did not have any amounts outstanding under this facility.

Equipment Loan—Due January 2019

In July 2013, the Company entered into an $8.0 million line of credit facility.  Borrowings under the facility were secured by equipment. The facility bore interest at the prime rate as published in The Wall Street Journal plus 0.25% and was to mature in January 2019.

In January 2015, the Company drew down $6.2 million from the line of credit facility. Subsequently, the facility was converted into an equipment loan with an outstanding principal balance of $6.2 million. Borrowings under the facility are secured by equipment purchased with the debt proceeds.  The Company entered into a fixed interest rate swap contract on this facility to exchange the floating rate for a fixed interest payment over the life of the facility without the exchange of the underlying notional debt amount. The fair value of the derivative and unrealized loss was immaterial to the Company’s consolidated financial statement at June 30, 2016.  The facility bears interest at a fixed rate of 4.48% and matures in January 2019.  As of June 30, 2016, the loan had a book value of $4.0 million, which approximates fair value.  The variable interest rate is deemed to be a Level 2 input for measuring fair value.

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

The Company refinanced the existing mortgage term loan in January 2016, which had a principal balance outstanding of $3.7 million at December 31, 2015. The loan is payable in monthly installments with a final balloon payment of $3.3 million. The loan is secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex. The loan has a variable interest rate at the prime rate as published by The Wall Street Journal. Subsequently, the Company entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest payment over the life of the loan without the exchange of the underlying notional debt amount. The loan bears interest at a fixed rate of 4.39%, and matures in February 2021. The fair value of the derivative and unrealized loss was approximately $0.1 million at June 30, 2016. As of June 30, 2016, the loan had a book value of $3.7 million, which approximates fair value. The variable interest rate is deemed to be a Level 2 input for measuring fair value.

Equipment Credit Line – Due September 2021

In March 2016, the Company entered into a $5.0 million equipment credit line with an 18-month draw down period and interest payments due monthly through September 2017 at the prime rate as published by The Wall Street Journal.  After the draw down period, the outstanding principal balance converts into a 48-month loan with principal and interest payments due monthly.  Borrowings under the facility are secured by the equipment purchased with the debt proceeds, and bears interest at the prime rate as published by The Wall Street Journal.  This facility matures in September 2021.  As of June 30, 2016, the Company has drawn $2.9 million from the equipment line of credit.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans with Cathay Bank

Line of Credit Facility—Due May 2018

In April 2012, the Company entered into a $20.0 million revolving line of credit facility.  Borrowings under the facility are secured by inventory, accounts receivable, and intangibles held by the Company.  The facility bears interest at the prime rate as published by The Wall Street Journal with a minimum interest rate of 4.00%.  This revolving line of credit was to mature in May 2016.  In June 2016, the Company modified the facility to extend the maturity date to May 2018.   As of June 30, 2016, the Company did not have any amounts outstanding under this facility.

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

Mortgage Payable—Due April 2021

In March 2007, the Company entered into a mortgage term loan in the principal amount of $5.3 million, which matured in March 2014.  In April 2014, the Company refinanced the mortgage term loan, which had a principal balance outstanding of $4.6 million.  The loan is payable in monthly installments with a final balloon payment of $3.9 million.  The loan is secured by the building at the Company’s Canton, Massachusetts location and bears interest at a fixed rate of 5.42% and matures in April 2021.  As of June 30, 2016, the loan had a fair value of  $4.8 million, compared to a book value of $4.4 million. The fair value of the loan was determined by using the interest rate associated with the Company’s mortgage loans with similar terms and collateral that has variable interest rates. The fair value of debt obligations is not measured on a recurring basis and the variable interest rate is deemed to be a Level 2 input for measuring fair value.

Loans with Seine-Normandie Water Agency

In January 2015, the Company entered into three French government loans with the Seine-Normandie water agency in the aggregate amount of €0.6 million, or $0.7 million, subject to currency exchange fluctuations. The life of the loans range between three to six years, and include annual equal payments and bear no interest over the life of the loans.

As of June 30, 2016, the payment obligation had an aggregate book value of €0.4 million, or $0.5 million, subject to currency exchange fluctuations, which approximates fair value.  The fair value of the payment obligation was determined by using the interest rate associated with the Company’s acquisition loan with Cathay Bank that bears a variable interest

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%.  The fair value of the debt obligation is not measured on a recurring basis and the variable interest rate is deemed to be a Level 2 input for measuring fair value.

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

As of June 30, 2016, the payment obligation had a book value of €3.6 million, or $4.0 million, which approximates fair value.  The fair value of the payment obligation was determined by using the interest rate associated with the Company’s acquisition loan with Cathay Bank that bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%.  The fair value of the debt obligation is not re-measured on a recurring basis and the variable interest rate is deemed to be a Level 2 input for measuring fair value.

Covenants

At June 30, 2016 and December 31, 2015, the Company was in compliance with its debt covenants, which include a minimum current ratio, minimum debt service coverage, minimum tangible net worth, and maximum debt-to-effective-tangible-net-worth ratio, computed on a consolidated basis in some instances and on a separate-company basis in others.

Equipment under Capital Leases

The Company entered into leases for certain equipment under capital leasing arrangements, which will expire at various times through 2021. The cost of equipment under capital leases was $1.9 million and $1.5 million at June 30, 2016 and December 31, 2015, respectively.

The accumulated depreciation of equipment under capital leases was $0.1 million and $0.7 million at June 30, 2016 and December 31, 2015, respectively. Depreciation of assets recorded under capital leases is included in depreciation expense in the accompanying consolidated financial statements.

13.  Income Taxes

The following table sets forth the Company’s income tax provision for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)

Income (loss) before taxes	$9,752	$(10,229)	$13,568	$(16,426)
Income tax expense (benefit)	2,857	(3,582)	4,184	(9,114)
Net income (loss)	$6,895	$(6,647)	$9,384	$(7,312)
Income tax provision (benefit) as a percentage of income (loss) before income taxes	29.3%	(35.0)%	30.8%	(55.5)%

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s income tax provision for the three and six months ended June 30, 2016, was 29.3% and 30.8% of income before taxes, respectively. The Company has a full valuation allowance against its French deferred tax assets; however, a tax benefit is included in the annual effective tax rate computation due to the French entity reporting a year-to-date foreign exchange gain in other comprehensive income. The blended effective income tax rate expected for the year ending December 31, 2016, is 30.9%.  This effective tax rate factors in various permanent differences, including domestic deductions, the impact of foreign operations, and various credits. The Company’s income tax benefit of 35.0% and 55.5% during the three and six months ended June 30, 2015, respectively, factored in similar permanent items as well as the impact of its foreign operations.

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

In connection with the AFP purchase accounting in 2014, the Company recorded a valuation allowance against an intangible deferred tax asset of €3.2 million, or $4.4 million, subject to currency exchange fluctuations, with an offsetting entry to goodwill, since management did not believe that it was more likely than not that the deferred tax asset would be realized.  In March 2015, the Company reversed the €3.2 million, or $3.3 million, subject to currency exchange fluctuations, deferred tax valuation allowance in conjunction with the transfer of AFP’s intangible assets from France to the U.S.  The difference in U.S. dollars relates to the currency exchange fluctuation, which is recorded in the Company’s accumulated other comprehensive loss as a foreign currency translation adjustment.

In 2015, the Company assessed the realizability of the deferred tax assets for AFP. Due to the potential impact of reduced revenues from the MannKind contract and other factors, the Company determined that it was not more likely than not that the net deferred tax assets of AFP would be realized. Therefore, the Company established a full valuation allowance of $0.9 million as of December 31, 2015, and continues to maintain a full valuation allowance on all AFP deferred tax assets.

In 2016, for computing its annual effective tax rate, the Company did not benefit from its losses in the states where it files separately.  This increased the Company’s income tax expense by $0.1 million and $0.2 million during the three and six months ended June 30, 2016, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Stockholders' Equity

A summary of the changes in stockholders’ equity for the six months ended June 30, 2016, consisted of the following:

Six Months
Ended
June 30,
2016
(in thousands)

Stockholders’ equity as of December 31, 2015	$295,510
Net income	9,384
Accumulated other comprehensive loss	(215)
Exercise of stock options	3,253
Issuance of common stock to employees under ESPP	915
Nonemployee share-based compensation expense	815
Employee share-based compensation expense	7,234
Repurchase of common stock(1)	(1,242)
Purchase of treasury stock	(8,190)
Stockholders’ equity as of June 30, 2016	$307,464

(1)	Repurchase of common stock relating to the tax withholding of equity award settlements.

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

As of June 30, 2016, the Company has issued 193,849 shares of common stock under the ESPP and 1,806,151 shares of its common stock remained available for issuance.

For the three and six months ended June 30, 2016,  the Company recorded ESPP expense of $0.2 million and $0.3 million, respectively.  For the three and six months ended June 30, 2015,  the Company recorded ESPP expense of $0.1 million and $0.2 million, respectively.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

depend on a variety of factors including price, corporate and regulatory requirements, and other conditions.  These repurchased shares are accounted for under the cost method and are included as a component of treasury stock in the Company’s Consolidated Balance Sheets.

Pursuant to the Company’s share repurchase program, the Company purchased 265,900 and 664,500 shares of its common stock during the three and six months ended June 30, 2016, for total consideration of $3.5 million and $8.2 million, respectively.

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

As of June 30, 2016, the Company reserved an aggregate of 3,876,768 shares of common stock for future issuance under the 2015 Plan, including an additional 1,129,962 shares reserved under the 2015 Plan pursuant to the evergreen provision.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted-averages for key assumptions used in determining the fair value of options granted during the three and six months ended June 30, 2016 and 2015, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Average volatility	33.0%	24.9%	30.4%	27.1%
Risk-free interest rate	0.9%	1.1%	1.5%	1.2%
Weighted-average expected life in years	3.0	3.2	5.5	4.5
Dividend yield rate	—%	—%	—%	—%

A summary of option activity under all plans for the six months ended June 30, 2016, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2015	12,240,467	$15.41
Options granted	2,382,036	12.15
Options exercised	(280,303)	11.61
Options cancelled	(126,225)	13.46
Options expired	(233,136)	24.11
Outstanding as of June 30, 2016	13,982,839	$14.80	4.62	$37,001
Exercisable as of June 30, 2016	8,039,685	$16.02	3.25	$19,081

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock for those awards that have an exercise price below the estimated fair value at June 30, 2016.

For the three and six months ended June 30, 2016,  the Company recorded stock option expense related to employees and the Board of Directors under all plans of $2.5 million and $4.8 million, respectively.   For the three and six months ended June 30, 2015,  the Company recorded stock option expense related to employees and the Board of Directors under all plans of $2.4 million and $4.0 million, respectively.

Information relating to option grants and exercises is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Weighted-average grant date fair value	$3.88	$2.89	$3.40	$3.44
Intrinsic value of options exercised	967	2,264	982	2,453
Cash received	3,149	9,531	3,253	10,441
Total fair value of the options vested during the year	2,000	1,112	5,260	2,536

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the status of the Company’s nonvested options as of June 30, 2016, and changes during the six months ended June 30, 2016, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Nonvested as of December 31, 2015	5,202,095	$3.44
Options granted	2,382,036	3.40
Options vested	(1,514,752)	3.47
Options forfeited	(126,225)	4.65
Nonvested as of June 30, 2016	5,943,154	3.39

As of June 30, 2016, there was $14.1 million of total unrecognized compensation cost, net of forfeitures, related to nonvested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.4 years and will be adjusted for future changes in estimated forfeitures.

Deferred Stock Units/Restricted Stock Units

Beginning in 2007, the Company granted deferred stock units, or DSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years, and commencing in 2015, such equity was issued as restricted stock units, or RSUs (such RSUs and DSUs are collectively referred to herein as RSUs). The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period.  The Company recorded a total expense of $1.6 million and $3.0 million for the three and six months ended June 30, 2016, respectively, for these RSU awards, compared to the prior year expense of $1.2 million and $1.7 million for the three and six months ended June 30, 2015, respectively.

As of June 30, 2016, there was $12.6 million of total unrecognized compensation cost, net of forfeitures, related to nonvested RSU-based compensation arrangements granted under all Plans. The cost is expected to be recognized over a weighted-average period of 2.6 years and will be adjusted for future changes in estimated forfeitures.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
		Value of RSUs
		Issued
	Total RSUs	as
	Issued	Compensation(1)
		(in thousands)
RSUs outstanding at December 31, 2015	866,540
RSUs granted	726,830	$8,549
RSUs forfeited	(39,070)
Common stock delivered	(207,569)
RSUs surrendered for taxes	(102,641)
RSUs outstanding at June 30, 2016	1,244,090

(1)	The total fair market value is derived from the number of RSUs granted times the current stock price on the date of grant.

Equity Awards to Consultants

The Company has entered into various consulting agreements with Company stockholders and outside consultants. Consulting expenses are accrued as services are rendered. Consulting services are paid in cash and/or in common stock or stock options. Share-based compensation expense is recorded over the service period based on the estimated fair market value of the equity award at the date services are performed or upon completion of all services under the agreement. During the three months ended June 30, 2016, the Company recorded an immaterial amount of share-based compensation related to the issuance of equity awards for services rendered by consultants. During the six months ended June 30, 2016, the Company recorded approximately $0.1 million in share-based compensation related to the issuance of equity awards for services rendered by consultants. During the three and six months ended June 30, 2015, the Company recorded an immaterial amount of share-based compensation related to the issuance of equity awards for services rendered by consultants.

The Company recorded share-based compensation expense under all plans and is included in the Company’s consolidated statement of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenues	$771	$730	$1,570	$1,218
Operating expenses:
Selling, distribution and marketing	65	59	131	99
General and administrative	3,100	2,650	5,746	4,140
Research and development	262	261	602	473
Total share-based compensation	$4,198	$3,700	$8,049	$5,930

15.  Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Employer contributions vest over four years. Total employer contributions for the three and six months ended June 30, 2016, were approximately $0.3 million

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and $0.5 million, respectively, compared to the prior year expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively.

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

The liability under the plan is based on a discount rate of 1.75% as of June 30, 2016 and December 31, 2015.  The liability is included in accrued liabilities in the accompanying consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $1.7 million and $1.6 million at June 30, 2016 and December 31, 2015, respectively.   The Company recorded an immaterial amount of expense under the plan for the three and six months ended June 30, 2015.

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

In January 2012, the Company launched enoxaparin, beginning the seven-year period in which Actavis has the exclusive marketing rights for the Company’s enoxaparin product in the U.S. retail pharmacy market and the start of the Company’s recognition of the $4.5 million deferred revenue over this period on a straight-line basis. Actavis has an option to renew the agreement for an additional three years.  As of June 30, 2016 and December 31, 2015, the balance of the deferred revenue was $1.7 million and $2.0 million, respectively.  On June 30, 2016, the Company and Actavis agreed to terminate the agreement upon the earlier of (i) January 1, 2017, and (ii) such earlier date that is 30 days after Actavis notifies the Company in writing that Actavis has less than 30 days inventory of the enoxaparin product remaining in Actavis’s possession or scheduled to be delivered pursuant to the pending purchase orders.  The Company will recognize the remaining balance of the deferred revenue of $1.7 million as of June 30, 2016 over the period from July 1, 2016 through December 31, 2016, on a straight-line basis as a result of the revised estimate of the contractual period.

The Company manufactures its enoxaparin product for the retail market according to demand specifications of Actavis. Upon shipment of enoxaparin to Actavis, the Company recognizes product sales at an agreed transfer price and records the related cost of products sold. Based on the terms of the Company’s distribution agreement with Actavis, the Company is entitled to a share of the ultimate profits based on the eventual net revenue from enoxaparin sales by Actavis to the end user less the agreed transfer price originally paid by Actavis to the Company. Actavis provides the Company with a quarterly sales report that calculates the Company’s share of Actavis enoxaparin gross profit. The Company records its share of Actavis gross profit as a component of net revenue.

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

By mutual agreement, MannKind did not purchase the full contractually obligated quantities of RHI in 2015. The 2015 sales of RHI to MannKind were $20.8 million. In October 2015, MannKind informed the Company they were not going to exercise the option to purchase additional quantities of RHI for 2016 under the supply option agreement. Accordingly, MannKind paid the Company a capacity cancellation fee in October 2015 for not exercising its minimum annual purchase option for 2016. The Company recognized this payment as revenue in fiscal 2015. In the six months ended June 30, 2016, sales of RHI to MannKind totaled $3.8 million. The Company is currently in discussions with MannKind regarding the timing of future purchases.

Collaboration Agreement with a Medical Device Manufacturer

The Company has entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by the Company for one of its pipeline products. As of June 30, 2016 the Company has paid an upfront payment of $0.5 million and $0.7 million in milestone payments under this agreement, which were classified as research and development expense. The Company is obligated to pay up to an additional $1.3 million if certain milestones are met. As of June 30, 2016, no such obligation existed. If the medical device manufacturer is successful in the development of this drug delivery system and the Company’s pipeline products receive appropriate regulatory approval, the Company intends to enter into a commercial supply agreement with such medical device manufacturer for a minimum purchase of 1.0 million units during the first 12 months.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Operating Lease Agreements

The Company leases real and personal property, in the normal course of business, under various non-cancelable operating leases. The Company, at its option, can renew a substantial portion of its leases, at the market rate, for various renewal periods ranging from one to six years. Rental expense under these leases for the three and six months ended June 30, 2016, was approximately $0.9 million and $1.7 million, respectively, compared to $0.9 million and $1.7 million for the three and six months ended June 30, 2015, respectively.

Purchase Commitments

As of June 30, 2016, the Company has entered into commitments to purchase equipment and raw materials for an aggregate of $16.9 million. The Company anticipates that most of these commitments will be fulfilled by 2017.

The Company entered into agreements with a Chinese governmental entity to acquire land-use rights to real property in Nanjing, China. Under the terms of these agreements, the Company committed to invest capital in its wholly-owned subsidiary, ANP, and to develop these properties as an API manufacturing facility for the Company’s pipeline products. In conjunction with these agreements, ANP modified its business license on July 3, 2012, to increase its authorized capital. As of June 30, 2016, the Company had invested approximately $49.0 million in ANP of its registered capital commitment of $61.0 million. The Company has committed to invest an additional $12.0 million in ANP by December 2017. This investment in ANP will result in cash being transferred from the U.S. parent company to ANP.

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

In January 2013, the Company moved for summary judgment of non‑infringement of both patents. Momenta and Sandoz withdrew their allegations as to the ‘466 patent, and in July 2013, the District Court granted the Company’s motion for summary judgment of non‑infringement of the ‘886 patent and denied Momenta and Sandoz’s motion for leave to amend their infringement contentions. On January 24, 2014, the District Court judge entered final judgment in the Company’s favor on both patents. Momenta and Sandoz also filed a motion to collect attorneys’ fees and costs relating to a discovery motion which the District Court granted. On May 9, 2016, the District Court issued an order imposing fees and costs of approximately $0.4 million in relation to this discovery motion. This amount has been accrued in the General and

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Administrative expense for the quarter ended March 31, 2016.  On January 30, 2014, Momenta and Sandoz filed a notice of appeal to the Federal Circuit appealing the court’s final judgment including summary judgment denying Momenta and Sandoz’s motion for leave to amend their infringement contentions.

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

On March 18, 2016, the parties filed a joint status report with the District Court. On June 21, 2016, the District Court granted Momenta and Sandoz’s Motion for Leave to Amend its Infringement Contentions. In light of Momenta and Sandoz’s Amended Infringement Contentions and recent changes in Supreme Court precedent since the case was stayed in 2012, the Company sought to amend its Non-Infringement and Invalidity Contentions. The District Court then held a status conference on July 6, 2016 and referred the issue of the Company's amended contentions to the Magistrate Judge for briefing and further informed the parties that replies to any Summary Judgment motion are due in May 2017 and trial is set to begin on July 10, 2017. On July 15, 2016, the District Court entered the Amended Scheduling Order setting the end of any remaining fact discovery for November 22, 2016 and the end of expert discovery for March 24, 2017.

On July 18, 2016, the Company submitted its Motion for Leave to Amend Its Non-Infringement and Invalidity Contentions and Momenta and Sandoz’s responded on July 25, 2016. In light of new arguments made in their response, the Company further filed a Motion For Leave to Reply in Further Support of Defendants' Motion for Leave to Amend Non-Infringement and Invalidity Contentions. The District Court has not yet ruled on the Company's pending motions regarding its amended contentions.

In parallel with the District Court proceedings, the Company is appealing the Federal Circuit’s decision to vacate the grant of the Company’s summary judgment to the extent it was based on the determination that the Company’s activities are protected under the Safe Harbor. The Company filed a Petition for a Writ of Certiorari with the Supreme Court on May 17, 2016. Momenta and Sandoz initially waived their right to respond to the petition; however, on May 31, 2016, the Supreme Court requested a response from Momenta and Sandoz. The response from Momenta and Sandoz was initially due on June 30, 2016 but they requested an extension.  Momenta and Sandoz filed their response on August 1, 2016.

The Company intends to vigorously defend this case in the District Court and pursue its legal appeal with the Supreme Court. The Company intends to attempt to collect the $100.1 million bond posted by Momenta and Sandoz following a decision on the merits in the event the Company prevails in District Court, or following a decision by the Supreme Court, in the event that the Supreme Court reverses the Federal Circuit decision that the Company’s activities do not fall within the Safe Harbor.

False Claims Act Litigation

In January 2009, the Company filed a qui tam complaint in the U.S. District Court for the Central District of California, or the District Court, alleging that Aventis Pharma S.A., or Aventis, through its acquisition of a patent through false and misleading statements to the U.S. Patent and Trademark Office, as well as through false and misleading statements to the

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On July 27, 2015, Aventis filed a request for attorneys’ fees with the District Court, and on August 3, 2015, the Company filed objections to Aventis’s request. On July 20, 2015, the Company filed with the Ninth Circuit a notice of appeal of the District Court’s dismissal of the case, and Aventis filed a notice of cross-appeal on August 5, 2015. On November 12, 2015, Aventis filed a pleading asking that the District Court impose various monetary penalties and fines against the Company, including disgorgement of enoxaparin revenues and attorneys’ fees expended by Aventis in this action, based on Aventis’s allegations that the Company engaged in sanctionable conduct. On November 23, 2015, the District Court issued an order setting forth a procedure for sanctions proceedings as to the Company as well as its outside counsel. On December 24, 2015, the Company filed a pleading with the District Court opposing the imposition of sanctions, and on January 20, 2016, Aventis filed a response pleading further pressing for the imposition of sanctions. On May 4, 2016, the District Court issued three orders requesting that the Company and its outside counsel file a document showing cause as to why sanctions should not be imposed and to set up a conference call with the partiers and the court to discuss whether any discovery and/or a hearing is necessary. On June 13, 2016, the Company and its outside counsel each filed responses to the Court’s order to show cause as to why sanctions should not be imposed. On July 21, 2016, Aventis filed a response contending that the Court should impose sanctions. The Company intends to continue to vigorously defend against any such imposition of sanctions.

On March 28, 2016, the Company filed its opening brief with the Ninth Circuit Court of Appeals setting forth detailed arguments as to why the False Claims Act litigation should not have been dismissed by the District Court. On June 20, 2016, Aventis filed its principal brief in the appeal, responding to the Company’s arguments regarding dismissal of the False Claims Act litigation, and setting forth Aventis’s argument that it should be awarded attorneys’ fees and expenses. The Company’s reply brief is due on September 19, 2016. The Company intends to vigorously defend this case.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Momenta/Sandoz Antitrust Litigation

On September 17, 2015, the Company initiated a lawsuit by filing a Complaint in the Central District of California against Momenta and Sandoz. The Company’s complaint generally asserts that Momenta and Sandoz have engaged in certain types of illegal, monopolistic, and anticompetitive conduct giving rise to various causes of action against them. On December 9, 2015, Defendants filed a motion to dismiss and a motion to transfer the case to the District of Massachusetts. On January 4, 2016, the Company filed oppositions to both motions. On January 26, 2016, the District Court of the Central District of California granted Defendants’ motion to transfer and did not rule on Defendants’ motion to dismiss. Accordingly, the case was transferred to the District of Massachusetts. On February 9, 2016, the Company filed a writ of mandamus with the Ninth Circuit Court of Appeals to attempt to appeal the District Court of the Central District of California’s granting of Defendants’ motion to transfer to the District of Massachusetts. The Ninth Circuit denied this petition on May 20, 2016, and as such the case will remain before the District of Massachusetts. On July 27, 2016, the Massachusetts District Court granted Defendants’ motion to dismiss based upon an antitrust immunity doctrine, without addressing the substantive merits of the claims.  The Company intends to continue vigorously pursuing these claims and is currently evaluating an appeal.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18. Subsequent Events

In August 2016, the Company, through its newly established wholly-owned UK subsidiary, Amphastar UK Limited, acquired International Medication Systems (UK) Limited, a UK-based subsidiary of UCB PHARMA GmbH, including its product trademarks, and other related product assets, as well as marketing authorizations for thirty-three products in the UK, Ireland, Australia, and New Zealand, representing eleven different injectable chemical entities. The Company paid $7.7 million in cash as consideration for the transaction. The products are generic injectables containing the following active ingredients; Adrenaline, Amiodarone, Atropine, Calcium Chloride, Furosemide, Glucose, Lidocaine, Magnesium Sulphate, Morphine, Naloxone and Sodium Bicarbonate. The Company plans to transfer the manufacturing of the products to its facilities in California.  The transfer will require UK Medicines and Healthcare products Regulatory Agency and other related regulatory agency approval before the products can be sold by the Company. The Company has preliminary concluded that this transaction will be accounted for as a business combination in accordance with ASC 805.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and the results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Condensed Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to our management, and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under the “Special Note About Forward-Looking Statements,” above and described in greater detail elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2015, particularly in Item 1A. “Risk Factors”.

Overview

Amphastar Pharmaceuticals, Inc., together with our wholly-owned subsidiaries, International Medication Systems, Limited, or IMS; Armstrong Pharmaceuticals, Inc., or Armstrong; Amphastar Nanjing Pharmaceuticals Co., Ltd., or ANP; and Amphastar France Pharmaceuticals, S.A.S., or AFP, is a specialty pharmaceutical company that focuses primarily on developing, manufacturing, marketing and selling technically-challenging generic and proprietary injectable, inhalation and intranasal products.  Additionally, we sell insulin active pharmaceutical ingredient, or API products. We currently manufacture and sell 19 products including Amphadase®, which we re-launched in the fourth quarter of 2015.  Additionally, we are developing a portfolio of 15 generic abbreviated new drug applications, or ANDAs, three generic biosimilar and six proprietary injectable and inhalation product candidates.

Our largest product by net revenues is currently enoxaparin sodium injection, the generic equivalent of Sanofi S.A.’s Lovenox®. Enoxaparin is a difficult to manufacture injectable form of low molecular weight heparin that is used as an anticoagulant and is indicated for multiple indications, including the prevention and treatment of deep vein thrombosis.

We have agreements with established group purchasing organizations and wholesaler networks to distribute enoxaparin, which is marketed under our own label for the hospital and clinic market. For the U.S. retail market, we have an agreement with Actavis Inc., or Actavis, to distribute enoxaparin, which is marketed under Actavis’ label. On June 30, 2016, Actavis and Amphastar agreed to terminate the agreement upon the earlier of (i) January 1, 2017, and (ii) such earlier date that is 30 days after Actavis notifies us in writing that Actavis has less than 30 days inventory of the enoxaparin product remaining in Actavis’ possession or scheduled to be delivered pursuant to the pending purchase orders.

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

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net revenues

	Three Months Ended
	June 30,		Change
	2016	2015	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products
Enoxaparin	$17,328	$19,541	$(2,213)	(11)%
Other products	46,428	30,534	15,894	52%
Total finished pharmaceutical products	$63,756	$50,075	$13,681	27%
API	4,277	3,778	499	13%
Total net revenues	$68,033	$53,853	$14,180	26%
Cost of revenues
Finished pharmaceutical products	$33,159	$37,441	$(4,282)	(11)%
API	3,160	3,094	66	2%
Total cost of revenues	$36,319	$40,535	$(4,216)	(10)%
Gross profit	$31,714	$13,318	$18,396	138%
as % of net revenues	47%	25%

Net revenues were $68.0 million and $53.9 million for the three months ended June 30, 2016 and 2015, respectively, representing an increase of $14.2 million, or 26%. The increase was primarily due to an increase in sales of other finished pharmaceutical products largely due to an increase in sales of naloxone to $15.6 million from $10.7 million, as a result of a significant increase in unit volumes. Pricing of naloxone declined in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, as we increased discounting and rebates. This increase was also due to an increase in sales of phytonadione to $8.8 million from $1.8 million, sales of epinephrine to $5.2 million from $2.2 million, and an increase in sales of lidocaine to $8.2 million from $7.3 million. Additionally, our insulin API business had an increase in sales of RHI and porcine insulin to $4.3 million from $3.8 million, as MannKind purchased part of their unfulfilled 2015 commitments during the second quarter of 2016. These increases were partially offset by a decrease of sales of enoxaparin, which decreased $2.2 million from $19.5 million to $17.3 million on lower average selling prices.

We expect that the declines in the average selling price of enoxaparin will continue and that unit volume will decline in the near term as a result of increased competition. In addition, the timing of sales into the retail channel may be adversely affected in the near term, as we will stop shipping to Actavis in the third quarter, and we cannot sell into the retail market directly until the contract termination date which is the earlier of (i) January 1, 2017, and (ii) such earlier date that is 30 days after Actavis notifies us in writing that Actavis has less than 30 days inventory of the enoxaparin product remaining in Actavis’ possession or scheduled to be delivered pursuant to the pending purchase orders. We believe that pricing increases on several other finished pharmaceutical products will partially offset lower enoxaparin sales; however, we expect that net revenues for the remainder of 2016 may be negatively impacted. Net revenues would also be impacted if sales of our products were affected by any manufacturing or production issues, supply chain interruptions or unexpected regulatory issues.

We anticipate that sales of insulin API will continue to fluctuate due to the inherent uncertainties related to sales of RHI to MannKind. In addition, most of our API sales are denominated in Euros, and the fluctuation in the value of the Euro versus the dollar compared to 2015 has had, and will continue to have, an impact on API sales revenues in the near term.

Cost of revenues

Cost of revenues was $36.3 million and $40.5 million for the three months ended June 30, 2016 and 2015, respectively, representing a decrease of $4.2 million, or 10%. The decrease was primarily due to a decrease in average cost per unit of enoxaparin. Gross profit as a percentage of net revenues increased because of a lower average heparin material costs and higher average prices of several finished pharmaceutical products. Additional factors affecting gross profit in the second quarter of 2016 included an increase in manufacturing volume, which increased overhead absorption. This benefit was partially offset by increased personnel costs at our domestic manufacturing sites.

Declining prices and unit volume of enoxaparin will put downward pressure on gross margins, but we believe this trend will be partially offset by increases in prices of several other finished pharmaceutical products. As a result, gross margin is expected to be variable depending on revenue mix.

Selling, distribution and marketing, general and administrative, and impairment of long-lived assets

	Three Months Ended
	June 30,		Change
	2016	2015	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$1,332	$1,470	$(138)	(9)%
General and administrative	9,458	11,308	(1,850)	(16)%
Impairment of long-lived assets	114	74	40	54%

General and administrative expenses were $9.5 million and $11.3 million for the three months ended June 30, 2016 and 2015, respectively, representing a decrease of $1.8 million, or 16%. The decrease was primarily due to a decrease in personnel cost.

We expect general and administrative expenses will increase on an annual basis due to increased costs associated with ongoing compliance with public company reporting obligations.

Research and development

	Three Months Ended
	June 30,		Change
	2016	2015	Dollars	%
	(in thousands)
Research and development	$10,480	$10,726	$(246)	(2)%

Research and development expenses were $10.5 million and $10.7 million for the three months ended June 30, 2016 and 2015, respectively, representing a decrease of $0.2 million, or 2%. This decrease was primarily due to a decrease in clinical trial expense and cost of research and development supplies. The decrease was partially offset by an increase in FDA fees pertaining to the NDA filing of our intranasal naloxone product candidate.

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

The following table sets forth our research and development expenses for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,		Change
	2016	2015	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$3,368	$3,472	$(104)	(3)%
Clinical trials	153	1,772	(1,619)	(91)%
FDA fees	2,388	59	2,329	3,947%
Testing, operating and lab supplies	2,543	3,612	(1,069)	(30)%
Depreciation	1,183	993	190	19%
Other expenses	845	818	27	3%
Total research and development expenses	$10,480	$10,726	$(246)	(2)%

Provision for income tax expense (benefit)

	Three Months Ended
	June 30,		Change
	2016	2015	Dollars	%
	(in thousands)
Income tax expense (benefit)	$2,857	$(3,582)	$6,439	NM
Effective tax rate	29%	(35)%

Provision for income tax expense was $2.9 million for the three months ended June 30, 2016, compared to an income tax benefit of $3.6 million for the three months ended June 30, 2015, representing an increase in income tax expense of $6.4 million.  The increase in income tax expense is related to a pre-tax income during the second quarter of 2016 compared to a pre-tax loss during the second quarter of 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net revenues

	Six Months Ended
	June 30,		Change
	2016	2015	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products
Enoxaparin	$35,686	$43,383	$(7,697)	(18)%
Other products	86,624	57,564	29,060	50%
Total finished pharmaceutical products	$122,310	$100,947	$21,363	21%
API	5,089	9,792	(4,703)	(48)%
Total net revenues	$127,399	$110,739	$16,660	15%
Cost of revenues
Finished pharmaceutical products	$65,888	$75,460	$(9,572)	(13)%
API	4,895	8,681	(3,786)	(44)%
Total cost of revenues	$70,783	$84,141	$(13,358)	(16)%
Gross profit	$56,616	$26,598	$30,018	113%
as % of net revenues	44%	24%

Net revenues were $127.4 million and $110.7 million for the six months ended June 30, 2016 and 2015, respectively, representing an increase of $16.7 million, or 15%. The increase was primarily due to an increase in sales of other finished pharmaceutical products largely due to an increase in sales of naloxone to $25.8 million from $17.4 million, as a result of a significant increase in unit volumes. Pricing of naloxone declined during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, as we increased discounting and rebates. This increase was also due to an increase in sales of phytonadione to $14.9 million from $4.4 million, an increase in sales of epinephrine to $9.6 million from $4.9 million and an increase in sales of lidocaine to $18.1 million from $14.5 million. These increases were partially offset by a decrease of sales of enoxaparin, which decreased $7.7 million from $43.4 million to $35.7 million on lower average selling prices.  Additionally, our insulin API business had decreased sales of RHI and porcine insulin by $4.7 million from $9.8 million to $5.1 million as a result of no sales to MannKind during the first quarter of 2016.

Cost of revenues

Cost of revenues was $70.8 million and $84.1 million for the six months ended June 30, 2016 and 2015, respectively, representing a decrease of $13.3 million, or 16%. The decrease was primarily due to a decrease in average cost per unit of enoxaparin and reduced shipments of RHI. Gross profit as a percentage of net revenues increased because of a lower average heparin material costs and higher average prices of several finished pharmaceutical products.  Additional factors affecting gross profit during the six months ended June 30, 2016 included an increase in manufacturing volume, which increased overhead absorption. This benefit was partially offset by increased personnel costs at our domestic manufacturing sites.

Selling, distribution and marketing, general and administrative, and impairment of long-lived assets

	Six Months Ended
	June 30,		Change
	2016	2015	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$2,684	$2,992	$(308)	(10)%
General and administrative	20,328	23,759	(3,431)	(14)%
Impairment of long-lived assets	331	74	257	347%

General and administrative expenses were $20.3 million and $23.8 million for the six months ended June 30, 2016 and 2015, respectively, representing a decrease of $3.5 million, or 14%. The decrease was primarily due to the effect on the first quarter of 2015 of a $3.3 million settlement in 2015 relating to our California employment litigation.

Research and development

	Six Months Ended
	June 30,		Change
	2016	2015	Dollars	%
	(in thousands)
Research and development	$18,868	$17,294	$1,574	9%

Research and development expenses were $18.9 million and $17.3 million for the six months ended June 30, 2016 and 2015, respectively, representing an increase of $1.6 million, or 9%. This increase was primarily due to an increase in FDA fees pertaining to the NDA filing of our intranasal naloxone product candidate. This increase was partially offset by a decrease in clinical trial expense and research and development supplies.

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

The following table sets forth our research and development expenses for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,		Change
	2016	2015	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$6,955	$6,687	$268	4%
Clinical trials	997	1,870	(873)	(47)%
FDA fees	2,402	174	2,228	1,280%
Testing, operating and lab supplies	4,428	5,168	(740)	(14)%
Depreciation	2,397	2,001	396	20%
Other expenses	1,689	1,394	295	21%
Total research and development expenses	$18,868	$17,294	$1,574	9%

Provision for income tax expense (benefit)

	Six Months Ended
	June 30,		Change
	2016	2015	Dollars	%
	(in thousands)
Income tax expense (benefit)	$4,184	$(9,114)	$13,298	NM
Effective tax rate	31%	(55)%

Provision for income tax expense was $4.2 million for the six months ended June 30, 2016, compared to an income tax benefit of $9.1 million for the six months ended June 30, 2015, representing an increase in income tax expense of $13.3 million.  The increase in income tax expense is related to a pre-tax income during the six months ended June 30, 2016, compared to a pre-tax loss during the six months ended June 30, 2015.  Additionally, in 2015 there was a reversal of a deferred tax valuation allowance which had previously been reserved that contributed to the income tax benefit.

Liquidity and Capital Resources

Cash Requirements and Sources

We need capital resources to maintain and expand our business. We expect our cash requirements to increase significantly in the foreseeable future as we sponsor clinical trials for, seek regulatory approvals of, and develop, manufacture and market our current development‑stage product candidates and pursue strategic acquisitions of businesses or assets. Our future capital expenditures include projects to upgrade, expand and improve our manufacturing facilities in the United States, China and France. Our cash obligations include the principal and interest payments due on our existing loans and lease payments, as described below and throughout this Quarterly Report on Form 10-Q. We believe that our cash reserves, operating cash flows, and borrowings availability under our credit facilities will be sufficient to fund our operations for the next 12 months. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

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

Working capital decreased $0.4 million to $115.6 million at June 30, 2016, compared to $116.0 million at December 31, 2015.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the six months ended June 30, 2016:

Six Months Ended
June 30, 2016
(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$23,256
Investing activities	(17,426)
Financing activities	(5,071)
Effect of exchange rate changes on cash	(173)
Net increase in cash and cash equivalents	$586

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $23.3 million for the six months ended June 30, 2016, which included net income of $9.4 million. Non-cash items were comprised of $7.0 million of depreciation and amortization, and $8.0 million of share-based compensation expense. This was partially offset by a change of $5.9 million in operating assets and liabilities which was primarily due to the reduction of accounts receivable and by an inventory increase.

Investing Activities

Net cash used in investing activities was $17.4 million for the six months ended June 30, 2016, was primarily due to $4.0 million for the purchase of the fourteen ANDAs from Hikma Pharmaceuticals PLC, $0.8 million relating to the acquisition of Nanjing Letop Medical Technology Co. Ltd., or Letop, and $9.3 million in purchases of property, machinery, and equipment, including the associated capitalized labor and interest on self-constructed assets. Additionally, $3.2 million in deposits were made for machinery and equipment during the first half of 2016.

Financing Activities

Net cash used in financing activities of $5.1 million for the six months ended June 30, 2016, was primarily related to $9.4 million for the repurchase of our common stock and $6.4 million in principal payments on our long-term debt.  This was partially offset by an increase of $6.6 million in proceeds from issuance on long-term debt relating to the refinancing of one of our mortgage loans and $4.2 million in proceeds from our equity plans relating to stock options exercises and purchases of our common stock through the Employee Stock Purchase Plan.

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

Contractual Obligations

There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, except that our outstanding debt obligations have changed as follows:

	June 30,	December 31,
	2016	2015	Change
	(in thousands)
Short-term debt and current portion of long-term debt	$10,904	$10,934	$(30)
Long-term debt	31,742	30,165	1,577
Total debt	$42,646	$41,099	$1,547

As of June 30, 2016, we had $37.1 million in unused borrowing capacity under revolving lines of credit with Cathay Bank and East West Bank.

We have entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by us for one of our pipeline products. As of June 30, 2016, we have paid an upfront payment of $0.5 million and $0.7 million in milestone payments under this agreement, which were classified as research and development expense. We are obligated to pay up to an additional $1.3 million if certain milestones are met. As of June 30, 2016, no such obligation existed. If the medical device manufacturer is successful in the development of this drug delivery system and the Company’s pipeline products receive appropriate regulatory approval, we intend to enter into a commercial supply agreement with such medical device manufacturer for a minimum purchase of 1.0 million units during the first 12 months.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to “Recent Accounting Pronouncements” in Note 2 in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.

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

Investment Risk

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary.  As of June 30, 2016, we did not have any such investments.

As of June 30, 2016, we had $4.4 million deposited in four banks located in China and $5.5 million deposited in one bank located in France. We also maintained $37.6 million in Money Market Insured Deposit Account Service, or MMIDAS, and Insured Cash Sweep, or ICS, accounts as of June 30, 2016.  The remaining amounts of our cash equivalent as of June 30, 2016, are in non-interest bearing accounts.

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

As of June 30, 2016, we had $42.6 million in long-term debt and capital leases outstanding.  Of this amount, $24.2 million had variable interest rates with a weighted-average interest rate of 3.9% at June 30, 2016.  An increase in the index underlying these rates of 1% (100 basis points) would increase our annual interest expense on the variable-rate debt by approximately $0.2  million per year.

Foreign Currency Rate Risk

Our products are primarily sold in U.S. domestic market, and for the three and six months ended June 30, 2016 and 2015, foreign sales were minimal. Therefore, we have little exposure to foreign currency price fluctuations. However, as a result of our acquisition of the API manufacturing business in Éragny-sur-Epte, France, we are exposed to market risk related to changes in foreign currency exchange rates. Specifically, our insulin sales contracts are primarily denominated in Euros, which are subject to fluctuations relative to the U.S. dollar, or USD. We do not currently hedge our foreign currency exchange rate risk. At this time, an immediate 10% change in currency exchange rates would not have a material effect on our financial position, results of operations or cash flows.

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

As of June 30, 2016, our foreign subsidiaries had receivables denominated in foreign currencies in the amount of $2.0 million.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For the year ended December 31, 2015, we identified a material weakness in our internal control over financial reporting in the area of non-standard and complex transactions. The accounting for certain non-standard and complex transactions were not analyzed and/or reviewed in sufficient detail by knowledgeable personnel to reach the appropriate accounting conclusion to properly record the transaction. The number of errors identified and the commonality of the root cause of the adjustments (namely, inadequate resources to provide for a more thorough and precise review in these areas), leads us to conclude that there is a material weakness in internal controls. Recognizing this material weakness and the resulting errors identified, management performed additional analyses and supplementary review procedures and has concluded that the effects of these errors were not material to any prior year or prior quarters’ previously reported amounts. Despite the existence of this material weakness, we believe the consolidated financial statements included in this Quarterly Report on Form 10-Q present, in all material respects, our financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

We are currently in process of remediating the material weakness described above. The remediation efforts are focused on addressing the underlying causes of the material weakness and will include hiring additional accounting and finance personnel with technical accounting and financial reporting experience, enhancing and segregating duties within our accounting and finance department, and enhancing our internal review procedures during the financial statement close process.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), other than the remediation efforts as discussed above.  Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Beginning in September 30, 2015, UBS Bank USA, has made extensions of credit in the aggregate amount of $4.8 million to Applied Physics & Chemistry Laboratories, Inc., which is owned solely by Jack Yongfeng Zhang and Mary Ziping Luo. The loan is pledged by 1,907,898 shares of our common stock currently held by Dr. Zhang and Dr. Luo. Interest on the loan accrues at market rates. UBS Bank USA received customary fees and expense reimbursements in connection with these loans.

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

Sales from our enoxaparin product, which is our largest selling product, represented 34%, 51%, and 64% of our total net revenues for the years ended December 31, 2015, 2014, and 2013, respectively.. We are currently experiencing declining revenue from enoxaparin and some of our other existing products and we may operate at a loss in the near term while continuing to invest in developing new products. If the sales volume or pricing of enoxaparin continues to decline, or if we are unable to satisfy market demand for this product, our business, financial position and results of operations could be materially and adversely affected, and the market value of our common stock could decline. For example, due to intense pricing competition in the pharmaceutical industry, we have experienced significant declines in the per unit pricing and gross margins attributable to our enoxaparin product since its commercial launch. Our enoxaparin product could be rendered obsolete or negatively impacted by numerous factors, many of which are beyond our control, including:

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

Any factor adversely affecting the sale of enoxaparin may cause our revenues to decline, and we may not be able to achieve and maintain profitability. In addition, on June 30, 2016, we and Actavis agreed to terminate the agreement upon the earlier of (i) January 1, 2017, and (ii) such earlier date that is 30 days after Actavis notifies us in writing that Actavis has less than 30 days inventory of the enoxaparin product remaining in Actavis possession or scheduled to be delivered pursuant to the pending purchase orders. If we are unable to engage another marketing and distribution partner, or if we are unable to market and distribute our enoxaparin product ourselves, revenues could be delayed from this product, and our profitability would be adversely affected.

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

For example, we have a profit sharing agreement with Actavis to market and distribute our enoxaparin product to the retail market in the U.S. On June 30, 2016, we and Actavis agreed to terminate the agreement upon the earlier of (i) January 1, 2017, and (ii) such earlier date that is 30 days after Actavis notifies us in writing that Actavis has less than 30 days inventory of the enoxaparin product remaining in Actavis’s possession or scheduled to be delivered pursuant to the pending purchase orders. If we are unable to engage another marketing and distribution partner, or if we are unable to market and distribute our enoxaparin product ourselves, revenues could be delayed from this product, and our profitability would be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock.

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
April 1 – April 30, 2016	131,000	$12.68	131,000	—
May 1 – May 31, 2016	108,200	12.75	108,200	—
June 1 – June 30, 2016	26,700	15.70	26,700	—

(1)

During the second quarter of 2016, we repurchased shares of our common stock as part of the $10.0 million share buyback program authorized by our Board of Directors in November 2015. As of June 30, 2016, $1.6 million remained available under such program.

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

Date: August 9, 2016

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 9, 2016

AMPHASTAR PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2016

Exhibit No.	Description
10.1

Fourth Modification to the Revolving Line of Credit Agreement, dated June 23, 2016, between Amphastar Pharmaceuticals, Inc. and Armstrong Pharmaceuticals, Inc. and Cathay Bank in the principal sum of $20,000,000

10.2

Seventh Amendment and Termination Agreement by and between the Company and Actavis Laboratories FL, Inc. (f/k/a Watson Laboratories, Inc. – Florida and as Andrx Pharmaceuticals, Inc.) dated June 30, 2016. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

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