Form 10-Q
period 2017-06-30
Amphastar Pharmaceuticals, Inc.
filed 2017-08-09
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

The number of shares outstanding of the Registrant’s only class of common stock as of August 2, 2017 was 46,195,942.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

PART I. – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,544	$72,354
Short-term investments	727	527
Restricted short-term investments	4,155	1,390
Accounts receivable, net	24,123	26,777
Inventories	74,457	79,754
Income tax refunds and deposits	386	22
Prepaid expenses and other assets	7,187	3,272
Total current assets	193,579	184,096
Property, plant, and equipment, net	161,720	152,944
Goodwill and intangible assets, net	45,869	50,307
Other assets	10,955	9,390
Deferred tax assets	31,874	31,001

Total assets	$443,997	$427,738

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,910	$16,196
Accrued liabilities	17,633	15,703
Income taxes payable	6,222	7,705
Accrued payroll and related benefits	15,776	13,847
Current portion of product return accrual	2,955	1,800
Current portion of long-term debt and capital leases	6,205	5,366
Total current liabilities	63,701	60,617

Long-term product return accrual	2,201	1,343
Long-term reserve for income tax liabilities	845	845
Long-term deferred revenue	423	97
Long-term debt and capital leases, net of current portion	40,107	32,356
Deferred tax liabilities	1,538	1,455
Other long-term liabilities	1,868	1,770
Total liabilities	110,683	98,483
Commitments and contingencies:
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 48,873,866 and 46,248,945 shares issued and outstanding as of June 30, 2017 and 47,765,149 and 46,248,622 shares issued and outstanding as of December 31, 2016, respectively	5	5
Additional paid-in capital	299,105	283,123
Retained earnings	74,592	70,855
Accumulated other comprehensive loss	(3,220)	(4,696)
Treasury stock	(37,168)	(20,032)
Total stockholders’ equity	333,314	329,255

Total liabilities and stockholders’ equity	$443,997	$427,738

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenues	$65,187	$68,033	$121,857	$127,399
Cost of revenues	38,440	36,319	72,282	70,783
Gross profit	26,747	31,714	49,575	56,616

Operating (income) expenses:
Selling, distribution, and marketing	1,596	1,332	3,075	2,684
General and administrative	12,234	9,458	23,572	20,328
Research and development	10,732	10,594	21,982	19,199
Gain on sale of intangible assets	—	—	(2,643)	—
Total operating expenses	24,562	21,384	45,986	42,211

Income from operations	2,185	10,330	3,589	14,405

Non-operating income (expense):
Interest income	87	50	178	124
Interest expense	(237)	(305)	(428)	(689)
Other income (expense), net	1,138	(323)	1,338	(272)
Total non-operating income (expense), net	988	(578)	1,088	(837)

Income before income taxes	3,173	9,752	4,677	13,568
Income tax expense	1,201	2,857	1,812	4,184

Net income	$1,972	$6,895	$2,865	$9,384

Net income per share:
Basic	$0.04	$0.15	$0.06	$0.21

Diluted	$0.04	$0.15	$0.06	$0.21

Weighted-average shares used to compute net income per share:
Basic	46,025	44,957	46,047	44,999

Diluted	47,866	45,968	47,962	45,712

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$1,972	$6,895	$2,865	$9,384

Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	1,010	(651)	1,476	(215)
Total other comprehensive income (loss)	1,010	(651)	1,476	(215)

Total comprehensive income	$2,982	$6,244	$4,341	$9,169

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$2,865	$9,384
Reconciliation to net cash provided by operating activities:
Loss (gain) on disposal and impairment of long-lived assets	(2,561)	929
Depreciation of property, plant, and equipment	6,235	5,995
Amortization of product rights, trademarks, and patents	1,426	1,050
Imputed interest accretion	16	36
Share-based compensation	8,749	8,049
Changes in operating assets and liabilities:
Accounts receivable, net	2,820	10,164
Inventories	6,965	(17,352)
Prepaid expenses and other assets	(1,106)	3,175
Income tax refund, deposits, and payable	(2,758)	3,759
Accounts payable and accrued liabilities	4,321	(1,933)
Net cash provided by operating activities	26,972	23,256

Cash Flows From Investing Activities:
Business Acquisitions	—	(4,761)
Purchases and construction of property, plant, and equipment	(13,568)	(9,344)
Sale of intangible assets	2,000	—
Purchase of short-term investments	(1,261)	—
Maturity of short-term investments	1,061	—
Changes in restricted short-term investments	(2,765)	(105)
Payment of deposits and other assets	(1,123)	(3,216)
Net cash used in investing activities	(15,656)	(17,426)

Cash Flows From Financing Activities:
Proceeds from equity plans, net of withholding tax payments	7,278	2,926
Purchase of treasury stock	(17,181)	(8,190)
Proceeds from issuance of long-term debt	11,118	6,607
Principal payments on long-term debt	(2,618)	(6,414)
Net cash used in financing activities	(1,403)	(5,071)

Effect of exchange rate changes on cash	277	(173)

Net increase (decrease) in cash and cash equivalents	10,190	586

Cash and cash equivalents at beginning of period	72,354	66,074

Cash and cash equivalents at end of period	$82,544	$66,660

Noncash Investing and Financing Activities:
Equipment acquired under capital leases	$—	$1,237

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$792	$947
Income taxes paid	$4,569	$553

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  General

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2016, and the notes thereto as filed with the Securities and Exchange Commission, or SEC, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted from the accompanying condensed consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from the audited financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The Company’s results of operations, comprehensive income (loss) and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.

Note 2.  Summary of Significant Accounting Policies

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company’s French subsidiary, AFP, Chinese subsidiary, Letop, and U.K. subsidiary, IMS UK maintain their books of record in Euros, Chinese Yuan, and Great Britain Pounds, respectively, which are the local currencies and have been determined to be their respective functional currencies. These books are translated into USD using average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date.  Equity is translated at the prevailing rate of exchange at the date of the equity transactions. Translation adjustments are reflected in stockholders’ equity and are included as a component of other accumulated comprehensive income (loss). The unrealized gains or losses of intercompany foreign currency transactions that are of a long-term investment nature are reported in other accumulated comprehensive income (loss). The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature for the three and six months ended June 30, 2017 were a $2.2 million gain and a $2.7 million gain, respectively, and for the three and six months ended June 30, 2016 were a $0.6 million loss and a $0.3 million gain, respectively.

Additionally, the Company does not undertake hedging transactions to cover its foreign currency exposure.

Comprehensive Income (loss)

For the three and six months ended June 30, 2017 and 2016, the Company included its foreign currency translation as part of its comprehensive income (loss).

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

Acquisition-related costs that the Company incurs to effect a business combination are expensed in the periods in which the costs are incurred. When the operations of the acquired businesses were not material to the Company’s condensed consolidated financial statements, no pro forma presentation is disclosed.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2019-09 Revenue from Contracts with Customers, which creates a single source of revenue guidance for companies in all industries. Subsequently, the FASB issued multiple updates. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required regarding customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). Based on ASU No. 2015-14 Deferral of the Effective Date, issued in August 2015, this guidance will be effective for the Company beginning in the first quarter of 2018, including interim periods within the year. The Company is in the process of evaluating the effect of the adoption on its condensed consolidated financial statements and is currently assessing its contracts with customers and sale of nonfinancial assets. The Company anticipates it will expand its consolidated financial statement disclosures in order to comply with the new guidance. The Company expects to select the modified retrospective transition method upon adoption.

In February 2016, the FASB issued ASU No. 2016-02 Leases, that is aimed at making leasing activities more transparent and comparable, and which requires substantially all leases be recognized by lessees on their balance sheets as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This guidance will become effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements for the reporting periods in which the guidance is adopted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09 Improvements to Employee Share-Based Payment Accounting, that is aimed at improving the employee share-based payment accounting. The standard update simplifies the accounting for employee share-based payments and involves several aspects of the accounting for share-based transactions, including the

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

potential timing of expenses, the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted this guidance effective January 1, 2017.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses, that is aimed at providing financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit. The standard update changes the impairment model for financial assets measured at amortized cost, requiring presentation at the net amount expected to be collected. The measurement of expected credit losses requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Available-for-sale debt securities with unrealized losses will be recorded through an allowance for credit losses. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted for annual periods after 2019. The Company will be required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15 Classification of Certain Cash Receipts and Cash Payments, that is aimed at addressing certain issues regarding classifications of certain cash receipts and cash payments on the statement of cash flows where diversity in practice was identified. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018. Early adoption is permitted. The Company will be required to apply the guidance retrospectively in the first interim and each annual period in which the guidance is adopted. The Company does not believe that the adoption of this accounting guidance will have a material impact on the Company’s consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16 Intra-Entity Transfers of Assets Other Than Inventory, that requires an entity to recognize the income tax consequences of intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for the Company's interim and annual reporting periods during the year ending December 31, 2018. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements, interim or annual, have not been issued. The amendments will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows: Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, the Company will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for the Company's interim and annual reporting periods during the year ending December 31, 2018. Early adoption is permitted, including adoption in an interim period. The amendments will be applied using a retrospective transition method to each period presented. The Company will be required to apply the guidance retrospectively when adopted. The Company does not believe that the adoption of this accounting guidance will have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01 Clarifying the Definition of a Business, which provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. Under the updated guidance, a set is not a business if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar assets. If the threshold is not met, the update requires that, to be a business, the set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The definition of outputs was also aligned with Accounting Standard Codification, or ASC, 606 by focusing on revenue-generating activities. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018, and prospectively applicable to any transactions occurring within the period of

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

adoption. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04 Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill. An entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and applied on a prospective basis. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09 Scope of Modification Accounting, that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018, and applied prospectively to awards modified on or after the adoption date. Early adoption is permitted. The Company does not believe that the adoption of this accounting guidance will have a material impact on its consolidated financial statements and related disclosures.

Note 3.  Business Acquisitions

Acquisition of International Medication Systems (UK) Limited from UCB PHARMA GmbH

In August 2016, the Company’s UK subsidiary, AUK, acquired IMS UK, a UK-based subsidiary of UCB PHARMA GmbH, including its trademarks, assets related to the products, as well as marketing authorizations for 33 products in the UK, Ireland, Australia, and New Zealand, representing 11 different injectable chemical entities. The Company paid $7.7 million in cash as consideration for the transaction. The Company plans to transfer the manufacturing of the purchased products to its facilities in California. The transfer will require approval of the UK Medicines and Healthcare products Regulatory Agency and other related regulatory agencies before the products can be sold by the Company. The transaction is accounted for as a business combination in accordance with ASC 805.

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

Acquisition of Nanjing Letop Medical Technology Co. Ltd.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

		U.S.
	Euros	Dollars
	(in thousands)
At Closing, April 2014	€13,252	$18,352
December 2014	4,899	5,989
December 2015	3,186	3,483
December 2016	3,186	3,427
December 2017	500	571
	€25,023	$31,822

In order to facilitate the acquisition, the Company established AFP in France. The Company is continuing the current site manufacturing activities, which consist of the manufacturing of porcine insulin API and RHI API. As part of the transaction, the Company has entered into various additional agreements, including various supply agreements, as well as the assignment and/or licensing of patents under which Merck was operating at this facility. In addition, certain existing customer agreements have been assigned to AFP. Currently, the Company is in the process of transferring the manufacturing of starting material for RHI API from Merck to AFP. This process will require capital expenditures at AFP and is expected to take two years to complete.

Note 4.  Revenue Recognition

Generally, revenue is recognized at the time of product delivery to the Company’s customers. In some cases, revenue is recognized at the time of shipment when stipulated by the terms of the sale agreements. Revenues derived from contract manufacturing services are recognized when third-party products are shipped to customers, after the customer has accepted test samples of the products to be shipped. On June 30, 2016, the Company and Actavis, Inc., or Actavis, amended the distribution agreement, which terminated the agreement in December 2016. Profit-sharing revenue under this agreement was recognized at the time Actavis sold the products to its customers.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues are recognized for each unit of accounting based on revenue recognition criteria relevant to that unit. The Company does not have any revenue arrangements with multiple deliverables.

Provision for Wholesaler Chargebacks

The provision for chargebacks is a significant estimate used in the recognition of revenue. As part of its sales terms with wholesale customers, the Company agrees to reimburse wholesalers for differences between the gross sales prices at which the Company sells its products to wholesalers, or list prices, and the actual prices of such products at the time wholesalers resell them under the Company’s various contractual arrangements with third parties such as hospitals and group purchasing organizations. The Company estimates chargebacks at the time of sale to wholesalers based on wholesaler inventory stocking levels, historic chargeback rates, and current contract pricing. The settlement of chargebacks generally occurs within 30 days after the sale to wholesalers.

The provision for chargebacks is reflected in net revenues. Accounts receivable and/or accrued liabilities are also reduced and/or increased by the chargebacks amount depending on whether the Company has the right of offset with the customer. The following table is an analysis of the chargeback provision:

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Beginning balance	$37,820	$15,217
Provision related to sales made in the current period	84,085	69,549
Credits issued to third parties	(114,124)	(72,965)
Ending balance	$7,781	$11,801

Changes in chargeback provision from period to period are primarily dependent on the Company’s sales to its wholesalers, the level of inventory held by the wholesalers, and on the wholesaler’s customer mix. The approach that the Company uses to estimate chargebacks has been consistently applied for all periods presented. Variations in estimates have been historically small. The chargeback provision has decreased in the six months ended June 30, 2017, primarily due to a decrease in the list price of enoxaparin in the first quarter of 2017. The Company continually monitors the provision for chargebacks and makes adjustments when it believes that the actual chargebacks may differ from the estimates. Chargeback provisions as of June 30, 2017 and 2016 are included in account receivables.

Accrual for Product Returns

The Company offers most customers the right to return qualified excess or expired inventory for partial credit; however, products sold to Actavis and API product sales are non-returnable. The Company’s product returns primarily consist of the returns of expired products from sales made in prior periods. Returned products cannot be resold. At the time product revenue is recognized, the Company records an accrual for estimated returns. The accrual is based, in part, upon the historical relationship of product returns to sales and customer contract terms. The Company also assesses other factors that could affect product returns including market conditions, product obsolescence, and the introduction of new competition. Although these factors do not normally give the Company’s customers the right to return products outside of the regular return policy, the Company realizes that such factors could ultimately lead to increased returns. The Company analyzes these situations on a case-by-case basis and makes adjustments to the product return reserve as appropriate. If the available information is not sufficient to estimate a reasonable product return accrual, revenues from the sales of the new product would not be recognized until the product is consumed by the end customer or rights of return granted under the return policy have expired. As of June 30, 2017 and December 31, 2016, cumulative sales of approximately $0.9 million and $0.5 million, respectively, for one of the Company’s products were not recognized in revenues, due to insufficient information available to estimate a reasonable product return accrual.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provision for product returns is reflected in net revenues. The following table is an analysis of product return liability:

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Beginning balance	$3,143	$2,621
Provision for product returns	2,979	637
Credits issued to third parties	(966)	(715)
Ending balance	$5,156	$2,543

For the six months ended June 30, 2017 and 2016,  the Company’s aggregate product return rate was 1.2% and 1.1%  of qualified sales, respectively.

Note 5.  Income per Share

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

For the three and six months ended June 30, 2017, options to purchase 3,170,200 shares of stock with a weighted-average exercise price of $20.52 per share, were excluded in the computation of diluted net income per share because the effect from the assumed exercise of these options would be anti-dilutive.

For the three and six months ended June 30, 2016, options to purchase 6,827,011 shares of stock with a weighted-average exercise price of $18.16 per share, were excluded in the computation of diluted net income per share because the effect from the assumed exercise of these options would be anti-dilutive.

The following table provides the calculation of basic and diluted net income per share for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Basic and dilutive numerator:
Net income	$1,972	$6,895	$2,865	$9,384
Denominator:
Weighted-average shares outstanding — basic	46,025	44,957	46,047	44,999

Net effect of dilutive securities:
Incremental shares from equity awards	1,841	1,011	1,915	713
Weighted-average shares outstanding — diluted	47,866	45,968	47,962	45,712
Net income per share — basic	$0.04	$0.15	$0.06	$0.21
Net income per share — diluted	$0.04	$0.15	$0.06	$0.21

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.  Segment Reporting

The Company has established two reporting segments that each report to the Chief Operating Decision Maker, or CODM, as defined in ASC 280, Segment Reporting. The Company’s performance is assessed and resources are allocated by the CODM based on the following two reportable segments:

•	Finished pharmaceutical products
•	Active pharmaceutical ingredients, or API

The finished pharmaceutical products segment manufactures markets and distributes enoxaparin, naloxone, lidocaine, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes recombinant human insulin API and porcine insulin API for external customers and internal product development.

Selected financial information by reporting segment is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Net revenues:
Finished pharmaceutical products	$63,765	$63,756	$119,699	$122,310
API	1,422	4,277	2,158	5,089
Total net revenues	65,187	68,033	121,857	127,399

Gross profit:
Finished pharmaceutical products	28,866	30,598	53,176	56,422
API	(2,119)	1,116	(3,601)	194
Total gross profit	26,747	31,714	49,575	56,616

Operating expenses	24,562	21,384	45,986	42,211

Income from operations	2,185	10,330	3,589	14,405
Non-operating income (expenses)	988	(578)	1,088	(837)

Income before income taxes	$3,173	$9,752	$4,677	$13,568

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Finished pharmaceutical products net revenues:
Enoxaparin	$8,288	$17,328	$18,698	$35,686
Naloxone	10,261	15,561	21,200	25,815
Epinephrine	10,648	5,226	20,222	9,618
Lidocaine	9,334	8,191	17,622	18,099
Phytonadione	10,003	8,761	17,890	14,887
Other finished pharmaceutical products	15,231	8,689	24,067	18,205
Total finished pharmaceutical products net revenues	$63,765	$63,756	$119,699	$122,310

Discontinuation of epinephrine injection, USP vial product

In March 2017, the U.S. Food and Drug Administration, or FDA, requested the Company to discontinue the manufacturing and distribution of its epinephrine injection, USP vial product, which has been marketed under the “grandfather” exception to the FDA’s “Prescription Drug Wrap-Up” program. The Company discontinued selling this product in the second quarter of 2017. For the year ended December 31, 2016, the Company recognized $18.6 million in net revenues for the sale of this product. A charge of $3.3 million was included in the cost of revenues in its consolidated statements of operations for the year ended December 31, 2016 to adjust the related inventory items and firm purchase commitments to their net realizable value due to the anticipated discontinuation of the product.

Net revenues and carrying values of long-lived assets of enterprises by geographic regions are as follows:

	Net Revenue				Long-Lived Assets
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2017	2016	2017	2016	2017	2016
	(in thousands)
United States	$63,799	$67,550	$119,729	$126,089	$105,881	$104,110
China	—	—	—	—	36,651	35,085
France	1,388	483	2,128	1,310	19,097	13,659
United Kingdom	—	—	—	—	91	90
Total	$65,187	$68,033	$121,857	$127,399	$161,720	$152,944

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.  Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. Actavis had exclusive marketing rights of the Company’s enoxaparin product to the U.S. retail pharmacy market until December 2016. The Company considers these four customers to be its major customers, as each individually, and these customers collectively, represented a significant percentage of the Company’s net revenue for the three and six months ended June 30, 2017 and 2016, and accounts receivable as of June 30, 2017 and December 31, 2016, respectively. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
			Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2017	2016	2017	2016	2017	2016
Actavis(1)	—	1%	—	18%	—	20%
AmerisourceBergen	23%	30%	29%	20%	29%	19%
Cardinal Health	25%	28%	26%	20%	25%	20%
McKesson	29%	19%	27%	19%	27%	20%

(1)	The agreement with Actavis was terminated in December 2016.

Supplier Concentrations

The Company depends on suppliers for raw materials, active pharmaceutical ingredients, and other components that are subject to stringent FDA, requirements. Some of these materials may only be available from one or a limited number of sources. Establishing additional or replacement suppliers for these materials may take a substantial period of time, as suppliers must be approved by the FDA. Furthermore, a significant portion of raw materials may only be available from foreign sources. If the Company is unable to secure, on a timely basis, sufficient quantities of the materials it depends on to manufacture and market its products, it could have a materially adverse effect on the Company’s business, financial condition, and results of operations.

Note 8.  Fair Value Measurements

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

The fair values of the Company’s financial assets and liabilities measured on a recurring basis, as of June 30, 2017 and December 31, 2016, are as follows:

		Quoted Prices in
		Active Markets	Significant Other	Significant Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents	$52,707	$52,707	$—	$—
Restricted short-term investments	4,155	4,155	—	—
Fair value measurement as of June 30, 2017	$56,862	$56,862	$—	$—

Cash equivalents	$36,082	$36,082	$—	$—
Restricted short-term investments	1,390	1,390	—	—
Fair value measurement as of December 31, 2016	$37,472	$37,472	$—	$—

The fair value of the Company’s cash equivalents includes money market accounts, money market funds, Money Market Insured Deposit Account Service, or MMIDAS, and Insured Cash Sweep, or ICS accounts. Restricted short-term investments consist of certificate of deposit accounts that expire within 12 months for which market prices are readily available. The restrictions placed on the certificate of deposit accounts have a negligible effect on the fair value of these financial assets; these funds are restricted to meet the Company’s obligation for workers’ compensation claims and performance bonds.

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

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include long-lived assets, goodwill, and intangible assets for which the fair value of assets is determined as part of the related impairment test. As of June 30, 2017 and December 31, 2016, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.  Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
Cortrosyn® product rights	12	$27,134	$25,352	$1,782
IMS (UK) international product rights(1)	10	9,098	834	8,264
Patents	10	293	151	142
Land-use rights	39	2,540	387	2,153
Other intangible assets	4	69	37	32
Subtotal	12	39,134	26,761	12,373
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	4,271	—	4,271
Subtotal	*	33,496	—	33,496
As of June 30, 2017	*	$72,630	$26,761	$45,869

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
Cortrosyn® product rights	12	$27,134	$24,461	$2,673
IMS (UK) international product rights(1)	10	8,632	359	8,273
Acquired ANDAs(2)	15	4,000	222	3,778
Patents	10	293	137	156
Land-use rights	39	2,540	354	2,186
Other intangible assets	1	574	534	40
Subtotal	12	43,173	26,067	17,106
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,976	—	3,976
Subtotal	*	33,201	—	33,201
As of December 31, 2016	*	$76,374	$26,067	$50,307

*Intangible assets with indefinite lives have an indeterminable average life.

(1)In August 2016, the Company acquired International Medication Systems (UK) Limited from UCB PHARMA GmbH for $7.7 million. The fair value of the marketing authorization was $9.2 million as of the acquisition date (see Note 3).

(2)In February 2017, the Company sold the 14 ANDAs it had acquired from Hikma to an unrelated party for $6.4 million.

Sale of Fourteen Injectable ANDAs

In February 2017, the Company sold the 14 ANDAs it acquired in March 2016 from Hikma to an unrelated party. The consideration included a purchase price of $6.4 million of which the amount of $1.0 million was received upon closing, $1.0 million was received in the second quarter of 2017 and the remaining $4.4 million will be paid upon certain milestones. If the purchaser is not able to achieve these milestones by December 31, 2017, the purchaser will pay the remaining payments within 30 days of December 31, 2017. In addition to the purchase price, the purchaser agreed to pay the Company a royalty fee equal to 2% of net sales derived from purchaser’s sales of the products for the period from February 2017 through February 2027. The Company is also subject to certain indemnification liability payable to the

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

purchaser, which is limited up to $0.6 million. The Company recognized a gain of $2.6 million within operating (income) expenses on its condensed consolidated statement of operations for the six months ended June 30, 2017, and a receivable of $4.4 million in current other assets on its condensed consolidated balance sheet as of June 30, 2017.

Goodwill

The changes in the carrying amounts of goodwill were as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)
Beginning balance	$3,976	$3,726
Goodwill related to acquisition of business	—	391
Currency translation and other adjustments	295	(141)
Ending balance	$4,271	$3,976

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene® Mist, an over-the-counter bronchodilator product, which are recorded at the allocated fair value of $29.2 million, which is its carrying value as of June 30, 2017.

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

Based on the Company’s filed version of Primatene® Mist, the long history of the Primatene® trademark (marketed since 1963), and the Company’s perpetual rights to the trademark, the nature of the CRL received in December 2016, the plan

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

that the HFA version will be marketed under the same trademark if approved by the FDA, and other factors previously considered, the trademark continues to have an indefinite useful life, and an impairment charge is not required based on the Company’s qualitative assessment as of June 30, 2017.

Note 10.  Inventories

Inventories consist of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Raw materials and supplies	$24,914	$36,209
Work in process	26,516	22,266
Finished goods	23,027	21,279
Total inventories	$74,457	$79,754

A charge of $4.7 million and $5.1 million were included in the cost of revenues in the Company’s condensed consolidated statements of operations for the three months and six months ended June 30, 2017, respectively, to adjust inventory items to their net realizable value, including a $2.9 million charge in the three months ended June 30, 2017 related to enoxaparin inventory items as a result of a decrease in the forecasted average selling price.

Note 11.  Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Buildings	$86,960	$85,283
Leasehold improvements	29,275	24,619
Land	7,050	6,857
Machinery and equipment	115,540	111,041
Furniture, fixtures, and automobiles	15,577	15,113
Construction in progress	34,785	32,044
Total property, plant, and equipment	289,187	274,957
Less accumulated depreciation	(127,467)	(122,013)
Total property, plant, and equipment, net	$161,720	$152,944

As of June 30, 2017 and December 31, 2016, the Company had $2.4 million and $2.6 million, respectively, in capitalized manufacturing equipment that is intended to be used specifically for the manufacture of Primatene® Mist. The Company will continue to monitor developments with the FDA as it relates to its Primatene® Mist indefinite lived intangible assets in determining if there is an impairment of these related fixed assets (see Note 9).

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note  12.  Debt

Debt consists of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Loans with East West Bank

Equipment loan paid off April 2017	$—	$433
Line of credit facility due December 2018	—	—
Equipment loan due January 2019	2,438	3,208
Mortgage payable due February 2021	3,619	3,660
Equipment loan due June 2021	4,898	2,882
Equipment line of credit due December 2022	—	—
Mortgage payable due October 2026	3,553	3,582
Mortgage payable due June 2027	9,000	—

Loans with Cathay Bank

Line of credit facility due May 2018	—	—
Acquisition loan due April 2019	16,081	17,079
Mortgage payable due April 2021	4,318	4,367

Loans with Seine-Normandie Water Agency

French government loan 1 due March 2018	16	30
French government loan 2 due June 2020	79	99
French government loan 3 due July 2021	289	262

Payment Obligation to Merck	561	506

Equipment under Capital Leases	1,460	1,614
Total debt and capital leases	46,312	37,722
Less current portion of long-term debt and capital leases	6,205	5,366
Long-term debt and capital leases, net of current portion	$40,107	$32,356

Loans with East West Bank

Equipment Loan—Paid off April 2017

In March 2012, the Company entered into an $8.0 million revolving credit facility. In March 2013, the Company converted the outstanding principal balance of $4.9 million into an equipment loan. Borrowings under the facility were secured by equipment. Borrowings under the facility bore a variable interest rate at the prime rate as published by The Wall Street Journal, plus 0.25%, with a minimum interest rate of 3.50%. In April 2017, the Company repaid all outstanding amounts due under this loan.

Line of Credit Facility—Due December 2018

In March 2012, the Company entered into a $10.0 million line of credit facility, which bears a variable interest rate at the prime rate as published by The Wall Street Journal. Borrowings under the facility are secured by inventory and accounts

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

receivable. This facility matured in March 2016.  In March 2016, the facility was amended to increase the line of credit to $15.0 million and to extend the maturity date to September 2017. In May 2017, the Company amended the facility to extend the maturity date to December 2018. As of June 30, 2017, the Company did not have any amounts outstanding under this facility.

Equipment Loan—Due January 2019

In July 2013, the Company entered into an $8.0 million line of credit facility.

In January 2015, the Company drew down $6.2 million from the line of credit facility. Subsequently, the facility was converted into a term equipment loan with an outstanding principal balance of $6.2 million and a maturity date of January 2019. Borrowings under the facility are secured by equipment. As of June 30, 2017, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company has entered into a fixed interest rate swap contract on this facility to exchange the variable interest rate for a fixed interest rate of 4.48% over the life of the facility without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting and is recorded at fair value for an immaterial amount based on Level 2 inputs.

Mortgage Payable—Due February 2021

The Company refinanced the mortgage term loan in January 2016, which had an outstanding principal balance of $3.7 million at December 31, 2015, and a maturity date of February 2021. The refinanced loan is payable in monthly installments with a final balloon payment of $3.3 million. The refinanced loan is secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex. The refinanced loan has a variable interest rate at the prime rate as published by The Wall Street Journal. As of June 30, 2017, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company has entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest rate of 4.39% over the life of the loan without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting, and is recorded at fair value for an immaterial amount based on Level 2 inputs.

Equipment Loan—Due June 2021

In March 2016, the Company entered into a $5.0 million equipment credit facility.

In May 2017, the Company converted the outstanding balance of $5.0 million into a term equipment loan which matures in June 2021. Borrowings under the loan are secured by equipment. The loan bears a variable interest rate at the prime rate as published by The Wall Street Journal. As of June 30, 2017, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company has entered into a fixed interest rate swap contract on this facility to exchange the variable interest rate for a fixed interest rate of 4.86% over the life of the facility without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting and is recorded at fair value for an immaterial amount based on Level 2 inputs.

Equipment Credit Line—Due December 2022

In June 2017, the Company entered into an $8.0 million equipment credit line with an 18-month draw down period. Interest payments are due monthly through December 2018 at the prime rate as published by The Wall Street Journal. After the draw down period, the outstanding principal balance converts into a 48-month term loan which bears a variable interest rate at the prime rate as published by The Wall Street Journal. The loan matures in December 2022, and the principal and interest payments are due monthly. Borrowings under the facility are secured by equipment. As of June 30, 2017, the Company did not have any amounts outstanding under this facility.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Mortgage Payable—Due October 2026

In September 2006, the Company entered into a mortgage term loan in the principal amount of $2.8 million, which matured in September 2016.

The Company refinanced the mortgage term loan in September 2016, which increased the principal amount to $3.6 million and extended the maturity date to October 2026. The refinanced loan is payable in monthly installments with a final balloon payment of $2.9 million. The refinanced loan was secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex. The refinanced loan bears a variable interest rate at the one-month LIBOR rate plus 2.75%. As of June 30, 2017, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. Subsequently, the Company entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest rate of 4.15% until October 2021 without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting, and is recorded at fair value for an immaterial amount based on Level 2 inputs.

Mortgage Payable—Due June 2027

In May 2017, the Company entered into a mortgage term loan in the principal amount of $9.0 million, which matures in June 2027. The loan is payable in monthly installments with a final balloon payment of $7.4 million plus interest. The loan is secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex and two buildings at the Company’s Chino, California, facility. The loan bears a variable interest rate at the one-month LIBOR rate plus 2.5%. As of June 30, 2017, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest rate of 4.79% until June 2024 without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting, and is recorded at fair value of approximately $0.2 million based on Level 2 inputs.

Loans with Cathay Bank

Line of Credit Facility—Due May 2018

In April 2012, the Company entered into a $20.0 million revolving line of credit facility. Borrowings under the facility are secured by inventory, accounts receivable, and intangibles held by the Company. The facility bears a variable interest rate at the prime rate as published by The Wall Street Journal with a minimum interest rate of 4.00%. In June 2016, the Company amended the facility to extend the maturity date from May 2016 to May 2018. As of June 30, 2017, the Company did not have any amounts outstanding under this facility.

Acquisition Loan with Cathay Bank—Due April 2019

On April 22, 2014, in conjunction with the Merck API Transaction, the Company entered into a secured term loan with Cathay Bank as lender. The principal amount of the loan is $21.9 million and bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%. Beginning on June 1, 2014, and through the maturity date April 22, 2019, the Company must make monthly payments of principal and interest based on the then outstanding amount of the loan amortized over a 120‑month period. On April 22, 2019, all amounts outstanding under the loan become due and payable, which would be approximately $12.0 million based upon an interest rate of 4.00%. The loan is secured by 65% of the issued and outstanding shares of stock in AFP and certain assets of the Company, including accounts receivable, inventory, certain investment property, goods, deposit accounts, and general intangibles but not including the Company’s equipment and real property. As of June 30, 2017, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input.

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

Mortgage Payable—Due April 2021

In April 2014, the Company refinanced the mortgage term loan, which had a principal balance outstanding of $4.6 million. The loan is payable in monthly installments with a final balloon payment of $3.9 million. The loan is secured by the building at the Company’s Canton, Massachusetts location, and bears interest at a fixed rate of 5.42% and matures in April 2021. As of June 30, 2017, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input.

Loans with Seine-Normandie Water Agency

In January 2015, the Company entered into three French government loans with the Seine-Normandie water agency in the aggregate amount of €0.6 million, or $0.7 million, subject to currency exchange fluctuations. The life of the loans range between three to six years, and includes annual equal payments and bears no interest over the life of the loans.

As of June 30, 2017, the payment obligation had an aggregate book value of €0.4 million, or $0.4 million, subject to currency exchange rate fluctuations, which approximates fair value. The fair value of the payment obligation was determined by using the interest rate associated with the Company’s acquisition loan with Cathay Bank that bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%.  Such interest rate is deemed to be a Level 2 input for measuring fair value.

Payment Obligation to Merck

Merck—Due December 2017

On April 30, 2014, in conjunction with the Merck API Transaction, the Company entered into a commitment obligation with Merck, in the principal amount of €11.6 million, or $16.0 million, subject to currency exchange rate fluctuations. The terms of the purchase price include annual payments over four years and bear a fixed interest rate of 3.00%. As of June 30, 2017, the payment obligation had a balance of €0.5 million, or $0.6 million, which approximates fair value. The fair value of the payment obligation was determined by using the interest rate associated with the Company’s acquisition loan with Cathay Bank that bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%. Such interest rate is deemed to be a Level 2 input for measuring fair value.

Covenants

At June 30, 2017 and December 31, 2016, the Company was in compliance with its debt covenants, which include a minimum current ratio, minimum debt service coverage, minimum tangible net worth, maximum debt-to-effective-tangible-net-worth ratio, and minimum deposit requirement, computed on a consolidated basis.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Equipment under Capital Leases

The Company entered into leases for certain equipment under capital leasing arrangements, which will expire at various times through 2021. The cost of equipment under capital leases was $1.9 million and $2.0 million at June 30, 2017 and December 31, 2016, respectively.

The accumulated depreciation of equipment under capital leases was $0.4 million and $0.2 million at June 30, 2017 and December 31, 2016, respectively. Depreciation of assets recorded under capital leases is included in depreciation expense in the accompanying consolidated financial statements.

Note 13.  Income Taxes

The following table sets forth the Company’s income tax provision for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Income before taxes	$3,173	$9,752	$4,677	$13,568
Income tax expense	1,201	2,857	1,812	4,184
Net income	$1,972	$6,895	$2,865	$9,384
Income tax provision as a percentage of income before income taxes	37.9%	29.3%	38.7%	30.8%

The Company has a full valuation allowance against its French deferred tax assets; however, a tax benefit is included in the annual effective tax rate computation due to the French entity reporting a year-to-date foreign exchange gain in other comprehensive income. The Company has calculated an estimated annual effective income tax rate of 40.1% for the year ended December 31, 2017, based upon its forecasted income. This estimated effective tax rate factors in various permanent differences, including domestic deductions, the impact of foreign operations, and various credits. The Company also factors in certain discrete tax items that are recognized in the quarter. The Company’s income tax provision of 29.3% and 30.8% during the three and six months ended June 30, 2016, respectively, factored in similar permanent items, as well as the impact of its foreign operations and discrete tax items recognized in the quarter.

Effective January 1, 2017, the Company adopted ASU 2016-09, under which, differences between the tax deduction for share-based awards and the related compensation expenses recognized under ASC 718 are prospectively accounted for as a component of the provision for income taxes. In addition, ASU 2016-09 eliminated the requirement that excess tax benefits from share-based compensation reduce taxes payable prior to being recognized in the financial statements. As a result of the adoption of ASU 2016-09, the cumulative excess benefits of stock compensation of $0.9 million that was not previously recognized was established on the balance sheet resulting in an increase in deferred tax assets and retained earnings.

The Company’s income tax return for the 2015 tax year is currently under examination by the Internal Revenue Service. There are differing interpretations of tax laws and regulations and, as a result, significant disputes may arise with tax authorities involving issues of timing and amount of deductions and allocations of income. Resolution of uncertain tax positions may have an impact on the results of operations for that period.

Valuation Allowance

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Ultimately, the realization of deferred tax assets depends on the existence of future taxable income. Management considers sources of taxable income such as income in prior carryback

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 14.  Stockholders’ Equity

A summary of the changes in stockholders’ equity for the six months ended June 30, 2017, consisted of the following:

Six Months Ended
June 30,
2017
(in thousands)

Stockholders’ equity as of December 31, 2016	$329,255
Beginning balance adjustment to retained earnings as a result of the adoption of ASU 2016-09	872
Adjusted stockholders’ equity as of January 1, 2017	330,127
Net income	2,865
Accumulated other comprehensive income	1,476
Settlement of share-based compensation	7,278
Share-based compensation expense	8,749
Treasury stock repurchase	(17,181)
Stockholders’ equity as of June 30, 2017	$333,314

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

As of June 30, 2017, the Company has issued 320,623 shares of common stock under the ESPP and 1,679,377 shares of its common stock remained available for issuance.

For the three and six months ended June 30, 2017,  the Company recorded ESPP expense of $0.2 million and $0.3 million, respectively.  For the three and six months ended June 30, 2016,  the Company recorded ESPP expense of $0.2 million and $0.3 million, respectively.

Share Buyback Program

On November 6, 2014, the Company’s Board of Directors authorized a $10.0 million share buyback program, which was completed in December 2015. On November 10, 2015, the Company’s Board of Directors authorized an additional $10.0 million to the Company’s share buyback program. On November 7, 2016, the Company’s Board of Directors authorized

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

an increase of $20.0 million to the Company’s share buyback program, which is expected to continue for an indefinite period of time. On August 7, 2017, the Company’s Board of Directors authorized an additional $20.0 million to the Company’s share buyback program. The primary goal of the programs is to offset dilution created by the Company’s equity compensation programs.

Purchases are made through open market and private block transactions pursuant to Rule 10b5-1 plans, privately negotiated transactions or other means as determined by the Company’s management and in accordance with the requirements of the SEC. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, and other conditions. These repurchased shares are accounted for under the cost method and are included as a component of treasury stock in the Company’s consolidated balance sheets.

Pursuant to the Company’s share repurchase program, the Company purchased 579,388 and 1,112,282 shares of its common stock during the three and six months ended June 30, 2017, for total consideration of $9.0 million and $17.2 million, respectively. The Company purchased 265,900 and 664,500 shares of its common stock during the three and six months ended June 30, 2016, for total consideration of $3.5 million and $8.2 million, respectively.

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

As of June 30, 2017, the Company reserved an aggregate of 3,265,420 shares of common stock for future issuance under the 2015 Plan. In January 2017, an additional 1,156,216 shares were reserved under the 2015 Plan pursuant to the evergreen provision.

Share-Based Award Activity and Balances

The Company accounts for share-based compensation payments in accordance with ASC 718, which requires measurement and recognition of compensation expense at fair value for all share-based payment awards made to employees and directors. Under these standards, the fair value of option awards and the option components of the ESPP awards are estimated at the grant date using the Black-Scholes option-pricing model. The fair value of RSUs is estimated at the grant date using the Company’s common share price. Non-vested stock options held by non-employees are revalued using the Company’s estimate of fair value at each balance sheet date. The portion that is ultimately expected to vest is

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

amortized and recognized in the compensation expenses on a straight-line basis over the requisite service period, generally from the grant date to the vesting date.

The weighted-averages for key assumptions used in determining the fair value of options granted during the three and six months ended June 30, 2017 and 2016, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Average volatility	40.2%	33.0%	37.0%	30.4%
Risk-free interest rate	1.5%	0.9%	2.1%	1.5%
Weighted-average expected life in years	3.0	3.0	5.4	5.5
Dividend yield rate	—%	—%	—%	—%

A summary of option activity under all plans for the six months ended June 30, 2017, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2016	12,530,297	$14.57
Options granted	1,765,813	14.19
Options exercised	(752,420)	11.61
Options cancelled	(38,206)	13.59
Options expired	(109,675)	25.43
Outstanding as of June 30, 2017	13,395,809	$14.60	4.62	$55,447
Exercisable as of June 30, 2017	8,873,906	$15.17	3.15	$35,742

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock for those awards that have an exercise price below the estimated fair value at June 30, 2017.

For the three and six months ended June 30, 2017,  the Company recorded expenses of $2.0 million and $4.0 million, respectively, related to stock options granted to employees under all plans and expenses of $0.2 million and $0.3 million, respectively, related to stock options granted to the Board of Directors under all plans. For the three and six months ended June 30, 2016,  the Company recorded expenses of $2.3 million and $4.4 million, respectively, related to stock options granted to employees under all plans and expenses of $0.2 million and $0.4 million, respectively, related to stock options granted to the Board of Directors under all plans.

Information relating to option grants and exercises is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Weighted-average grant date fair value	$5.01	$3.88	$4.92	$3.40
Intrinsic value of options exercised	3,037	967	3,062	982
Cash received	8,643	3,149	8,739	3,253
Total fair value of the options vested during the year	1,424	2,000	6,205	5,260

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the status of the Company’s non-vested options as of June 30, 2017, and changes during the six months ended June 30, 2017 is presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2016	4,592,187	$3.61
Options granted	1,765,813	4.92
Options vested	(1,797,891)	3.45
Options forfeited	(38,206)	4.85
Non-vested as of June 30, 2017	4,521,903	4.17

As of June 30, 2017, there was $14.5 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.4 years and will be adjusted for future changes in estimated forfeitures.

Deferred Stock Units/Restricted Stock Units

Beginning in 2007, the Company granted deferred stock units, or DSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years, and commencing in 2015, such equity was issued as restricted stock units, or RSUs (such RSUs and DSUs are collectively referred to herein as RSUs). The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period using the straight-line method. During the three and six months ended June 30, 2017, the Company recorded expense of $1.7 million and $3.7 million, respectively, related to RSU awards granted to employees under all plans and expenses of $0.2 million and $0.3 million, respectively, related to RSU awards granted to the Board of Directors. During the three and six months ended June 30, 2016, the Company recorded expenses of $1.4 million and $2.5 million, respectively, related to RSU awards granted to employees under all plans and expenses of $0.2 million and $0.4 million, respectively, related to RSU awards granted to the Board of Directors.

As of June 30, 2017, there was $15.4 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.5 years and will be adjusted for future changes in estimated forfeitures.

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
		Value of RSUs
		Issued
	Total RSUs	as
	Issued	Compensation(1)
		(in thousands)
RSUs outstanding at December 31, 2016	1,215,786
RSUs granted	630,799	$8,578
RSUs forfeited	(11,110)
RSUs vested(2)	(467,164)
RSUs outstanding at June 30, 2017	1,368,311

(1)	The total fair market value is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs 178,312 shares of common stock were surrendered to fulfil tax withholding obligations.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Equity Awards to Consultants and Advisory Board Members

The Company pays certain consultants and advisory board members in the form of share-based awards. Such share-based compensation expense is recorded over the service period based on the estimated fair market value of the equity award at the date services are performed or upon completion of services. During the three and six months ended June 30, 2017, the Company recorded expenses of $0.1 million and $0.1 million, respectively, in relation to such share-based compensation. During the three months ended June 30, 2016, the Company recorded an immaterial amount of expense in relation to such share-based compensation. During the six months ended June 30, 2016, the Company recorded an expense of approximately $0.1 million in relation to such share-based compensation.

The Company recorded share-based compensation expense under all plans and it is included in the Company’s consolidated statement of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenues	$897	$771	$2,028	$1,570
Operating expenses:
Selling, distribution, and marketing	65	65	149	131
General and administrative	2,985	3,100	5,768	5,746
Research and development	351	262	804	602
Total share-based compensation	$4,298	$4,198	$8,749	$8,049

Note 15.  Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Employer contributions vest over four years. Total employer contributions for the three and six months ended June 30, 2017, were approximately $0.2 million and $0.5 million, respectively, compared to the prior year expense of $0.3 million and $0.5 million for the three and six months ended June 30, 2016, respectively.

Defined Benefit Pension Plan

In connection with the Merck API Transaction, the Company assumed an obligation associated with a defined-benefit plan for eligible employees of AFP. This plan provides benefits to the employees from the date of retirement and is based on the employee’s length of time employed by the Company. The calculation is based on a statistical calculation combining a number of factors that include the employee’s age, length of service, and AFP employee turnover rate.

The liability under the plan is based on a discount rate of 1.60% and 1.75% as of June 30, 2017 and December 31, 2016, respectively. The liability is included in accrued liabilities in the accompanying consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $1.8 million and $1.7 million at June 30, 2017 and December 31, 2016, respectively. The Company recorded an immaterial amount of expense under the plan for the three months ended June 30, 2017, and $0.1 million for the six months ended June 30, 2017. The Company recorded an immaterial amount of expense under the plan for the three months ended June 30, 2016, and $0.1 million for the six months ended June 30, 2016.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.  Commitments and Contingencies

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Collaboration Agreement with a Medical Device Manufacturer

In 2014, the Company entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by the Company for one of its pipeline products. As of June 30, 2017, the Company has paid an upfront payment of $0.5 million and has paid $1.5 million in milestone payments under this agreement, which were classified as research and development expense as the milestones were met. The Company is obligated to pay up to an additional $0.5 million if certain milestones are met. As of June 30, 2017, no such obligation existed. Pursuant to the collaboration agreement, if the medical device manufacturer is successful in the development of this drug delivery system and the Company’s pipeline products receive appropriate regulatory approval, the Company intends to enter into a commercial supply agreement with such medical device manufacturer for a minimum purchase of 1.0 million units during the first 12 months.

Operating Lease Agreements

The Company leases real and personal property, in the normal course of business, under various non-cancelable operating leases. The Company, at its option, can renew a substantial portion of its leases, at the market rate, for various renewal periods ranging from one to six years. Rental expense under these leases for the three and six months ended June 30, 2017, was approximately $0.9 million and $1.7 million, respectively, compared to $0.9 million and $1.7 million for the three and six months ended June 30, 2016, respectively.

Purchase Commitments

As of June 30, 2017, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $51.3 million. The Company anticipates that most of these commitments with a remaining term in excess of one year will be fulfilled by 2018. In addition, the Company is obligated to pay a supplier certain payments up to $1.5 million based on its launch and sale of one of the Company’s pipeline products.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17.  Litigation

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Fact discovery in the Massachusetts District Court proceedings closed on November 22, 2016, and the parties proceeded with expert discovery and exchanged opening and rebuttal expert reports. Expert discovery closed on March 24, 2017. On April 14, 2017, Plaintiffs filed a Motion for Summary Judgment seeking to dismiss the Company’s equitable defenses. On April 14, 2017, the Company filed Defendants’ Motion for Summary Judgment of Invalidity and Noninfringement. In the Motion, the Company moved for the District Court to grant summary judgment in favor of the Company on the following issues: (1) the ’886 patent is invalid under 35 U.S.C. § 101 as claiming non-patentable subject matter; (2) the ’886 patent is invalid under 35 U.S.C. § 112 because the claims are indefinite; and (3) the Company’s tests do not infringe the claims of the ’886 patent. Oppositions to the motions for summary judgment were filed on May 5, 2017. Replies in support of the motions for summary judgment were filed on May 19, 2017. On June 16, 2017, the District Court issued an order denying the summary judgment motions. The District Court also denied Plaintiffs’ motion for summary judgment dismissing the Company’s defenses of implied waiver and equitable estoppel, and denied Plaintiffs’ alternative request for a separate hearing on the implied waiver and equitable estoppel defenses holding that the defenses would be submitted to the jury for an advisory verdict.

Trial in the Massachusetts District Court on all claims and defenses began on July 10, 2017. On July 21, 2017, the jury returned a unanimous verdict finding that although the Company’s tests infringed the asserted patent, the patent was invalid for lack of enablement and lack of written description and the jury further found that Plaintiffs are entitled to zero ($0) damages. As for the Company’s defenses of implied waiver and equitable estoppel, the jury found that Plaintiffs waived their right to recover for infringement of the asserted patent and that Plaintiffs are estopped from enforcing the asserted patent against the Company. The verdict on these equitable defenses will be briefed by the parties and submitted to the court, which will render a final judgment on the matter.

The Company will continue to vigorously defend the jury’s verdict, including against any potential appeal by the Plaintiffs. The Company intends to attempt to collect the $100.1 million bond posted by Momenta and Sandoz following a final judgement by the Massachusetts District Court.

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

On February 28, 2014, Aventis filed a motion for summary judgment on the issue of the adequacy of the Company’s notice letter to the government, and the California District Court denied Aventis’ motion for summary judgment in a final order it issued on May 12, 2014. On June 9, 2014, at Aventis’ request, the California District Court issued an order certifying for appeal its order denying Aventis’ motion for summary judgment. On June 9, 2014, Aventis filed with the

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

United States Court of Appeals for the Ninth Circuit, or the Ninth Circuit, a petition for permission to appeal the California District Court’s denial of Aventis’ motion for summary judgment, and the Company filed an opposition to Aventis’ petition on June 19, 2014. On August 22, 2014, the Ninth Circuit granted Aventis’ petition. The parties filed their respective appeal briefs with the Ninth Circuit. On November 10, 2016, the Ninth Circuit heard oral argument on the appeal.

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

On March 28, 2016, the Company filed its opening brief with the Ninth Circuit Court of Appeals setting forth detailed arguments as to why the False Claims Act litigation should not have been dismissed by the California District Court. On June 20, 2016, Aventis filed its principal brief in the appeal, responding to the Company’s arguments regarding dismissal of the False Claims Act litigation, and setting forth Aventis’s argument that it should be awarded attorneys’ fees and expenses. On September 19, 2016, the Company filed its reply brief to Aventis’s principal brief. On October 3, 2016, Aventis filed its reply brief in support of its cross-appeal of the District Court’s denial of attorneys’ fees. On November 10, 2016, the Ninth Circuit heard oral argument on the appeals.

On May 11, 2017, the Ninth Circuit issued an opinion affirming the California District Court’s dismissal of the action for lack of subject matter jurisdiction; dismissing as moot Aventis’s appeal from the District Court’s denial of its motion for summary judgment on the issue of the adequacy of the Company’s notice letter to the government; reversing the District Court’s denial of Aventis’s motion for attorneys’ fees; and remanding the case to the District Court for resolution of the attorneys’ fees issue. On July 14, 2017, Aventis filed an application with the District Court for entitlement to attorneys’ fees and expenses.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On August 25, 2016, the Company filed with the First Circuit Court of Appeals a notice of appeal of the Massachusetts District Court’s dismissal of the antitrust case. On October 31, 2016, the Company filed its appeal brief with the First Circuit. On December 5, 2016, Defendants filed their response brief with the First Circuit Court of Appeals. On December 19, 2016, the Company filed its rely brief with the First Circuit Court of Appeals, which concluded the briefing on this appeal. On February 9, 2017, the First Circuit Court of Appeals heard oral arguments. On March 6, 2017, the First Circuit Court of Appeals issued its decision, in which it held 3 to 0 that the District Court of Massachusetts erred in dismissing the Company’s antitrust case and sent the case back to the District Court to consider additional arguments.

On April 6, 2017, the District Court held a status conference to address scheduling matters for the rest of the case. The Court set a briefing schedule for Defendants’ supplemental motion to dismiss and a full case schedule in the event that it denies Defendants’ supplemental motion to dismiss. On April 20, 2017, Defendants filed their supplemental motion to dismiss and the Company filed its opposition on May 4, 2017. No reply briefs are allowed. The Court promised to rule on the motion to dismiss by the end of May but did not do so. If the Court denies Defendants’ supplemental motion to dismiss, discovery will commence. Summary judgment arguments would be due on November 15, 2018; oppositions would be due on December 15, 2018; and replies would be due on January 15, 2019. Trial is currently scheduled for April 1, 2019.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Condensed Consolidated Financial Statements” and the related notes thereto included in this Quarterly Report on Form 10-Q, or Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to our management. Actual results could differ materially from those discussed in or implied by forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under the “Special Note About Forward-Looking Statements,” above and described in greater detail elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2016, particularly in Item 1A. “Risk Factors”.

Overview

We are a specialty pharmaceutical company that focuses primarily on developing, manufacturing, marketing and selling technically challenging generic and proprietary injectable, inhalation and intranasal products. Additionally, we sell insulin API products. We currently manufacture and sell 19 products. Additionally, we are developing a portfolio of 16 generic ANDAs, three generic biosimilar product candidates and six proprietary injectable and inhalation product candidates.

One of our largest products by net revenues is enoxaparin sodium injection, the generic equivalent of Sanofi S.A.’s Lovenox®. Enoxaparin is a difficult to manufacture injectable form of low molecular weight heparin that is used as an anticoagulant and has multiple indications, including the prevention and treatment of deep vein thrombosis.

We have agreements with established group purchasing organizations and wholesaler networks to distribute enoxaparin, which is marketed under our own label for the hospital and clinic market. For the U.S. retail market, we had a distribution agreement with Actavis Inc., or Actavis, to distribute enoxaparin, which was marketed under Actavis’ label. On June 30, 2016, we amended the distribution agreement with Actavis, to among other things, amend the termination date of such agreement. In December 2016, our distribution agreement was terminated pursuant to such amendment. Since December 2016, we have been distributing enoxaparin directly in the U.S. retail marketing under our own label.

Our pipeline of over 20 generic and proprietary product candidates is in various stages of development and targets a variety of indications. With respect to these product candidates, we have six ANDAs, and two NDAs on file with the FDA.

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

Business Segments

Our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) API products. The finished pharmaceutical products segment currently manufactures, markets and distributes enoxaparin, Cortrosyn®, Amphadase®, naloxone, lidocaine jelly, as well as various other critical and non-critical care drugs. The API segment currently manufactures and distributes RHI API, and porcine insulin API. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Segment Reporting”.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net revenues

	Three Months Ended
	June 30,		Change
	2017	2016	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products	$63,765	$63,756	$9	0%
API	1,422	4,277	(2,855)	(67)%
Total net revenues	$65,187	$68,033	$(2,846)	(4)%
Cost of revenues
Finished pharmaceutical products	$34,899	$33,159	$1,740	5%
API	3,541	3,160	381	12%
Total cost of revenues	$38,440	$36,319	$2,121	6%
Gross profit	$26,747	$31,714	$(4,967)	(16)%
as % of net revenues	41%	47%

The increase in net revenues of the finished pharmaceutical products for the three months ended June 30, 2017, was due to the following changes:

	Three Months Ended
	June 30,		Change
	2017	2016	Dollars	%
	(in thousands)
Finished pharmaceutical products net revenues
Enoxaparin	$8,288	$17,328	$(9,040)	(52)%
Naloxone	10,261	15,561	(5,300)	(34)%
Epinephrine	10,648	5,226	5,422	104%
Lidocaine	9,334	8,191	1,143	14%
Phytonadione	10,003	8,761	1,242	14%
Other finished pharmaceutical products	15,231	8,689	6,542	75%
Total finished pharmaceutical products net revenues	$63,765	$63,756	$9	0%

The decrease in sales of enoxaparin was primarily driven by lower unit volumes, which resulted in a decrease of approximately $7.1 million, as well as lower average selling prices, which resulted in a decrease of approximately $1.9 million. We expect that the average selling price and unit volumes of enoxaparin will continue to fluctuate in the near term as a result of competition.

Lower unit volumes of naloxone led to a decrease in sales of approximately $4.8 million, while lower average selling price caused a decrease in sales of approximately $0.5 million. We anticipate that sales of this product may fluctuate due to increased competition driven by future competitor launches.

The increase in sales of lidocaine and phytonadione sales were primarily the result of higher unit volumes. An increase in average selling prices of epinephrine caused an increase of approximately $3.0 million in net revenues, while higher unit volumes led to an increase in sales of approximately $2.4 million. The FDA requested that we discontinue the manufacturing and distribution of our epinephrine injection, USP vial product, which has been marketed under the “grandfather” exception to the FDA’s “Prescription Drug Wrap-Up” program. We discontinued selling this product in the second quarter of 2017. For the three months ended June 30, 2017, we recognized $9.9 million in net revenues for the sale of this product.

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. However, we had a significant backlog as of March 31, 2017, primarily due to decreased production at our IMS facility resulting from a partial plant shutdown. During the second quarter of 2017, we fulfilled such backlog. As a result, our other finished pharmaceutical products experienced a volume increase in the quarter. Our backlog is generally not a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Sales of RHI API decreased because there were no sales to MannKind. We anticipate that sales of our API business will continue to fluctuate and will likely decrease due to the inherent uncertainties related to sales of RHI API to MannKind. In addition, most of our API sales are denominated in Euros, and the fluctuation in the value of the Euro versus the dollar has had, and will continue to have, an impact on API sales revenues in the near term.

Cost of revenues

The increase in cost of revenue was due to an increase in the unabsorbed manufacturing expense and a charge of $4.7 million to adjust certain inventory items to their net realizable value, including $2.9 million for enoxaparin inventory items due to a decrease in the forecasted average selling price.

Volatility in average selling prices and unit volume of enoxaparin and the discontinuation of our epinephrine injection, USP vial product will put downward pressure on our gross margins. However, we believe that this trend will be partially offset by increases in prices and unit volumes of several other finished pharmaceutical products. As a result, gross margin is expected to be variable depending on revenue mix.

Selling, distribution and marketing, and general and administrative

	Three Months Ended
	June 30,		Change
	2017	2016	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$1,596	$1,332	$264	20%
General and administrative	12,234	9,458	2,776	29%

The increase in general and administrative expenses was primarily due to an increase in legal fees in preparation for our July 2017 patent trial (see Note 17 to the condensed consolidated financial statements for more information).

We expect that general and administrative expenses will increase on an annual basis due to increased costs associated with ongoing compliance with public company reporting obligations as well as legal fees associated with our enoxaparin litigation.

Research and development

	Three Months Ended
	June 30,		Change
	2017	2016	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$3,490	$3,368	$122	4%
Clinical trials	1,216	153	1,063	695%
FDA fees	85	2,388	(2,303)	(96)%
Testing, operating and lab supplies	4,003	2,543	1,460	57%
Depreciation	1,111	1,183	(72)	(6)%
Other expenses	827	959	(132)	(14)%
Total research and development expenses	$10,732	$10,594	$138	1%

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

Testing, operating and lab supplies increased due to expenditures on materials for our pipeline products. Clinical trials expense increased due to external studies related to our generic product pipeline. This increase was partially offset by a decrease in FDA fees pertaining to the NDA filing of our intranasal naloxone product candidate that was submitted in the second quarter of 2016.

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

Provision for income tax expense

	Three Months Ended
	June 30,		Change
	2017	2016	Dollars	%
	(in thousands)
Income tax expense	$1,201	$2,857	$(1,656)	(58)%
Effective tax rate	38%	29%

The difference in income tax expense was primarily due to the change in pre-tax income positions.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net revenues

	Six Months Ended
	June 30,		Change
	2017	2016	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products	$119,699	$122,310	$(2,611)	(2)%
API	2,158	5,089	(2,931)	(58)%
as % of net revenues	$121,857	$127,399	$(5,542)	(4)%
Cost of revenues
Finished pharmaceutical products	$66,523	$65,888	$635	1%
API	5,759	4,895	864	18%
Total cost of revenues	$72,282	$70,783	$1,499	2%
Gross profit	$49,575	$56,616	$(7,041)	(12)%
as % of net revenues	41%	44%

The decrease in net revenues of the finished pharmaceutical products for the six months ended June 30, 2017, was due to the following changes:

	Six Months Ended
	June 30,		Change
	2017	2016	Dollars	%
	(in thousands)
Finished pharmaceutical products net revenues
Enoxaparin	$18,698	$35,686	$(16,988)	(48)%
Naloxone	21,200	25,815	(4,615)	(18)%
Lidocaine	17,622	18,099	(477)	(3)%
Phytonadione	17,890	14,887	3,003	20%
Epinephrine	20,222	9,618	10,604	110%
Other finished pharmaceutical products	24,067	18,205	5,862	32%
Total finished pharmaceutical products net revenues	$119,699	$122,310	$(2,611)	(2)%

The decrease in sales of enoxaparin was primarily driven by lower unit volumes, which resulted in a decrease of approximately $12.8 million, as well as lower average selling prices, which resulted in a decrease of approximately $4.2 million. We expect that the average selling price and unit volumes of enoxaparin will continue to fluctuate in the near term as a result of competition.

Lower unit volumes of naloxone led to a decrease in sales of approximately $4.3 million, while lower average selling price caused a decrease in sales of approximately $0.3 million. We anticipate that sales of this product may fluctuate due to increased competition driven by future competitor launches.

The increase in phytonadione sales was primarily the result of higher unit volumes. An increase in average selling prices of epinephrine caused an increase of approximately $5.4 million in net revenues, while higher unit volumes led to an increase in sales of approximately $5.2 million. The FDA requested that we discontinue the manufacturing and distribution of our epinephrine injection, USP vial product, which has been marketed under the “grandfather” exception to the FDA’s “Prescription Drug Wrap-Up” program. We discontinued selling this product in the second quarter of 2017. For the six months ended June 30, 2017, we recognized $17.9 million in net revenues for the sale of this product.

Sales of RHI API decreased because there were no sales to MannKind. We anticipate that sales of API will continue to fluctuate and will likely decrease due to the inherent uncertainties related to sales of RHI API to MannKind. In addition, most of our API sales are denominated in Euros, and the fluctuation in the value of the Euro versus the dollar has had, and will continue to have, an impact on API sales revenues in the near term.

Cost of revenues

The increase in cost of revenues was due to an increase in the unabsorbed manufacturing expense and a charge of $5.1 million to adjust certain inventory items to their net realizable value, including $2.9 million for enoxaparin inventory items due to a decrease in the forecasted average selling price.

Volatility in average selling prices and unit volume of enoxaparin and the discontinuance of our epinephrine injection, USP vial product will put downward pressure on our gross margins. However, we believe that this trend will be partially offset by increases in prices and unit volumes of several other finished pharmaceutical products. As a result, gross margin is expected to be variable depending on revenue mix.

Selling, distribution and marketing, and general and administrative

	Six Months Ended
	June 30,		Change
	2017	2016	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$3,075	$2,684	$391	15%
General and administrative	23,572	20,328	3,244	16%

The increase in general and administrative expenses was primarily due to an increase in legal fees in preparation for our July 2017 patent trial (see Note 17 to the condensed consolidated financial statements for more information).

Research and development

	Six Months Ended
	June 30,		Change
	2017	2016	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$7,470	$6,955	$515	7%
Pre-launch inventory	711	—	711	N/A
Clinical trials	2,051	997	1,054	106%
FDA fees	100	2,402	(2,302)	(96)%
Testing, operating and lab supplies	7,762	4,428	3,334	75%
Depreciation	2,185	2,397	(212)	(9)%
Other expenses	1,703	2,020	(317)	(16)%
Total research and development expenses	$21,982	$19,199	$2,783	14%

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

Pre-launch inventory expense increased due to purchases related to Primatene® Mist. Testing, operating and lab supplies increased due to expenditures on materials for our pipeline products, particularly production of APIs for our pipeline at our ANP facility. Clinical trials expense increased due to external studies related to our generic product pipeline. This increase was partially offset by a decrease in FDA fees pertaining to the NDA filing of our intranasal naloxone product candidate that was submitted in the second quarter of 2016.

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

Gain on sale of intangible assets

	Six Months Ended
	June 30,		Change
	2017	2016	Dollars	%
	(in thousands)
Gain on sale of intangible assets	$(2,643)	$—	$(2,643)	N/A

In February 2017, we sold the ANDAs that we acquired in March 2016 and recognized a gain of $2.6 million (see Note 3 and Note 9 to the condensed consolidated financial statements for more information).

Provision for income tax expense

	Six Months Ended
	June 30,		Change
	2017	2016	Dollars	%
	(in thousands)
Income tax benefit	$1,812	$4,184	$(2,372)	NM
Effective tax rate	39%	31%

The difference in income tax expense was primarily due to the change in pre-tax income positions.

Liquidity and Capital Resources

Cash Requirements and Sources

We need capital resources to maintain and expand our business. We expect our cash requirements to increase significantly in the foreseeable future as we sponsor clinical trials for, seek regulatory approvals of, and develop, manufacture and market our current development‑stage product candidates and pursue strategic acquisitions of businesses or assets. Our future capital expenditures include projects to upgrade, expand and improve our manufacturing facilities in the United States, China and France. Our cash obligations include the principal and interest payments due on our existing loans and lease payments, as described below and throughout this Quarterly Report on Form 10-Q. As of June 30, 2017, our foreign subsidiaries collectively held $16.4 million in cash and cash equivalents. We do not plan to repatriate foreign earnings to the United States. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

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

Working capital increased by $6.4 million to $129.9 million at June 30, 2017, compared to $123.5 million at December 31, 2016.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the six months ended June 30, 2017:

Six Months Ended
June 30, 2017
(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$26,972
Investing activities	(15,656)
Financing activities	(1,403)
Effect of exchange rate changes on cash	277
Net increase in cash and cash equivalents	$10,190

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $27.0 million for the six months ended June 30, 2017, which included net income of $2.9 million. Non-cash items were comprised of $7.7 million of depreciation and amortization, $8.7 million of share-based compensation expense, and a gain of $2.6 million on the sale of long-lived assets.

Over the six months ended June 30, 2017, accounts receivable declined by approximately $2.8 million primarily due to the timing of customer purchases and payments. Inventories decreased by approximately $7.0 million primarily due to the timing of component and raw material purchases and sales deliveries as well as a non-cash charge of $5.1 million to adjust certain inventory items to their net realizable value. Accounts payable and accrued liabilities increased by approximately $4.3 million primarily due to the timing of payments which will lead to cash outflows in the third quarter.

Investing Activities

Net cash used in investing activities was $15.7 million for the six months ended June 30, 2017, primarily as a result of $13.6 million in purchases of property, machinery, and equipment, including the associated capitalized labor and interest on self-constructed assets. Restricted short-term investment increased by $2.8 million. Additionally, $1.1 million in deposits were made for machinery and equipment during the first half of 2017. This was partially offset by the receipt of the $2.0 million initial payment relating to the sale of the various ANDAs in February 2017 (see Note 9 to the condensed consolidated financial statements for more information).

Financing Activities

Net cash used in financing activities was $1.4 million for the six months ended June 30, 2017, primarily as a result of $19.7 million relating to the repurchase of our common stock, which was offset by $9.8 million of proceeds received from stock options exercised related to our equity plans and purchases of our common stock through the ESPP. Additionally, we received proceeds of $11.1 million from borrowings on a mortgage loan and an equipment line of credit, and made $2.6 million in principal payments on our long-term debts.

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

Contractual Obligations

There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, except that our outstanding debt obligations have changed as follows:

	June 30,	December 31,
	2017	2016	Change
	(in thousands)
Short-term debt and current portion of long-term debt	$6,205	$5,366	$839
Long-term debt	40,107	32,356	7,751
Total debt	$46,312	$37,722	$8,590

As of June 30, 2017, we had $43.0 million in unused borrowing capacity under revolving lines of credit with Cathay Bank and East West Bank.

Collaboration Agreement with a Medical Device Manufacturer

In 2014, we entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by us for one of our pipeline products. As of June 30, 2017, we have paid an upfront payment of $0.5 million and have paid $1.5 million in milestone payments under this agreement, which were classified as research and development expense as the milestones were met. We are obligated to pay up to an additional $0.5 million if certain milestones are met. As of June 30, 2017, no such obligation existed. Pursuant to the collaboration agreement, if the medical device manufacturer is successful in the development of this drug delivery system and our pipeline products receive appropriate regulatory approval, we intend to enter into a commercial supply agreement with such medical device manufacturer for a minimum purchase of 1.0 million units during the first 12 months.

Critical accounting policies

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our critical accounting policies during the six months ended June 30, 2017.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 2 in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.

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

From April 24, 2017 through April 28, 2017, our facility in Nanjing, China was subject to an inspection by the FDA. The purpose was a pre-approval inspection for the manufacture of API. The inspection resulted in several observations on Form 483. We responded to those observations on May 19, 2017, and believe that our responses to Form 483 will satisfy the requirements of the FDA and that no significant further actions will be necessary.

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

Investment Risk

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary. As of June 30, 2017, we did not have any such investments.

As of June 30, 2017, we had $12.3 million deposited in five banks located in China, $3.9 million deposited in one bank located in France, and $0.2 million deposited in one bank located in the United Kingdom. We also maintained $52.7 million in cash equivalents that include money market accounts, money market funds, MMIDAS, and ICS accounts as of June 30, 2017. The remaining amounts of our cash equivalent as of June 30, 2017, are in non-interest bearing accounts.

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

As of June 30, 2017, we had $46.3 million in long-term debts and capital leases outstanding. Of this amount, $16.1 million had variable interest rates which were not locked-in through fixed interest rate swap contracts. The debt with variable interest rate exposure had a weighted-average interest rate of 4.0% at June 30, 2017. An increase in the index underlying these rates of 1% (100 basis points) would increase our annual interest expense on the debts with variable interest rate exposure by approximately $0.2  million per year.

Foreign Currency Exchange Risk

Our products are primarily sold in the U.S. domestic market, and for the three and six months ended June 30, 2017 and 2016, foreign sales were minimal. Therefore, we have little exposure to foreign currency price fluctuations. However, as a result of our acquisition of the API manufacturing business in Éragny-sur-Epte, France, we are exposed to market risk related to changes in foreign currency exchange rates. Specifically, our insulin sales contracts are primarily denominated in Euros, which are subject to fluctuations relative to the USD. We do not currently hedge our foreign currency exchange rate risk. At this time, an immediate 10% change in currency exchange rates would not have a material effect on our financial position, results of operations or cash flows.

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

As of June 30, 2017, we had cash balances denominated in foreign currencies in the amount of $4.2 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. RISK FACTORS

Except as noted below, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017.

Some of our products are marketed without FDA approval and may be subject to enforcement actions by the FDA.

A number of our prescription products are marketed without FDA approval. These products, like many other prescription drugs on the market that FDA has not formally evaluated as being effective, contain active ingredients that were first marketed prior to the enactment of the Federal Food, Drug, and Cosmetic Act, or FFDCA. The FDA has assessed these products in a program known as the “Prescription Drug Wrap-Up” and has stated that these drugs cannot be lawfully marketed unless they comply with certain “grandfather” exceptions to the definition of “new drug” in the FFDCA. These exceptions have been strictly construed by FDA and by the courts, and the FDA has stated that it is unlikely that any of the unapproved prescription drugs on the market, including certain of our drugs, qualify for the exceptions. At any time, the FDA may require that some or all of our unapproved prescription drugs be submitted for approval and may direct that we recall these products and/or cease marketing the products until they are approved. The FDA may also take enforcement actions based on our marketing of these unapproved products, including but not limited to the issuance of an untitled letter or a warning letter, and a judicial action seeking injunction, product seizure and civil or criminal penalties. The enforcement posture could change at any time and our ability to market such drugs could terminate with little or no notice. Moreover, if our competitors seek and obtain approval and market FDA-approved prescription products that compete against our unapproved prescription products, we would be subject to a higher likelihood that FDA may seek to take action against our unapproved products. Such competitors have brought and may bring claims against us alleging unfair competition or related claims.

As a result of our meetings with the FDA in 2009, we decided to discontinue all of our products that were subject to the Prescription Drug Wrap-Up program, with the exception of epinephrine in vial form. These products were all produced at our subsidiary, IMS. During the third quarter of 2010, the FDA requested that we reintroduce several of the withdrawn products to cope with a drug shortage, while we prepared and filed applications for approval of the products. Between August and October, 2010, we reintroduced atropine, calcium chloride, morphine, dextrose, epinephrine prefilled syringes, epinephrine injection, USP vial, and sodium bicarbonate injections, and continue to market these products without FDA approval. For the years ended December 31, 2016, 2015, and 2014, we recorded net revenues of $52.1 million, $40.2 million, and $27.0 million, respectively, from unapproved products. For the six months ended June 30, 2017 and 2016, we recorded net revenues of $37.2 million, $22.5 million, respectively. The FDA recently requested us to discontinue the manufacturing and distribution of our epinephrine injection, USP vial product, which has been marketed under the “grandfather” exception to the FDA’s “Prescription Drug Wrap-Up” program. We discontinued selling this product in the second quarter of 2017. For the six months ended June 30, 2017 and for the year ended December 31, 2016, we recognized $17.9 million and $18.6 million, in net revenues for the sale of this product, respectively. The charge of $3.3 million was included in the cost of revenues in our consolidated statements of operations for the year ended December 31, 2016, to adjust the related inventory items and firm purchase commitments to their net realizable value due to the anticipated discontinuation of the product. We have filed four ANDAs and are preparing additional applications with respect to other products in order to finally mitigate all risk associated with the marketing of unapproved drug products. In the interim, we continue to operate within the FDA Compliance Policy Guide, CPG Sec. 440.100 Marketed New Drugs Without Approved NDAs and ANDAs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock:

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
April 1 – April 30, 2017	206,900	$14.59	206,900	—
May 1 – May 31, 2017	227,180	15.36	227,180	—
June 1 – June 30, 2017	145,308	16.87	145,308	—

(1)

During the second quarter of 2017, we repurchased shares of our common stock as part of the share buyback program authorized by our Board of Directors on November 7, 2016. As of June 30, 2017, $2.7 million remained available under such program.

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

Date: August 9, 2017

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 9, 2017

AMPHASTAR PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2017

Exhibit No.	Description
10.1	Business Loan Agreement, dated May 11, 2017, between International Medication Systems, Limited and East West Bank in the original principal sum of $5,000,000

10.2	Business Loan Agreement, dated May 18, 2017, between Amphastar Pharmaceuticals, Inc. and East West Bank in the original principal sum of $9,000,000

10.3	Sixth Modification to the Revolving Line of Credit Agreement, dated May 3, 2017, between International Medication Systems, Limited and East West Bank in the principal sum of $15,000,000

10.4	Equipment Line of Credit, dated June 28, 2017, between International Medication Systems, Limited and East West Bank in the original principal sum of $8,000,000

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

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