Form 10-Q
period 2017-09-30
Amphastar Pharmaceuticals, Inc.
filed 2017-11-09
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

The number of shares outstanding of the Registrant’s only class of common stock as of November 2, 2017 was 45,975,746.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

Special Note About Forward-Looking Statements

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements relate to future events or future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the sales and marketing of our products, including our enoxaparin product following termination of our profit sharing agreement with Actavis;

•	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;

•	the timing and likelihood of FDA approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;

•	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;

•	our ability to compete in the development and marketing of our products and product candidates;

•	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;

•	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our API customers;

•	the potential for our marketed products to be withdrawn due to patient adverse events or deaths, or if we fail to secure FDA approval for products subject to the Prescription Drug Wrap-Up program;

•	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;

•	the amount of price concessions or exclusion of suppliers adversely affecting our business;

•	our ability to establish and maintain intellectual property protection for our products and our ability to successfully defend our intellectual property in cases of alleged infringement;

•	the implementation of our business strategies, product development strategies and technology utilization;

•	the potential for exposure to product liability claims;

•	future acquisitions, divestitures or investments, including the anticipated benefits of such acquisitions, divestitures or investments;

•	our ability to expand internationally;

•	economic and industry trends and trend analysis;

•	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	the timing for completion of construction and validation at our IMS facility; and

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

PART I. – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,920	$72,354
Short-term investments	2,522	527
Restricted short-term investments	4,155	1,390
Accounts receivable, net	24,152	26,777
Inventories	69,640	79,754
Income tax refunds and deposits	443	22
Prepaid expenses and other assets	8,660	3,272
Total current assets	176,492	184,096
Property, plant, and equipment, net	173,046	152,944
Goodwill and intangible assets, net	45,731	50,307
Other assets	10,623	9,390
Deferred tax assets	31,874	31,001

Total assets	$437,766	$427,738

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,590	$16,196
Accrued liabilities	16,421	15,703
Income taxes payable	4,181	7,705
Accrued payroll and related benefits	17,344	13,847
Current portion of product return accrual	3,649	1,800
Current portion of long-term debt and capital leases	6,212	5,366
Total current liabilities	57,397	60,617

Long-term product return accrual	1,865	1,343
Long-term reserve for income tax liabilities	845	845
Long-term deferred revenue	1,215	97
Long-term debt and capital leases, net of current portion	42,232	32,356
Deferred tax liabilities	1,586	1,455
Other long-term liabilities	1,971	1,770
Total liabilities	107,111	98,483
Commitments and contingencies:
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 48,991,134 and 45,896,393 shares issued and outstanding as of September 30, 2017 and 47,765,149 and 46,248,622 shares issued and outstanding as of December 31, 2016, respectively	5	5
Additional paid-in capital	303,208	283,123
Retained earnings	74,767	70,855
Accumulated other comprehensive loss	(2,595)	(4,696)
Treasury stock	(44,730)	(20,032)
Total stockholders’ equity	330,655	329,255

Total liabilities and stockholders’ equity	$437,766	$427,738

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net revenues	$57,916	$64,223	$179,773	$191,622
Cost of revenues	37,275	36,611	109,557	107,394
Gross profit	20,641	27,612	70,216	84,228

Operating (income) expenses:
Selling, distribution, and marketing	1,756	1,291	4,831	3,975
General and administrative	11,665	10,801	35,237	31,129
Research and development	10,040	9,723	32,022	28,922
Gain on sale of intangible assets	—	—	(2,643)	—
Total operating expenses	23,461	21,815	69,447	64,026

Income (loss) from operations	(2,820)	5,797	769	20,202

Non-operating income (expense):
Interest income	124	63	302	187
Interest expense	(264)	(281)	(692)	(970)
Other income, net	969	422	2,307	150
Total non-operating income (expense), net	829	204	1,917	(633)

Income (loss) before income taxes	(1,991)	6,001	2,686	19,569
Income tax expense (benefit)	(2,166)	2,111	(354)	6,295

Net income	$175	$3,890	$3,040	$13,274

Net income per share:
Basic	$0.00	$0.09	$0.07	$0.29

Diluted	$0.00	$0.08	$0.06	$0.29

Weighted-average shares used to compute net income per share:
Basic	46,101	45,398	46,065	45,132

Diluted	48,215	47,953	48,046	46,365

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$175	$3,890	$3,040	$13,274

Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	625	109	2,101	(106)
Total other comprehensive income (loss)	625	109	2,101	(106)

Total comprehensive income	$800	$3,999	$5,141	$13,168

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$3,040	$13,274
Reconciliation to net cash provided by operating activities:
Loss (gain) on disposal and impairment of long-lived assets	(2,283)	994
Depreciation of property, plant, and equipment	9,376	9,009
Amortization of product rights, trademarks, and patents	2,139	1,751
Share-based compensation expense	12,905	11,604
Changes in operating assets and liabilities:
Accounts receivable, net	2,909	6,756
Inventories	12,382	(19,477)
Prepaid expenses and other assets	(3,791)	173
Income tax refund, deposits, and payable	(5,213)	3,215
Accounts payable and accrued liabilities	(2,020)	(2,745)
Net cash provided by operating activities	29,444	24,554

Cash Flows From Investing Activities:
Business Acquisitions	—	(12,461)
Purchases and construction of property, plant, and equipment	(24,981)	(16,045)
Sale of intangible assets	2,000	—
Purchase of short-term investments	(5,645)	(2,270)
Maturity of short-term investments	3,650	1,414
Changes in restricted short-term investments	(2,765)	(105)
Payment of deposits and other assets	(885)	(2,921)
Net cash used in investing activities	(28,626)	(32,388)

Cash Flows From Financing Activities:
Net proceeds from equity plans	7,255	17,157
Purchase of treasury stock	(24,773)	(8,986)
Proceeds from issuance of long-term debt	18,983	10,198
Principal payments on long-term debt	(8,381)	(9,968)
Net cash provided by (used in) financing activities	(6,916)	8,401

Effect of exchange rate changes on cash	664	(43)

Net increase (decrease) in cash and cash equivalents	(5,434)	524

Cash and cash equivalents at beginning of period	72,354	66,074

Cash and cash equivalents at end of period	$66,920	$66,598

Noncash Investing and Financing Activities:
Equipment acquired under capital leases	$—	$1,263

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$1,334	$1,381
Income taxes paid	$4,876	$3,263

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  General

Amphastar Pharmaceuticals, Inc., a California corporation, was incorporated on February 29, 1996 and merged with and into Amphastar Pharmaceuticals, Inc., a Delaware corporation, in July 2004 (together with its subsidiaries, hereinafter referred to as “the Company”). The Company is a specialty pharmaceutical company that primarily develops, manufactures, markets, and sells generic and proprietary injectable, inhalation, and intranasal products, including products with high technical barriers to market entry. Additionally, the Company sells insulin active pharmaceutical ingredient, or API, products. Most of the Company’s products are used in hospital or urgent care clinical settings and are primarily contracted and distributed through group purchasing organizations and drug wholesalers. The Company’s insulin API products are sold to other pharmaceutical companies for use in their own products and are being used by the Company in the development of injectable finished pharmaceutical products. The Company’s inhalation products will be primarily distributed through drug retailers if they are approved and brought to market.

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and are prepared in accordance with the requirements of the SEC for interim reporting. Certain amounts in the prior period condensed consolidated statements of operations and statement of cash flows have been reclassified to conform to the current quarter presentation. All significant intercompany activity has been eliminated in the preparation of the condensed consolidated financial statements. Effective January 1, 2017, the Company prospectively adopted certain requirements of Auditing Standards Update, or ASU, No. 2016-09 to classify cash flows related to excess tax benefits in operating activities without adjusting prior periods. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company.

The Company’s subsidiaries include: (1) International Medication Systems, Limited, or IMS, (2) Armstrong Pharmaceuticals, Inc., or Armstrong, (3) Amphastar Nanjing Pharmaceuticals Inc., or ANP, (4) Nanjing Letop Fine Chemistry Co., Ltd., or Letop, (5) Nanjing Hanxin Medical Technology Co., Ltd, or Hanxin, (6) Amphastar France Pharmaceuticals, S.A.S., or AFP, (7) Amphastar UK Ltd., or AUK, and (8) International Medication Systems (UK) Limited, or IMS UK.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

results could differ from those estimates. The principal accounting estimates include: determination of allowances for doubtful accounts and discounts, provision for chargebacks, provision for product returns, adjustment of inventory to their net realizable values, impairment of long-lived and intangible assets and goodwill, self-insured claims, workers’ compensation liabilities, litigation reserves, stock price volatilities for share-based compensation expense, valuation allowances for deferred tax assets, and liabilities for uncertain income tax positions.

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

The Company’s French subsidiary, AFP, maintains its books of record in Euros. Its Chinese subsidiary, Letop, maintain its books of record in Chinese Yuan. Its U.K. subsidiary, IMS UK, maintains its books of record in Great Britain Pounds. These local currencies have been determined to be the subsidiaries’ respective functional currencies. These books of record are translated into USD using average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date.  Equity is translated at the prevailing rate of exchange at the date of the equity transactions. Translation adjustments are reflected in stockholders’ equity and are included as a component of other accumulated comprehensive income (loss). The unrealized gains or losses of intercompany foreign currency transactions that are of a long-term investment nature are reported in other accumulated comprehensive income (loss). The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature for the three and nine months ended September 30, 2017 were a $1.1 million gain and a $3.8 million gain, respectively, and for the three and nine months ended September 30, 2016 were a $0.3 million gain and a $0.6 million gain, respectively.

Additionally, the Company does not undertake hedging transactions to cover its foreign currency exposure.

Comprehensive Income (loss)

For the three and nine months ended September 30, 2017 and 2016, the Company included its foreign currency translation as part of its comprehensive income (loss).

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Acquisition-related costs that the Company incurs to effect a business combination are expensed in the periods in which the costs are incurred. When the operations of the acquired businesses were not material to the Company’s condensed consolidated financial statements, no pro forma presentations were disclosed.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2014-09 Revenue from Contracts with Customers, which creates a single source of revenue guidance for companies in all industries. Subsequently, the FASB issued multiple updates. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required regarding customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). Based on ASU No. 2015-14 Deferral of the Effective Date, issued in August 2015, this guidance will be effective for the Company beginning in the first quarter of 2018, including interim periods within the year. The Company expects to adopt the standard in 2018 using the modified retrospective transition method. The majority of the Company’s revenue relates to sale of pharmaceutical products to various customers, and the adoption of the new standard is not expected to have a material impact on these transactions. The Company is continuing to evaluate the impact of all transactions.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses, which is aimed at providing financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit. The standard update changes the impairment model for financial assets measured at amortized cost, requiring presentation at the net amount expected to be collected. The measurement of expected credit losses requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Available-for-sale debt securities with unrealized losses will be recorded through an allowance for credit losses. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted for interim or annual periods during the year ended December 31, 2019. The Company will be required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not believe that the adoption of this accounting guidance will have a material impact on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15 Classification of Certain Cash Receipts and Cash Payments, which is aimed at addressing certain issues regarding classifications of certain cash receipts and cash payments on the statement of cash flows where diversity in practice was identified. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018. Early adoption is permitted. The Company will be required to apply the guidance retrospectively in the first interim and each annual period in which the guidance is adopted. The Company does not believe that the adoption of this accounting guidance will have a material impact on the Company’s consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16 Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for the Company's interim and annual reporting periods during the year ending December 31, 2018. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements, interim or annual, have not been issued. The amendments will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2017, the FASB issued ASU No. 2017-04 Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill. An entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The update also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and applied on a prospective basis. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017. The Company currently does not believe that the adoption of this accounting guidance will have a material impact on its consolidated financial statements and related disclosures.

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

In August 2017, the FASB issued ASU No. 2017-12 Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model in ASC 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The amendments also simplify the application of hedge accounting in certain situations. The new guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019. Early adoption is permitted. The Company does not believe that the adoption of this accounting guidance will have a material impact on its consolidated financial statements and related disclosures.

Note 3.  Business Acquisitions

Acquisition of International Medication Systems (UK) Limited from UCB PHARMA GmbH

In August 2016, the Company’s UK subsidiary, AUK, acquired IMS UK, a UK-based subsidiary of UCB PHARMA GmbH, including its trademarks, assets related to the products, as well as marketing authorizations for 33 products in the UK, Ireland, Australia, and New Zealand, representing 11 different injectable chemical entities. The Company paid $7.7 million in cash as consideration for the transaction. The Company is in the process of transferring the manufacturing of the purchased products to its facilities in California. The transfer will require approval of the UK Medicines and Healthcare products Regulatory Agency and other related regulatory agencies before the products can be sold by the Company. The transaction is accounted for as a business combination in accordance with ASC 805.

The fair values of the assets acquired and liabilities assumed include marketing authorizations of $9.2 million, manufacturing equipment of $0.1 million, and deferred tax liability of $1.6 million. The acquired marketing authorizations intangible assets are subject to a straight-line amortization over a useful life of approximately 10 years.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

		U.S.
	Euros	Dollars
	(in thousands)
At Closing, April 2014	€13,252	$18,352
December 2014	4,899	5,989
December 2015	3,186	3,483
December 2016	3,186	3,427
December 2017	500	591
	€25,023	$31,842

In order to facilitate the acquisition, the Company established AFP in France. The Company is continuing the current site manufacturing activities, which consist of the manufacturing of porcine insulin API and RHI API. As part of the transaction, the Company has entered into various additional agreements, including various supply agreements, as well as the assignment and/or licensing of patents under which Merck was operating at this facility. In addition, certain existing customer agreements have been assigned to AFP. Currently, the Company is in the process of transferring the manufacturing of starting material for RHI API from Merck to AFP. This process will require capital expenditures at AFP and is expected to take up to two years to complete.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Provision for Wholesaler Chargebacks

The provision for chargebacks is a significant estimate used in the recognition of revenue. As part of its sales terms with wholesale customers, the Company agrees to reimburse wholesalers for differences between the gross sales prices at which the Company sells its products to wholesalers, or list prices, and the actual prices of such products at the time wholesalers resell them under the Company’s various contractual arrangements with third parties such as retailers, hospitals and group purchasing organizations. The Company estimates chargebacks at the time of sale to wholesalers based on wholesaler inventory stocking levels, historic chargeback rates, and current contract pricing. The settlement of chargebacks generally occurs within 30 days after the sale to wholesalers.

The provision for chargebacks is reflected in net revenues. Accounts receivable and/or accrued liabilities are also reduced and/or increased by the chargebacks amount depending on whether the Company has the right of offset with the customer. The following table is an analysis of the chargeback provision:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Beginning balance	$37,820	$15,217
Provision for chargebacks	115,824	105,772
Credits issued to third parties	(144,142)	(110,073)
Ending balance	$9,502	$10,916

Changes in chargeback provision from period to period are primarily dependent on the Company’s sales to its wholesalers, the level of inventory held by the wholesalers, and on the wholesaler’s customer mix. The approach that the Company uses to estimate chargebacks has been consistently applied for all periods presented. Variations in estimates have been historically small. The chargeback provision has decreased in the nine months ended September 30, 2017, primarily due to a decrease in the list price of enoxaparin in the first half of 2017. The Company continually monitors the provision for chargebacks and makes adjustments when it believes that the actual chargebacks may differ from the estimates. Chargeback provisions as of September 30, 2017 and 2016 are included as a reduction to account receivables.

Accrual for Product Returns

The Company offers most customers the right to return qualified excess or expired inventory for partial credit; however, products sold to Actavis and API product sales are non-returnable. The Company’s product returns primarily consist of the returns of expired products from sales made in prior periods. Returned products cannot be resold. At the time product revenue is recognized, the Company records an accrual for estimated returns. The accrual is based, in part, upon the

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

historical relationship of product returns to sales and customer contract terms. The Company also assesses other factors that could affect product returns including market conditions, product obsolescence, and the introduction of new competition. Although these factors do not normally give the Company’s customers the right to return products outside of the regular return policy, the Company realizes that such factors could ultimately lead to increased returns. The Company analyzes these situations on a case-by-case basis and makes adjustments to the product return reserve as appropriate. If the available information is not sufficient to estimate a reasonable product return accrual, revenues from the sales of the new product would not be recognized until the product is consumed by the end customer or rights of return granted under the return policy have expired. As of September 30, 2017 and December 31, 2016, cumulative sales of approximately $1.1 million and $0.5 million, respectively, for one of the Company’s products were not recognized in revenues, due to insufficient information available to estimate a reasonable product return accrual.

The provision for product returns is reflected in net revenues. The following table is an analysis of product return liability:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Beginning balance	$3,143	$2,621
Provision for product returns	4,196	958
Credits issued to third parties	(1,825)	(873)
Ending balance	$5,514	$2,706

For the nine months ended September 30, 2017 and 2016,  the Company’s aggregate product return rate was 1.2% and 1.1% of qualified sales, respectively.

Note 5.  Income per Share

Basic income per share is calculated based upon the weighted-average number of shares outstanding during the period. Diluted income per share gives effect to all potential dilutive shares outstanding during the period, such as stock options, nonvested deferred stock units and restricted stock units (collectively referred to herein as “RSUs”), and shares issuable under the Company’s Employee Stock Purchase Plan, or ESPP.

For the three and nine months ended September 30, 2017, options to purchase 1,162,850 and 2,424,430  shares of stock with a weighted-average exercise price of $27.87 per share and $21.93 per share, respectively, were excluded in the computation of diluted net income per share because the effect from the assumed exercise of these options would be anti-dilutive.

For the three and nine months ended September 30, 2016, options to purchase 1,357,154 and 4,510,729 shares of stock with a weighted-average exercise price of $29.31 per share and $19.84 per shares, respectively, were excluded in the computation of diluted net income per share because the effect from the assumed exercise of these options would be anti-dilutive.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the calculation of basic and diluted net income per share for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Basic and dilutive numerator:
Net income	$175	$3,890	$3,040	$13,274
Denominator:
Weighted-average shares outstanding — basic	46,101	45,398	46,065	45,132

Net effect of dilutive securities:
Incremental shares from equity awards	2,114	2,555	1,981	1,233
Weighted-average shares outstanding — diluted	48,215	47,953	48,046	46,365
Net income per share — basic	$0.00	$0.09	$0.07	$0.29
Net income per share — diluted	$0.00	$0.08	$0.06	$0.29

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information by reporting segment is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Net revenues:
Finished pharmaceutical products	$54,455	$59,058	$174,154	$181,368
API	3,461	5,165	5,619	10,254
Total net revenues	57,916	64,223	179,773	191,622

Gross profit:
Finished pharmaceutical products	21,310	28,621	74,486	85,042
API	(669)	(1,009)	(4,270)	(814)
Total gross profit	20,641	27,612	70,216	84,228

Operating expenses	23,461	21,815	69,447	64,026

Income (loss) from operations	(2,820)	5,797	769	20,202
Non-operating income (expenses)	829	204	1,917	(633)

Income (loss) before income taxes	$(1,991)	$6,001	$2,686	$19,569

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Finished pharmaceutical products net revenues:
Enoxaparin	$6,549	$15,363	$25,247	$51,049
Naloxone	12,709	12,407	33,909	38,222
Lidocaine	9,596	8,279	27,218	26,378
Phytonadione	9,352	8,667	27,242	23,555
Epinephrine	2,027	5,303	22,249	14,921
Other finished pharmaceutical products	14,222	9,039	38,289	27,243
Total finished pharmaceutical products net revenues	$54,455	$59,058	$174,154	$181,368

Discontinuation of epinephrine injection, USP vial product

In February 2017, the U.S. Food and Drug Administration, or FDA, requested the Company to discontinue the manufacturing and distribution of its epinephrine injection, USP vial product, which has been marketed under the “grandfather” exception to the FDA’s “Prescription Drug Wrap-Up” program. The Company discontinued selling this product in the second quarter of 2017. For the year ended December 31, 2016, the Company recognized $18.6 million in net revenues for the sale of this product. A charge of $3.3 million was included in the cost of revenues in its consolidated statements of operations for the year ended December 31, 2016 to adjust the related inventory and firm purchase commitments to their net realizable value due to the anticipated discontinuation of the product.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net revenues and carrying values of long-lived assets of enterprises by geographic regions are as follows:

	Net Revenue				Long-Lived Assets
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2017	2016	2017	2016	2017	2016
	(in thousands)
United States	$55,346	$62,691	$175,075	$188,865	$105,311	$104,110
China	—	—	—	—	39,639	35,085
France	2,570	1,532	4,698	2,757	28,004	13,659
United Kingdom	—	—	—	—	92	90
Total	$57,916	$64,223	$179,773	$191,622	$173,046	$152,944

Note 7.  Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. Actavis had exclusive marketing rights of the Company’s enoxaparin product to the U.S. retail pharmacy market until December 2016. The Company considers these four customers to be its major customers, as each individually, and these customers collectively, represented a significant percentage of the Company’s net revenue for the three and nine months ended September 30, 2017 and 2016, and accounts receivable as of September 30, 2017 and December 31, 2016, respectively. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
			Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2017	2016	2017	2016	2017	2016
Actavis(1)	—	1%	—	16%	—	19%
AmerisourceBergen	12%	30%	24%	19%	27%	19%
Cardinal Health	23%	28%	25%	19%	25%	20%
McKesson	27%	19%	27%	21%	27%	20%

(1)	The agreement with Actavis was terminated in December 2016.

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

The fair values of the Company’s cash equivalents, short-term investments, and restricted short-term investments approximate their respective carrying amounts.

As of September 30, 2017 and December 31, 2016, cash equivalents include money market accounts and money market funds. Short-term investments consist of certificate of deposits and held-to-maturity municipal bonds with original maturities greater than three months. The municipal bonds are carried at amortized cost in the Company’s consolidated balance sheet, which approximates their fair value determined based on Level 2 inputs. The Company does not intend to and will not be required to sell the investments before recovery of their amortized cost basis. Restricted short-term investments consist of certificates of deposits with original maturities great than three months. The restrictions placed on the certificate of deposit accounts have a negligible effect on the fair value of these financial assets; these funds are restricted to meet the Company’s obligation for workers’ compensation claims and performance bonds.

The Company does not hold any Level 3 instruments that are measured for fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include long-lived assets, goodwill, and intangible assets for which the fair value of assets is determined as part of the related impairment test. As of September 30, 2017 and December 31, 2016, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.  Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
Cortrosyn® product rights	12	$27,134	$25,797	$1,337
IMS (UK) international product rights(1)	10	9,371	1,093	8,278
Patents	12	486	160	326
Land-use rights	39	2,540	403	2,137
Other intangible assets	4	69	42	27
Subtotal	12	39,600	27,495	12,105
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	4,401	—	4,401
Subtotal	*	33,626	—	33,626
As of September 30, 2017	*	$73,226	$27,495	$45,731

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
Cortrosyn® product rights	12	$27,134	$24,461	$2,673
IMS (UK) international product rights(1)	10	8,632	359	8,273
Acquired ANDAs(2)	15	4,000	222	3,778
Patents	10	293	137	156
Land-use rights	39	2,540	354	2,186
Other intangible assets	1	574	534	40
Subtotal	12	43,173	26,067	17,106
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,976	—	3,976
Subtotal	*	33,201	—	33,201
As of December 31, 2016	*	$76,374	$26,067	$50,307

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

Sale of Fourteen Injectable ANDAs

In February 2017, the Company sold the 14 ANDAs it acquired in March 2016 from Hikma to an unrelated party. The consideration included a purchase price of $6.4 million of which the amount of $1.0 million was received upon closing, $1.0 million was received in the second quarter of 2017 and the remaining $4.4 million will be paid upon certain milestones. If the purchaser is not able to achieve these milestones by December 31, 2017, the purchaser will pay the remaining payments within 30 days of December 31, 2017. In addition to the purchase price, the purchaser agreed to pay the Company a royalty fee equal to 2% of net sales derived from purchaser’s sales of the products for the period from February 2017 through February 2027. The Company has not recognized any royalty fees. The Company is also subject to

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

certain indemnification liability payable to the purchaser, which is limited up to $0.6 million. The Company recognized a gain of $2.6 million within operating (income) expenses on its condensed consolidated statement of operations for the nine months ended September 30, 2017, and a receivable of $4.4 million in current other assets on its condensed consolidated balance sheet as of September 30, 2017.

Goodwill

The changes in the carrying amounts of goodwill were as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)
Beginning balance	$3,976	$3,726
Goodwill related to acquisition of business	—	391
Currency translation and other adjustments	425	(141)
Ending balance	$4,401	$3,976

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene® Mist, an over-the-counter bronchodilator product, which are recorded at the allocated fair value of $29.2 million, which is its carrying value as of September 30, 2017.

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

Based on the Company’s filed version of Primatene® Mist, the long history of the Primatene® trademark (marketed since

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1963), and the Company’s perpetual rights to the trademark, the nature of the CRL received in December 2016, the plan that the HFA version will be marketed under the same trademark if approved by the FDA, and other factors previously considered, the trademark continues to have an indefinite useful life, and an impairment charge is not required based on the Company’s qualitative assessment as of September 30, 2017.

Note 10.  Inventories

Inventories consist of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Raw materials and supplies	$22,008	$36,209
Work in process	24,780	22,266
Finished goods	22,852	21,279
Total inventories	$69,640	$79,754

A charge of $2.2 million and $7.3 million were included in the cost of revenues in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2017, respectively, to adjust inventory to their net realizable value, including a $2.0 million and $4.9 million charge in the three and nine months ended September 30, 2017, respectively, related to enoxaparin inventory as a result of a decrease in the forecasted average selling price.

Note 11.  Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Buildings	$87,313	$85,283
Leasehold improvements	29,807	24,619
Land	7,092	6,857
Machinery and equipment	116,777	111,041
Furniture, fixtures, and automobiles	15,679	15,113
Construction in progress	46,759	32,044
Total property, plant, and equipment	303,427	274,957
Less accumulated depreciation	(130,381)	(122,013)
Total property, plant, and equipment, net	$173,046	$152,944

As of September 30, 2017 and December 31, 2016, the Company had $2.3 million and $2.6 million, respectively, in capitalized manufacturing equipment that is intended to be used specifically for the manufacture of Primatene® Mist. The Company will continue to monitor developments with the FDA as it relates to its Primatene® Mist indefinite lived intangible assets in determining if there is an impairment of these related fixed assets (see Note 9).

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note  12.  Debt

Debt consists of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Loans with East West Bank

Equipment loan paid off April 2017	$—	$433
Line of credit facility due December 2018	—	—
Equipment loan due January 2019	2,053	3,208
Mortgage payable due February 2021	3,598	3,660
Equipment loan due June 2021	4,592	2,882
Equipment line of credit due December 2022	—	—
Mortgage payable due October 2026	3,539	3,582
Mortgage payable due June 2027	8,968	—

Loans with Cathay Bank

Line of credit facility due May 2018	—	—
Acquisition loan due April 2019	15,580	17,079
Mortgage payable due August 2027	7,836	4,367

Loans with Seine-Normandie Water Agency

French government loan 1 due March 2018	17	30
French government loan 2 due June 2020	83	99
French government loan 3 due July 2021	233	262

Payment Obligation to Merck	585	506

Equipment under Capital Leases	1,360	1,614
Total debt and capital leases	48,444	37,722
Less current portion of long-term debt and capital leases	6,212	5,366
Long-term debt and capital leases, net of current portion	$42,232	$32,356

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

Line of Credit Facility—Due December 2018

In March 2012, the Company entered into a $10.0 million line of credit facility, which bears a variable interest rate at the prime rate as published by The Wall Street Journal. Borrowings under the facility are secured by inventory and accounts

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

receivable. This facility matured in March 2016.  In March 2016, the facility was amended to increase the line of credit to $15.0 million and to extend the maturity date to September 2017. In May 2017, the Company amended the facility to extend the maturity date to December 2018. As of September 30, 2017, the Company did not have any amounts outstanding under this facility.

Equipment Loan—Due January 2019

In July 2013, the Company entered into an $8.0 million line of credit facility.

In January 2015, the Company drew down $6.2 million from the line of credit facility. Subsequently, the facility was converted into a term equipment loan with an outstanding principal balance of $6.2 million and a maturity date of January 2019. Borrowings under the facility are secured by equipment. As of September 30, 2017, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company has entered into a fixed interest rate swap contract on this facility to exchange the variable interest rate for a fixed interest rate of 4.48% over the life of the facility without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting and is recorded at fair value for an immaterial amount based on Level 2 inputs.

Mortgage Payable—Due February 2021

The Company refinanced the mortgage term loan in January 2016, which had an outstanding principal balance of $3.7 million at December 31, 2015, and a maturity date of February 2021. The refinanced loan is payable in monthly installments with a final balloon payment of $3.3 million. The refinanced loan is secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex. The refinanced loan has a variable interest rate at the prime rate as published by The Wall Street Journal. As of September 30, 2017, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company has entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest rate of 4.39% over the life of the loan without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting, and is recorded at fair value for an immaterial amount based on Level 2 inputs.

Equipment Loan—Due June 2021

In March 2016, the Company entered into a $5.0 million equipment credit facility.

In May 2017, the Company converted the outstanding balance of $5.0 million into a term equipment loan which matures in June 2021. Borrowings under the loan are secured by equipment. The loan bears a variable interest rate at the prime rate as published by The Wall Street Journal. As of September 30, 2017, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company has entered into a fixed interest rate swap contract on this facility to exchange the variable interest rate for a fixed interest rate of 4.86% over the life of the facility without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting and is recorded at fair value for an immaterial amount based on Level 2 inputs.

Equipment Credit Line—Due December 2022

In June 2017, the Company entered into an $8.0 million equipment credit line with an 18-month draw down period. Interest payments are due monthly through December 2018 at the prime rate as published by The Wall Street Journal. After the draw down period, the outstanding principal balance converts into a 48-month term loan which bears a variable interest rate at the prime rate as published by The Wall Street Journal. The loan matures in December 2022, and the

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

principal and interest payments are due monthly. Borrowings under the facility are secured by equipment. As of September 30, 2017, the Company did not have any amounts outstanding under this facility.

Mortgage Payable—Due October 2026

In September 2006, the Company entered into a mortgage term loan in the principal amount of $2.8 million, which matured in September 2016.

The Company refinanced the mortgage term loan in September 2016, which increased the principal amount to $3.6 million and extended the maturity date to October 2026. The refinanced loan is payable in monthly installments with a final balloon payment of $2.9 million. The refinanced loan was secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex. The refinanced loan bears a variable interest rate at the one-month LIBOR rate plus 2.75%. As of September 30, 2017, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. Subsequently, the Company entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest rate of 4.15% until October 2021 without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting, and is recorded at fair value for an immaterial amount based on Level 2 inputs.

Mortgage Payable—Due June 2027

In May 2017, the Company entered into a mortgage term loan in the principal amount of $9.0 million, which matures in June 2027. The loan is payable in monthly installments with a final balloon payment of $7.4 million plus interest. The loan is secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex and two buildings at the Company’s Chino, California, facility. The loan bears a variable interest rate at the one-month LIBOR rate plus 2.5%. As of September 30, 2017, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest rate of 4.79% until June 2024 without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting, and is recorded at fair value of approximately $0.2 million based on Level 2 inputs.

Loans with Cathay Bank

Line of Credit Facility—Due May 2018

In April 2012, the Company entered into a $20.0 million revolving line of credit facility. Borrowings under the facility are secured by inventory, accounts receivable, and intangibles held by the Company. The facility bears a variable interest rate at the prime rate as published by The Wall Street Journal with a minimum interest rate of 4.00%. In June 2016, the Company amended the facility to extend the maturity date from May 2016 to May 2018. As of September 30, 2017, the Company did not have any amounts outstanding under this facility.

Acquisition Loan with Cathay Bank—Due April 2019

On April 22, 2014, in conjunction with the Merck API Transaction, the Company entered into a secured term loan with Cathay Bank as lender. The principal amount of the loan is $21.9 million and bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%. Beginning on June 1, 2014, and through the maturity date April 22, 2019, the Company must make monthly payments of principal and interest based on the then outstanding amount of the loan amortized over a 120‑month period. On April 22, 2019, all amounts outstanding under the loan become due and payable, which would be approximately $12.0 million based upon an interest rate of 4.00%. The loan is secured by 65% of the issued and outstanding shares of stock in AFP and certain assets of the Company, including accounts receivable, inventory, certain investment property, goods, deposit accounts, and general

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

intangibles but not including the Company’s equipment and real property. As of September 30, 2017, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input.

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

Mortgage Payable—Due August 2027

In April 2014, the Company refinanced the mortgage term loan, which had a principal balance outstanding of $4.6 million. The loan was payable in monthly installments with a final balloon payment of $3.9 million. The loan was secured by the building at the Company’s Canton, Massachusetts location, and bore interest at a fixed rate of 5.42% and was to have matured in April 2021.

In August 2017, the Company refinanced the mortgage term loan, with a principal balance outstanding of $7.9 million. The loan is payable in monthly installments and is secured by the building at the Company’s Canton, Massachusetts location. The loan bears interest at a fixed rate of 4.70% for the first five years of the loan, thereafter; the loan bears a variable interest rate at the prime rate as published by The Wall Street Journal and matures in June 2027. As of September 30, 2017, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input.

Loans with Seine-Normandie Water Agency

In January 2015, the Company entered into three French government loans with the Seine-Normandie water agency in the aggregate amount of €0.6 million, or $0.7 million, subject to currency exchange fluctuations. The life of the loans range between three to six years, and includes annual equal payments and bears no interest over the life of the loans.

As of September 30, 2017, the payment obligation had an aggregate book value of €0.3 million, or $0.3 million, subject to currency exchange rate fluctuations, which approximates fair value. The fair value of the payment obligation was determined by using the interest rate associated with the Company’s acquisition loan with Cathay Bank that bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%.  Such interest rate is deemed to be a Level 2 input for measuring fair value.

Payment Obligation to Merck

Merck—Due December 2017

On April 30, 2014, in conjunction with the Merck API Transaction, the Company entered into a commitment obligation with Merck, in the principal amount of €11.6 million, or $16.0 million, subject to currency exchange rate fluctuations. The terms of the purchase price include annual payments over four years and bear a fixed interest rate of 3.00%. As of September 30, 2017, the payment obligation had a balance of €0.5 million, or $0.6 million, which approximates fair value. The fair value of the payment obligation was determined by using the interest rate associated with the Company’s acquisition loan with Cathay Bank that bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%. Such interest rate is deemed to be a Level 2 input for measuring fair value.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Covenants

At September 30, 2017 and December 31, 2016, the Company was in compliance with its debt covenants, which include a minimum current ratio, minimum debt service coverage, minimum tangible net worth, maximum debt-to-effective-tangible-net-worth ratio, and minimum deposit requirement, computed on a consolidated basis.

Equipment under Capital Leases

The Company entered into leases for certain equipment under capital leasing arrangements, which will expire at various times through 2021. The cost of equipment under capital leases was $1.6 million and $2.0 million at September 30, 2017 and December 31, 2016, respectively.

The accumulated depreciation of equipment under capital leases was $0.1 million and $0.2 million at September 30, 2017 and December 31, 2016, respectively. Depreciation of assets recorded under capital leases is included in depreciation expense in the accompanying consolidated financial statements.

Note 13.  Income Taxes

The following table sets forth the Company’s income tax provision for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Income (loss) before taxes	$(1,991)	$6,001	$2,686	$19,569
Income tax expense (benefit)	(2,166)	2,111	(354)	6,295
Net income	$175	$3,890	$3,040	$13,274
Income tax provision as a percentage of income before income taxes	108.8%	35.2%	(13.2)%	32.2%

The Company has a full valuation allowance against its French deferred tax assets; however, a tax benefit is included in the annual effective tax rate computation due to the French entity reporting a year-to-date foreign exchange gain in other comprehensive income. The Company calculates an estimated annual effective income tax rate based upon its forecasted income. This estimated effective tax rate factors in various permanent differences, including domestic deductions, the impact of foreign operations, and various credits, as well as discrete tax items recognized during each period. During the three and nine months ended September 30, 2017, the Company recognized discrete tax benefits of $1.3 million and $1.4 million, respectively. During the three and nine months ended September 30, 2016, the Company recognized discrete tax benefits of $0.3 million and $0.3 million, respectively.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 14.  Stockholders’ Equity

A summary of the changes in stockholders’ equity for the nine months ended September 30, 2017, consisted of the following:

Nine Months Ended
September 30,
2017
(in thousands)

Stockholders’ equity as of December 31, 2016	$329,255
Beginning balance adjustment to retained earnings as a result of the adoption of ASU 2016-09	872
Adjusted stockholders’ equity as of January 1, 2017	330,127
Net income	3,040
Other comprehensive income	2,101
Net proceeds from equity plans	7,255
Share-based compensation expense	12,905
Purchase of treasury stock	(24,773)
Stockholders’ equity as of September 30, 2017	$330,655

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

As of September 30, 2017, the Company has issued 320,623 shares of common stock under the ESPP and 1,679,377 shares of its common stock remained available for issuance.

For the three and nine months ended September 30, 2017,  the Company recorded ESPP expense of $0.1 million and $0.4 million, respectively.  For the three and nine months ended September 30, 2016,  the Company recorded ESPP expense of $0.1 million and $0.4 million, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Share Buyback Program

On November 6, 2014, the Company’s Board of Directors authorized a $10.0 million share buyback program, which was completed in December 2015. On November 10, 2015, the Company’s Board of Directors authorized an additional $10.0 million to the Company’s share buyback program, which was completed in December 2016. On November 7, 2016, the Company’s Board of Directors authorized an increase of $20.0 million to the Company’s share buyback program, which was completed in August 2017.  On August 7, 2017, the Company’s Board of Directors authorized an additional $20.0 million to the Company’s share buyback program, which is expected to continue for an indefinite period of time. The primary goal of the program is to offset dilution created by the Company’s equity compensation programs.

Purchases are made through open market and private block transactions pursuant to Rule 10b5-1 plans, privately negotiated transactions or other means as determined by the Company’s management and in accordance with the requirements of the SEC. The timing and actual number of treasury stock share purchases depend on a variety of factors including price, corporate and regulatory requirements, and other conditions. These treasury stock share purchases are accounted for under the cost method and are included as a component of treasury stock in the Company’s consolidated balance sheets.

Pursuant to the Company’s share buyback program, the Company purchased 472,379 and 1,584,661 shares of its common stock during the three and nine months ended September 30, 2017, for total consideration of $7.6 million and $24.8 million, respectively. The Company purchased 46,333 and 710,833 shares of its common stock during the three and nine months ended September 30, 2016, for total consideration of $0.8 million and $9.0 million, respectively.

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

In January 2017, an additional 1,156,216 shares were reserved under the 2015 Plan pursuant to the evergreen provision. As of September 30, 2017, the Company reserved an aggregate of 3,469,873 shares of common stock for future issuance under the 2015 Plan.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Share-Based Award Activity and Balances

The Company accounts for share-based compensation payments in accordance with ASC 718, which requires measurement and recognition of compensation expense at fair value for all share-based payment awards made to employees and directors. Under these standards, the fair value of option awards and the option components of the ESPP awards are estimated at the grant date using the Black-Scholes option-pricing model. The fair value of RSUs is estimated at the grant date using the Company’s common share price. Non-vested stock options held by non-employees are revalued at each balance sheet date. The portion that is ultimately expected to vest is amortized and recognized in the compensation expenses on a straight-line basis over the requisite service period, generally from the grant date to the vesting date.

The weighted-averages for key assumptions used in determining the fair value of options granted during the three and nine months ended September 30, 2017 and 2016, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Average volatility	36.9%	31.9%	37.0%	30.4%
Risk-free interest rate	2.0%	1.3%	2.1%	1.5%
Weighted-average expected life in years	6.3	6.3	5.5	5.5
Dividend yield rate	—%	—%	—%	—%

A summary of option activity under all plans for the nine months ended September 30, 2017, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2016	12,530,297	$14.57
Options granted	1,815,813	14.23
Options exercised	(1,134,259)	11.60
Options cancelled	(44,473)	13.57
Options expired	(118,378)	25.48
Outstanding as of September 30, 2017	13,049,000	$14.69	4.49	$53,235
Exercisable as of September 30, 2017	8,683,400	$15.22	3.05	$34,772

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock for those awards that have an exercise price below the estimated fair value at September 30, 2017.

For the three and nine months ended September 30, 2017,  the Company recorded expenses of $1.9 million and $5.9 million, respectively, related to stock options granted to employees under all plans and expenses of $0.2 million and $0.5 million, respectively, related to stock options granted to the Board of Directors under all plans. For the three and nine months ended September 30, 2016,  the Company recorded expenses of $1.8 million and $6.2 million, respectively, related to stock options granted to employees under all plans and expenses of $0.1 million and $0.5 million, respectively, related to stock options granted to the Board of Directors under all plans.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to option grants and exercises is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Weighted-average grant date fair value per option share	$6.23	$6.34	$4.95	$3.42
Intrinsic value of options exercised	1,668	4,998	4,730	5,980
Cash received from options exercises	782	14,331	9,521	17,584
Total fair value of the options vested during the year	779	2,688	6,984	7,948

A summary of the status of the Company’s non-vested options as of September 30, 2017, and changes during the nine months ended September 30, 2017, is presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2016	4,592,187	$3.61
Options granted	1,815,813	4.95
Options vested	(1,997,927)	3.50
Options forfeited	(44,473)	4.71
Non-vested as of September 30, 2017	4,365,600	4.21

As of September 30, 2017, there was $12.9 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.3 years and will be adjusted for future changes in estimated forfeitures.

Deferred Stock Units/Restricted Stock Units

Beginning in 2007, the Company granted deferred stock units, or DSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years, and commencing in 2015, such equity was issued as restricted stock units, or RSUs (such RSUs and DSUs are collectively referred to herein as RSUs). The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period using the straight-line method. During the three and nine months ended September 30, 2017, the Company recorded expenses of $1.7 million and $5.4 million, respectively, related to RSU awards granted to employees under all plans and expenses of $0.2 million and $0.5 million, respectively, related to RSU awards granted to the Board of Directors. During the three and nine months ended September 30, 2016, the Company recorded expenses of $1.4 million and $3.9 million, respectively, related to RSU awards granted to employees under all plans and expenses of $0.2 million and $0.5 million, respectively, related to RSU awards granted to the Board of Directors.

As of September 30, 2017, there was $14.2 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.4 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
		Value of RSUs
		Issued
	Total RSUs	as
	Issued	Compensation(1)
		(in thousands)
RSUs outstanding at December 31, 2016	1,215,786
RSUs granted	676,482	$9,298
RSUs forfeited	(13,302)
RSUs vested(2)	(484,739)
RSUs outstanding at September 30, 2017	1,394,227

(1)	The total fair market value is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 184,341 shares of common stock were surrendered to fulfil tax withholding obligations.

Equity Awards to Consultants and Advisory Board Members

The Company pays certain consultants and advisory board members in the form of share-based awards. Such share-based compensation expense is recorded over the service period based on the estimated fair market value of the equity award at the date services are performed or upon completion of services. During the three and nine months ended September 30, 2017, the Company recorded expenses of $0.1 million and $0.3 million, respectively, in relation to such share-based compensation. During the three months ended September 30, 2016, the Company recorded an immaterial amount of expense in relation to such share-based compensation. During the nine months ended September 30, 2016, the Company recorded an expense of approximately $0.1 million in relation to such share-based compensation.

The Company recorded share-based compensation expense under all plans and it is included in the Company’s consolidated statement of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenues	$815	$675	$2,843	$2,245
Operating expenses:
Selling, distribution, and marketing	88	45	237	176
General and administrative	2,947	2,593	8,715	8,339
Research and development	306	242	1,110	844
Total share-based compensation	$4,156	$3,555	$12,905	$11,604

Note 15.  Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Employer contributions vest over four years. Total employer contributions for the three and nine months ended September 30, 2017, were approximately $0.3 million and $0.8 million, respectively, compared to the prior year expense of $0.3 million and $0.7 million for the three and nine months ended September 30, 2016, respectively.

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

The liability under the plan is based on a discount rate of 1.60% and 1.75% as of September 30, 2017 and December 31, 2016, respectively. The liability is included in accrued liabilities in the accompanying consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $1.9 million and $1.7 million at September 30, 2017 and December 31, 2016, respectively. The Company recorded an immaterial amount of expense under the plan for the three months ended September 30, 2017, and $0.1 million for the nine months ended September 30, 2017. The Company recorded an immaterial amount of expense under the plan for the three months ended September 30, 2016, and $0.1 million for the nine months ended September 30, 2016.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(iii) added a pre-payment requirement for purchases of RHI API by MannKind in calendar years 2017 and 2018. The amendment can be renewed for additional, successive two-year terms upon 12 months’ written notice, given prior to the end of the initial term or any additional two-year term.

Concurrent with the amendment of the Supply Agreement, the Company amended the Option Agreement with MannKind, whereby the amendment to the Option Agreement extends the timing for payment of the capacity cancellation fee for 2017 and decreases the amounts payable as capacity cancellation fees for 2018 and 2019 in the event MannKind fails to exercise its minimum annual purchase option for any given year. The Company recognized the cancellation fee for 2017 of $1.5 million in net revenues in its consolidated statement of operations for the year ended December 31, 2016, and subsequently collected on this receivable. In August 2017, MannKind notified the Company that it would not exercise its minimum annual purchase option of RHI API for 2018. The Company recognized the cancellation fee for 2018 of $0.9 million in net revenues in its condensed consolidated statements of operations for the three and nine months ended September 30, 2017, and subsequently collected on this receivable.

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

Collaboration Agreement with a Medical Device Manufacturer

In 2014, the Company entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by the Company for one of its pipeline products. As of September 30, 2017, the Company has paid an upfront payment of $0.5 million and has paid $1.5 million in milestone payments under this agreement, which were classified as research and development expense as the milestones were met. The Company is obligated to pay up to an additional $0.5 million if certain milestones are met. As of September 30, 2017, no such obligation existed. Pursuant to the collaboration agreement, if the medical device manufacturer is successful in the development of this drug delivery system and the Company’s pipeline products receive appropriate regulatory approval, the Company intends to enter into a commercial supply agreement with such medical device manufacturer for a minimum purchase of 1.0 million units during the first 12 months.

Operating Lease Agreements

The Company leases real and personal property, in the normal course of business, under various non-cancelable operating leases. The Company, at its option, can renew a substantial portion of its leases, at the market rate, for various renewal periods ranging from one to six years. Rental expense under these leases for the three and nine months ended September 30, 2017, was approximately $0.9 million and $2.6 million, respectively, compared to $0.8 million and $2.5 million for the three and nine months ended September 30, 2016, respectively.

Purchase Commitments

As of September 30, 2017, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $48.4 million. The Company anticipates that most of these commitments with a remaining term in excess of one year will be fulfilled by 2018. In addition, the Company is obligated to pay a supplier certain payments up to $1.5 million based on its launch and sale of one of the Company’s pipeline products.

The Company entered into agreements with a Chinese governmental entity to acquire land-use rights to real property in Nanjing, China. Under the terms of these agreements, the Company committed to invest capital in its wholly-owned subsidiary, ANP, and to develop these properties as an API manufacturing facility for the Company’s pipeline products. In conjunction with these agreements, ANP modified its business license on July 3, 2012, to increase its authorized

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

capital. As of December 31, 2016, the Company had completed its investment of total registered capital commitment of $61.0 million to ANP. This investment in ANP resulted in cash being transferred from the U.S. parent company to ANP.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Trial in the Massachusetts District Court on all claims and defenses began on July 10, 2017. On July 21, 2017, the jury returned a unanimous verdict finding that although the Company’s tests infringed the asserted patent, the patent was invalid for lack of enablement and lack of written description and the jury further found that Plaintiffs are entitled to zero ($0) damages. As for the Company’s defenses of implied waiver and equitable estoppel, the jury found that Plaintiffs waived their right to recover for infringement of the asserted patent and that Plaintiffs are estopped from enforcing the asserted patent against the Company. The verdict on these equitable defenses will be briefed by the parties and submitted to the court, which will render a final judgment on the matter. In the post-trial briefing, the Company has requested the Massachusetts District Court to adopt the findings of the jury on the equitable defenses, and has requested the Massachusetts District Court to set aside the jury’s finding of infringement. In Plaintiffs’ post-trial briefing, Plaintiffs have requested a new trial, and have requested the Massachusetts District Court to set aside the jury’s finding that the asserted patent was invalid for lack of enablement and lack of written description. Post-trial briefing on the issues of infringement, invalidity, the equitable defenses, and Plaintiffs’ request for a new trial concluded on October 25, 2017.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On July 20, 2015, the Company filed with the Ninth Circuit a notice of appeal of the California District Court’s dismissal of the case, and Aventis filed a notice of cross-appeal on August 5, 2015. On November 12, 2015, Aventis filed a pleading asking that the California District Court impose various monetary penalties and fines against the Company, including disgorgement of enoxaparin revenues and attorneys’ fees expended by Aventis in this action, based on Aventis’s allegations that the Company engaged in sanctionable conduct. On November 23, 2015, the California District Court issued an order setting forth a procedure for sanctions proceedings as to the Company as well as its outside counsel. On December 24, 2015, the Company filed a pleading with the California District Court opposing the imposition of sanctions, and on January 20, 2016, Aventis filed a response pleading further pressing for the imposition of sanctions. On May 4, 2016, the California District Court issued three orders requesting that the Company and its outside counsel file a document showing cause as to why sanctions should not be imposed and to set up a conference call with the partiers and the court to discuss whether any discovery and/or a hearing is necessary. On June 13, 2016, the Company and its outside counsel each filed responses to the court’s order to show cause as to why sanctions should not be imposed. On July 21, 2016, Aventis filed a response contending that the court should impose sanctions. On February 10, 2017, the Court held a show cause hearing regarding the potential imposition of sanctions and took the matter under submission. On September 18, 2017, the District Court issued its decision that no sanctions will be imposed on either the Company or its counsel.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Aventis filed its reply brief in support of its cross-appeal of the District Court’s denial of attorneys’ fees. On November 10, 2016, the Ninth Circuit heard oral argument on the appeals.

On May 11, 2017, the Ninth Circuit issued an opinion affirming the California District Court’s dismissal of the action for lack of subject matter jurisdiction; dismissing as moot Aventis’s appeal from the District Court’s denial of its motion for summary judgment on the issue of the adequacy of the Company’s notice letter to the government; reversing the District Court’s denial of Aventis’s motion for attorneys’ fees; and remanding the case to the District Court for resolution of the attorneys’ fees issue. On July 14, 2017, Aventis filed an application with the District Court for entitlement to attorneys’ fees and expenses. The Company intends to continue to vigorously defend against any such imposition of attorneys’ fees or sanctions.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Overview

We are a specialty pharmaceutical company that focuses primarily on developing, manufacturing, marketing and selling technically challenging generic and proprietary injectable, inhalation and intranasal products as well as insulin API products. We currently manufacture and sell 19 products. In addition, in September 2017, the FDA granted approval of our ANDA for Neostigmine Methylsulfate Injection, therapeutically equivalent to Avadel’s Bloxiverz®.

We are currently developing a portfolio of 16 generic ANDAs, three generic biosimilar product candidates and six proprietary product candidates, which are in various stages of development and target a variety of indications. With respect to these product candidates, we have six ANDAs, and two NDAs on file with the FDA.

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

Included in these acquisitions are marketing authorizations for 33 products in the UK, Ireland, Australia, and New Zealand, representing 11 different injectable chemical entities, from UCB Pharma GmbH. We are in the process of transferring the manufacturing of these products to our facilities in California, which will require approvals from the UK Medicines and Healthcare products Regulatory Agency before the product candidates can be re-launched by us.

One of our largest products by net revenues is enoxaparin sodium injection, the generic equivalent of Sanofi S.A.’s Lovenox®. Enoxaparin is a difficult to manufacture injectable form of low molecular weight heparin that is used as an anticoagulant and has multiple indications, including the prevention and treatment of deep vein thrombosis.

We have agreements with established group purchasing organizations and wholesaler networks to distribute enoxaparin, which is marketed under our own label for the hospital and clinic market. Since December 2016, we have been distributing enoxaparin directly in the U.S. retail market under our own label.

Business Segments

Our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) API products. The finished pharmaceutical products segment currently manufactures, markets and distributes enoxaparin, Cortrosyn®, Amphadase®, naloxone, lidocaine, as well as various other critical and non-critical care drugs. The API segment currently manufactures and distributes RHI API, and porcine insulin API. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Segment Reporting”.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net revenues

	Three Months Ended
	September 30,		Change
	2017	2016	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products	$54,455	$59,058	$(4,603)	(8)%
API	3,461	5,165	(1,704)	(33)%
Total net revenues	$57,916	$64,223	$(6,307)	(10)%
Cost of revenues
Finished pharmaceutical products	$33,145	$30,438	$2,707	9%
API	4,130	6,173	(2,043)	(33)%
Total cost of revenues	$37,275	$36,611	$664	2%
Gross profit	$20,641	$27,612	$(6,971)	(25)%
as % of net revenues	36%	43%

The increase in net revenues of the finished pharmaceutical products for the three months ended September 30, 2017, was due to the following changes:

	Three Months Ended
	September 30,		Change
	2017	2016	Dollars	%
	(in thousands)
Finished pharmaceutical products net revenues
Enoxaparin	$6,549	$15,363	$(8,814)	(57)%
Naloxone	12,709	12,407	302	2%
Lidocaine	9,596	8,279	1,317	16%
Phytonadione	9,352	8,667	685	8%
Epinephrine	2,027	5,303	(3,276)	(62)%
Other finished pharmaceutical products	14,222	9,039	5,183	57%
Total finished pharmaceutical products net revenues	$54,455	$59,058	$(4,603)	(8)%

The decrease in sales of enoxaparin was driven by lower unit volumes, which resulted in a decrease of approximately $5.8 million, as well as lower average selling prices, which resulted in a decrease of approximately $3.0 million. We expect that the average selling price and unit volumes of enoxaparin will continue to fluctuate in the near term as a result of competition.

The increase in sales of lidocaine was primarily driven by higher unit volumes. The decrease in sales of epinephrine was a result of the discontinuation of our epinephrine injection, USP vial product in the second quarter of 2017 in accordance with the FDA’s request. Our epinephrine injection, USP vial product, was marketed under the “grandfather” exception to the FDA’s “Prescription Drug Wrap-Up” program. Sales of other finished pharmaceutical products rose due to an increase in units shipped, resulting from competitor shortages.

Sales of RHI API decreased because there were no shipments to MannKind during the period. We anticipate that sales of our API business will continue to fluctuate and will likely decrease due to the inherent uncertainties related to sales of RHI API to MannKind. In addition, most of our API sales are denominated in Euros, and the fluctuation in the value of the Euro versus the dollar has had, and will continue to have, an impact on API sales revenues in the near term. In August 2017, MannKind notified us that it would not exercise its minimum annual purchase option of RHI API for 2018. We recognized the cancellation fee for 2018 of $0.9 million in net revenues in our condensed consolidated statements of operations for the three months ended September 30, 2017, and subsequently collected on this receivable.

Cost of revenues

The increase in cost of revenue was primarily due to a charge of $2.0 million to adjust enoxaparin inventory to their net realizable value. Gross margins decreased due to lower selling prices for enoxaparin as well as due to the discontinuation of our epinephrine vial product in the second quarter of 2017 in accordance with the FDA’s request.

Declining average selling prices and unit volume of enoxaparin and the discontinuation of our epinephrine injection, USP vial product will continue to put downward pressure on our gross margins. However, we believe that this trend will be partially offset by increases in prices and unit volumes of several other finished pharmaceutical products and new product launches. As a result, gross margin is expected to fluctuate depending on revenue mix.

Selling, distribution and marketing, and general and administrative

	Three Months Ended
	September 30,		Change
	2017	2016	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$1,756	$1,291	$465	36%
General and administrative	$11,665	$10,801	$864	8%

The increase in general and administrative expenses was primarily due to an increase in legal expenses relating to our July 2017 patent trial (see Note 17 to the condensed consolidated financial statements for more information).

We expect that general and administrative expenses will increase on an annual basis due to increased costs associated with ongoing compliance with public company reporting obligations.

Research and development

	Three Months Ended
	September 30,		Change
	2017	2016	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$3,392	$3,955	$(563)	(14)%
Clinical trials	13	248	(235)	(95)%
FDA fees	15	14	1	7%
Testing, operating and lab supplies	4,579	3,313	1,266	38%
Depreciation	1,093	1,174	(81)	(7)%
Other expenses	948	1,019	(71)	(7)%
Total research and development expenses	$10,040	$9,723	$317	3%

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

Provision for income tax expense (benefit)

	Three Months Ended
	September 30,		Change
	2017	2016	Dollars	%
	(in thousands)
Income tax expense (benefit)	$(2,166)	$2,111	$(4,277)	NM
Effective tax rate	109%	35%

The difference in income tax expense (benefit) was primarily due to the change in pre-tax income positions and discrete tax benefits recognized (see Note 13 to the condensed consolidated financial statements for more information).

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net revenues

	Nine Months Ended
	September 30,		Change
	2017	2016	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products	$174,154	$181,368	$(7,214)	(4)%
API	5,619	10,254	(4,635)	(45)%
as % of net revenues	$179,773	$191,622	$(11,849)	(6)%
Cost of revenues
Finished pharmaceutical products	$99,668	$96,326	$3,342	3%
API	9,889	11,068	(1,179)	(11)%
Total cost of revenues	$109,557	$107,394	$2,163	2%
Gross profit	$70,216	$84,228	$(14,012)	(17)%
as % of net revenues	39%	44%

The decrease in net revenues of the finished pharmaceutical products for the nine months ended September 30, 2017, was due to the following changes:

	Nine Months Ended
	September 30,		Change
	2017	2016	Dollars	%
	(in thousands)
Finished pharmaceutical products net revenues
Enoxaparin	$25,247	$51,049	$(25,802)	(51)%
Naloxone	33,909	38,222	(4,313)	(11)%
Lidocaine	27,218	26,378	840	3%
Phytonadione	27,242	23,555	3,687	16%
Epinephrine	22,249	14,921	7,328	49%
Other finished pharmaceutical products	38,289	27,243	11,046	41%
Total finished pharmaceutical products net revenues	$174,154	$181,368	$(7,214)	(4)%

The decrease in sales of enoxaparin was driven by lower unit volumes, which resulted in a decrease of approximately $18.6 million, as well as lower average selling prices, which resulted in a decrease of approximately $7.2 million. We expect that the average selling price and unit volumes of enoxaparin will continue to fluctuate in the near term as a result of competition.

Lower unit volumes of naloxone led to a decrease in sales of approximately $3.9 million, while lower average selling price caused a decrease in sales of approximately $0.4 million. We anticipate that sales of this product may fluctuate due to increased competition driven by future competitor launches.

The increase in phytonadione sales was primarily the result of higher unit volumes. An increase in average selling prices of epinephrine caused an increase of approximately $9.6 million in net revenues, which was partially offset by the decrease in unit volumes which was primarily a result of the discontinuation of our epinephrine injection, USP vial product in the second quarter of 2017 in accordance with the FDA’s request. Our epinephrine injection, USP vial product, was marketed under the “grandfather” exception to the FDA’s “Prescription Drug Wrap-Up” program. For the nine months ended September 30, 2017, we recognized $17.9 million in net revenues for the sale of this product.

Sales of RHI API decreased because there were no shipments to MannKind during the period. We anticipate that sales of API will continue to fluctuate and will likely decrease due to the inherent uncertainties related to sales of RHI API to MannKind. In addition, most of our API sales are denominated in Euros, and the fluctuation in the value of the Euro versus the dollar has had, and will continue to have, an impact on API sales revenues in the near term. In August 2017, MannKind notified us that it would not exercise its minimum annual purchase option of RHI API for 2018. We recognized the cancellation fee for 2018 of $0.9 million in net revenues in our condensed consolidated statements of operations for the nine months ended September 30, 2017, and subsequently collected on this receivable.

Cost of revenues

The increase in cost of revenues was primarily due to an increase in unabsorbed manufacturing expense and a charge of $7.3 million to adjust certain inventory to their net realizable value, including $4.9 million for enoxaparin inventory due to a decrease in the forecasted average selling price. Gross margins decreased primarily due to lower pricing of enoxaparin.

Declining average selling prices and unit volume of enoxaparin and the discontinuance of our epinephrine injection, USP vial product will continue to put downward pressure on our gross margins. However, we believe that this trend will be partially offset by increases in prices and unit volumes of several other finished pharmaceutical products. As a result, gross margin is expected to fluctuate depending on revenue mix.

Selling, distribution and marketing, and general and administrative

	Nine Months Ended
	September 30,		Change
	2017	2016	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$4,831	$3,975	$856	22%
General and administrative	$35,237	$31,129	$4,108	13%

The increase in general and administrative expenses was primarily due to an increase in legal expenses relating to our July 2017 patent trial (see Note 17 to the condensed consolidated financial statements for more information).

Research and development

	Nine Months Ended
	September 30,		Change
	2017	2016	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$10,862	$10,911	$(49)	(0)%
Pre-launch inventory	711	—	711	N/A
Clinical trials	2,064	1,246	818	66%
FDA fees	115	2,416	(2,301)	(95)%
Testing, operating and lab supplies	12,341	7,741	4,600	59%
Depreciation	3,278	3,571	(293)	(8)%
Other expenses	2,651	3,037	(386)	(13)%
Total research and development expenses	$32,022	$28,922	$3,100	11%

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

Gain on sale of intangible assets

	Nine Months Ended
	September 30,		Change
	2017	2016	Dollars	%
	(in thousands)
Gain on sale of intangible assets	$(2,643)	$—	$(2,643)	N/A

In February 2017, we sold the ANDAs that we acquired in March 2016 and recognized a gain of $2.6 million (see Note 3 and Note 9 to the condensed consolidated financial statements for more information).

Provision for income tax expense (benefit)

	Nine Months Ended
	September 30,		Change
	2017	2016	Dollars	%
	(in thousands)
Income tax expense (benefit)	$(354)	$6,295	$(6,649)	NM
Effective tax rate	(13)%	32%

The difference in income tax expense (benefit) was primarily due to the change in pre-tax income positions and discrete tax benefits recognized (see Note 13 to the condensed consolidated financial statements for more information).

Liquidity and Capital Resources

Cash Requirements and Sources

We need capital resources to maintain and expand our business. We expect our cash requirements to increase significantly in the foreseeable future as we sponsor clinical trials for, seek regulatory approvals of, and develop, manufacture and market our current development‑stage product candidates and pursue strategic acquisitions of businesses or assets. Our future capital expenditures include projects to upgrade, expand and improve our manufacturing facilities in the United States, China and France. Our cash obligations include the principal and interest payments due on our existing loans and lease payments, as described below and throughout this Quarterly Report on Form 10-Q. As of September 30, 2017, our foreign subsidiaries collectively held $22.5 million in cash and cash equivalents. We do not plan to repatriate foreign earnings to the United States. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

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

Working capital decreased by $4.4 million to $119.1 million at September 30, 2017, compared to $123.5 million at December 31, 2016.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the nine months ended September 30, 2017:

Nine Months Ended
September 30, 2017
(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$29,444
Investing activities	(28,626)
Financing activities	(6,916)
Effect of exchange rate changes on cash	664
Net increase in cash and cash equivalents	$(5,434)

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $29.4 million for the nine months ended September 30, 2017, which included net income of $3.0 million. Non-cash items were comprised of $11.5 million of depreciation and amortization, $12.9 million of share-based compensation expense, a $5.2 million change in tax related items, and a gain of $2.3 million on the sale of long-lived assets.

Over the nine months ended September 30, 2017, accounts receivable declined by approximately $2.9 million primarily due to the timing of customer purchases and payments, inventories decreased by approximately $12.4 million primarily due to the timing of component and raw material purchases and sales deliveries as well as a non-cash charge of $7.3 million to adjust certain inventory items to their net realizable value.

Investing Activities

Net cash used in investing activities was $28.6 million for the nine months ended September 30, 2017, primarily as a result of $25.0 million in purchases of property, machinery, and equipment, including the associated capitalized labor and interest on self-constructed assets, an increase of $2.0 million in short-term investments, an increase of $2.8 million in restricted short-term investment. The cash used was partially offset by the receipt of the $2.0 million initial payment relating to the sale of the various ANDAs in February 2017 (see Note 9 to the condensed consolidated financial statements for more information).

Financing Activities

Net cash used in financing activities was $6.9 million for the nine months ended September 30, 2017, primarily as a result of $24.8 million used to purchase treasury stock, which was offset by $7.3 million of proceeds received from our equity plans. Additionally, we received proceeds of $19.0 million from borrowings on a mortgage loan and an equipment line of credit, and made $8.4 million in principal payments on our long-term debts.

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

Contractual Obligations

There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, except that our outstanding debt obligations have changed as follows:

	September 30,	December 31,
	2017	2016	Change
	(in thousands)
Short-term debt and current portion of long-term debt	$6,212	$5,366	$846
Long-term debt	42,232	32,356	9,876
Total debt	$48,444	$37,722	$10,722

As of September 30, 2017, we had $43.0 million in unused borrowing capacity under revolving lines of credit with Cathay Bank and East West Bank.

Collaboration Agreement with a Medical Device Manufacturer

In 2014, we entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by us for one of our pipeline products. As of September 30, 2017, we have paid an upfront payment of $0.5 million and have paid $1.5 million in milestone payments under this agreement, which were classified as research and development expense as the milestones were met. We are obligated to pay up to an additional $0.5 million if certain milestones are met. As of September 30, 2017, no such obligation existed. Pursuant to the collaboration agreement, if the medical device manufacturer is successful in the development of this drug delivery system and our pipeline products receive appropriate regulatory approval, we intend to enter into a commercial supply agreement with such medical device manufacturer for a minimum purchase of 1.0 million units during the first 12 months.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our critical accounting policies during the nine months ended September 30, 2017.

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

From November 29, 2016 through December 7, 2016, our IMS facility in South El Monte, California was subject to an inspection by the FDA. The inspection included a review of our compliance with cGMP regulations and verification of corrective actions implemented from a previous inspection in July 2015. The inspection resulted in multiple observations on Form 483, an FDA form on which deficiencies are noted after an FDA inspection. We responded to those observations on December 29, 2016. A follow up letter to the FDA District Office was additionally sent on January 31, 2017, outlining additional progress on our corrective action plan submitted in December. We believe that our responses to the observations satisfied the requirements of the FDA and the inspection is considered closed.

From January 30, 2017 through February 09, 2017, our IMS facility in South El Monte, California was subject to a preapproval inspection by the FDA. The inspection included a review of our corrective actions taken from the recent cGMP inspection as well as review of data to support our pending application. The inspections resulted in multiple observations on Form 483. We responded to those observations on February 14, 2017. We believe that our responses to the observations will satisfy the requirements of the FDA and that no significant further actions will be necessary.

From March 13, 2017 through March 31, 2017, our Amphastar facility in Rancho Cucamonga, California was subject to a preapproval inspection by the FDA. The inspection included a review of our corrective actions taken from the previous cGMP inspection in July 2014 as well as review of data to support our pending applications. The inspections resulted in multiple observations on Form 483. We fully responded to those observations on April 22, 2017. We believe that our responses to the observations will satisfy the requirements of the FDA and that no significant further actions will be necessary.

From April 24, 2017 through April 28, 2017, our facility in Nanjing, China was subject to an inspection by the FDA. The purpose was a pre-approval inspection for the manufacture of API. The inspection resulted in several observations on Form 483. We responded to those observations on May 19, 2017, and believe that our responses to the observations satisfied the requirements of the FDA and the inspection is considered closed.

On October 20, 2017, a representative from the U.S. Department of Agriculture, or USDA inspected our facility in Chino, California. The inspection covered compliance with USDA regulations regarding laboratory animal handling and well-being. No citations were made.

From October 23, 2017 through October 26, 2017, our facility in Nanjing, China was subject to an inspection by the FDA. The purpose was a general cGMP inspection to cover the facility for FDA fiscal year 2018. The inspection included a review of Quality Systems, Production Controls, Laboratory Controls, Material Management, and Facilities and Equipment Maintenance. The inspection also included a review of our corrective actions taken from the previous inspection in April 2017. There were no Form 483 observations issued.

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

Investment Risk

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary. As of September 30, 2017, we did not have any such investments.

As of September 30, 2017, we had $13.6 million deposited in five banks located in China, $8.7 million deposited in one bank located in France, and $0.2 million deposited in one bank located in the United Kingdom. We also maintained $36.9 million in cash equivalents that include money market accounts and money market funds, as of September 30, 2017. The remaining amounts of our cash equivalent as of September 30, 2017, are in non-interest bearing accounts.

Interest Rate Risk

Our primary exposure to market risk is interest‑rate‑sensitive investments and credit facilities, which are affected by changes in the general level of U.S. interest rates. Due to the nature of our short-term investments, we believe that we are not subject to any material interest rate risk with respect to our short-term investments.

As of September 30, 2017, we had $48.4 million in long-term debts and capital leases outstanding. Of this amount, $15.6 million had variable interest rates which were not locked-in through fixed interest rate swap contracts. The debt with variable interest rate exposure had a weighted-average interest rate of 4.3% at September 30, 2017. An increase in the index underlying these rates of 1% (100 basis points) would increase our annual interest expense on the debts with variable interest rate exposure by approximately $0.2  million per year.

Foreign Currency Exchange Risk

Our products are primarily sold in the U.S. domestic market, and for the three and nine months ended September 30, 2017 and 2016, foreign sales were minimal. Therefore, we have little exposure to foreign currency price fluctuations. However, as a result of our acquisition of the API manufacturing business in Éragny-sur-Epte, France, we are exposed to market risk related to changes in foreign currency exchange rates. Specifically, our insulin sales contracts are primarily denominated in Euros, which are subject to fluctuations relative to the USD. We do not currently hedge our foreign currency exchange rate risk. At this time, an immediate 10% change in currency exchange rates would not have a material effect on our financial position, results of operations or cash flows.

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

As of September 30, 2017, we had cash balances denominated in foreign currencies in the amount of $9.0 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

As a result of our meetings with the FDA in 2009, we decided to discontinue all of our products that were subject to the Prescription Drug Wrap-Up program, with the exception of epinephrine in vial form. These products were all produced at our subsidiary, IMS. During the third quarter of 2010, the FDA requested that we reintroduce several of the withdrawn products to cope with a drug shortage, while we prepared and filed applications for approval of the products. Between August and October, 2010, we reintroduced atropine, calcium chloride, morphine, dextrose, epinephrine prefilled syringes, epinephrine injection, USP vial, and sodium bicarbonate injections. For the years ended December 31, 2016, 2015, and 2014, we recorded net revenues of $46.2 million, $35.6 million, and $22.5 million, respectively, from unapproved products. For the nine months ended September 30, 2017 and 2016, we recorded net revenues of $43.3 million, $29.5 million, respectively. The FDA requested us to discontinue the manufacturing and distribution of our epinephrine injection, USP vial product, which had been marketed under the “grandfather” exception to the FDA’s “Prescription Drug Wrap-Up” program. We discontinued selling this product in the second quarter of 2017. For the nine months ended September 30, 2017 and for the year ended December 31, 2016, we recognized $17.9 million and $18.6 million, in net revenues for the sale of this product, respectively. The charge of $3.3 million was included in the cost of revenues in our consolidated statements of operations for the year ended December 31, 2016, to adjust the related inventory and firm purchase commitments to their net realizable value due to the anticipated discontinuation of the product. In September 2017, the FDA granted approval of our ANDA for Sodium Bicarbonate injections. We have filed three ANDAs and are preparing additional applications with respect to other products in order to mitigate all risk associated with the marketing of unapproved drug products. In the interim, we continue to operate within the FDA Compliance Policy Guide, CPG Sec. 440.100 Marketed New Drugs Without Approved NDAs and ANDAs.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles, or U.S. GAAP in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606), (as amended in June 2016, by ASU No. 2016-12-Revenue-Narrow-Scope Improvements and Practical Expedients, and in December 2016, by ASU No. 2016-20-Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP and becomes effective for us beginning the first quarter of fiscal 2018. In addition, were we to change our critical accounting estimates, our results of operations could be significantly impacted. These or other changes in accounting principles could adversely affect our financial results. See Note 2 of the Notes to Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Furthermore, the adoption of Topic 606 is expected to impact the amount and timing of revenue recognized and the related disclosures on our financial statements and will also require that we defer all incremental commission costs to obtain a customer contract; as such the adoption could have a material adverse effect on our financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock:

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
July 1 – July 31, 2017	66,100	$17.86	66,100	—
August 1 – August 31, 2017	209,079	15.61	209,079	—
September 1 – September 30, 2017	197,200	15.90	197,200	—

(1)

During the third quarter of 2017, we repurchased shares of our common stock as part of the share buyback program authorized by our Board of Directors on November 7, 2016 and August 7, 2017. As of September 30, 2017, $15.1 million remained available under such program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Business Loan Agreement, dated August 14, 2017, between Armstrong Pharmaceuticals, Inc. and Cathay Bank in the original principal sum of $7,865,000

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

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

Date: November 9, 2017

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 9, 2017