Form 10-K
period 2017-12-31
Amphastar Pharmaceuticals, Inc.
filed 2018-03-14
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2017, based upon the closing price of Common Stock on such date as reported by Nasdaq Global Select Market, was approximately $638,082,059. Shares of common stock known to be held by directors, executive officers and holders of 5% or more of the outstanding common stock of the registrant are not included in the computation. No determination has been made that such persons are “affiliates” of the registrant for any other purpose.

At March 6, 2018, there were 46,350,595, shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year to which this report relates in connection with its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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
•

our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally the impact of global and domestic tax reform, including the Tax Cuts and Jobs Act of 2017;

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

Item 1.  Business.

Overview

We are a specialty pharmaceutical company that focuses primarily on developing, manufacturing, marketing and selling technically challenging generic and proprietary injectable, inhalation, and intranasal products, as well as insulin active pharmaceutical ingredient, or insulin API, products. We currently manufacture and sell over 20 products. Additionally, we are currently developing a portfolio of 15 generic abbreviated new drug applications, or ANDAs, three generic biosimilar product candidates and six proprietary product candidates.

For the years ended December 31, 2017, 2016, and 2015, we recorded net revenues of $240.2 million, $255.2 million, and $251.5 million, respectively. We recorded net income of $4.5 million and $10.5 million for the years ended December 31, 2017 and 2016, respectively, and recorded a net loss of $2.8 million for the year ended December 31, 2015.  Our largest products by net revenues currently include naloxone hydrochloride injection, lidocaine jelly and sterile solution,  phytonadione injection, and enoxaparin sodium injection.

Our pipeline has over 20 generic and proprietary product candidates in various stages of development and targets variety of indications. With respect to these product candidates, we have three ANDAs and two NDAs currently on file with the FDA.

Our multiple technological capabilities enable the development of technically challenging products. These capabilities include characterizing complex molecules, analyzing peptides and proteins, conducting immunogenicity studies, engineering particles and improving drug delivery through sustained-release technology. These technological capabilities have enabled us to produce bioequivalent versions of complex drugs and support the development and manufacture of a broad range of dosage formulations, including solutions, emulsions, suspensions and lyophilized products, as well as products administered via pre-filled syringes, vials, nasal sprays, metered dose inhalers, or MDIs, and dry powder inhalers, or DPIs.

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

Included in these acquisitions are marketing authorizations for 33 products in the UK, Ireland, Australia, and New Zealand, representing 11 different injectable chemical entities, from UCB Pharma GmbH. We are in the process of transferring the manufacturing of these products to our facilities in California, which will require approvals from the UK Medicines and Healthcare products Regulatory Agency before we can relaunch the product candidates.

Our Markets

We primarily target products with high technical barriers to market entry, with a particular focus on the injectable and inhalation markets. We also manufacture and sell certain APIs.

•

Injectable market.  Based on IQVIA National Sales Perspective Report, the U.S. generic injectable drug market in 2017 was approximately $9.9 billion, of which our generic development portfolio is targeting over $5.0 billion. The injectable market requires highly technical manufacturing capabilities and compliance with strict current Good Manufacturing Practice, or cGMP, requirements, which create high barriers to market entry. Due to these high barriers to market entry, there are a limited number of companies with the technology and experience needed to manufacture injectable products. There have also been a number of quality issues over the past several years that have disrupted the ability of certain injectable manufacturers to produce sufficient product quantity to meet market demand. As such, the supply of injectables has been constrained, even as demand for injectable products has continued to increase.

•

Inhalation market.  Based on IQVIA National Sales Perspective Report, the U.S. inhalation drug market in 2017 was approximately $25.6 billion, of which our generic development portfolio is targeting over $10.0 billion. Inhalation drug therapy is used extensively to treat respiratory conditions such as asthma and chronic obstructive pulmonary disease. The MDI is the most widely used device to deliver inhalation therapies. It uses pressurized gas, historically chlorofluorocarbons, or CFCs, and more recently hydrofluoroalkanes, or HFAs, to release its dose when the patient activates the device. The DPI, which does not rely on a propellant, is also widely used. As in the case of injectables, there are significant technical barriers to manufacturing inhalation products. The evolution of inhalation delivery technologies from nebulizers and CFCs to HFAs and DPIs has required manufacturers of inhalation products to re-formulate their products, which in many cases may require technical engineering capabilities, additional regulatory approvals and modified delivery devices. Additionally, the development of generic HFA and DPI products requires bioequivalence studies for FDA approval.

Our Strengths

We have built our company by integrating the following capabilities and strengths that we believe enable us to compete effectively in the pharmaceutical industry:

•

Robust portfolio of products and product candidates.  Including our enoxaparin product, we have over 20 commercial products and over 20 product candidates at different stages of development. We also continue to develop our product candidates, which represent our longer-term growth opportunities.

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

Business Segments

Our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) active pharmaceutical ingredients, or API products. The finished pharmaceutical products segment currently manufactures, markets and distributes enoxaparin, Cortrosyn®, Amphadase®, naloxone, lidocaine, as well as various other critical and non-critical care drugs. The API segment currently manufactures and distributes recombinant human insulin, or RHI API, and porcine insulin API.  Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Segment Information.”

Finished Pharmaceutical Product Segment

Our Marketed Products

We currently manufacture and sell 20 products in our finished pharmaceutical product segment. The following is a description of products in our existing portfolio.

Enoxaparin

Enoxaparin is a difficult to manufacture injectable form of low molecular weight heparin that is used as an anticoagulant, which is indicated for multiple indications, including the prevention and treatment of deep vein thrombosis. Enoxaparin is difficult to produce in part because the API is not easily obtained or manufactured. We manufacture the API for our enoxaparin product and perform all subsequent manufacturing of the finished product in-house. In January 2012, we commenced sales of our enoxaparin product. For the years ended December 31, 2017, 2016, and 2015, we recorded net revenues from enoxaparin of $36.6 million, $59.3 million, and $84.5 million, respectively.

Naloxone

We sell two versions of naloxone injections indicated for the emergency treatment of known or suspected opioid overdose. Sales of naloxone for the years ended December 31, 2017, 2016, and 2015 were $42.3 million, $47.5 million, and $38.6 million, respectively.

Other Marketed Products

We have 18 other products that we currently market. Other marketed products include the following:

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

•	Lorazepam injection, which is a sedative used prior to surgery and medical procedures;
•	Ketorolac, which is used for acute pain management, usually in a postoperative setting;
•	Procainamide, which is indicated for the treatment of documented ventricular arrhythmias;
•	Neostigmine Methylsulfate Injection, which a cholinesterase inhibitor used in the treatment of myasthenia gravis and to reverse the effects of muscle relaxants such as gallamine and tubocurarine;
•	Medroxyprogesterone Acetate Injectable Suspension, indicated for the prevention of pregnancy; and
•

Sodium Nitroprusside Injection, which is indicated for the immediate reduction of blood pressure of adults and pediatric patients in hypertensive crisis, and for producing controlled hypotension in order to reduce bleeding during surgery and for the treatment of acute congestive heart failure. The launch of this product is planned for the second quarter of 2018.

For the years ended December 31, 2017, 2016, and 2015, we recorded net revenues from these other marketed products of $151.2 million, $133.4 million, and $101.8 million, respectively.

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

The following table summarizes our technical capabilities needed for the generic ANDAs and generic biosimilar product candidates in development.

Peptide and
Delivery			Particle		Protein
Technology	Characterization	Immunogenicity	Engineering	Sustained-Release	Technology
Injectable	✓ 	✓ 		✓ 	✓ 
Inhalation	✓ 		✓ 

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

With respect to our proprietary pipeline strategy, we currently have six proprietary drug candidates at various development stages that leverage our various technical capabilities. The following paragraph summarizes our proprietary product candidates for which NDAs have been filed with the FDA.

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

We filed an NDA for Primatene® Mist in 2013. In February 2014, the FDA held a joint meeting of the Nonprescription Drugs Advisory Committee and its Pulmonary Allergy Drugs Advisory Committee, which we refer to as the Committee, to discuss the NDA for Primatene® Mist. The Committee voted 14 to 10 that the data in the NDA supported efficacy, but voted 17 to 7 that safety had not been established for the intended over-the-counter use. The Committee also voted 18 to 6 that the product did not have a favorable risk-benefit profile for the intended over-the-counter use, and individual Committee members provided recommendations for resolving their concerns. In May 2014, we received a CRL from the FDA, which required additional non-clinical information, label revisions and follow-up studies (label comprehension, behavioral/human factors and actual use) to assess consumers’ ability to use the device correctly to support approval of the product in the over-the-counter setting. We submitted a responsive NDA amendment in June 2016 and received a second CRL from the FDA in December 2016, which requires additional packaging and label revisions and follow-up studies to assess consumers’ ability to use the product correctly to support approval in the over-the-counter setting.  After several meetings with the FDA in 2017, we further revised our packaging and label and plan to perform another human factors study based on such revisions. On November 2017, we submitted our proposed protocol to the FDA. In March 2018, we received an Advice Letter from the FDA regarding our proposed protocol. Based on that feedback we plan to conduct an additional human factors study. Once we receive acceptable results from the study, we will resubmit the NDA. We intend to continue to work with the FDA to address their concerns in the CRL and bring Primatene® Mist back to the over-the-counter market. However, there can be no guarantee that any future amendment to our NDA will result in timely approval of Primatene® Mist or approval at all.

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

API Segment

We began to manufacture and sell two API products, RHI API and porcine insulin API, as a result of our acquisition of Merck Sharpe & Dohme’s, or Merck’s, API manufacturing business in Éragny‑sur‑Epte, France, or the Merck API Transaction, in April 2014. The purpose for the acquisition was to enhance our vertical integration strategy as we target certain finished products for the injectable insulin market. However, we continue to sell RHI API to third parties, which helps fund our vertical integration strategy, including the ongoing technology transfer and supply arrangement between Merck and AFP.

For the years ended December 31, 2017, 2016 and 2015, we recorded net revenues of $10.0 million, $14.9 million and $26.6 million, respectively, from our API products.

Supply Agreement with MannKind Corporation

On July 31, 2014, we entered into a supply agreement with MannKind Corporation, or MannKind, or the Supply Agreement, pursuant to which we agreed to manufacture for and supply to MannKind certain quantities of RHI API, for use in MannKind’s product Afrezza®. Under the Supply Agreement, MannKind agreed to purchase annual minimum quantities of RHI API in an aggregate amount of approximately €120.1 million, or approximately $146.0 million, over five years from calendar years 2015 through 2019. Specifically, the minimum annual purchase commitment was approximately €27.1 million in 2015, and approximately €23.3 million each year from 2016 through 2019.

In January 2015, we entered into a supply option agreement with MannKind, or the Option Agreement, pursuant to which MannKind has the option to purchase RHI API in excess of the minimum amounts specified in the Supply Agreement in calendar years 2016 through 2019. In the event MannKind elects not to exercise its minimum annual purchase option for any year under the Option Agreement, MannKind is obligated to pay us a specified capacity cancellation fee.

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

In November 2016, we amended the Supply Agreement, with MannKind, whereby MannKind’s aggregate total commitment of RHI API under the Supply Agreement has not been reduced; however, the annual minimum purchase commitments of RHI API under the Supply Agreement have been modified and extended through 2023, which timeframe had previously lapsed after calendar year 2019. Specifically, the minimum annual purchase commitment in calendar year 2016 has been cancelled, and the minimum annual purchase commitments in calendar years 2017 through 2023 have been modified to be €2.7 million of insulin in the fourth quarter of 2017, €8.9 million in 2018, €11.6 million in 2019, €15.5 million in 2020 and in 2021, and €19.4 million in 2022 and in 2023. MannKind may request to purchase additional quantities of RHI API in excess of its annual minimum purchase commitments. The Supply Agreement Amendment also (i) shortened the required expiry dates for RHI API delivered to MannKind pursuant to the Supply Agreement, (ii) modified the timing of MannKind’s payment for the minimum annual purchase commitment in calendar year 2017, and (iii) added a pre-payment requirement for purchases of RHI API by MannKind in calendar years 2017 and 2018. The amendment can be renewed for additional, successive two-year terms upon 12 months’ written notice, given prior to the end of the initial term or any additional two-year term. For the year ended December 31, 2017, sales of RHI API to MannKind totaled $3.2 million, which fulfilled the 2017 commitment of RHI API under the amended Supply Agreement.

Concurrent with the amendment of the Supply Agreement, we amended the Option Agreement with MannKind, whereby the amendment to the Option Agreement extends the timing for payment of the capacity cancellation fee for 2017 and decreases the amounts payable as capacity cancellation fees for 2018 and 2019 in the event MannKind fails to exercise its minimum annual purchase option for any given year. We recognized the cancellation fee for 2017 of $1.5 million in net revenues in our consolidated statement of operations for the year ended December 31, 2016. In August 2017, MannKind notified us that it would not exercise its minimum annual purchase option of RHI API for 2018. We recognized the cancellation fee for 2018 of $0.9 million in net revenues in our consolidated statements of operations for the year ended December 31, 2017.

In addition to, and in consideration for the updated timeframe and other changes contained in the amendment to the Supply Agreement and the amendment to the Option Agreement, the Supply Agreement Amendment provided us the right of first refusal to participate in the development and commercialization of Afrezza® in China through a collaborative arrangement.

Research and Development

As of December 31, 2017, we had 290 employees dedicated to research and development with expertise in areas such as pharmaceutical formulation, process development, toxicity studies, analytical, synthetic and physical chemistry, drug delivery, device development, equipment and engineering, clinical research statistical analysis, etc. Our focus on developing products with high barriers to market entry requires a significant investment in research and development, including clinical development. In particular, developing proprietary products that are reformulations of existing proprietary compounds often requires clinical trials to gain regulatory approval, and we have a team dedicated to designing and managing clinical trials. We have successfully completed several clinical trials for some of our product candidates and are in the process of planning clinical trials for other product candidates under development.

We have made, and will continue to make, substantial investments in research and development. Research and development costs for the years ended December 31, 2017, 2016 and 2015 were $43.4 million, $41.2 million, and $37.3 million, respectively, which represent 18%, 16% and 15% of our net revenues for that period, respectively.

Backlog

A significant portion of our customer shipments in any fiscal year relate to orders received and shipped in that fiscal year, generally resulting in low product backlog relative to total shipments at any time. Our backlog is not material and not a meaningful indicator of our ability to achieve any particular level of overall revenue or financial performance.

Manufacturing and Facilities

Our manufacturing facilities are located in Rancho Cucamonga and South El Monte, California; Canton, Massachusetts; Éragny-sur-Epte, France; and Nanjing, China. We own or lease a total of 75 buildings at six locations in the United States, France and China, that comprise 1.8 million square feet of manufacturing, research and development, distribution, packaging, laboratory, office and warehouse space. Our facilities are regularly inspected by the FDA in connection with our product approvals, and we believe that all of our facilities are being operated in material compliance with the FDA’s cGMP regulations.

We continue to expand our facility in Nanjing, China, and expect further significant investment.

Our API manufacturing business in Éragny-sur-Epte, France which we acquired in April 2014 manufactures porcine insulin API and RHI API, and we expect to continue the current site activities. We are currently in the process of modifying our current facility in France to increase our internal manufacturing capabilities so that we can take over the manufacturing of inclusion bodies, which are our RHI API’s starting material. We expect that this project will cost approximately $27.0 million. As of December 31, 2017, we have spent $18.1 million, and expect to complete this project by the end of 2019.

We believe that our current manufacturing capacity is adequate for the near term. Our South El Monte, California facility was nearing capacity, so we began a significant project to increase production and modernize the facilities. The project cost to date is $14.4 million. In 2017, we completed construction, finished installing new equipment and started the validation process which needs to be completed before the new sterile area can be used in production. We expect to begin using the new production lines by the end of 2018.

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

If our suppliers encounter problems during manufacturing, establishing additional or replacement suppliers for these materials may take a substantial period of time, as suppliers must be approved by the FDA. Further, a significant portion of our raw materials may be available only from foreign sources, which are subject to the special risks of doing business abroad. For example, heparin USP is the starting material for the production of the API in our enoxaparin product. We have established a supply chain for heparin that originates in China and have implemented validated technology processes designed to screen and test incoming starting material, which include methods currently required by the FDA. However, the FDA has required companies importing heparin to test imported heparin using specific screening methods to detect certain contaminants and it has increased its scrutiny of Chinese facilities that produce heparin for the U.S. market. For example, in August 2008, the FDA inspected two facilities in China belonging to suppliers in our heparin supply chain and issued warning letters, one of which needed to be resolved as a precondition to approving the ANDA for our enoxaparin product candidate in September 2011. If our manufacturing facility in China is qualified by the FDA, we plan to have it provide us with starting materials for the manufacture of API for enoxaparin. We also plan to have our subsidiaries eventually manufacture APIs for not only enoxaparin, but also for other products and product candidates.

Sales and Marketing

Our products are primarily marketed and sold to hospitals, long-term care facilities, alternate care sites, clinics, doctors’ offices, and retail pharmacies. Most of these facilities are members of one or more group purchasing organizations, which negotiate collective purchasing agreements on behalf of their members. These facilities purchase products through specialty distributors and wholesalers. We have relationships with the major group purchasing organizations in the United States. We also have relationships with major specialty distributors, wholesalers and retailers who distribute pharmaceutical products nationwide.

The following table provides information regarding the percentage of our net revenues that is derived from each of our major customers and partners:

	% of Net Revenues
	Year Ended
	December 31,
	2017	2016	2015

Actavis(1)	—	14%	21%
AmerisourceBergen Corporation	28%	21%	17%
Cardinal Health, Inc.	23%	22%	17%
McKesson Corporation	27%	21%	22%

(1)	The agreement with Actavis was terminated in December 2016.

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

For the years ended December 31, 2017, 2016, and 2015, we generated 3%, 3% and 2% of our total revenue, respectively, from customers located outside of the United States. Other financial information about our segment and geographic areas is incorporated herein by reference to Note 6 of the Notes to Consolidated Financial Statements included elsewhere in this report.

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

On October 20, 2017, a representative from the U.S. Department of Agriculture, or USDA, inspected our facility in Chino, California. The inspection covered compliance with USDA regulations regarding laboratory animal handling and well-being. No citations were made.

From October 23, 2017 through October 26, 2017, our facility in Nanjing, China was subject to an inspection by the FDA. The purpose was a general cGMP inspection to cover the facility for FDA’s fiscal year 2018. The inspection included a review of Quality Systems, Production Controls, Laboratory Controls, Material Management, and Facilities and Equipment Maintenance. The inspection also included a review of our corrective actions taken from the previous inspection in April 2017. There were no Form 483 observations issued.

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

The FDA has asserted that all drugs subject to the Prescription Drug Wrap-Up are on the market illegally unless they fall within two “grandfather” exceptions to the new drug definition. The first is a provision in the new drug definition exempting drugs that were on the market prior to the passage of the FFDCA and that contain the same representations concerning the conditions of use as they did prior to passage of the FFDCA. The 1962 Amendments also exempt drugs that were not new drugs prior to the passage of the 1962 Amendments and that have the same composition and labeling as they had prior to the passage of the 1962 Amendments. The FDA and the courts have interpreted these two exceptions very narrowly. Therefore, the FDA could commence enforcement action at any time regarding any or all of our unapproved prescription products. The FDA requested us to discontinue the manufacturing and distribution of our epinephrine injection, USP vial product, which has been marketed under the “grandfather” exception to the FDA’s “Prescription Drug Wrap-Up” program. We discontinued selling this product in the second quarter of 2017. For the years ended December 31, 2017, 2016, and 2015 we recognized $17.8 million, $18.6 million, and $7.8 million, in net revenues for the sale of this product, respectively. The charge of $3.3 million was included in the cost of revenues in our consolidated statements of operations for the year ended December 31, 2016 to adjust the related inventory and firm purchase commitment to their net realizable value due to the anticipated discontinuation of the product. Additionally, in September 2017, the FDA granted approval of our ANDA for Sodium Bicarbonate injection.

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

Employees

As of December 31, 2017, we had 1,644 full-time employees.

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

Sales from our enoxaparin product represented 15%, 23%, and 34% of our total net revenues for the years ended December 31, 2017, 2016, and 2015, respectively, and sales of our naloxone products represented 18%, 19%, and 15% of our total net revenues for the years ended December 31, 2017, 2016, and 2015, respectively. We are currently experiencing declining revenue from enoxaparin and some of our other existing products and we may operate at a loss in the near term while continuing to invest in developing new products. If the sales volume or pricing of enoxaparin continues to decline, if the sales volume or pricing of naloxone declines, or if we are unable to satisfy market demand for these products, our business, financial position and results of operations could be materially and adversely affected, and the market value of our common stock could decline. For example, due to intense pricing competition in the pharmaceutical industry, we have experienced significant declines in the per unit pricing and gross margins attributable to our enoxaparin product since its commercial launch. Our enoxaparin and naloxone products could be rendered obsolete or negatively impacted by numerous factors, many of which are beyond our control, including:

•	decreasing average sales prices;
•	development by others of new pharmaceutical products that are more effective than ours;
•	entrance of new competitors into our markets;
•	loss of key relationships with suppliers, group purchasing organizations or end-user customers;
•	manufacturing or supply interruptions;
•	increase in material input costs;
•	changes in the prescribing practices of physicians;
•	changes in third-party reimbursement practices;
•	product liability claims; and
•	product recalls or safety alerts.

Any factor adversely affecting the sale of these products may cause our revenues to decline, and we may not be able to achieve and maintain profitability.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles, or U.S. GAAP in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606), as subsequently amended, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP and became effective for us beginning the first quarter of fiscal 2018. In addition, were we to change our critical accounting estimates, our results of operations could be significantly impacted. These or other changes in accounting principles could adversely affect our financial results. See Note 2 of the Notes to Financial Statements in Part II - Item 8 of this Annual Report on Form 10-K for information regarding the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

We incurred losses for fiscal 2015 and we may operate at a loss in the near term while continuing to invest in developing new products.

We recorded a net loss of $2.8 million for the year ended December 31, 2015. These losses resulted principally from a decrease in profits from enoxaparin. Although we achieved net income in the years ended 2016 and 2017, we may incur operating and net losses and negative cash flow from operations in the future. Our business may generate operating losses if we do not successfully commercialize our product candidates, maintain sales of and profits from existing products, and generate sufficient revenues to support our level of operating expenses, especially as we continue our investment in developing new products. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict whether we will be able to achieve and maintain profitability.

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

We have invested significantly in our manufacturing capacity in order to vertically integrate our business, contain the costs of raw materials and reduce the risks imposed by relying on third-party single source suppliers. We currently own and operate facilities that manufacture raw materials and APIs for our products and product candidates and those of our customers and partners, including insulin API for MannKind. However, if market demand decreases or if market supply surpasses demand, whether because of macroeconomic factors, pharmaceutical industry volatility, or deficiencies specific to our customers, we may not be able to reduce manufacturing expenses or overhead costs proportionately. For example, a significant portion of our manufacturing capacity in our facility in Éragny-sur-Epte, France is utilized for the manufacture of insulin API for MannKind, and a significant portion of our manufacturing capacity in Rancho Cucamonga is utilized for the manufacture of enoxaparin. On November 9, 2016, we amended our supply agreement with MannKind, or the Supply Agreement and our option purchase agreement with MannKind, or the Option Agreement, to modify and extend the annual minimum purchase commitments under the Supply Agreement and the Option Agreement to cover calendar years 2014 through 2023, which timeframe had previously lapsed after calendar year 2019. While the aggregate total purchase commitment remains unchanged, the amendments to the Supply Agreement and the Option Agreement have resulted and will continue to result in reduced sales of API for MannKind on an annual basis.

If an increase in supply outpaces the increase in market demand, or if demand decreases, such as a further reduction in sales of insulin API for MannKind, the resulting oversupply could adversely impact our sales and result in the underutilization of our manufacturing capacity, high inventory levels, changes in revenue mix and rapid price erosion, which would lower our margins and adversely impact our financial results. In addition, in order to offset fixed manufacturing overhead costs and utilize our current facilities and personnel, it may at times be in our best interest to continue to produce and sell products that are not profitable in the near term, although this would negatively impact our gross margins.

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

A significant proportion of our sales are made to relatively few U.S. wholesalers and group purchasing organizations. These customers are continuing to undergo significant consolidation. Sales to three of these customers for the years ended December 31, 2017, 2016, and 2015, respectively, accounted for approximately 78%, 64%, and 56% of our total net revenues, respectively. Such consolidation has provided and may continue to provide them with additional purchasing leverage, and consequently may increase the pricing pressures that we face.

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

We currently manufacture the starting material for Amphadase® and the API for Nitroprusside at our manufacturing facility in China, and we plan to use this facility to manufacture several of the APIs for products in our pipeline. Additionally, we intend to continue to invest in the expansion of this manufacturing facility. Any disruption in construction of the facility or the inability of our manufacturing facility in China to produce adequate quantities of raw materials or APIs to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business. Furthermore, since this facility is located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China or due to the imposition of tariffs or other trade barriers or as a result of changes in social, political, and economic conditions or in laws, regulations, and policies governing foreign trade. The nationalization or other expropriation of private enterprises by the Chinese government could result in the total loss of our investment in China. Any of these matters could materially and adversely affect our business and results of operations. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position.

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

On June 23, 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the European Union, or EU, (commonly referred to as the “Brexit”). Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the UK from the EU will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the UK provides a notice of withdrawal pursuant to the EU Treaty.

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

•	charges to our operating results to eliminate certain duplicative pre-acquisition activities, to restructure our operations or to reduce our cost structure; and
•	charges to our operating results resulting from expenses incurred to effect the acquisition.

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

In March 2010, former President Barack Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, which we refer to collectively as the Affordable Care Act. The Affordable Care Act made extensive changes to the delivery of health care in the United States. We expect that the rebates, discounts, taxes and other costs resulting from the Affordable Care Act over time will have a negative effect on our expenses and profitability in the future. Furthermore, the Independent Payment Advisory Board created by the Affordable Care Act to reduce the per capita rate of growth in Medicare spending could potentially limit access to certain treatments or mandate price controls for our products. Moreover, expanded government investigative authority and increased disclosure obligations may increase the cost of compliance with new regulations and programs.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect that there will be additional challenges and amendments to the Affordable Care Act in the future. The Trump administration and members of the U.S. Congress have indicated that they may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Most recently, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. We do not currently know the extent to which any such changes may impact our business or financial condition, as well as the pharmaceutical industry as a whole. But, any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

A significant amount of our total assets is related to goodwill and intangible assets. As of December 31, 2017, the value of our goodwill and intangible assets net of accumulated amortization was $45.1 million. Goodwill and other intangible assets are tested for impairment annually when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. Any future goodwill or other intangible asset impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition.

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

Additionally, as a result of any future global economic downturn, our third-party payers may delay or be unable to satisfy their reimbursement obligations. Sales of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payers, including government programs such as Medicare and Medicaid and private payer healthcare and insurance programs. A reduction in the availability or extent of reimbursement from government and/or private payer healthcare programs could have a material adverse effect on the sales of our products, our business and results of operations.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in greater detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, provision for chargebacks and rebates, accruals for product returns, valuation of inventory, impairment of intangibles and long-lived assets, accounting for income taxes and share-based compensation. Furthermore, although we have recorded reserves for litigation related contingencies based on estimates of probable future costs, such litigation related contingencies could result in substantial further costs. Also, any new or revised accounting standards may require adjustments to previously issued financial statements. Any such changes could result in corresponding changes to the amounts of liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

The U.S. government has recently enacted the Tax Act, which includes significant changes to the taxation of business entities. These changes include, among others, a federal statutory rate reduction from 35% to 21% effective January 1, 2018, the elimination or reduction of certain domestic deductions and credits, limitations on the deductibility of executive compensation, and a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain and is subject to developing interpretations of the provisions of the legislation, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries, and the filing of our tax returns. The final analysis of the transition tax and the remeasurement of our deferred tax assets and liabilities will be completed as additional information becomes available, but no later than one year from the date of enactment.

In addition to income taxes in the United States, we are subject to income taxes in many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The final determination of any tax audits or related litigation could be materially different from our historical income tax provisions and accruals.

In addition, tax laws are dynamic and subject to change as evidenced by the Tax Act. As new laws are passed and new interpretations of the law are issued or applied, our provision for income taxes may be affected. Recent changes to U.S. tax laws, including taxation of earnings outside of the U.S., the introduction of a base erosion anti-abuse tax and the disallowance of tax deductions for certain book expense, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our earnings, as well as cash and cash equivalent balances we currently maintain. Furthermore, due to shifting economic and political conditions, tax policies or rates in various jurisdictions may be subject to significant change. Additionally, increases in our effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in the valuation of deferred tax assets and liabilities, the results of audits and the examination of previously filed tax returns by various taxing authorities and continuing assessments of our tax exposures could impact our tax liabilities and affect our income tax expense, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Cyber-attacks or other failures in our telecommunications or information technology systems, or those of our collaborators, third-party providers, distributors or other contractors, could result in information theft, data corruption and significant disruption of our business operations.

We, our collaborators, third-party providers, distributors and other contractors utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our collaborators’, third-party providers’, distributors’ and other contractors’ systems and networks, and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects despite our security measures. Similarly, there can be no assurance that our collaborators, third-party providers, distributors and other contractors will be successful in protecting our clinical and other data that is stored on their systems. Any cyber-attack or destruction or loss of data could have a material adverse effect on our business and prospects. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

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

We may encounter delays or agency rejections during any stage of the regulatory review and approval process based upon a variety of factors, including without limitation the failure to provide clinical data demonstrating compliance with the FDA’s requirements for safety, efficacy and quality. Those requirements may become more stringent prior to submission of our applications for approval or during the review of our applications due to changes in the law or changes in FDA policy or the adoption of new regulations. After submission of an application, the FDA may refuse to file the application, deny approval of the application or require additional testing or data. The FDA can convene an Advisory

Committee to assist the FDA in examining specific issues related to the application. In February 2014, the FDA held a joint meeting of its Nonprescription Drugs Advisory Committee and its Pulmonary Allergy Drugs Advisory Committee, which we refer to as the Committee, to discuss the NDA for Primatene® Mist. The Committee voted 14 to 10 that the data in the NDA supported efficacy, but voted 17 to 7 that safety had not been established for the intended over-the-counter use. The Committee also voted 18 to 6 that the product did not have a favorable risk-benefit profile for the intended over-the-counter use, and individual Committee members provided recommendations for resolving their concerns. Although the FDA is not required to follow the recommendations of its advisory committees, it usually does. In May 2014, we received a CRL from the FDA, which requires additional non-clinical information, label revisions and follow-up studies (label comprehension, behavioral/human factors and actual use) to assess consumers’ ability to use the device correctly to support approval of the product in the over-the-counter setting. We submitted a responsive NDA amendment in June 2016 and received a second CRL from the FDA in December 2016, which requires additional packaging and label revisions and follow-up studies to assess consumers’ ability to use the product correctly to support approval in the over-the-counter setting. After several meetings with the FDA in 2017, we further revised our packaging and label and plan to perform another human factors study based on such revisions. In November 2017, we submitted our proposed protocol to the FDA. In March 2018, we received an Advice Letter from the FDA regarding our proposed protocol. Based on that feedback we plan to conduct an additional human factors study. Once we receive acceptable results from the study, we will resubmit the NDA. We intend to continue to work with the FDA to address their concerns in the CRL and bring Primatene® Mist back to the over-the-counter market. However, there can be no guarantee that any future amendment to our NDA will result in timely approval of the product or approval at all.

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

We plan to build on our existing platforms to produce biosimilar products in the future. In 2010, Congress amended the

PHSA to create an abbreviated approval pathway for follow-on biologics. This approval pathway is available for “biosimilar” products, which are products that are highly similar to previously approved biologics notwithstanding minor differences in inactive components. The process for bringing a biosimilar product to market is uncertain and may be drawn out for an extended period of time. The FDA has not yet promulgated regulations governing this process and only nine biosimilar applications have been approved as of December 31, 2017. Approval of biosimilar applications may be delayed by exclusivity on the BLA for the reference product for up to 12 years. Biosimilar applicants are also subjected to a patent resolution process that will require biosimilar applicants to share the contents of their application and information concerning its manufacturing processes with counsel for the company holding the BLA for the reference drug and to engage in a patent litigation process that could delay or prevent the commercial launch of a product for many years.

Biosimilar products are not presumed to be substitutable for the reference drug under the Biologics Price Competition and Innovation Act, or BPCIA. Biosimilar applicants must seek a separate FDA determination that they are “interchangeable” with the reference drug, meaning that they can be expected to produce the same clinical result in any given patient without an increase in risk due to switching from the brand product. None of the nine biosimilar products that have been approved by the FDA have been approved as “interchangeable” and therefore, are not substitutable for the referenced drug. The statutory standards for determining biosimilarity and interchangeability are broad and uncertain, and the FDA has broad discretion to determine the nature and extent of product characterization, nonclinical testing and clinical testing on a product-by-product basis.

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

Some of our products or product candidates may be used in combination with a drug delivery device, such as an injector, inhaler or other delivery system. Although the drug delivery devices we currently use in our products and product candidates are provided by third parties, we have entered into collaboration agreements with various medical device manufacturers to develop drug delivery systems to be used for our pipeline products. These drug-device combination products are particularly complex, expensive and time-consuming to develop due to the number of variables involved in the final product design, including ease of patient and doctor use, establishing clinical efficacy, reliability and cost of manufacturing, regulatory approval requirements and standards and other important factors. We will be responsible for any regulatory filings arising from this collaboration and, although we have significant in-house and external regulatory expertise, we have never prepared or submitted an NDA to the FDA for a drug-device combination product. Our product candidates intended for use with such drug delivery, or expanded indications that we may seek for our products used with such devices, may not be approved or may be substantially delayed in receiving approval if the devices do not gain and/or maintain their own regulatory approvals or clearances. Where approval of the drug product and device is sought under a single application, the increased complexity of the review process may delay approval.

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

In February 2017, the FDA requested that we discontinue the manufacturing and distribution of our epinephrine injection, USP vial product, which had been marketed under the “grandfather” exception to the FDA’s “Prescription Drug Wrap-Up” program. We discontinued selling this product in the second quarter of 2017. For the years ended December 31, 2017, 2016, and 2015, we recognized $17.8 million, $18.6 million, and $7.8 million in net revenues for the sale of this product, respectively. A charge of $3.3 million was included in the cost of revenues in our consolidated statements of operations for the year ended December 31, 2016 to adjust the related inventory and firm purchase commitment to their net realizable value due to the anticipated discontinuation of the product.

In September 2017, the FDA granted approval of our ANDA for Sodium Bicarbonate injection.

For the years ended December 31, 2017, 2016, and 2015, we recorded net revenues of $35.4 million, $27.6 million, and $27.8 million, respectively, from the unapproved products currently on the market: atropine, calcium chloride, morphine, dextrose and epinephrine prefilled syringes. We have filed three ANDAs and are preparing additional applications with respect to the remaining unapproved products in order to mitigate all risk associated with the marketing of unapproved drug products. In the interim, we continue to operate within the FDA Compliance Policy Guide, CPG Sec. 440.100 Marketed New Drugs Without Approved NDAs and ANDAs.

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

In January, 2016, the Centers for Medicare and Medicaid Services, or CMS, issued a final rule that helped to clarify many of the changes made to the Medicaid Drug Rebate Program by the Affordable Care Act. The final rule attempts to provide drug manufacturers with the regulatory guidance necessary to ensure proper calculation and reporting of drug product and pricing information. Specifically, the final rule attempts to clarify the definition of what constitutes a manufacturer’s “best price” and aligns it, where appropriate, to the definition of “Average Manufacturer Price”, which is used to calculate drug rebates. Notwithstanding the final rule’s guidance, a number of state and federal government agencies will continue to conduct investigations of manufacturers’ reporting practices with respect to Average Wholesale Prices, or AWP, in which reports of inflated AWP may lead to excessive payments for prescription drugs.

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

For example, we have been involved in patent litigation related to our sales of enoxaparin, and there is an ongoing related antitrust litigation. For further details, see the section titled Litigation in Note 17 in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K. The protracted litigations involved – and may continue to involve – large legal expenses and the diversion of management’s time and effort away from the business. Any future adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses – whether these litigations or in other litigations – could result in substantial monetary damage awards and could prevent us from manufacturing and selling our products, which could have a material and adverse effect on our financial condition.

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

Our operating results may be subject to quarterly and annual fluctuations as a result of a number of factors, including the following:

•	the commercial success of our key products and those of our customers;
•	results of clinical trials of our product candidates or those of our competitors;
•	pricing actions by competitors;
•	the timing of orders or any cancellation of orders from our customers;
•	manufacturing or supply interruptions;
•	actions by regulatory bodies, such as the FDA, that have the effect of delaying or rejecting approvals of our product candidates;
•	changes in the prescription practices of physicians;
•	changes or developments in laws or regulations applicable to our product candidates;
•	introduction of competitive products or technologies;
•	failure to meet or exceed financial projections we provide to the public;
•	actual or anticipated variations in quarterly operating results;
•	failure to meet or exceed the estimates and projections of securities analysts or investors;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or achievement of significant milestones;
•	changes in, or termination of our agreements with our business partners;
•	developments concerning our sources of manufacturing supply;

•	disputes or other developments relating to patents or other proprietary rights;
•	litigation or investigations involving us, our industry, or both;
•	additions or departures of key scientific or management personnel;
•	announcements or issuances of debt, equity or convertible securities;
•	sales of our common stock by our stockholders;
•	changes in the market valuations of similar companies;
•	major catastrophic events;
•	major changes in our Board of Directors or management or departures of key personnel;
•	our overall effective tax rate, including impacts caused by any reorganization in our corporate structure, and any new legislation or regulatory developments, including the Tax Act;
•	general economic and market conditions and overall fluctuations in U.S. equity markets; or
•	the other factors described in this “Item 1.A Risk Factors” section.

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

In addition, we have registered approximately 18.5 million shares subject to options and RSUs outstanding or reserved for future issuance under our equity compensation plans. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Jack Y. Zhang and Mary Z. Luo, each of whom serves as a director and an executive officer, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 6, 2018, Jack Y. Zhang and Mary Z. Luo, each of whom serves as one of our directors and executive officers, and their affiliates beneficially own approximately 28.2% of our outstanding common stock, including shares of common stock subject to options exercisable within 60 days of March 6, 2018. Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 31.9% of the outstanding, including shares of our common stock, based on the number of shares outstanding and shares of our common stock subject to options exercisable within 60 days of March 6, 2018. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Jack Yongfeng Zhang and Mary Ziping Luo have pledged shares of our common stock to secure certain borrowed funds. The forced sale of these shares pursuant to a margin call or otherwise could cause our stock price to decline and negatively impact our business.

Since September 2015, UBS Bank USA has made extensions of credit in the aggregate amount of $7.8 million to Applied Physics & Chemistry Laboratories, Inc., or APCL, which is controlled by Jack Yongfeng Zhang and Mary Ziping Luo. The loan is secured by a pledge of 2,000,000 shares of our common stock currently held by APCL. Interest on the loan accrues at market rates. UBS Bank USA received customary fees and expense reimbursements in connection with these loans.

Since May 2017, UBS Bank Utah has made an extension of credit in the aggregate amount of $7.8 million to APCL. The loan is secured by a pledge of 1,907,898 shares of our common stock currently held by APCL. Interest on the loan accrues at market rates. UBS Bank Utah received customary fees and expense reimbursements in connection with these loans.

In October 2017, East West Bank entered into an agreement with Dr. Zhang and Dr. Luo whereby East West Bank would loan them up to $5,000,000. The loan is secured by a pledge of 650,000 shares of our common stock held by Dr. Zhang and 550,000 shares of our common stock held by Dr. Luo. Interest on the loan accrues at market rates.

We are not a party to these loans, which are full recourse against APCL and each of Dr. Zhang and Dr. Luo, respectively, and are secured by pledges of a portion of the shares of our common stock currently beneficially owned by Dr. Zhang and Dr. Luo.

If the price of our common stock declines, Dr. Zhang and Dr. Luo may be forced by UBS Bank to provide additional collateral for the loans or to sell shares of our common stock held by them in order to remain within the margin limitations imposed under the terms of their loans. Furthermore, in the event of a default under the terms of such loans, the pledged shares may be acquired and sold by the lenders. The loans between these banking institutions on the one hand, and Dr. Zhang and Dr. Luo on the other hand, prohibit the non-pledged shares currently owned by Dr. Zhang and Dr. Luo from being pledged to secure any other loans. These factors may limit Dr. Zhang and Dr. Luo’s ability to either pledge additional shares of our common stock or sell shares of our common stock held by them as a means to avoid or satisfy a margin call with respect to their pledged common stock in the event of a decline in our stock price that is large enough to trigger a margin call. Any sales of common stock following a margin call that is not satisfied may cause the price of our common stock to decline further.

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

We also believe that being a public company and these rules and regulations make it more expensive for us to obtain director and officer liability insurance.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our manufacturing facilities are located in Rancho Cucamonga and South El Monte, California; Canton, Massachusetts; Éragny-sur-Epte, France; and Nanjing, China. We own or lease a total of 75 buildings at six locations in the U.S., France and China, that comprise 1.8 million square feet of manufacturing, research and development, distribution, packaging, laboratory, office and warehouse space. Our facilities are regularly inspected by the FDA in connection with our product approvals, and we believe that all of our facilities are being operated in material compliance with the FDA’s cGMP regulations.

We continue to expand our facility in Nanjing, China and expect further significant investment.

In April 2014, we acquired Merck’s API manufacturing business in Éragny-sur-Epte, France, which manufactures porcine insulin API and recombinant human insulin API, and expect to continue the current site activities.

The following table provides a summary of our owned properties as of December 31, 2017:

	Aggregate
	Facility Size
Location	(in square feet)	Primary Use	Segment
Rancho Cucamonga, CA	267,674	Headquarters, research and development, laboratories, manufacturing, packaging, warehousing and administration offices	Finished pharmaceutical products
Éragny-sur-Epte, France	251,983	Manufacturing, laboratories, warehousing and administration offices	API
Canton, MA	251,750	Manufacturing, packaging, warehousing, distribution and administration offices	Finished pharmaceutical products
Nanjing, China	353,600	Manufacturing, procurement, research and development, warehousing, and administration offices	Finished pharmaceutical products
Chino, CA	57,968	Research and development, and laboratories	Finished pharmaceutical products
South El Monte, CA	10,000	Manufacturing	Finished pharmaceutical products

The properties leased by us have expiration dates ranging from 2018 to 2025 (including certain renewal options). The following table provides a summary of our leased properties:

	Aggregate
	Facility Size
Location	(in square feet)	Primary Use	Segment
Nanjing, China	184,120	Manufacturing, laboratories and administration offices	Finished pharmaceutical products
Rancho Cucamonga, CA	94,545	Warehousing, distribution and administration offices	Finished pharmaceutical products
South El Monte, CA	323,358	Manufacturing, packaging, warehousing, distribution and administration offices	Finished pharmaceutical products

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the Nasdaq Global Select Market and has traded under the symbol “AMPH” since our initial public offering on June 25, 2014. Prior to this date, there was no public market for our common stock. The following table sets forth the high and low closing sales price for our common stock during each of the quarterly periods indicated, as reported on the Nasdaq Global Select Market:

	Closing Sales Price
	High	Low
2016
First Quarter	$13.89	$10.53
Second Quarter	$16.63	$11.72
Third Quarter	$21.26	$15.97
Fourth Quarter	$21.55	$16.99

2017
First Quarter	$19.39	$12.20
Second Quarter	$17.86	$14.17
Third Quarter	$18.45	$14.73
Fourth Quarter	$19.75	$17.76

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

Holders of Record

At March 6, 2018, we had 46,350,595 shares of common stock outstanding held by approximately 184 stockholders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2017

The table below provides information with respect to repurchases of our common stock.

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
October 1 – October 31, 2017	70,000	$18.52	70,000	—
November 1 – November 30, 2017	127,900	18.27	127,900	—
December 1 – December 31, 2017	123,092	18.94	123,092	—

(1)

During the fourth quarter of 2017, we repurchased shares of our common stock as part of the share buyback programs authorized by our Board of Directors on August 7, 2017. As of December 31, 2017, $9.1 million remained available under such programs.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2017 other than transactions previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for

information regarding securities authorized for issuance.

Item 6.  Selected Financial Data.

The following table sets forth selected financial data as of and for the periods indicated. The selected consolidated statements of operations data for fiscal 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016, are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The selected consolidated statements of operations data for fiscal 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014, and 2013, are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

The data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$240,175	$255,165	$251,519	$210,461	$229,681
Cost of revenues	149,380	150,976	174,172	159,205	142,725
Gross profit	90,795	104,189	77,347	51,256	86,956
Operating (income) expenses:
Selling, distribution and marketing	6,460	5,466	5,470	5,564	5,349
General and administrative	44,458	41,832	41,504	34,809	30,972
Research and development	43,415	41,199	37,271	28,866	33,145
Gain on sale of intangible assets	(2,643)	—	—	—	—
Total operating expenses	91,690	88,497	84,245	69,239	69,466
Income (loss) from operations	(895)	15,692	(6,898)	(17,983)	17,490
Non-operating income (expenses):
Interest income	425	270	315	243	187
Interest expense	(826)	(1,024)	(987)	(609)	(958)
Other income (expenses), net	2,919	8	(2,794)	201	508
Total non-operating income (expenses)	2,518	(746)	(3,466)	(165)	(263)
Income (loss) before income taxes	1,623	14,946	(10,364)	(18,148)	17,227
Income tax expense (benefit)	(2,885)	4,414	(7,577)	(7,449)	5,365
Net income (loss)	$4,508	$10,532	$(2,787)	$(10,699)	$11,862
Net income (loss) per common share:
Basic	$0.10	$0.23	$(0.06)	$(0.25)	$0.31
Diluted	$0.09	$0.22	$(0.06)	$(0.25)	$0.31
Weighted-average shares used to compute net income (loss) per common share:
Basic	46,107	45,375	44,961	41,957	38,712
Diluted	48,367	47,504	44,961	41,957	38,883

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$72,384	$74,271	$67,359	$69,323	$54,912
Working capital	120,586	123,479	115,979	135,401	107,569
Total assets	454,665	427,738	390,136	389,370	338,748
Long-term debt and capital leases, including current portion	47,156	37,722	41,099	43,700	32,173
Retained earnings	76,235	70,855	60,323	63,110	73,809
Total stockholders’ equity	337,329	329,255	295,510	281,860	251,545

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in Item 8 under the heading “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements. These risks, uncertainties and other factors, include among others, those identified under the “Special Note About Forward-Looking Statements,” above and described in greater detail elsewhere in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors.”

Overview

We are a specialty pharmaceutical company that focuses primarily on developing, manufacturing, marketing and selling technically challenging generic and proprietary injectable, inhalation, and intranasal products as well as insulin API products. We currently manufacture and sell over 20 products. We are currently developing a portfolio of 15 generic abbreviated new drug applications, or ANDAs, three generic biosimilar product candidates and six proprietary product candidates, which are in various stages of development and target a variety of indications. With respect to these product candidates, we have three ANDAs, and two NDAs on file with the FDA.

Our largest products by net revenues currently include naloxone hydrochloride injection, lidocaine jelly and sterile solution,  phytonadione injection, and enoxaparin sodium injection.

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

Included in these acquisitions are marketing authorizations for 33 products in the UK, Ireland, Australia, and New Zealand, representing 11 different injectable chemical entities, from UCB Pharma GmbH. We are in the process of transferring the manufacturing of these products to our facilities in California, which will require approvals from the UK Medicines and Healthcare products Regulatory Agency before we can relaunch the product candidates.

Business Segments

Our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) API products. The finished pharmaceutical products segment currently manufactures, markets and distributes enoxaparin, naloxone, lidocaine, as well as various other critical and non-critical care drugs. The API segment currently manufactures and distributes RHI API and porcine insulin API. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Segment Reporting Information.”

Results of Operations

Year ended December 31, 2017 compared to year ended December 31, 2016

Net revenues

	Year Ended December 31,		Change
	2017	2016	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products	$230,139	$240,221	$(10,082)	(4)%
API	10,036	14,944	(4,908)	(33)%
Total net revenues	$240,175	$255,165	$(14,990)	(6)%
Cost of revenues
Finished pharmaceutical products	$133,336	$134,121	$(785)	(1)%
API	16,044	16,855	(811)	(5)%
Total cost of revenues	$149,380	$150,976	$(1,596)	(1)%
Gross profit	$90,795	$104,189	$(13,394)	(13)%
as % of net revenues	38%	41%

The decrease in net revenues of finished pharmaceutical products for 2017 was primarily due to the following changes:

	Year Ended December 31,		Change
	2017	2016	Dollars	%
	(in thousands)
Finished pharmaceutical products net revenues
Naloxone	$42,342	$47,532	$(5,190)	(11)%
Phytonadione	37,946	33,315	4,631	14%
Lidocaine	37,602	36,600	1,002	3%
Enoxaparin	36,593	59,320	(22,727)	(38)%
Epinephrine	25,914	25,661	253	1%
Other finished pharmaceutical products	49,742	37,793	11,949	32%
Total finished pharmaceutical products net revenues	$230,139	$240,221	$(10,082)	(4)%

The decrease in sales of enoxaparin was driven by lower unit volumes, which resulted in a decrease of approximately $13.1 million, as well as lower average selling prices, which resulted in a decrease of approximately $9.6 million. We expect that the average selling price and unit volumes of enoxaparin will continue to fluctuate in the near term as a result of competition.

Lower unit volumes of naloxone led to a decrease in sales of approximately $3.8 million, while lower average selling price caused a decrease in sales of approximately $1.4 million. We anticipate that sales of this product may fluctuate due to increased competition driven by future competitor launches.

Higher unit volumes of phytonadione led to an increase in sales of approximately $2.4 million, while higher average selling price caused an increase in sales of approximately $2.2 million. An increase in average selling prices of epinephrine caused an increase of approximately $10.4 million in net revenues, which was offset by the decrease in unit volumes which was primarily a result of the discontinuation of our epinephrine injection, USP vial product in the second quarter of 2017 in accordance with the FDA’s request. Our epinephrine injection, USP vial product, was marketed under the “grandfather” exception to the FDA’s “Prescription Drug Wrap-Up” program. During 2017, we recognized $17.8 million in net revenues for the sale of the discontinued vial product. The remainder of our epinephrine sales was from the pre-filled syringe, which remains on the market. Other finished pharmaceutical products increased in unit volumes due to a temporary competitor shortage.

Sales of RHI API decreased primarily because of lower shipments to MannKind in 2017.

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

Concurrently with the amendment of the Supply Agreement, we amended the Option Agreement, with MannKind, which extends the timing for payment of the capacity cancellation fee for 2017 and decreases the amounts payable as capacity cancellation fees for 2018 and 2019 in the event MannKind fails to exercise its minimum annual purchase option for any given year. We recognized the cancellation fees for 2018 of $0.9 million and for 2017 of $1.5 million in net revenues in our consolidated statement of operations for the year ended December 31, 2017 and 2016.

Cost of revenues

Cost of revenues decreased in dollar terms due to declines in units sold, primarily related to enoxaparin and RHI API declines. Gross margins declined due to lower selling prices for enoxaparin and naloxone. In addition, for 2017, a charge of $8.5 million was recorded to adjust certain inventory to their net realizable value, including $5.5 million for enoxaparin inventory due to a decrease in the forecasted average selling price. For 2016, a charge of $7.3 million was recorded to adjust certain inventory items to their net realizable value, including $3.1 for enoxaparin inventory items and $3.3 million for epinephrine injection, USP vial inventory items and related firm inventory purchase commitments.

Declining average selling prices and unit volume of enoxaparin and the discontinuance of our epinephrine injection, USP vial product will continue to put downward pressure on our gross margins. However, we believe that this trend will be offset by new product launches, including neostigmine methylsulfate, medroxyprogesterone acetate and sodium nitroprusside.

Selling, distribution, and marketing, and general and administrative

	Year Ended December 31,		Change
	2017	2016	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$6,460	$5,466	$994	18%
General and administrative	44,458	41,832	2,626	6%

The increase in general and administrative expense was primarily due to an increase in legal expenses relating to our July 2017 patent trial (see Note 17 to the consolidated financial statements for more information).

We expect that general and administrative expenses will increase on an annual basis due to increased costs associated with ongoing compliance with public company reporting obligations.

Research and development

	Year Ended December 31,		Change
	2017	2016	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$15,973	$15,157	$816	5%
Pre-launch inventory	2,002	1,096	906	83%
Clinical trials	2,591	1,599	992	62%
FDA fees	130	2,764	(2,634)	(95)%
Testing, operating and lab supplies	13,571	12,310	1,261	10%
Depreciation	4,956	4,736	220	5%
Other expenses	4,192	3,537	655	19%
Total research and development expenses	$43,415	$41,199	$2,216	5%

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

Testing, operating and lab supplies increased due to expenditures on materials for our pipeline products, particularly production of APIs for our pipeline at our ANP facility. FDA fees decreased in 2017 due to the NDA filing of our intranasal naloxone product candidate that was submitted in the second quarter of 2016. Pre-launch inventory increased due to pre-approval purchases of APIs for medroxyprogesterone acetate and sodium nitroprusside. Clinical trials expense increased due to spending on pilot trials for inhalation products.

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

Gain on sale of intangible assets

	Year Ended December 31,		Change
	2017	2016	Dollars	%
	(in thousands)
Gain on sale of intangible assets	$(2,643)	$—	$(2,643)	N/A

In February 2017, we sold the ANDAs that we acquired in March 2016 and recognized a gain of $2.6 million (see Note 3 and Note 9 to the consolidated financial statements for more information).

Provision for income tax expense (benefit)

	Year Ended December 31,		Change
	2017	2016	Dollars	%
	(in thousands)
Income tax expense (benefit)	$(2,885)	$4,414	$(7,299)	(165)%
Effective tax rate	(178)%	30%

The difference in income tax expense (benefit) in 2017 compared to 2016 was primarily due to changes in pre-tax income positions and excess share-based compensation benefits directly recorded as income tax benefit in 2017.

Year ended December 31, 2016 compared to year ended December 31, 2015

Net revenues

	Year Ended December 31,		Change
	2016	2015	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products	$240,221	$224,941	$15,280	7%
API	14,944	26,578	(11,634)	(44)%
as % of net revenues	$255,165	$251,519	$3,646	1%
Cost of revenues
Finished pharmaceutical products	$134,121	$150,795	$(16,674)	(11)%
API	16,855	23,377	(6,522)	(28)%
Total cost of revenues	$150,976	$174,172	$(23,196)	(13)%
Gross profit	$104,189	$77,347	$26,842	35%
as % of net revenues	41%	31%

The increase of net revenues of the finished pharmaceutical products for 2016 was primarily due to the following changes:

	Year Ended December 31,		Change
	2016	2015	Dollars	%
	(in thousands)
Finished pharmaceutical products net revenues
Enoxaparin	$59,320	$84,502	$(25,182)	(30)%
Naloxone	47,532	38,602	8,930	23%
Lidocaine	36,600	30,260	6,340	21%
Phytonadione	33,315	19,804	13,511	68%
Epinephrine	25,661	14,936	10,725	72%
Other finished pharmaceutical products	37,793	36,837	956	3%
Total finished pharmaceutical products net revenues	$240,221	$224,941	$15,280	7%

Lower average selling prices of enoxaparin caused a decrease of approximately $6.4 million compared to 2015, while lower unit volumes in the retail market, primarily as a result of the termination agreement with Actavis, led to a decrease in sales of enoxaparin of approximately $18.8 million compared to 2015. On June 30, 2016, we amended the distribution agreement with Actavis, which terminated the agreement in December 2016. We completed shipments to Actavis under our supply agreement in August 2016 and did not begin selling to retail customers until the end of December 2016. As a  result of the termination of the Actavis agreement, the timing of sales into the retail channel may be adversely affected in the near term. We expect that the average selling price and unit volumes of enoxaparin will continue to decline in the near term as a result of competition.

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

Liquidity and Capital Resources

Cash Requirements and Sources

We need capital resources to maintain and expand our business. We expect our cash requirements to increase significantly in the foreseeable future as we sponsor clinical trials for, seek regulatory approvals of, and develop, manufacture and market our current development‑stage product candidates and pursue strategic acquisitions of businesses or assets. Our future capital expenditures include projects to upgrade, expand and improve our manufacturing facilities in the United States, China, and France. Our cash obligations include the principal and interest payments due on our existing loans and lease payments, as described below and throughout this Annual Report on Form 10-K. As of December 31, 2017, our foreign subsidiaries collectively held $13.6 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

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

Working capital decreased $2.9 million to $120.6 million at December 31, 2017, compared to $123.5 million at December 31, 2016.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$39,209	$38,560	$10,681
Investing activities	(38,755)	(39,501)	(16,925)
Financing activities	(7,718)	7,140	2,237
Effect of exchange rate changes on cash	504	81	2,253
Net increase (decrease) in cash and cash equivalents	$(6,760)	$6,280	$(1,754)

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $39.2 million for the year ended December 31, 2017, which included net income of $4.5 million. Non-cash items were comprised of $15.4 million of depreciation and amortization, $17.1 million of share-based compensation expense, a $7.9 million change in tax related items, and a gain of $2.3 million on the sale of long-lived assets. Operating assets and liabilities changed primarily due to the timing of sales and purchases activities in the normal course of business and the timing of the related cash receipts and disbursements. In addition, the decrease in inventory was primarily related to a decrease of API and components for enoxaparin. The increase in accounts receivable was offset by an increase in accrued liabilities as an increase in prices to certain direct customers was offset by rebates to certain indirect customers.

Investing Activities

Net cash used in investing activities was $38.8 million for the year ended December 31, 2017, primarily as a result of $35.1 million in purchases of property, machinery, and equipment, which included $12.4 million incurred in the United States, $14.4 million in France, and $8.3 million in China. Short-term investments, and restricted cash and short-term investments increased $2.0 million and $2.8 million, respectively. The cash used was partially offset by the receipt of the $2.0 million initial payment relating to the sale of the various ANDAs in February 2017 (see Note 9 to the consolidated financial statements for more information).

Financing Activities

Net cash used in financing activities was $7.7 million for the year ended December 31, 2017, primarily as a result of $30.7 million used to purchase treasury stock, which was partially offset by $13.8 million of proceeds received from our equity plans. Additionally, we received proceeds of $19.0 million from borrowings on a mortgage loan and an equipment line of credit, and made $9.7 million in principal payments on our long-term debt.

Debt and Borrowing Capacity

Our outstanding debt obligations are summarized as follows:

	December 31,
	2017	2016	Change
	(in thousands)
Short-term debt and current portion of long-term debt	$6,312	$5,366	$946
Long-term debt	40,844	32,356	8,488
Total debt	$47,156	$37,722	$9,434

As of December 31, 2017, we had $43.0 million in unused borrowing capacity under revolving lines of credit with Cathay Bank and East West Bank. At December 31, 2017, we were in compliance with our debt covenants, which include a minimum current ratio, minimum debt service coverage, minimum tangible net worth, and maximum debt-to-effective-tangible-net-worth ratio, computed on a consolidated basis.

Lines of credit bear variable interest rates and are secured by inventory, accounts receivable, intangible assets, and equipment. The weighted average interest rates on lines of credit as of December 31, 2017 and 2016, were 3.9% and 3.5%, respectively. We have also entered into or refinanced certain mortgage and equipment loans with Cathay Bank and East West Bank, which bear variable or fixed interest rates and are secured by buildings and equipment. On certain loans with East West Bank, we have entered into fixed interest rate swap contracts to exchange the variable interests for fixed interest rates without the exchange of underlying notional debt amounts.

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

We do not recognize product revenues unless the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) transfer of title has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection is reasonably assured. Furthermore, we do not recognize revenues until all customer acceptance requirements have been met. We estimate and record reductions to revenues for early‑payment discounts, product returns, administrative and management fees, rebates and pricing adjustments, such as wholesaler chargebacks and retailer rebates, in the same period that the related revenues are recorded.

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

We establish allowances for estimated chargebacks, rebates and product returns based on a number of qualitative and quantitative factors, including:

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

Provision for Chargebacks and Rebates

The provision for chargebacks and rebates is a significant estimate used in the recognition of revenue. Wholesaler chargebacks relate to sales terms under which we agree to reimburse wholesalers for differences between the gross sales prices at which we sell our products to wholesalers and the actual prices of such products that wholesalers resell them under our various contractual arrangements with third parties such as hospitals and group purchasing organizations in the United States. Rebates include primarily amounts paid to retailers, payers, and providers in the United States, including those paid to state Medicaid programs, and are based on contractual arrangements or statutory requirements. We estimate chargebacks and rebates at the time of sale to wholesalers based on wholesaler inventory stocking levels, historic chargeback and rebate rates, and current contract pricing.

The provision for chargebacks and rebates is reflected in net revenues. The following table is an analysis of the chargeback and rebate provision:

	Year Ended
	December 31,
	2017	2016
	(in thousands)
Beginning balance	$39,709	$15,888
Provision for chargebacks and rebates	152,011	171,159
Credits and payments issued to third parties	(173,250)	(147,338)
Ending balance	$18,470	$39,709

Changes in the chargeback provision from period to period are primarily dependent on our sales to wholesalers, the level of inventory held by wholesalers, and the wholesaler’s customer mix. Changes in the rebate provision from period to period are primarily dependent on retailer’s and other indirect customers’ purchases. The approach that we use to estimate chargebacks and rebates has been consistently applied for all periods presented. Variations in estimates have been historically small. We continually monitor the provision for chargebacks and rebates and make adjustments when we believe that the actual chargebacks and rebates may differ from the estimates. The settlement of chargebacks and rebates generally occurs within 30 days to 60 days after the sale to wholesalers. The decrease in the provision balance as of December 31, 2017 was primarily due to timing of customer purchases and a decrease in the gross sales prices of enoxaparin during the year.

Accrual for Product Returns

We offer most customers the right to return qualified excess or expired inventory for partial credit; however, API product sales are generally non‑returnable. Our product returns primarily consist of the returns of expired products from sales made in prior periods. Returned products cannot be resold. At the time product revenue is recognized, we record an accrual for estimated returns. The accrual is based, in part, upon the historical relationship of product returns to sales and customer contract terms. We also assess other factors that could affect product returns including market conditions, product obsolescence and the introduction of new competition. Although these factors do not normally give our customers the right to return products outside of the regular return policy, we realize that such factors could ultimately lead to increased returns. We analyze these situations on a case‑by‑case basis and make adjustments to the product return reserve as appropriate.

When we do not have specific historical experience with actual returns for a product, we consider other available information to record a reasonable product return reserve. If we already sell products that are similar to a newly launched product, we estimate the new product return rate using historical experience of similar products. The criteria used to make the determination of whether a new product is similar to existing products includes whether it: (i) is used for the treatment of a similar type of disease or indication, (ii) has a comparable shelf life, (iii) has similar frequency of dosing, (iv) has similar types of customers, (v) is distributed in a similar manner and (vi) has similar rights of return and other comparable sales incentives. We also consider whether we have the ability to monitor inventory levels in our distribution channels to determine the underlying patient demand for a new product. We analyze the product’s sell‑through cycle based on wholesaler chargeback claims and customers’ re‑ordering patterns to determine whether the estimated product return rate is reasonable. Additionally, we consider factors such as size and maturity of the market prior to launch and the introduction of additional competition. If the available information is not sufficient to estimate a reasonable product return accrual, revenues from the sales of the new product would not be recognized until the product is consumed by the end customer or rights of return granted under the return policy have expired. As of December 31, 2017 and 2016, cumulative sales of approximately $1.2 million and $0.5 million, respectively, for one of our products were not recognized in revenues, due to insufficient information available to estimate a reasonable product return accrual.

On each balance sheet date, we classify that portion of our accrual for product returns that is attributable to products that are eligible for return within 12 months following the balance sheet date as a current obligation and the remainder as a long‑term obligation.

The provision for product returns is reflected in net revenues. The following table is an analysis of our product return liability:

	Year Ended
	December 31,
	2017	2016
	(in thousands)
Beginning balance	$3,143	$2,621
Provision for product returns	5,754	1,753
Credits issued to third parties	(2,375)	(1,231)
Ending balance	$6,522	$3,143

Of the provision for product returns as of December 31, 2017 and 2016, $4.1 million and $1.8 million were included in accounts payable and accrued liabilities on the consolidated balance sheets, respectively. For the years ended December 31, 2017 and 2016, our aggregate product return rate was 1.3% and 1.1% of qualified sales, respectively.

Inventory

Inventories consist of currently marketed products and products manufactured under contract. Inventories are stated using the first‑in, first‑out method, on a consistent basis. In 2016, we prospectively adopted ASU No. 2015-11, simplifying the Measurement Inventory, and state inventory at the lower of cost and net realizable value. We adjust inventories to their net realizable value: (i) if a launch of a new product is delayed and inventory may not be fully utilized and could be subject to impairment, (ii) when a product is close to expiration and not expected to be sold, (iii) when a product has reached its expiration date, (iv) when a product is not expected to be sellable, and (v) when the net realizable value is below cost. In determining the net realizable value of an inventory item, we consider factors such as the amount of inventory on hand, its remaining shelf life, its regulatory approval status, and current and expected market conditions, including management forecasts and levels of competition.

Impairment of Intangible and Long‑Lived Assets

We review long‑lived assets and definite-lived identifiable intangible assets or asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and circumstances include decisions by the FDA regarding evidence of effectiveness of proprietary drug candidates or bioequivalence (sameness) of our generic product candidates as compared to the reference drug, communication with the regulatory agencies regarding the safety and efficacy of our products under review, the use of the asset in current research and development projects, any potential alternative uses of the asset in other research and development projects in the short‑to‑medium term, clinical trial results and research and development portfolio management options. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset groups and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset or asset groups, further impairment analysis is performed. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset or asset groups (assets to be held and used) or fair value less cost to sell (assets to be disposed of). All of our impairments relate primarily to the isolated write‑off of certain manufacturing equipment related to abandoned projects. Since we periodically assess our product candidates and make changes to product development plans, we incur impairment charges from time to time which can fluctuate significantly from period to period.

The indefinite‑lived intangible asset, the Primatene® trademark acquired in June 2008, and goodwill are tested for impairment annually in the fourth quarter or more frequently if indicators of impairment are present. An impairment loss is recorded if the asset’s fair value is less than its carrying value. We also periodically review the Primatene® trademark to determine if events and circumstances continue to support an indefinite useful life. When we choose to perform a qualitative assessment, we evaluate economic, industry and company-specific factors as an initial step. If we determine it is more likely than not that the Primatene® trademark is impaired or the fair value of a reporting unit is less than its carrying amount, further quantitative impairment process is then performed; otherwise, no further testing is required. If the life is no longer indefinite, the asset is tested for impairment, and the carrying value, after recognition of any impairment loss, is amortized over its remaining useful life. No impairment of indefinite-lived intangible asset and goodwill was recorded during the years ended December 31, 2017, 2016, or 2015, respectively.

Deferred Income Taxes

We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized. At December 31, 2017, we have not completed our accounting of certain areas for the tax effects of the enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act.

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

Share-Based Compensation

Options issued under our 2015 Equity Incentive Award Plan, or the 2015 Plan, and our Amended and Restated 2005 Equity Incentive Award Plan, or 2005 Plan are granted at exercise prices equal to or greater than the fair value of the underlying common shares on the date of grant and vest based on continuous service. There have been no awards with performance conditions and no awards with market conditions. The options have a contractual term of five to ten years and generally vest over a three‑ to five‑year period. We use the Black‑Scholes option pricing model to determine the fair value of options awards. The Black‑Scholes option pricing model has various inputs such as the common share price on the date of grant, exercise price, the risk‑free interest rate, volatility, expected life and dividend yield, all of which are estimates. We used the risk free rate on U.S. Treasury securities at the time of grant for instruments with maturities commensurate with the expected term of the stock option. Our volatility estimate was based on the weighted average historical volatility of our stock price since IPO and the stock price from a set of peer companies, since our shares do not have sufficient trading history. We consider factors such as stage of life cycle, competitors, size, market capitalization and financial leverage in the selection of similar entities. Our dividend yield was assumed to be 0%, because we have no plans to pay dividends. We estimate the expected term of options with consideration of vesting date, contractual term, and historical experience for employee exercise and post-vesting employment termination behavior after our common stock has been publicly traded. The expected term of “plain vanilla” options is estimated based on the midpoint between the vesting date and the end of the contractual term under the simplified method.

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

Effective January 1, 2017, the Company prospectively adopted certain requirements of Auditing Standards Update, or ASU No. 2016-09. As a result, cash flows related to excess tax benefits are classified in operating activities and all excess tax benefits and tax deficiencies are directly included in income tax expense or benefit in the consolidated statement of operations without adjusting prior periods. Additionally, ASU No. 2016-09 eliminated the requirement that excess tax benefits from share-based compensation reduce taxes payable prior to being recognized in the financial statements. Upon adoption of ASU No. 2016-09, the cumulative excess benefits of stock compensation of $0.9 million that was not previously recognized was established on the balance sheet resulting in an increase in deferred tax assets and retained earnings.

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

Business Combinations

If an acquired set of activities and assets is capable of being operated as a business consisting of inputs and processes from the viewpoint of a market participant, the asset acquired and liabilities assumed are a business. Business combinations are accounted for using the acquisition method of accounting, which requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair value as of that date. Fair value determinations are based on discounted cash flow analyses or other valuation techniques. In determining the fair value of the assets acquired and liabilities assumed in a material acquisition, we may utilize appraisals from third party valuation firms to determine fair values of some or all of the assets acquired and liabilities assumed, or may complete some or all of the valuations internally. In either case, we take full responsibility for the determination of the fair value of the assets acquired and liabilities assumed. The value of goodwill reflects the excess of the fair value of the consideration conveyed to the seller over the fair value of the net assets received.

Acquisition-related costs that we incur to effect a business combination are expensed in the periods in which the costs are incurred. When the operations of the acquired businesses were not material to the Company’s consolidated financial statements, no pro forma presentations were disclosed.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09 Revenue from Contracts with Customers, which creates a single source of revenue guidance for companies in all industries. Subsequently, the FASB issued multiple updates. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required regarding customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). Based on ASU No. 2015-14 Deferral of the Effective Date, issued in August 2015, this guidance will be effective for us beginning in the first quarter of 2018, including interim periods within the year. We will adopt the standard in 2018 using the modified retrospective transition method. Our revenues are generated from the sale of pharmaceutical products to various customers, and the adoption of the new standard will not have a material impact on these transactions or on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02 Leases, that is aimed at making leasing activities more transparent and comparable, and which requires substantially all leases be recognized by lessees on their balance sheets as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This guidance will become effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements for the reporting periods in which the guidance is adopted. While we continue to evaluate the provisions of ASC 842 to determine how we will be affected, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases on our consolidated balance sheet.  Footnote 16 to the consolidated financial statements provides details on the Company’s current operating lease arrangements. The adoption of ASC 842 is not expected to have a material impact on our results of operations or cash flows.

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

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows: Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, we will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for our interim and annual reporting periods during the year ending December 31, 2018. Early adoption is permitted, including adoption in an interim period. The amendments will be applied using a retrospective transition method to each period presented. We will be required to apply the guidance retrospectively when adopted. We will adopt this accounting guidance at the beginning of 2018.

In January 2017, the FASB issued ASU No. 2017-01 Clarifying the Definition of a Business, which provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. Under the updated guidance, a set is not a business if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar assets. If the threshold is not met, the update requires that, to be a business, the set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The definition of outputs was also aligned with Accounting Standard Codification, or ASC 606, by focusing on revenue-generating activities. The guidance is effective for our interim and annual reporting periods during the year ending December 31, 2018, and prospectively applicable to any transactions occurring within the period of adoption. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04 simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill. An entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The update also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The guidance is effective for our interim and annual reporting periods during the year ending December 31, 2020, and applied on a prospective basis. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017. We currently do not believe that the adoption of this accounting guidance will have a material impact on our consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09 Scope of Modification Accounting, that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance is effective for our interim and annual reporting periods during the year ending December 31, 2018, and applied prospectively to awards modified on or after the adoption date. Early adoption is permitted. We do not believe that the adoption of this accounting guidance will have a material impact on our consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU No. 2017-12 Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model in ASC 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The amendments also simplify the application of hedge accounting in certain situations. The new guidance is effective for our interim and annual reporting periods during the year ending December 31, 2019. Early adoption is permitted. We do not believe that the adoption of this accounting guidance will have a material impact on our consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows entities to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the Tax Act. The guidance is effective for our interim and annual reporting periods during the year ending December 31, 2019. Early adoption is permitted. We do not believe that the adoption of this accounting guidance will have a material impact on our consolidated financial statements and related disclosures

Non-GAAP Financial Measures

We report our financial results in accordance with accounting principles generally accepted in the United States, or GAAP.

Collaboration Agreements with Medical Device Manufacturers

In August 2014, we entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by us for one of our pipeline products. As of December 31, 2017, we have paid an upfront payment of $0.5 million and have paid $1.5 million in milestone payments under this agreement, which were classified as research and development expense as the milestones were met. We are obligated to pay up to an additional $0.5 million if certain research and development milestones are met. As of December 31, 2017, no such obligation existed. Pursuant to the collaboration agreement, if the medical device manufacturer is successful in the development of this drug delivery system and our pipeline products receive appropriate regulatory approval, we intend to enter into a commercial supply agreement with such medical device manufacturer for a minimum purchase of 1.0 million units during the first 12 months.

In October 2017, we entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by us for one of our pipeline products for a total of $1.6 million. As of December 31, 2017, we are obligated to pay $0.4 million, and up to an additional  $1.2 million, if certain research and development milestones are met. As of December 31, 2017, no such obligation existed for the milestones. In addition, pursuant to the collaboration agreement, if the medical device manufacturer is successful in the development of this drug delivery system and our pipeline products receive appropriate regulatory approval, we intend to enter into a commercial supply agreement with such medical device manufacturer under which we are obligated to pay an additional $1.0 million, if certain commercial development milestones are met and to purchase a minimum of 100,000 units per year for three years.

Contractual Obligations

Set forth below are our contractual payment obligations (including interest obligations but excluding intercompany obligations) as of December 31, 2017:

					More
		Less than			than
Contractual Obligations(1)	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Long-term debt(2)	$55,541	$7,975	$19,302	$6,640	$21,624
Operating leases	10,541	3,333	4,945	2,263	—
Capital leases	1,574	383	750	441	—
Facility construction in Nanjing, China(3)	15,000	—	15,000	—	—
Purchase obligations(4)	50,106	37,798	9,926	2,382	—
	$132,762	$49,489	$49,923	$11,726	$21,624

(1)	The table above excludes our liability for uncertain tax position of $7.4 million because the timing of any related payments cannot be reasonably estimated.
(2)

Long‑term debt includes accrued and unpaid interest. As of December 31, 2017, the principal amount of long-term debt with variable interest exposure was $15.1 million. As of December 31, 2017, the weighted average variable interest rate on our long‑term debt was 4.5%.

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

Investment in China

We entered into agreements with a Chinese governmental entity to acquire land‑use rights to real property in Nanjing, China. Under the terms of these agreements, we are committed to invest capital in our wholly‑owned subsidiary, ANP, and to develop these properties as an API manufacturing facility for our pipeline products. In conjunction with these agreements, ANP modified its business license on July 3, 2012, to increase its authorized capital. As of December 31, 2016, we have completed our investment of total registered capital commitment of $61.0 million to ANP. This investment in ANP resulted in cash being transferred from the U.S. parent company to ANP.

Per these agreements, in January 2010 we acquired certain land‑use rights with a carrying value of $1.2 million. In addition, we purchased additional land‑use rights in November 2012 for $1.3 million. We are committed to spend approximately $15.0 million in land development. The agreements require the construction of fixed assets on the property and specified a timetable for the construction of these fixed assets. The current pace of development of the property is behind the schedules described in the purchase agreements and, per the purchase agreements, potential monetary penalties could result if the development is delayed or not completed in accordance with the guidelines stated in the purchase agreements. We are in discussions with the Chinese government regarding the development and we believe that the likelihood of incurring any penalty is remote.

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

On October 20, 2017, a representative from the U.S. Department of Agriculture, or USDA, inspected our facility in Chino, California. The inspection covered compliance with USDA regulations regarding laboratory animal handling and well-being. No citations were made.

From October 23, 2017 through October 26, 2017, our facility in Nanjing, China was subject to an inspection by the FDA. The purpose was a general cGMP inspection to cover the facility for FDA’s fiscal year 2018. The inspection included a review of Quality Systems, Production Controls, Laboratory Controls, Material Management, and Facilities and Equipment Maintenance. The inspection also included a review of our corrective actions taken from the previous inspection in April 2017. There were no Form 483 observations issued.

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

Investment Risk

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary. As of December 31, 2017, we did not have any such investments.

As of December 31, 2017, we had $8.8 million deposited in six banks located in China, $4.7 million deposited in one bank located in France, and $0.1 million deposited in one bank located in the United Kingdom. We also maintained $45.8 million in cash equivalents that include money market accounts, as of December 31, 2017. The remaining amounts of our cash equivalent as of December 31, 2017, are in non-interest bearing accounts.

As of December 31, 2016, we had $15.3 million deposited in four banks located in China, $2.8 million deposited in one bank located in France, and $0.2 million deposited in one bank located in the United Kingdom. We also maintained $36.1 million in cash equivalents that include money market accounts, money market funds, Money Market Insured Deposit Account Service, or MMIDAS, and Insured Cash Sweep, or ICS, accounts as of December 31, 2016. The remaining amounts of our cash equivalent as of December 31, 2016, were in non-interest bearing accounts.

Interest Rate Risk

Our primary exposure to market risk is interest‑rate‑sensitive investments and credit facilities, which are affected by changes in the general level of U.S. interest rates. Due to the nature of our short-term investments, we believe that we are not subject to any material interest rate risk with respect to our short-term investments.

As of December 31, 2017, we had $47.2 million in long-term debt and capital leases outstanding. Of this amount, $15.1 million had variable interest rates which were not locked-in through fixed interest rate swap contracts. The debt with variable interest rate exposure had a weighted-average interest rate of 4.5% at December 31, 2017. An increase in the index underlying these rates of 1% (100 basis points) would increase our annual interest expense on the debt with variable interest rate exposure by approximately $0.2 million per year.

As of December 31, 2016, we had $37.7 million in long-term debt and capital leases outstanding. Of this amount, $20.4 million had variable interest rates which were not locked-in through fixed interest rate swap contracts. The debt with variable interest rate exposure had a weighted-average interest rate of 4.0% at December 31, 2016. An increase in the index underlying these rates of 1% (100 basis points) would increase our annual interest expense on the debt with variable interest rate exposure by approximately $0.2 million per year.

Foreign Currency Exchange Risk

Our finished pharmaceutical products are primarily sold in the U.S. domestic market, and have little exposure to foreign currency price fluctuations. However, as a result of our acquisition of the API manufacturing business in Éragny-sur-Epte, France, we are exposed to market risk related to changes in foreign currency exchange rates. Specifically, our insulin sales contracts are frequently denominated in Euros, which are subject to fluctuations relative to the U.S. dollar, or USD.

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

The Company is also exposed to the potential earnings effects from intercompany foreign currency assets and liabilities that arise from normal trade receivables and payables and other intercompany loans.

We do not undertake hedging transactions to cover our foreign currency exposure. As of December 31, 2017, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would result in approximately $1.1 million reduction of foreign currency gains, and approximately $5.1 million reduction in other comprehensive income.

As of December 31, 2017 and 2016, our foreign subsidiaries had cash balances denominated in foreign currencies in the amount of $5.7 million and $3.5 million, respectively.

Item 8.  Financial Statements and Supplementary Data.

Index to Amphastar Pharmaceuticals, Inc. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Amphastar Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amphastar Pharmaceuticals, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998.

Los Angeles, California

March 14, 2018

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$65,594	$72,354
Short-term investments	2,635	527
Restricted cash and short-term investments	4,155	1,390
Accounts receivable, net	35,996	26,777
Inventories	63,609	79,754
Income tax refunds and deposits	6,036	22
Prepaid expenses and other assets	9,753	3,272
Total current assets	187,778	184,096
Property, plant, and equipment, net	185,339	152,944
Goodwill and intangible assets, net	45,140	50,307
Other assets	8,663	9,390
Deferred tax assets	27,745	31,001

Total assets	$454,665	$427,738

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$57,555	$47,546
Income taxes payable	3,325	7,705
Current portion of long-term debt and capital leases	6,312	5,366
Total current liabilities	67,192	60,617

Long-term reserve for income tax liabilities	879	845
Long-term debt and capital leases, net of current portion	40,844	32,356
Deferred tax liabilities	1,361	1,455
Other long-term liabilities	7,060	3,210
Total liabilities	117,336	98,483
Commitments and contingencies:
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 50,039,212 and 46,623,581 shares issued and outstanding as of December 31, 2017 and 47,765,149 and 46,248,622 shares issued and outstanding as of December 31, 2016, respectively	5	5
Additional paid-in capital	313,891	283,123
Retained earnings	76,235	70,855
Accumulated other comprehensive loss	(2,100)	(4,696)
Treasury stock	(50,702)	(20,032)
Total stockholders’ equity	337,329	329,255

Total liabilities and stockholders’ equity	$454,665	$427,738

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net revenues	$240,175	$255,165	$251,519
Cost of revenues	149,380	150,976	174,172
Gross profit	90,795	104,189	77,347

Operating (income) expenses:
Selling, distribution, and marketing	6,460	5,466	5,470
General and administrative	44,458	41,832	41,504
Research and development	43,415	41,199	37,271
Gain on sale of intangible assets	(2,643)	—	—
Total operating expenses	91,690	88,497	84,245

Income (loss) from operations	(895)	15,692	(6,898)

Non-operating income (expenses):
Interest income	425	270	315
Interest expense	(826)	(1,024)	(987)
Other income (expenses), net	2,919	8	(2,794)
Total non-operating income (expenses), net	2,518	(746)	(3,466)

Income (loss) before income taxes	1,623	14,946	(10,364)
Income tax expense (benefit)	(2,885)	4,414	(7,577)

Net income (loss)	$4,508	$10,532	$(2,787)

Net income (loss) per share:
Basic	$0.10	$0.23	$(0.06)

Diluted	$0.09	$0.22	$(0.06)

Weighted-average shares used to compute net income (loss) per share:
Basic	46,107	45,375	44,961

Diluted	48,367	47,504	44,961

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$4,508	$10,532	$(2,787)

Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	2,713	(1,800)	(805)
Change in pension obligations	(117)	(421)	(16)
Total other comprehensive income (loss)	2,596	(2,221)	(821)

Total comprehensive income (loss)	$7,104	$8,311	$(3,608)

See accompanying notes to consolidated financial statements.

Amphastar Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Shares	Amount	Total
Balance as of December 31, 2014	44,676,167	$4	$220,745	$63,110	$(1,654)	(29,400)	$(345)	$281,860
Net loss	—	—	—	(2,787)	—	—	—	(2,787)
Accumulated other comprehensive loss	—	—	—	—	(821)	—	—	(821)
Purchase of treasury stock	—	—	—	—	—	(735,679)	(9,865)	(9,865)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(38)	—	—	3,364	38	—
Issuance of common stock in connection with the Company's equity plans	1,284,039	1	14,200	—	—	—	—	14,201
Share-based compensation expense	—	—	12,815	—	—	—	—	12,815
Tax effect of settlement of share-based awards	—	—	107	—	—	—	—	107
Balance as of December 31, 2015	45,960,206	5	247,829	60,323	(2,475)	(761,715)	(10,172)	295,510
Net income	—	—	—	10,532	—	—	—	10,532
Accumulated other comprehensive loss	—	—	—	—	(2,221)	—	—	(2,221)
Purchase of treasury stock	—	—	—	—	—	(759,067)	(9,908)	(9,908)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(48)	—	—	4,255	48	—
Issuance of common stock in connection with the Company's equity plans	1,804,943	—	20,639	—	—	—	—	20,639
Share-based compensation expense	—	—	15,124	—	—	—	—	15,124
Tax effect of settlement of share-based awards	—	—	(421)	—	—	—	—	(421)
Balance as of December 31, 2016	47,765,149	5	283,123	70,855	(4,696)	(1,516,527)	(20,032)	329,255
Beginning balance adjustment to retained earnings as a result of the adoption of ASU No. 2016-09	—	—	—	872	—	—	—	872
Net income	—	—	—	4,508	—	—	—	4,508
Accumulated other comprehensive loss	—	—	—	—	2,596	—	—	2,596
Purchase of treasury stock	—	—	—	—	—	(1,905,653)	(30,747)	(30,747)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(77)	—	—	6,549	77	—
Issuance of common stock in connection with the Company's equity plans	2,274,063	—	13,758	—	—	—	—	13,758
Share-based compensation expense	—	—	17,087	—	—	—	—	17,087
Balance as of December 31, 2017	50,039,212	$5	$313,891	$76,235	$(2,100)	(3,415,631)	$(50,702)	$337,329

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$4,508	$10,532	$(2,787)
Reconciliation to net cash provided by operating activities:
Loss (gain) on disposal and impairment of long-lived assets	(2,337)	1,242	310
Depreciation of property, plant, and equipment	12,580	12,047	11,314
Amortization of product rights, trademarks, and patents	2,856	2,517	1,938
Share-based compensation expense	17,087	15,124	12,815
Reserve for uncertain tax positions	34	347	(1)
Changes in deferred taxes	3,899	(3,618)	(7,880)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,102)	6,377	(11,012)
Inventories	18,650	(9,715)	9,775
Prepaid expenses and other assets	(4,817)	1,129	(699)
Income tax refund, deposits, and payable	(11,836)	3,329	(71)
Accounts payable and accrued liabilities	6,687	(751)	(3,021)
Net cash provided by operating activities	39,209	38,560	10,681

Cash Flows From Investing Activities:
Business Acquisitions	—	(12,461)	—
Purchases and construction of property, plant, and equipment	(35,099)	(21,382)	(15,996)
Sale of intangible assets	2,000	—	—
Purchase of short-term investments	(5,645)	(3,602)	—
Maturity of short-term investments	3,650	3,075	—
Changes in restricted cash and short-term investments	(2,765)	(105)	210
Payment of deposits and other assets	(896)	(5,026)	(1,139)
Net cash used in investing activities	(38,755)	(39,501)	(16,925)

Cash Flows From Financing Activities:
Net proceeds from equity plans	13,758	21,502	14,308
Purchase of treasury stock	(30,747)	(9,908)	(9,865)
Proceeds from issuance of long-term debt	18,983	10,198	6,785
Principal payments on long-term debt	(9,712)	(14,652)	(8,991)
Net cash provided by (used in) financing activities	(7,718)	7,140	2,237

Effect of exchange rate changes on cash	504	81	2,253

Net increase (decrease) in cash and cash equivalents	(6,760)	6,280	(1,754)

Cash and cash equivalents at beginning of period	72,354	66,074	67,828

Cash and cash equivalents at end of period	$65,594	$72,354	$66,074

Noncash Investing and Financing Activities:
Equipment acquired under capital leases	$—	$1,238	$150

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$1,877	$1,722	$1,941
Income taxes paid	$4,876	$3,397	$146

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain amounts in the prior years’ consolidated statements of operations and consolidated balance sheets have been reclassified to conform to the current year presentation. This reclassification has no impact on net income or cash flows. All significant intercompany activity has been eliminated in the preparation of the consolidated financial statements. Effective January 1, 2017, the Company prospectively adopted certain requirements of Accounting Standards Update, or ASU, No. 2016-09 to classify cash flows related to excess tax benefits in operating activities and directly record all excess tax benefits and tax deficiencies in income tax expense or benefit in the consolidated statement of operations without adjusting prior periods.

The Company’s subsidiaries include: (1) International Medication Systems, Limited, or IMS, (2) Armstrong Pharmaceuticals, Inc., or Armstrong, (3) Amphastar Nanjing Pharmaceuticals Inc., or ANP, (4) Nanjing Letop Fine Chemistry Co., Ltd., or Letop, (5) Nanjing Hanxin Medical Technology Co., Ltd., or Hanxin, (6) Nanjing Baixin Trading Co., Ltd., or Baixin, (7) Amphastar France Pharmaceuticals, S.A.S., or AFP, (8) Amphastar UK Ltd., or AUK, and (9) International Medication Systems (UK) Limited, or IMS UK.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The principal accounting estimates include: determination of allowances for doubtful accounts and discounts, provision for chargebacks and rebates, provision for product returns, adjustment of inventory to their net realizable values, impairment of long-lived and intangible assets and goodwill, self-insured claims, workers’ compensation liabilities, litigation reserves, stock price volatilities for share-based compensation expense, valuation allowances for deferred tax assets, and liabilities for uncertain income tax positions.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s French subsidiary, AFP, maintains its books of record in Euros. Its other Chinese subsidiaries, maintain their books of record in Chinese Yuan. Its U.K. subsidiary, IMS UK, maintains its books of record in Great Britain Pounds. These local currencies have been determined to be the subsidiaries’ respective functional currencies. These books of records are translated into USD using average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transactions. Translation adjustments are reflected in stockholders’ equity and are included as a component of other accumulated comprehensive income (loss). The unrealized gains or losses of intercompany foreign currency transactions that are of a long-term investment nature are reported in other accumulated comprehensive income (loss). The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature for the years ended December 31, 2017, 2016, and 2015 were a $4.3 million gain, $1.5 million loss, and a $2.0 million loss, respectively.

Additionally, the Company does not undertake hedging transactions to cover its foreign currency exposure.

Comprehensive Income (loss)

For the years ended December 31, 2017, 2016 and 2015, the Company included its foreign currency translation gain or loss and change in pension obligation of its defined benefit pension plan as part of its comprehensive income (loss).  Income tax expense of $1.5 million was allocated to other comprehensive income for the year ended December 31, 2017. There was no material income tax expense (benefit) allocated to other comprehensive loss for the years ended December 31, 2016 and 2015.

Shipping and Handling Costs

For the years ended December 31, 2017, 2016, and 2015, the Company included shipping and handling costs of approximately $3.0 million, $2.4 million, and $2.6 million, respectively, in selling, distribution and marketing expenses in the accompanying consolidated statements of operations.

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

The Company may produce or purchase inventories prior to or with the expectation of receiving marketing authorization in the near term, based on operational decisions about the most effective use of existing resources. This inventory is referred to as pre‑launch inventory. It is the Company’s accounting policy that the pre-launch inventory is capitalized if it has a probable future economic benefit. If marketing authorization is received and previously expensed pre‑launch inventory is sold, such sales may contribute up to a 100% margin to the Company’s operating results. Pre‑launch inventory costs include cost of work in process, materials, and finished drug products. As of December 31, 2017, 2016, and 2015, the Company did not have material capitalized pre-launch inventory.

Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, restricted cash and short-term investments, accounts receivable, accounts payable, accrued expenses, and short-term borrowings approximate fair value due to the short maturity of these items. The majority of the Company’s long-term obligations consist of variable rate debt, and their carrying value approximates fair value as the stated borrowing rates are comparable to rates currently offered to the Company for instruments with similar maturities. However, the Company has one fixed-rate, long-term mortgage for which the carrying value differs from the fair value and is not remeasured on a recurring basis (see Note 12). The

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company at times enters into fixed interest rate swap contracts to exchange the variable interest rates for fixed interest rates without the exchange of the underlying notional debt amounts. Such interest rate swap contracts are recorded at their fair values.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and highly liquid investments purchased with original maturities of three months or less.

Short-Term Investments

Short-term investments as of December 31, 2017 consisted of certificates of deposit with original expiration dates within 12 months.

Restricted Cash and Short-term Investments

Restricted cash and short-term investments are collateral required for the Company to effect a standby letter of credit and to qualify for workers’ compensation self-insurance and are available to meet the Company’s workers’ compensation obligations on a current basis, as needed. As of December 31, 2017, restricted cash and short-term investments included $1.9 million in cash and $2.3 million in certificates of deposit. As of December 31, 2016, restricted cash and short-term investments include $1.4 million in certificates of deposit. The certificates of deposit have original maturities greater than three months and are classified as current assets.

Allowance for Doubtful Accounts Receivable

The Company evaluates the collectability of accounts receivable based on a combination of factors. When the Company is aware of circumstances that may impair a customer’s ability to pay subsequent to the original sale, the Company records a specific allowance to reduce the amounts receivable to the amount that the Company reasonably believes to be collectable. For all other customers, the Company recognizes an allowance for doubtful accounts based on factors that include the length of time the receivables are past due, industry and geographic concentrations, the current business environment and historical collection experience. As of December 31, 2017 and 2016, the Company's allowance for doubtful accounts was $0.3 million and $0.3 million, respectively.

Inventories

Inventories consist of currently marketed products and products manufactured under contract. Inventories are stated using the first-in, first-out method, on a consistent basis. In 2016, the Company prospectively adopted ASU No. 2015-11, Simplifying the Measurement Inventory, and states inventory at the lower of cost and net realizable value. Provisions are made for slow‑moving, unsellable, or obsolete items. Net realizable value is determined using the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

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

Impairment of Long‑Lived Assets, including Identifiable Definite-Lived Intangible Assets

The Company reviews long-term and identifiable definite-lived intangible assets or asset groups for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset or an asset group, further impairment analysis is performed. An impairment loss is measured as the amount by which the carrying amount of the asset or asset groups exceeds the fair value (assets to be held and used) or fair value less cost to sell (assets to be disposed of). The Company also reviews the useful lives of its assets periodically to determine whether events and circumstances warrant a revision to the remaining useful life. Changes in the useful life are adjusted prospectively by revising the remaining period over which the asset is amortized.

Deferred Income Taxes

The Company utilizes the liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized. At December 31, 2017, the Company has not completed its accounting of certain areas for the tax effects of the enactment of the Tax Act.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Accrued customer fees and rebates	$15,981	$6,940
Accrued payroll and related benefits	15,680	13,847
Accrued product returns, current portion	4,133	1,800
Other accrued liabilities	5,132	5,027
Total accrued liabilities	40,926	27,614
Accounts payable	16,629	19,932
Total Accounts payable and accrued liabilities	$57,555	$47,546

Self-Insured Claims

The Company is primarily self-insured, up to certain limits, for workers’ compensation claims. The Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $350,000 annually or aggregate claims exceeding $2.6 million annually. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in accrued liabilities in the accompanying consolidated balance sheets. Total expense under the program was approximately $1.5 million, $1.6 million, and $1.2 million, for the years ended December 31, 2017, 2016 and 2015, respectively. The self-insured claims liability was $4.1 million and $3.5 million at December 31, 2017 and 2016, respectively. The determination of such claims and expenses and the appropriateness of the related liability is reviewed periodically and updated, as necessary. Changes in estimates are recorded in the period identified.

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

Acquisition-related costs that the Company incurs to effect a business combination are expensed in the periods in which the costs are incurred. When the operations of the acquired businesses were not material to the Company’s consolidated financial statements, no pro forma presentations were disclosed.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2014-09 Revenue from Contracts with Customers, which creates a single source of revenue guidance for companies in all industries. Subsequently, the FASB issued multiple updates. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

measurement and recognition of gains and losses on the sale of certain nonfinancial assets. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required regarding customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). Based on ASU No. 2015-14 Deferral of the Effective Date, issued in August 2015, this guidance will be effective for the Company beginning in the first quarter of 2018, including interim periods within the year. The Company will adopt the standard in 2018 using the modified retrospective transition method. The Company’s revenue are generated from the sale of pharmaceutical products to various customers, and the adoption of the new standard will not have a material impact on these transactions or on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02 Leases, that is aimed at making leasing activities more transparent and comparable, and which requires substantially all leases be recognized by lessees on their balance sheets as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This guidance will become effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements for the reporting periods in which the guidance is adopted. While the Company continues to evaluate the provisions of ASC 842 to determine how it will be affected, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases on its consolidated financial statements. Footnote 16 provides details on the Company’s current operating lease arrangements. The adoption of ASC 842 is not expected to have a material impact on the Company’s results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses, which is aimed at providing financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit. The standard update changes the impairment model for financial assets measured at amortized cost, requiring presentation at the net amount expected to be collected. The measurement of expected credit losses requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Available-for-sale debt securities with unrealized losses will be recorded through an allowance for credit losses. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted for interim or annual periods after December 31, 2019. The Company will be required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not believe that the adoption of this accounting guidance will have a material impact on its consolidated financial statements and related disclosures.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of adoption. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows: Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, the Company will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for the Company's interim and annual reporting periods during the year ending December 31, 2018. Early adoption is permitted, including adoption in an interim period. The amendments will be applied using a retrospective transition method to each period presented. The Company will be required to apply the guidance retrospectively when adopted. The Company will adopt this accounting guidance at the beginning of 2018.

In January 2017, the FASB issued ASU No. 2017-01 Clarifying the Definition of a Business, which provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. Under the updated guidance, a set is not a business if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar assets. If the threshold is not met, the update requires that, to be a business, the set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The definition of outputs was also aligned with Accounting Standard Codification, or ASC 606 by focusing on revenue-generating activities. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018, and prospectively applicable to any transactions occurring within the period of adoption. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

In February 2018, the FASB issued ASU No. 2018-02 Reclassification of Certain Tax Effects from Accumulated Other

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income, which allows entities to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019. Early adoption is permitted. The Company does not believe that the adoption of this accounting guidance will have a material impact on its consolidated financial statements and related disclosures.

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

Acquisition of fourteen injectable products from Hikma Pharmaceuticals PLC

In March 2016, the Company acquired 14 abbreviated new drug application, or ANDAs, representing 11 different injectable chemical entities from Hikma Pharmaceuticals PLC, or Hikma, for $4.0 million. This transaction was accounted for as a business combination in accordance with ASC 805. The ANDAs were estimated to have a fair value of $4.0 million, and were subject to a straight-line amortization over a useful life of approximately 15 years.

In February 2017, the Company sold these products to an unrelated party. (See note 9)

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

Note 4.  Revenue Recognition

Generally, revenue is recognized at the time of product delivery to the Company’s customers. In some cases, revenue is recognized at the time of shipment when stipulated by the terms of the sale agreements. Revenues derived from contract manufacturing services are recognized when third-party products are shipped to customers, after the customer has accepted test samples of the products to be shipped. On June 30, 2016, the Company and Actavis Inc., or Actavis, amended the distribution agreement, which terminated the agreement in December 2016. Profit-sharing revenue under this agreement was recognized at the time Actavis sold the products to its customers.

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

Provision for Chargebacks and Rebates

The provision for chargebacks and rebates is a significant estimate used in the recognition of revenue. Wholesaler chargebacks relate to sales terms under which the Company agrees to reimburse wholesalers for differences between the gross sales prices at which the Company sells its products to wholesalers and the actual prices of such products that wholesalers resell them under the Company’s various contractual arrangements with third parties such as hospitals and group purchasing organizations in the United States. Rebates include primarily amounts paid to retailers, payers, and providers in the United States, including those paid to state Medicaid programs, and are based on contractual arrangements or statutory requirements. The Company estimates chargebacks and rebates at the time of sale to wholesalers based on wholesaler inventory stocking levels, historic chargeback and rebate rates, and current contract pricing.

The provision for chargebacks and rebates is reflected in net revenues. The following table is an analysis of the chargeback and rebate provision:

	Year Ended December 31,
	2017	2016
	(in thousands)
Beginning balance	$39,709	$15,888
Provision for chargebacks and rebates	152,011	171,159
Credits and payments issued to third parties	(173,250)	(147,338)
Ending balance	$18,470	$39,709

Changes in the chargeback provision from period to period are primarily dependent on the Company’s sales to its wholesalers, the level of inventory held by wholesalers, and the wholesaler’s customer mix. Changes in the rebate provision from period to period are primarily dependent on retailer’s and other indirect customers’ purchases. The approach that the Company uses to estimate chargebacks has been consistently applied for all periods presented. Variations in estimates have been historically small. The Company continually monitors the provision for chargebacks and rebates and make adjustments when it believes that the actual chargebacks and rebates may differ from the estimates. The settlement of chargebacks and rebates generally occurs within 30 days to 60 days after the sale to wholesalers. Accounts receivable and/or accounts payable and accrued liabilities are reduced and/or increased by the chargebacks and rebate amounts depending on whether the Company has the right to offset with the customer. Of the provision for chargebacks and rebates as of December 31, 2017 and 2016, $6.8 million and 37.8 million were included in accounts receivable, net, on the consolidated balance sheets, respectively. The remaining provision of $11.7 million and $1.9 million were included in accounts payable and accrued liabilities, respectively.

Accrual for Product Returns

The Company offers most customers the right to return qualified excess or expired inventory for partial credit; however, API product sales are generally non-returnable. The Company’s product returns primarily consist of the returns of

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expired products from sales made in prior periods. Returned products cannot be resold. At the time product revenue is recognized, the Company records an accrual for estimated returns. The accrual is based, in part, upon the historical relationship of product returns to sales and customer contract terms. The Company also assesses other factors that could affect product returns including market conditions, product obsolescence, and the introduction of new competition. Although these factors do not normally give the Company’s customers the right to return products outside of the regular return policy, the Company realizes that such factors could ultimately lead to increased returns. The Company analyzes these situations on a case-by-case basis and makes adjustments to the product return reserve as appropriate. If the available information is not sufficient to estimate a reasonable product return accrual, revenues from the sales of the new product would not be recognized until the product is consumed by the end customer or rights of return granted under the return policy have expired. As of December 31, 2017 and 2016, cumulative sales of approximately $1.2 million and $0.5 million, respectively, for one of the Company’s products were not recognized in revenues, due to insufficient information available to estimate a reasonable product return accrual.

The provision for product returns is reflected in net revenues. The following table is an analysis of product return liability:

	Year Ended December 31,
	2017	2016
	(in thousands)
Beginning balance	$3,143	$2,621
Provision for product returns	5,754	1,753
Credits issued to third parties	(2,375)	(1,231)
Ending balance	$6,522	$3,143

Of the provision of product returns as of December 31, 2017 and 2016, $4.1 million and $1.8 million were included in accounts payable and accrued liabilities on the consolidated balance sheets, respectively. For the years ended December 31, 2017 and 2016,  the Company’s aggregate product return rate was 1.3% and 1.1% of qualified sales, respectively. The remaining provision of $2.4 million and $1.3 million were included in other long-term liabilities, respectively.

Note 5.  Income (Loss) per Share

Basic income (loss) per share is calculated based upon the weighted-average number of shares outstanding during the period. Diluted income per share gives effect to all potential dilutive shares outstanding during the period, such as stock options, nonvested restricted stock units, and shares issuable under the Company’s Employee Stock Purchase Plan, or ESPP.

For the year ended December 31, 2017, options to purchase 839,651 shares of stock with a weighted-average exercise price of $26.43 per share, were excluded in the computation of diluted net income per share because the effect from the assumed exercise of these options would be anti-dilutive.

For the year ended December 31, 2016, options to purchase 2,379,984 shares of stock with a weighted-average exercise price of $22.46 per share, were excluded in the computation of diluted net income per share because the effect from the assumed exercise of these options would be anti-dilutive.

As the Company reported a net loss for the year ended December 31, 2015, the diluted net loss per share, as reported, equals the basic net loss per share since the effect of the assumed exercise of stock options, vesting of nonvested RSUs, and issuance of common shares under the Company’s ESPP are anti-dilutive. Total stock options, nonvested RSUs, and shares issuable under the Company’s ESPP excluded from the year ended December 31, 2015 net loss per share were 12,240,467 stock options; 866,540 nonvested RSUs, and 61,766 shares issuable under the ESPP.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the calculation of basic and diluted net income (loss) per share for each of the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Basic and dilutive numerator:
Net income (loss)	$4,508	$10,532	$(2,787)
Denominator:
Weighted-average shares outstanding — basic	46,107	45,375	44,961

Net effect of dilutive securities:
Incremental shares from equity awards	2,260	2,129	—
Weighted-average shares outstanding — diluted	48,367	47,504	44,961
Net income (loss) per share — basic	$0.10	$0.23	$(0.06)
Net income (loss) per share — diluted	$0.09	$0.22	$(0.06)

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected financial information by reporting segment is presented below:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net revenues:
Finished pharmaceutical products	$230,139	$240,221	$224,941
API	10,036	14,944	26,578
Total net revenues	240,175	255,165	251,519

Gross profit:
Finished pharmaceutical products	96,803	106,100	74,146
API	(6,008)	(1,911)	3,201
Total gross profit	90,795	104,189	77,347

Operating expenses	91,690	88,497	84,245

Income (loss) from operations	(895)	15,692	(6,898)
Non-operating income (expenses)	2,518	(746)	(3,466)

Income (loss) before income taxes	$1,623	$14,946	$(10,364)

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Finished pharmaceutical products net revenues:
Naloxone	$42,342	$47,532	$38,602
Phytonadione	37,946	33,315	19,804
Lidocaine	37,602	36,600	30,260
Enoxaparin	36,593	59,320	84,502
Epinephrine	25,914	25,661	14,936
Other finished pharmaceutical products	49,742	37,793	36,837
Total finished pharmaceutical products net revenues	$230,139	$240,221	$224,941

Discontinuation of epinephrine injection, USP vial product

In February 2017, the U.S. Food and Drug Administration, or FDA, requested the Company to discontinue the manufacturing and distribution of its epinephrine injection, USP vial product, which had been marketed under the “grandfather” exception to the FDA’s “Prescription Drug Wrap-Up” program. The Company discontinued selling this product in the second quarter of 2017. For the years ended December 31, 2017, 2016, and 2015, the Company recognized $17.8 million, $18.6 million, and $7.8 million in net revenues for the sale of this product, respectively. A charge of $3.3 million was included in the cost of revenues in its consolidated statements of operations for the year ended December 31, 2016 to adjust the related inventory and firm purchase commitments to their net realizable value due to the anticipated discontinuation of the product.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net revenues and carrying values of long-lived assets of enterprises by geographic regions are as follows:

	Net Revenue			Long-Lived Assets
	Year Ended December 31,			December 31,
	2017	2016	2015	2017	2016
	(in thousands)
United States	$234,321	$249,007	$243,295	$110,235	$104,110
China	—	—	—	41,078	35,085
France	5,854	6,158	8,224	34,026	13,659
United Kingdom	—	—	—	—	90
Total	$240,175	$255,165	$251,519	$185,339	$152,944

Note 7.  Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. Actavis had exclusive marketing rights of the Company’s enoxaparin product to the U.S. retail pharmacy market until December 2016. The Company considers these four customers to be its major customers, as each individually and these customers collectively, represented a significant percentage of the Company’s net revenue for the years ended December 31, 2017, 2016, and 2015, and accounts receivable as of December 31, 2017 and 2016, respectively. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue

	December 31,	December 31,	Year Ended December 31,
	2017	2016	2017	2016	2015
Actavis(1)	—	1%	—	14%	21%
AmerisourceBergen	33%	30%	28%	21%	17%
Cardinal Health	12%	28%	23%	22%	17%
McKesson	22%	19%	27%	21%	22%

(1)	The agreement with Actavis was terminated in December 2016.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the Company’s cash equivalents, short-term investments, and restricted cash and short-term investments approximates their respective carrying amounts.

As of December 31, 2017, cash equivalents include money market accounts. Short-term investments consist of certificates of deposit with original expiration dates within 12 months. These certificates of deposit are carried at amortized cost in the Company’s consolidated balance sheet, which approximates their fair value determined based on Level 2 inputs. The restrictions on restricted cash and short-term investments have a negligible effect on the fair value of these financial assets.

The Company does not hold any Level 3 instruments that are measured for fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include long-lived assets, goodwill, and intangible assets for which the fair value of assets is determined as part of the related impairment test. As of December 31, 2017 and 2016, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

Note 9.  Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
Cortrosyn® product rights	12	$27,134	$26,243	$891
IMS (UK) international product rights(1)	10	9,440	1,337	8,103
Patents	12	486	170	316
Land-use rights	39	2,540	419	2,121
Other intangible assets	4	69	46	23
Subtotal	12	39,669	28,215	11,454
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	4,461	—	4,461
Subtotal	*	33,686	—	33,686
As of December 31, 2017	*	$73,355	$28,215	$45,140

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
Cortrosyn® product rights	12	$27,134	$24,461	$2,673
IMS (UK) international product rights(1)	10	8,632	359	8,273
Acquired ANDAs(2)	15	4,000	222	3,778
Patents	10	293	137	156
Land-use rights	39	2,540	354	2,186
Other intangible assets	1	574	534	40
Subtotal	12	43,173	26,067	17,106
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,976	—	3,976
Subtotal	*	33,201	—	33,201
As of December 31, 2016	*	$76,374	$26,067	$50,307

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

Sale of Fourteen Injectable ANDAs

In February 2017, the Company sold the 14 ANDAs it acquired in March 2016 from Hikma to an unrelated party. The consideration included a purchase price of $6.4 million of which the amount of $1.0 million was received upon closing, $1.0 million was received in the second quarter of 2017 and the remaining $4.4 million was received in January 2018. In addition to the purchase price, the purchaser agreed to pay the Company a royalty fee equal to 2% of net sales derived from purchaser’s sales of the products for the period from February 2017 through February 2027. The Company has not recognized any royalty fee revenue. The Company is also subject to a certain indemnification liability payable to the purchaser, which is limited up to $0.6 million. The Company recognized a gain of $2.6 million within operating (income) expenses on its consolidated statement of operations for the year ended December 31, 2017, and a receivable of $4.4 million in current other assets on its consolidated balance sheet as of December 31, 2017.

Goodwill

The changes in the carrying amounts of goodwill were as follows:

	December 31,
	2017	2016
	(in thousands)
Beginning balance	$3,976	$3,726
Goodwill related to acquisition of business	—	391
Currency translation and other adjustments	485	(141)
Ending balance	$4,461	$3,976

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene® Mist, an over-the-counter bronchodilator product, which are recorded at the allocated fair value of $29.2 million, which is its carrying value as of December 31, 2017.

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

In 2013, the Company filed a new drug application, or NDA, for Primatene® Mist and received a Prescription Drug User Fee Act date set for May 2014. In May 2014, the Company received a complete response letter, or CRL, from the FDA, which required additional non-clinical information, label revisions and follow-up studies (label comprehension, behavioral/human factors and actual use) to assess consumers’ ability to use the device correctly to support approval of the product in the over-the-counter setting. The Company submitted a responsive NDA amendment in June 2016 and received a second CRL from the FDA in December 2016, which requires additional packaging and label revisions and follow-up studies to assess consumers’ ability to use the product correctly to support approval in the over-the-counter setting. After several meetings with the FDA in 2017, the Company further revised its packaging and label and plans to perform another human factors study based on such revisions. In November 2017, the Company submitted its proposed protocol to the FDA. In March 2018, the Company received as Advice Letter from the FDA regarding our Proposed protocol. Based on that feedback the Company plans to conduct an additional human factors study. Once the Company receives acceptable results from the study, the Company will resubmit the NDA. The Company intends to continue to work with the FDA to address their concerns in the CRL and bring Primatene® Mist back to the over-the-counter market. However, there can be no guarantee that any future amendment to the Company’s NDA will result in timely approval of Primatene® Mist or approval at all.

Based on the Company’s filed version of Primatene® Mist, the long history of the Primatene® trademark (marketed since 1963), and the Company’s perpetual rights to the trademark, the nature of the CRL received in December 2016, the plan that the HFA version will be marketed under the same trademark if approved by the FDA, and other factors previously considered, the trademark continues to have an indefinite useful life, and an impairment charge is not required based on the Company’s qualitative assessment as of December 31, 2017.

Amortization

Included in cost of revenues for the years ended December 31, 2017, 2016 and 2015 is product rights amortization expense of $2.7 million, $2.4 million, and $1.8 million, respectively, primarily related to Cortrosyn®.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, the expected amortization expense for all amortizable intangible assets during the next five fiscal years ended December 31 and thereafter is as follows:

(in thousands)
2018	$1,772
2019	870
2020	864
2021	864
2022	844
Thereafter	6,240
Total amortizable intangible assets	11,454
Indefinite-lived intangibles	33,686
Total intangibles (net of accumulated amortization)	$45,140

Note 10.  Inventories

Inventories consist of the following:

	December 31,
	2017	2016
	(in thousands)
Raw materials and supplies	$19,973	$36,209
Work in process	22,469	22,266
Finished goods	21,167	21,279
Total inventories	$63,609	$79,754

Charges of $8.5 million and $7.3 million  were included in the cost of revenues in the Company’s consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively, to adjust the Company’s inventory to their net realizable value. For the year ended December 31, 2017, the charge included $5.5 million related to enoxaparin inventory due to a decrease in the forecasted average selling price. For the year ended December 31, 2016, the charge included $3.1 million related to enoxaparin inventory due to a decrease in the forecasted average selling price and $3.3 million related to Epinephrine Injection, USP vial inventory items due to the anticipated discontinuation of the product.

Note 11.  Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	December 31,
	2017	2016
	(in thousands)
Buildings	$89,124	$85,283
Leasehold improvements	29,847	24,619
Land	7,110	6,857
Machinery and equipment	118,056	111,041
Furniture, fixtures, and automobiles	16,385	15,113
Construction in progress	58,145	32,044
Total property, plant, and equipment	318,667	274,957
Less accumulated depreciation	(133,328)	(122,013)
Total property, plant, and equipment, net	$185,339	$152,944

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred depreciation expense of $12.6 million, $12.0 million, and $11.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Interest expense capitalized was approximately $1.1 million, $0.8 million, and $1.1 million, for the years ended December 31, 2017, 2016, and 2015, respectively.

As of December 31, 2017 and 2016, the purchase of property, plant, and equipment of $6.7 million and $2.9 million, respectively, were included in accounts payable and accrued liabilities.

As of December 31, 2017 and 2016, the Company had $2.3 million and $2.6 million, respectively, in capitalized manufacturing equipment that is intended to be used specifically for the manufacture of Primatene® Mist. The Company will continue to monitor developments with the FDA as it relates to its Primatene® indefinite lived intangible assets in determining if there is an impairment of these related fixed assets (see Note 9).

Note 12.  Debt

Debt consists of the following:

	December 31,
	2017	2016
	(in thousands)
Loans with East West Bank

Equipment loan paid off April 2017	$—	$433
Line of credit facility due December 2018	—	—
Equipment loan due January 2019	1,668	3,208
Mortgage payable due February 2021	3,577	3,660
Equipment loan due June 2021	4,286	2,882
Equipment line of credit due December 2022	—	—
Mortgage payable due October 2026	3,524	3,582
Mortgage payable due June 2027	8,936	—

Loans with Cathay Bank

Line of credit facility due May 2018	—	—
Acquisition loan due April 2019	15,073	17,079
Mortgage payable due August 2027	7,795	4,367

Loans with Seine-Normandie Water Agency

French government loan 1 due March 2018	17	30
French government loan 2 due June 2020	85	99
French government loan 3 due July 2021	239	262

Payment Obligation to Merck	599	506

Equipment under Capital Leases	1,357	1,614
Total debt and capital leases	47,156	37,722
Less current portion of long-term debt and capital leases	6,312	5,366
Long-term debt and capital leases, net of current portion	$40,844	$32,356

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans with East West Bank

Equipment Loan—Paid off April 2017

In March 2012, the Company entered into an $8.0 million line of credit facility. In March 2013, the Company converted the outstanding principal balance of $4.9 million into an equipment loan. Borrowings under the facility were secured by equipment. Borrowings under the facility bore a variable interest rate at the prime rate as published by The Wall Street Journal plus 0.25%, with a minimum interest rate of 3.50%. In April 2017, the Company repaid all outstanding amounts due under this loan.

Line of Credit Facility—Due December 2018

In March 2012, the Company entered into a $10.0 million line of credit facility, which bears a variable interest rate at the prime rate as published by The Wall Street Journal. Borrowings under the facility are secured by inventory and accounts receivable. This facility matured in March 2016.

In March 2016, the facility was amended to increase the line of credit to $15.0 million and to extend the maturity date to September 2017. In May 2017, the Company amended the facility to extend the maturity date to December 2018. As of December 31, 2017, the Company did not have any amounts outstanding under this facility.

Equipment Loan—Due January 2019

In July 2013, the Company entered into an $8.0 million line of credit facility. In January 2015, the Company drew down $6.2 million from the line of credit facility. Subsequently, the facility was converted into a term equipment loan with an outstanding principal balance of $6.2 million and a maturity date of January 2019. Borrowings under the facility are secured by equipment. As of December 31, 2017, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company has entered into a fixed interest rate swap contract on this facility to exchange the variable interest rate for a fixed interest rate of 4.48% over the life of the facility without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting, and is recorded at fair value for an immaterial amount based on Level 2 inputs.

Mortgage Payable—Due February 2021

The Company refinanced the mortgage term loan in January 2016, which had an outstanding principal balance of $3.7 million at December 31, 2015, and a maturity date of February 2021. The refinanced loan is payable in monthly installments with a final balloon payment of $3.3 million. The refinanced loan is secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex. The refinanced loan has a variable interest rate at the prime rate as published by The Wall Street Journal.  As of December 31, 2017, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company has entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest rate of 4.39% over the life of the loan without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting, and is recorded at fair value for an immaterial amount based on Level 2 inputs.

Equipment Loan–Due June 2021

In March 2016, the Company entered into a $5.0 million equipment credit facility. In May 2017, the Company converted the outstanding balance of $5.0 million into a term equipment loan which matures in June 2021. Borrowings under the loan are secured by equipment. The loan bears a variable interest rate at the prime rate as published by The Wall Street Journal. As of December 31, 2017, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company has entered into a fixed interest rate swap contract on this facility to exchange the variable interest rate for a fixed interest rate of 4.86% over the life of the facility

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting and is recorded at fair value for an immaterial amount based on Level 2 inputs.

Equipment Credit Line—Due December 2022

In June 2017, the Company entered into an $8.0 million equipment credit line with an 18-month draw down period. Interest payments are due monthly through December 2018 at the prime rate as published by The Wall Street Journal. After the draw down period, the outstanding principal balance converts into a 48-month term loan which bears a variable interest rate at the prime rate as published by The Wall Street Journal. The loan matures in December 2022, and the principal and interest payments are due monthly. Borrowings under the facility are secured by equipment. As of December 31, 2017, the Company did not have any amounts outstanding under this facility.

Mortgage Payable—Due October 2026

In September 2006, the Company entered into a mortgage term loan in the principal amount of $2.8 million, which matured in September 2016. The Company refinanced the mortgage term loan in September 2016, which increased the principal amount to $3.6 million and extended the maturity date to October 2026. The refinanced loan is payable in monthly installments with a final balloon payment of $2.9 million. The refinanced loan was secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex. The refinanced loan bears a variable interest rate at the one-month LIBOR rate plus 2.75%. As of December 31, 2017, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. Subsequently, the Company entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest rate of 4.15% until October 2021 without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting, and is recorded at fair value for an immaterial amount based on Level 2 inputs.

Mortgage Payable—Due June 2027

In May 2017, the Company entered into a mortgage term loan in the principal amount of $9.0 million, which matures in June 2027. The loan is payable in monthly installments with a final balloon payment of $7.4 million plus interest. The loan is secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex and two buildings at the Company’s Chino, California, facility. The loan bears a variable interest rate at the one-month LIBOR rate plus 2.5%. As of December 31, 2017, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest rate of 4.79% until June 2024 without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting, and is recorded at fair value of approximately $0.1 million based on Level 2 inputs.

Loans with Cathay Bank

Line of Credit Facility—Due May 2018

In April 2012, the Company entered into a $20.0 million revolving line of credit facility. Borrowings under the facility are secured by inventory, accounts receivable, and intangibles held by the Company. The facility bears a variable interest rate at the prime rate as published by The Wall Street Journal with a minimum interest rate of 4.00%. In June 2016, the Company amended the facility to extend the maturity date from May 2016 to May 2018. As of December 31, 2017, the Company did not have any amounts outstanding under this facility.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition Loan with Cathay Bank—Due April 2019

On April 22, 2014, in conjunction with the Merck API Transaction, the Company entered into a secured term loan with Cathay Bank as lender. The principal amount of the loan is $21.9 million and bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%. Beginning on June 1, 2014, and through the maturity date April 22, 2019, the Company must make monthly payments of principal and interest based on the then outstanding amount of the loan amortized over a 120-month period. On April 22, 2019, all amounts outstanding under the loan become due and payable, which would be approximately $12.0 million based upon an interest rate of 4.00%. The loan is secured by 65% of the issued and outstanding shares of stock in AFP and certain assets of the Company, including accounts receivable, inventory, certain investment property, goods, deposit accounts, and general intangibles but not including the Company’s equipment and real property. As of December 31, 2017, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input.

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

Mortgage Payable—Due August 2027

In April 2014, the Company refinanced the mortgage term loan, which had a principal balance outstanding of $4.6 million. The loan was payable in monthly installments with a final balloon payment of $3.9 million. The loan was secured by the building at the Company’s Canton, Massachusetts location and bore interest at a fixed rate of 5.42% and was to have matured in April 2021.

In August 2017, the Company refinanced the mortgage term loan, with a principal balance outstanding of $7.9 million. The loan is payable in monthly installments and is secured by the building at the Company’s Canton, Massachusetts location. The loan bears interest at a fixed rate of 4.70% for the first five years of the loan; thereafter, the loan bears a variable interest rate at the prime rate as published by The Wall Street Journal and matures in June 2027. As of December 31, 2017, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input.

Loans with Seine-Normandie Water Agency

In January 2015, the Company entered into three French government loans with the Seine-Normandie water agency in the aggregate amount of €0.6 million, or $0.7 million, subject to currency exchange fluctuations. The life of the loans range between three to six years, and includes annual equal payments and bears no interest over the life of the loans.

As of December 31, 2017, the payment obligation had an aggregate book value of €0.3 million, or $0.3 million, subject to currency exchange rate fluctuations, which approximates fair value. The fair value of the payment obligation was determined by using the interest rate associated with the Company’s acquisition loan with Cathay Bank that bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%. Such interest rate is deemed to be a Level 2 input for measuring fair value.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payment Obligation to Merck

Merck—Due December 2018

On April 30, 2014, in conjunction with the Merck API Transaction, the Company entered into a commitment obligation with Merck, in the principal amount of €11.6 million, or $16.0 million, subject to currency exchange rate fluctuations. The terms of the purchase price include annual payments over four years and bear a fixed interest rate of 3.00%.

As of December 31, 2017, the payment obligation had a balance of €0.5 million, or $0.6 million, which approximates fair value. The fair value of the payment obligation was determined by using the interest rate associated with the Company’s acquisition loan with Cathay Bank that bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%. Such interest rate is deemed to be a Level 2 input for measuring fair value.

Covenants

At December 31, 2017 and 2016, the Company was in compliance with its debt covenants, which include a minimum current ratio, minimum debt service coverage, minimum tangible net worth, maximum debt-to-effective-tangible-net-worth ratio, and minimum deposit requirement computed on a consolidated basis. The fixed charge coverage ratio and debt service coverage ratio requirements for loans with Cathay Bank were not effective as of December 31, 2017. Such requirements will become effective as of December 31, 2018.

Equipment under Capital Leases

The Company entered into leases for certain equipment under capital leasing arrangements, which will expire at various times through 2022. The cost of equipment under capital leases was $1.6 million and $2.0 million at December 31, 2017 and 2016, respectively.

Long-Term Debt Maturities

As of December 31, 2017, the principal amounts of long-term debt maturities during each of the next five fiscal years ending December 31 are as follows:

		Capital
	Debt	Leases	Total
	(in thousands)
2018	$5,985	$327
2019	14,915	341
2020	1,806	339
2021	4,400	269
2022	450	156
Thereafter	18,168	—
	$45,724	$1,432	$47,156

Note 13.  Income Taxes

The Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017. The Tax Act, among other things, reduces the U.S. federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018, and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. At December 31, 2017, the Company has not completed its accounting for the tax effects of the enactment of the Tax Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. The Company

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The provisional amount recorded related to the remeasurement was not material. The Company has analyzed the earnings and profits, or E&P, of its foreign subsidiaries since the Company’s inception and concluded that no provisional amount is required for the one-time transition tax liability. The Company’s provisional calculations of the one-time transition tax and deferred tax remeasurement are subject to developing interpretations of the legislation, changes to certain estimates and amounts related to the E&P of certain subsidiaries, and the filing of its tax returns. The final analysis will be completed over a one-year measurement period ending December 22, 2018, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

The Company’s income (loss) before income taxes generated from its United States and foreign operations were:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Income (loss) before income taxes:
United States	$7,266	$20,888	$(4,344)
Foreign	(5,643)	(5,942)	(6,020)
Total income (loss) before taxes	$1,623	$14,946	$(10,364)

The Company’s provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current provision (benefit):
Federal	$(6,380)	$7,279	$82
State	133	344	73
Foreign	643	787	(112)
Total current provision (benefit)	(5,604)	8,410	43
Deferred provision (benefit):
Federal	5,824	(2,491)	(5,222)
State	(2,140)	(1,066)	(1,250)
Foreign	(965)	(439)	(1,148)
Total deferred provision (benefit)	2,719	(3,996)	(7,620)
Total provision (benefit) for income taxes	$(2,885)	$4,414	$(7,577)

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory federal income tax (benefit)	35.0%	35.0%	(35.0)%
State tax expense, net of federal tax benefit	(80.5)	(3.1)	(7.4)
Foreign tax rate differences	3.0	1.8	(1.1)
Foreign valuation allowance	99.4	14.4	(23.3)
Qualified production activities deduction	69.0	(8.7)	—
Research and development credits	(192.6)	(11.7)	(15.4)
Share-based compensation	(128.0)	3.0	7.7
Executive compensation	13.2	—	—
Deferred tax remeasurement	(1.1)	—	—
Employee-related expenses	4.8	0.4	0.7
Other	(0.1)	(1.6)	0.7
Effective tax rate (benefit)	(177.9)%	29.5%	(73.1)%

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax credit carryforwards, and the tax effects of net operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$7,356	$4,698
State income taxes	221	393
Inventory capitalization and reserve	5,333	7,368
Accrued payroll and benefits	1,233	1,813
Share-based compensation	6,504	10,545
Research and development credits	21,550	9,668
Alternative minimum tax	656	895
Accrued professional fees	344	1,333
Product return allowance	1,879	1,758
Accrued chargebacks	1,856	15,158
Bad debt reserve	60	95
Intangibles	2,022	3,370
Accrued for workers’ compensation insurance	1,063	1,409
Others	52	—
Total deferred tax assets	50,129	58,503
Deferred tax liabilities:
Depreciation/amortization	8,821	13,763
Intangibles	6,992	8,208
Federal impact of state deferred taxes	3,025	3,784
Other	—	158
Total deferred tax liabilities	18,838	25,913
Valuation allowance	(4,907)	(3,044)
Net deferred tax assets	$26,384	$29,546

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2017, the Company adopted ASU No. 2016-09, under which, differences between the tax deduction for share-based awards and the related compensation expenses recognized under ASC 718 are prospectively accounted for as a component of the provision for income taxes. In addition, ASU No. 2016-09 eliminated the requirement that excess tax benefits from share-based compensation reduce taxes payable prior to being recognized in the financial statements. As a result of the adoption of ASU No. 2016-09, the cumulative excess benefits of stock compensation of $0.9 million that was not previously recognized was established on the balance sheet resulting in an increase in deferred tax assets and retained earnings.

Net Operating Loss Carryforwards and Tax Credits

At December 31, 2017, the Company had no material U.S. federal net operating loss, or NOL, carryforwards and California and other state NOL carryforwards of approximately $17.2 million and $0.8 million, respectively, which begin to expire in 2030 and 2034, respectively. The Company had foreign NOL carryforwards of approximately $20.6 million which can be used annually with certain limitations and have an indefinite carryforward period.

At December 31, 2017, the Company had federal and California research and development tax credit carryforwards of approximately $10.6 million and $16.2 million, respectively. The federal research and development tax credit begins to expire in 2032. The California research and development tax credit has an indefinite carryforward period. The Company also had a U.S. federal alternative minimum tax, or AMT, credit carryforward of $0.5 million which can be used to offset future regular tax to the extent of the current AMT; the credit has an indefinite carryforward period.

The utilization of NOL and credit carryforwards and other tax attributes could be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 (the “Code”), whereby they could be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period as defined in the Code.

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

As of December 31, 2015, the Company assessed the realizability of the deferred tax assets of AFP and determined that it was not more likely than not that the net deferred tax assets of AFP would be realized. Therefore, the Company established a full valuation allowance of $0.9 million as of December 31, 2015. The Company has discontinued recognizing AFP income tax benefits until it is determined that it is more likely than not that AFP will generate sufficient taxable income to realize its deferred income tax assets. As of December 31, 2017 and 2016, the Company had a full valuation allowance against the net deferred tax assets of AFP, which totaled $4.9 million and $3.0 million, respectively.

Undistributed Losses from Foreign Operations

As of December 31, 2017 and 2016, deferred income taxes have not been provided on the accumulated undistributed losses of the Company’s foreign subsidiaries of approximately $15.9 million and $14.9 million, respectively. It is the Company’s plan not to repatriate future foreign earnings to the U.S.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertain Income Tax Positions

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	December 31,
	2017	2016	2015
	(in thousands)
Balance at the beginning of the year	$6,686	$5,595	$4,783
Additions based on tax positions related to prior years	—	188	—
Additions based on tax positions related to the current year	1,300	903	812
Deductions based on statute of limitations	(548)	—	—
Balance at the end of the year	$7,438	$6,686	$5,595

Included in the balance of unrecognized tax benefits as of December 31, 2017, was $6.4 million that represents the portion that would impact the effective income tax rate if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefit as of December 31, 2017, will decline by $1.9 million in the next 12 months as a result of the expected resolution of a current U.S. state audit.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax provision. For the years ended December 31, 2017 and 2016, the Company recognized accrued interest of approximately $0.1 million and $0.3 million, respectively, related to its uncertain tax positions.

The Company and/or one or more of its subsidiaries filed income tax returns in the U.S. federal jurisdiction and various U.S. states and foreign jurisdictions. As of December 31, 2017, the Company is not subject to U.S. federal, state, and foreign income tax examinations for years before 2007. In June 2017, the Internal Revenue Service, or IRS, commenced an audit of the Company’s 2015 income tax return. Subsequent to December 31, 2017, the IRS completed the examination resulting in no changes to reported tax. In August 2011, the California Franchise Tax Board commenced an audit of the Company’s 2007,  2008, and 2009 tax returns; this audit is currently ongoing. The Company is subject to income tax audit by tax authorities for tax years 2014,  2015,  and 2016 for federal and 2007 to 2016 for states.

Note 14.  Stockholders' Equity

Common and Preferred Stock

The Company’s Certificate of Incorporation, as amended and restated in June 2014 in connection with the closing of its initial public offering, authorizes the Company to issue 300,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of preferred stock, $0.0001 par value per share. As of December 31, 2017 and 2016, there were no shares of preferred stock issued or outstanding.

Equity Plans

As of December 31, 2017, the Company has two equity plans: the 2015 Equity Incentive Award Plan, or 2015 Plan, and the 2014 Employee Stock Purchase Plan or ESPP. Prior to the adoption of these plans, the Company granted options pursuant to the Amended and Restated 2005 Equity Incentive Award Plan and the 2002 Amended and Restated Stock Option/Stock Issuance Plan. Upon termination of the predecessor plans, the shares available for grant at the time of termination, and shares subsequently returned to the plans upon forfeiture or option termination, were transferred to the successor plan in effect at the time of share return. The Company issues new shares of common stock upon exercise of stock options, vesting of restricted stock units, or RSU, and settlement of ESPP, with the exception of the awards granted to employees at AFP, which are settled through re-issuance of the Company’s treasury shares.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company initially reserved 5,000,000 shares of common stock for issuance under the 2015 Plan. This number will be increased by the number of shares available for issuance under the Company’s prior equity incentive plans or arrangements that are not subject to options or other awards, plus the number of shares of common stock related to options or other awards granted under the Company’s prior equity incentive plans or arrangements that are repurchased, forfeited, expired, or cancelled on or after the effective date of the 2015 Plan. The 2015 Plan also contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on January 1 of each year during the 10 year term of the 2015 Plan, beginning January 1, 2016. The annual increase in the number of shares shall be the lesser of (i) 3,000,000 shares, (ii) two and one-half percent ( 2.5% ) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares as determined by the Board of Directors. As of the effective date, there were 5,300,296 shares available for grant under the 2015 Plan.

As of December 31, 2017, the Company reserved an aggregate of 4,626,894 shares of common stock for future issuance under the 2015 Plan. In January 2018, an additional 1,165,590 shares were reserved under the 2015 Plan pursuant to the evergreen provision.

Amended and Restated 2005 Equity Incentive Award Plan

The Amended and Restated 2005 Equity Incentive Award Plan, or 2005 Plan, provided for the grant of incentive stock options, or ISOs, nonqualified stock options, or NQSOs, restricted stock awards, restricted stock unit awards, stock appreciation rights, or SARs, dividend equivalents and stock payments to the Company’s employees, members of the Board of Directors and consultants. Stock options under the 2005 Plan were granted with a term of up to ten years and at prices no less than the fair market value of the Company’s common stock on the date of grant. To date, stock options granted to existing employees generally vest over three to five years and stock options granted to new employees vest over four years.

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

As of December 31, 2017, the Company has issued 374,227 shares of common stock under the ESPP and 1,625,773 shares of its common stock remained available for issuance under the ESPP.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2017, 2016, and 2015, the Company recorded ESPP expense of $0.6 million, $0.5 million, and $0.4 million, respectively.

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

Purchases are made through open market and private block transactions pursuant to Rule 10b5-1 plans, privately negotiated transactions or other means as determined by the Company’s management and in accordance with the requirements of the SEC. The timing and actual number of treasury share purchases will depend on a variety of factors including price, corporate and regulatory requirements, and other conditions. These treasury share purchases are accounted for under the cost method and are included as a component of treasury stock in the Company’s consolidated balance sheets.

Pursuant to the Company’s share buyback program, the Company purchased 1,905,653 shares, 759,067 shares, and 735,679, shares of its common stock during the years ended December 31, 2017, 2016 and 2015, totaling $30.7 million, $9.9 million, and $9.9 million, respectively.

Share-Based Award Activity and Balances

The Company accounts for share‑based compensation payments in accordance with ASC 718, which requires measurement and recognition of compensation expense at fair value for all share‑based payment awards made to employees and directors. Under these standards, the fair value of option awards and the option components of the ESPP awards are estimated at the grant date using the Black-Scholes option-pricing model. The fair value of RSUs is estimated at the grant date using the Company’s common share price. Non‑vested stock options held by non-employees are revalued at each balance sheet date. The portion that is ultimately expected to vest is amortized and recognized in compensation expense on a straight-line basis over the requisite service period, generally from the grant date to the vesting date.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•

Expected Volatility.  The Company has limited data regarding company‑specific historical or implied volatility of its share price. Consequently, the Company estimates its volatility based on the weighted average historical volatility of our stock price since IPO and the stock price from a set of peer companies, since our shares do not have sufficient trading history. Management considers factors such as stage of life cycle, competitors, size, market capitalization and financial leverage in the selection of similar entities.

•

Expected Term.  The expected term represents the period of time in which the options granted are expected to be outstanding. The Company estimates the expected term of options with consideration of vesting date, contractual term, and historical experience for exercise and post-vesting employment or contractual termination behavior after its common stock has been publicly traded. The expected term of “plain vanilla” options is estimated based on the midpoint between the vesting date and the end of the contractual term under the simplified method permitted by the SEC implementation guidance. The weighted‑average expected term of the Company’s options is approximately five years.

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

The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual experience differs from those estimates. For the years ended December 31, 2017, 2016 and 2015, the Company estimated an average overall forfeiture rate of 7%,  7%, and 8%, respectively, based on historical experience. Forfeiture rates are separately estimated for its (1) directors and officers, (2) management personnel and (3) other employees. Share‑based compensation is recorded net of expected forfeitures. The Company periodically assesses the forfeiture rate and the amount of expense recognized based on estimated historical forfeitures as compared to actual forfeitures. Changes in estimates are recorded in the period they are identified.

Tax benefits resulting from tax deductions in excess of the share‑based compensation cost recognized (excess tax benefits) are recorded in the statements of cash flows as financing activities.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-averages for key assumptions used in determining the fair value of options granted during the years ended December 31, 2017, 2016, and 2015 are as follows:

	Year Ended December 31,
	2017	2016	2015
Average volatility	37.0%	30.4%	27.1%
Risk-free interest rate	2.1%	1.5%	1.3%
Weighted-average expected life in years	5.5	5.5	4.5
Dividend yield rate	—%	—%	—%

Stock Options

A summary of option activity under all plans for the year ended December 31, 2017, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2016	12,530,297	$14.57
Options granted	1,815,813	14.23
Options exercised	(2,958,473)	11.80
Options cancelled	(46,858)	13.67
Options expired	(442,078)	29.96
Outstanding as of December 31, 2017	10,898,701	$14.65	4.95	$56,370
Exercisable as of December 31, 2017	6,588,460	$15.32	3.53	$32,185

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s common stock for those awards that have an exercise price below the estimated fair value at December 31, 2017.

During the years ended December 31, 2017, 2016, and 2015, the Company recorded expense of $7.7 million, $8.0 million, and $7.9 million, respectively, related to stock options granted to employees under all plans, and expenses of $0.6 million, $0.7 million, and $0.5 million, respectively, related to stock options granted to the Board of Directors under all plans.

Information relating to option grants and exercises is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Weighted-average grant date fair value per option share	$4.98	$3.42	$3.45
Intrinsic value of options exercised	17,247	7,446	3,247
Cash received from options exercised	19,098	20,338	13,502
Total fair value of the options vested during the year	7,263	8,654	6,634

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s nonvested options as of December 31, 2017, and changes during the year ended December 31, 2017, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2016	4,592,187	$3.61
Options granted	1,815,813	4.98
Options vested	(2,050,901)	3.54
Options forfeited	(46,858)	4.76
Non-vested as of December 31, 2017	4,310,241	4.21

As of December 31, 2017, there was $11.1 million of total unrecognized compensation cost, net of forfeitures, related to nonvested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.1 years and will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period, using the straight-line method. During the years ended December 31, 2017, 2016, and 2015, the Company recorded expenses of $7.1 million, $5.2 million, and $3.4 million, respectively, related to RSU awards granted to employees under all plans, and expenses of $0.6 million, $0.7 million, and $0.5 million, respectively, related to RSU awards granted to the Board of Directors.

As of December 31, 2017, there was $12.3 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.3 years and will be adjusted for future changes in estimated forfeitures.

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
		Value of RSUs
		Issued
	Total RSUs	as
	Issued	Compensation(1)
		(in thousands)
RSUs outstanding at December 31, 2016	1,215,786
RSUs granted	679,024	$9,346
RSUs forfeited	(16,231)
RSUs vested(2)	(485,798)
RSUs outstanding at December 31, 2017	1,392,781

(1)	The total FMV is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 184,699 shares of common stock were surrendered to fulfil tax withholding obligations

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Awards to Consultants and Advisory Board Members

The Company pays certain consultants and advisory board members in the form of share-based awards. Such share- based compensation expense is recorded over the service period based on the estimated fair market value of the equity award at the date services are performed or upon completion of services. During the years ended December 31, 2017, 2016, and 2014 the Company recorded $0.5 million, $0.1 million, and $0.2 million, respectively, in share-based compensation related to the issuance of equity awards for services rendered by consultants.

The Company recorded share-based compensation expense under all plans and is included in the Company’s consolidated statement of operations as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cost of revenues	$3,756	$2,967	$2,526
Operating expenses:
Selling, distribution, and marketing	302	220	192
General and administrative	11,643	10,865	9,185
Research and development	1,386	1,072	912
Total share-based compensation	$17,087	$15,124	$12,815

Note 15.  Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Employer contributions vest over four years. Total employer contributions for the years ended December 31, 2017, 2016, and 2015 were approximately $1.1 million, $1.0 million, and $0.7 million, respectively.

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

The liability under the plan is based on a discount rate of 1.60% and 1.75% as of December 31, 2017 and 2016, respectively. The liability is included in accrued liabilities in the accompanying consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.1 million and $1.7 million at December 31, 2017 and 2016, respectively. Expense under the plan was $0.2 million, $0.2 million, and $0.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. Gain or loss due to change in actuarial valuation of the Company’s defined benefit pension plan is recorded in other comprehensive income (loss).

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchase annual minimum quantities of RHI API in an aggregate amount of approximately €120.1 million, or approximately $146.0 million, over five years from calendar years 2015 through 2019. Specifically, the minimum annual purchase commitment was approximately €27.1 million in 2015, and approximately €23.3 million each year from 2016 through 2019.

In January 2015, the Company entered into a supply option agreement with MannKind, or the Option Agreement, pursuant to which MannKind has the option to purchase RHI API, in excess of the minimum amounts specified in the Supply Agreement in calendar years 2016 through 2019. In the event MannKind elects not to exercise its minimum annual purchase option for any year under the Option Agreement, MannKind is obligated to pay the Company a specified capacity cancellation fee.

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

In November 2016, the Company amended the Supply Agreement with MannKind, whereby MannKind’s aggregate total commitment of RHI API under the Supply Agreement has not been reduced; however, the annual minimum purchase commitments of RHI API under the Supply Agreement have been modified and extended through 2023, which timeframe had previously lapsed after calendar year 2019. Specifically, the minimum annual purchase commitment in calendar year 2016 has been cancelled, and the minimum annual purchase commitments in calendar years 2017 through 2023 have been modified to be €2.7 million of insulin in the fourth quarter of 2017, €8.9 million in 2018, €11.6 million in 2019, €15.5 million in 2020 and in 2021, and €19.4 million in 2022 and in 2023. MannKind may request to purchase additional quantities of RHI API in excess of its annual minimum purchase commitments. The Supply Agreement Amendment also (i) shortened the required expiry dates for RHI API delivered to MannKind pursuant to the Supply Agreement, (ii) modified the timing of MannKind’s payment for the minimum annual purchase commitment in calendar year 2017, and (iii) added a pre-payment requirement for purchases of RHI API by MannKind in calendar years 2017 and 2018. The amendment can be renewed for additional, successive two-year terms upon 12 months’ written notice, given prior to the end of the initial term or any additional two-year term. For the year ended December 31, 2017, sales of RHI API to MannKind totaled $3.2 million, which fulfilled the 2017 commitment of RHI API under the amended Supply Agreement.

Concurrent with the amendment of the Supply Agreement, the Company amended the Option Agreement with MannKind, whereby the amendment to the Option Agreement extends the timing for payment of the capacity cancellation fee for 2017 and decreases the amounts payable as capacity cancellation fees for 2018 and 2019 in the event MannKind fails to exercise its minimum annual purchase option for any given year. The Company recognized the cancellation fee for 2017 of $1.5 million in net revenues in its consolidated statement of operations for the year ended December 31, 2016. In August 2017, MannKind notified the Company that it would not exercise its minimum annual purchase option of RHI API for 2018. The Company recognized the cancellation fee for 2018 of $0.9 million in net revenues in its consolidated statements of operations for the year ended December 31, 2017.

In addition to, and in consideration for the updated timeframe and other changes contained in the amendment to the Supply Agreement and the amendment to the Option Agreement, the Supply Agreement Amendment provided the Company right of first refusal to participate in the development and commercialization of Afrezza® in China through a collaborative arrangement.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Collaboration Agreements with Medical Device Manufacturers

In August 2014, the Company entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by the Company for one of its pipeline products. As of December 31, 2017, the Company has paid an upfront payment of $0.5 million and has paid $1.5 million in milestone payments under this agreement, which were classified as research and development expense, as the milestones were met. The Company is obligated to pay up to an additional $0.5 million if certain research and development milestones are met. As of December 31, 2017, no such obligation existed. Pursuant to the collaboration agreement, if the medical device manufacturer is successful in the development of this drug delivery system and the Company’s pipeline products receive appropriate regulatory approval, the Company intends to enter into a commercial supply agreement with such medical device manufacturer for a minimum purchase of 1.0 million units during the first 12 months.

In October 2017, the Company entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by the Company for one of its pipeline products for a total of $1.6 million. As of December 31, 2017, the Company is obligated to pay $0.4 million, and up to an additional $1.2 million, if certain research and development milestones are met. As of December 31, 2017, no such obligation existed for the milestones. In addition, pursuant to the collaboration agreement, if the medical device manufacturer is successful in the development of this drug delivery system and the Company’s pipeline products receive appropriate regulatory approval, the Company intends to enter into a commercial supply agreement with such medical device manufacturer under which the Company is obligated to pay an additional $1.0 million, if certain commercial development milestones are met and to purchase a minimum of 100,000 units per year for three years.

Operating Lease Agreements

The Company leases real and personal property, in the normal course of business, under various non-cancelable operating leases. The Company, at its option, can renew a substantial portion of its leases, at the market rate, for various renewal periods ranging from one to six years. Rental expense under these leases for the years ended December 31, 2017, 2016, and 2015, was approximately $3.5 million, $3.4 million, and $3.3 million, respectively.

Future minimum rental payments under operating leases that have initial or remaining non-cancelable lease terms in excess of 12 months for fiscal years ending December 31 are as follows:

Operating
Leases
(in thousands)
2018	$3,333
2019	2,624
2020	2,321
2021	1,523
2022	740
$10,541

Purchase Commitments

As of December 31, 2017, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $50.1 million. The Company anticipates that most of these commitments with remaining term in excess of one year will be fulfilled by 2019. In addition, the Company is obligated to pay a supplier certain payments up to $1.5 million based on the sale of one of the Company’s product.

The Company entered into agreements with a Chinese governmental entity to acquire land-use rights to real property in Nanjing, China. Under the terms of these agreements, the Company committed to invest capital in its wholly-owned subsidiary, ANP, and to develop these properties as an API manufacturing facility for the Company’s pipeline products.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with these agreements, ANP modified its business license on July 3, 2012, to increase its authorized capital. As of December 31, 2016, the Company had completed its investment of total registered capital commitment of $61.0 million to ANP. This investment in ANP resulted in cash being transferred from the U.S. parent company to ANP.

Per these agreements, in January 2010, the Company acquired certain land-use rights with a carrying value of $1.2 million. In addition, the Company purchased additional land-use rights in November 2012 for $1.3 million. The Company committed to spend approximately $15.0 million in land development. The agreements require the construction of fixed assets on the property and specified a timetable for the construction of these fixed assets. The current pace of development of the property is behind the schedules described in the purchase agreements and, per the purchase agreements, potential monetary penalties could result if the development is delayed or not completed in accordance with the guidelines stated in the purchase agreements. The Company is in discussions with the Chinese government regarding the development and believes that the likelihood of incurring any penalty is remote.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Trial in the Massachusetts District Court on all claims and defenses began on July 10, 2017. On July 21, 2017, the jury returned a unanimous verdict finding that although the Company’s tests infringed the asserted patent, the patent was invalid for lack of enablement and lack of written description and the jury further found that Plaintiffs are entitled to zero ($0) damages. As for the Company’s defenses of implied waiver and equitable estoppel, the jury found that Plaintiffs waived their right to recover for infringement of the asserted patent and that Plaintiffs are estopped from enforcing the asserted patent against the Company. The verdict on these equitable defenses was briefed by the parties and submitted to the Court. In the post-trial briefing, the Company requested the Court to adopt the findings of the jury on the equitable defenses, and to set aside the jury’s finding of infringement. In Plaintiffs’ post-trial briefing, Plaintiffs requested a new trial, and requested the Court to set aside the jury’s finding that the asserted patent was invalid for lack of enablement and lack of written description. In a February 7, 2018 Memorandum and Order and with respect to the equitable defenses, the Court found that Plaintiffs waived their right to enforce the ‘866 patent against the Company for its use of one of its test, and are equitably estopped from enforcing the ‘866 patent against the Company for its use of that same test. The Court also found that Plaintiffs have not waived their right to enforce the ‘866 patent against the Company for its use of a second test, and are not equitable estopped from enforcing the ‘866 patent against the Company for its use of that same second test. On

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 7, 2018, the Court also denied all other post-trial motions. The Company has requested that the Court enter final judgment in this matter reflecting the jury’s verdict and the Court’s February 7, 2018 Memorandum and Order.

The Company will continue to vigorously defend the jury’s verdict, including against any potential appeal by the Plaintiffs. The Company intends to attempt to collect the $100.1 million bond posted by Momenta and Sandoz following a final judgment by the Massachusetts District Court.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 6, 2017, the District Court held a status conference to address scheduling matters for the rest of the case. The Court set a briefing schedule for Defendants’ supplemental motion to dismiss and a full case schedule in the event that it denies Defendants’ supplemental motion to dismiss. On April 20, 2017, Defendants filed their supplemental motion to dismiss and the Company filed its opposition on May 4, 2017. No reply briefs are allowed. The Court promised to rule on the motion to dismiss by the end of May 2017, but has not yet issued a ruling. The parties filed a joint motion for extension of time to complete discover on January 10, 2018. The Court has not yet ruled on the motion to extend the case schedule. The parties have begun discovery related to the litigation. Under the proposed schedule, fact discovery will close on October 1, 2018. Summary judgment arguments would be due on April 26, 2019; oppositions would be due on June 14, 2019; and replies would be due on July 10, 2019. Trial is currently proposed for September 30, 2019.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.  Quarterly Financial Data (Unaudited)

	2017 Quarters
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenues
Finished pharmaceutical products	$55,934	$63,765	$54,455	$55,985
API	736	1,422	3,461	4,417
Total net revenues	$56,670	$65,187	$57,916	$60,402
Gross profit
Finished pharmaceutical products	$24,310	$28,866	$21,310	$22,317
API	(1,482)	(2,119)	(669)	(1,738)
Total gross profit	$22,828	$26,747	$20,641	$20,579

Net income	$893	$1,972	$175	$1,468

Weighted-average shares used to compute net income per share
Basic	46,069	46,025	46,101	46,233
Diluted	48,057	47,866	48,215	49,330
Net income per share
Basic	$0.02	$0.04	$0.00	$0.03
Diluted	$0.02	$0.04	$0.00	$0.03

	2016 Quarters
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenue
Finished pharmaceutical products	$58,554	$63,756	$59,058	$58,853
API	812	4,277	5,165	4,690
Total net revenues	$59,366	$68,033	$64,223	$63,543
Gross profit
Finished pharmaceutical products	$25,824	$30,598	$28,621	$21,057
API	(922)	1,116	(1,009)	(1,096)
Total gross profit	$24,902	$31,714	$27,612	$19,961

Net income (loss)	$2,489	$6,895	$3,890	$(2,742)

Weighted-average shares used to compute net income (loss) per share
Basic	45,041	44,957	45,398	46,104
Diluted	46,810	45,968	47,953	46,104
Net income (loss) per share
Basic	$0.06	$0.15	$0.09	$(0.06)
Diluted	$0.05	$0.15	$0.08	$(0.06)

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established pursuant to the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this item will be included in our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed within 120 days after our fiscal year end of December 31, 2017, or 2018 Proxy Statement, and is incorporated by reference into this Annual Report on Form 10-K.

Item 11.  Executive Compensation.

Information required by this item will be included in our 2018 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be included in our 2018 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be included in our 2018 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 14.  Principal Accountant Fees and Services.

Information required by this item will be included in our 2018 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements filed as part of this report are listed in Part II, Item 8 of this report.

(2) No other financial schedules have been included because they are not applicable, not required or because required information is included in the consolidated financial statements or notes thereto.

(b)The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

HIDDEN_ROW
Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2014)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 5, 2014)

10.1+	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.2+	2002 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.3+

Form of Notice of Stock Option Grant under the Amended 2002 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.4+	Amended and Restated 2005 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.5+

Form of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2005 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.6+

Form of Deferred Stock Unit Notice of Grant and Deferred Stock Unit Agreement under the Amended and Restated 2005 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.7

Business Loan Agreement, dated December 31, 2010, between International Medication Systems, Limited and East West Bank, as amended (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.8

Revolving Loan and Security Agreement, dated April 10, 2012, between Amphastar Pharmaceuticals, Inc. and Cathay Bank (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.9

Business Loan Agreement, dated July 5, 2013, between International Medication Systems, Limited, Amphastar Pharmaceuticals, Inc. and East West Bank (incorporated by reference to Exhibit 10.10 the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.10

Registration Rights Agreement, dated February 4, 2005, between Amphastar Pharmaceuticals, Inc. and Lotus China Fund, L.P. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.11

Standard offer, Agreement and Escrow Instructions for Purchase of Real Estate, dated October 2, 2012, among Amphastar Pharmaceuticals, Inc., Jack Y. Zhang and Mary Z. Luo (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.12◊

Transfer Contract for the Right to the Use of State-owned Land, dated December 29, 2009, between Amphastar Nanjing Pharmaceuticals Co., Ltd. and Nanjing Xingang Hi-Tech Company Limited (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.13◊

Investment Agreement, dated July 5, 2010, between Amphastar Nanjing Pharmaceuticals Co., Ltd. and the Management Committee of the Nanjing Economic and Technological Development Zone (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.14◊

Transfer Contract for the Right to the Use of State-owned Land, dated December 31, 2010, between Amphastar Nanjing Pharmaceuticals Co., Ltd. and Nanjing Xingang Hi-Tech Company Limited. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.15†

Long-Term Supply Agreement, dated November 30, 2008, between Qingdao Jiulong Biopharmaceutical Co., Ltd. and International Medication Systems, Limited (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.16+	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.17

Asset Purchase Agreement, dated April 30, 2014, among Diosynth France, Amphastar France Pharmaceuticals SAS and Schering-Plough (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.18

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

10.20+

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

10.24†

Supply Agreement, dated July 31, 2014, between MannKind Corporation and Amphastar France Pharmaceuticals, S.A.S. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2014)

10.25

First Amendment to Supply Agreement, dated October 31, 2014, by and between MannKind Corporation, Amphastar France Pharmaceuticals, S.A.S., and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2014)

10.26+	2015 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2015)

10.27

Business Loan Agreement, dated January 28, 2016, between Amphastar Pharmaceuticals, Inc. and East West Bank in the original principal sum of $3,724,841. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2016)

10.28

Equipment Line of Credit Agreement, dated March 7, 2016, between International Medication Systems, Limited and East West Bank in the principal sum of $5,000,000. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016)

10.29

Fifth Modification to the Revolving Line of Credit Agreement, dated March 7, 2016, between International Medication Systems, Limited and East West Bank in the principal sum of $15,000,000. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016)

10.30

Seventh Amendment and Termination Agreement by and between the Company and Actavis Laboratories FL, Inc. (f/k/a Watson Laboratories, Inc. – Florida and as Andrx Pharmaceuticals, Inc.) dated June 30, 2016. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016)

10.31

Fourth Modification to the Revolving Line of Credit Agreement, dated June 23, 2016, between Amphastar Pharmaceuticals, Inc. and Armstrong Pharmaceuticals, Inc. and Cathay Bank in the principal sum of $20,000,000. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016)

10.32

Business Loan Agreement, dated September 8, 2016, between Amphastar Pharmaceuticals, Inc. and East West Bank in the original principal sum of $3,591,250. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016)

10.33†

Second Amendment to Supply Agreement, dated November 9, 2016, by and between MannKind Corporation, Amphastar France Pharmaceuticals, S.A.S., and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2017)

10.34

Business Loan Agreement, dated May 11, 2017, between International Medication Systems, Limited and East West Bank in the original principal sum of $5,000,000. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.35

Business Loan Agreement, dated May 18, 2017, between Amphastar Pharmaceuticals, Inc. and East West Bank in the original principal sum of $9,000,000. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.36

Sixth Modification to the Revolving Line of Credit Agreement, dated May 3, 2017, between International Medication Systems, Limited and East West Bank in the principal sum of $15,000,000. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.37

Equipment Line of Credit, dated June 28, 2017, between International Medication Systems, Limited and East West Bank in the original principal sum of $8,000,000. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.38

Business Loan Agreement, dated August 14, 2017, between Armstrong Pharmaceuticals, Inc. and Cathay Bank in the original principal sum of $7,865,000. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017)

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

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPHASTAR PHARMACEUTICALS, INC.
(Registrant)
By:	/s/ JACK Y. ZHANG
Jack Y. Zhang
Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2018

AMPHASTAR PHARMACEUTICALS, INC.
(Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 14, 2018

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ JACK Y. ZHANG	Chief Executive Officer and Director	March 14, 2018
Jack Yongfeng Zhang	(Principal Executive Officer)

/s/ MARY Z. LUO	Chairman, Chief Operating Officer	March 14, 2018
Mary Z. Luo	and Director

/s/ WILLIAM J. PETERS	Chief Financial Officer (Principal	March 14, 2018
William J. Peters	Financial and Accounting Officer)

/s/ JASON B. SHANDELL	President and Director	March 14, 2018
Jason B. Shandell

/s/ RICHARD KOO	Director	March 14, 2018
Richard Koo

/s/ HOWARD LEE	Director	March 14, 2018
Howard Lee

/s/ FLOYD PETERSEN	Director	March 14, 2018
Floyd Petersen

/s/ RICHARD PRINS	Director	March 14, 2018
Richard Prins

/s/ STEPHEN SHOHET	Director	March 14, 2018
Stephen Shohet

/s/ MICHAEL A. ZASLOFF	Director	March 14, 2018
Michael A. Zasloff