Form 10-Q
period 2018-03-31
Amphastar Pharmaceuticals, Inc.
filed 2018-05-10
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

The number of shares outstanding of the Registrant’s only class of common stock as of May 3, 2018 was 46,614,060.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

Special Note About Forward-Looking Statements

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements relate to future events or future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the sales and marketing of our products;

•	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;

•	the timing and likelihood of FDA approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;

•	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;

•	our ability to compete in the development and marketing of our products and product candidates;

•	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;

•	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our API customers;

•	the potential for our marketed products to be withdrawn due to patient adverse events or deaths, or if we fail to secure FDA approval for products subject to the Prescription Drug Wrap-Up program;

•	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;

•	the amount of price concessions or exclusion of suppliers adversely affecting our business;

•	our ability to establish and maintain intellectual property protection for our products and our ability to successfully defend our intellectual property in cases of alleged infringement;

•	the implementation of our business strategies, product development strategies and technology utilization;

•	the potential for exposure to product liability claims;

•	future acquisitions, divestitures or investments, including the anticipated benefits of such acquisitions, divestitures or investments;

•	our ability to expand internationally;

•	economic and industry trends and trend analysis;

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

You should read this Quarterly Report and the documents that we reference elsewhere in this Quarterly Report completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. We discuss many of these risks and uncertainties in greater detail in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2017, particularly in Item 1A. “Risk Factors.” These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report regardless of the time of delivery of this Quarterly Report, and such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report to “Amphastar,” “the Company,” “we,” “our,” and “us” refer to Amphastar Pharmaceuticals, Inc. and our subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,547	$65,594
Short-term investments	2,826	2,635
Restricted cash and short-term investments	4,155	4,155
Accounts receivable, net	31,883	35,996
Inventories	62,780	63,609
Income tax refunds and deposits	12,194	6,036
Prepaid expenses and other assets	5,661	9,753
Total current assets	174,046	187,778
Property, plant, and equipment, net	191,915	185,339
Goodwill and intangible assets, net	44,850	45,140
Other assets	10,714	8,663
Deferred tax assets	28,257	27,745

Total assets	$449,782	$454,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$58,498	$57,555
Income taxes payable	7,983	3,325
Current portion of long-term debt and capital leases	6,061	6,312
Total current liabilities	72,542	67,192

Long-term reserve for income tax liabilities	879	879
Long-term debt and capital leases, net of current portion	39,706	40,844
Deferred tax liabilities	1,425	1,361
Other long-term liabilities	8,126	7,060
Total liabilities	122,678	117,336
Commitments and contingencies:
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 50,471,687 and 46,656,793 shares issued and outstanding as of March 31, 2018 and 50,039,212 and 46,623,581 shares issued and outstanding as of December 31, 2017, respectively	5	5
Additional paid-in capital	316,665	313,891
Retained earnings	69,570	76,235
Accumulated other comprehensive loss	(910)	(2,100)
Treasury stock	(58,226)	(50,702)
Total stockholders’ equity	327,104	337,329

Total liabilities and stockholders’ equity	$449,782	$454,665

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Net revenues	$58,393	$56,670
Cost of revenues	41,332	33,842
Gross profit	17,061	22,828

Operating (income) expenses:
Selling, distribution, and marketing	1,721	1,479
General and administrative	10,998	11,338
Research and development	14,260	11,250
Gain on sale of intangible assets	—	(2,643)
Total operating expenses	26,979	21,424

Income (loss) from operations	(9,918)	1,404

Non-operating income (expenses):
Interest income	124	91
Interest expense	(18)	(191)
Other income, net	782	200
Total non-operating income, net	888	100

Income (loss) before income taxes	(9,030)	1,504
Income tax expense (benefit)	(1,784)	611

Net income (loss)	$(7,246)	$893

Net income (loss) per share:
Basic	$(0.16)	$0.02

Diluted	$(0.16)	$0.02

Weighted-average shares used to compute net income (loss) per share:
Basic	46,514	46,069

Diluted	46,514	48,057

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net income (loss)	$(7,246)	$893

Other comprehensive income, net of income taxes
Foreign currency translation adjustment	1,190	466
Total other comprehensive income	1,190	466

Total comprehensive income (loss)	$(6,056)	$1,359

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$(7,246)	$893
Reconciliation to net cash provided by operating activities:
Loss (gain) on disposal and impairment of long-lived assets	598	(2,643)
Depreciation of property, plant, and equipment	3,201	3,100
Amortization of product rights, trademarks, and patents	729	721
Share-based compensation expense	4,666	4,451
Changes in operating assets and liabilities:
Accounts receivable, net	4,635	920
Inventories	1,441	1,891
Prepaid expenses and other assets	(761)	344
Income tax refund, deposits, and payable	(1,761)	394
Accounts payable and accrued liabilities	2,858	12,327
Net cash provided by operating activities	8,360	22,398

Cash Flows From Investing Activities:
Purchases and construction of property, plant, and equipment	(12,340)	(7,267)
Sale of intangible assets	4,400	1,000
Purchase of short-term investments	(201)	(1,564)
Maturity of short-term investments	—	1,345
Payment of deposits and other assets	(597)	521
Net cash used in investing activities	(8,738)	(5,965)

Cash Flows From Financing Activities:
Proceeds from equity plans, net of withholding tax payments	(1,793)	(2,173)
Purchase of treasury stock	(7,624)	(8,203)
Principal payments on long-term debt	(1,411)	(1,342)
Net cash used in financing activities	(10,828)	(11,718)

Effect of exchange rate changes on cash	159	(174)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(11,047)	4,541

Cash, cash equivalents, and restricted cash at beginning of period	67,459	72,354

Cash, cash equivalents, and restricted cash at end of period	$56,412	$76,895

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$532	$390
Income taxes paid	$8	$440

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2017 and the notes thereto as filed with the Securities and Exchange Commission, or SEC, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted from the accompanying condensed consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from the audited financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The Company’s results of operations, comprehensive income (loss) and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and are prepared in accordance with the requirements of the SEC for interim reporting. Effective January 1, 2018, the Company retrospectively adopted Accounting Standard Update, or ASU, No. 2016-15 Classification of Certain Cash Receipts and Cash Payments.  Certain amounts in the prior quarter’s condensed consolidated balance sheet and condensed consolidated statement of cash flows have been reclassified to conform to the current quarter presentation. This reclassification has no impact on net income or cash flows. All significant intercompany activity has been eliminated in the preparation of the condensed consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The principal accounting estimates include determination of allowances for doubtful accounts and discounts, provision for chargebacks and rebates, provision for product returns, adjustment of inventory to their net realizable values, impairment of long-lived and intangible assets and goodwill, self-insured claims, workers’ compensation liabilities, litigation reserves, stock price volatilities for share-based compensation expense, valuation allowances for deferred tax assets, and liabilities for uncertain income tax positions.

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

The Company’s French subsidiary, AFP, maintains its book of record in Euros. Its other Chinese subsidiaries maintain their books of record in Chinese Yuan. Its U.K. subsidiary IMS UK, maintains its book of record in Great Britain Pounds. These local currencies have been determined to be the subsidiaries’ respective functional currencies. These books of record are translated into USD using average exchange rates during the period.  Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transactions. Translation adjustments are reflected in stockholders’ equity and are included as a component of other accumulated comprehensive income (loss). The unrealized gains or losses of intercompany foreign currency transactions that are of a long-term investment nature are reported in other accumulated comprehensive income (loss). The unrealized gains of intercompany foreign currency transactions that are of a long-term investment nature for the three months ended March 31, 2018 and 2017 were $0.9 million, and a $0.5 million, respectively.

Additionally, the Company does not undertake hedging transactions to cover its foreign currency exposure.

Comprehensive Income (loss)

For the three months ended March 31, 2018 and 2017, the Company included its foreign currency translation gain or loss as part of its comprehensive income (loss). Income tax expense of $0.3 million was allocated to other comprehensive income (loss) for the three months ended March 31, 2018. There was no material income tax expense (benefit) allocated to other comprehensive income (loss) for the three months ended March 31, 2017.

Restricted Cash and Short-term Investments

Restricted cash and short-term investments are collateral required for the Company to effect a standby letter of credit and to qualify for workers’ compensation self-insurance and are available to meet the Company’s workers’ compensation obligations on a current basis, as needed. As of March 31, 2018 and December 31, 2017, restricted cash and short-term investments include $1.9 million in cash and $2.3 million in certificates of deposit, respectively. The certificates of deposit have original maturities greater than three months and are classified as short-term investments.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Deferred Income Taxes

The Company utilizes the liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized. At March 31, 2018, the Company had not completed its accounting for the tax effects of the enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act.

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

Acquisition-related costs that the Company incurs to effect a business combination are expensed in the periods in which the costs are incurred. When the operations of the acquired businesses were not material to the Company's condensed consolidated financial statements, no pro forma presentations were disclosed.

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

Note 3.  Revenue Recognition

During the quarter ended March 31, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective transition method. The adoption of ASC 606 did not have a material impact on the Company’s revenue recognition or on the condensed consolidated financial statements and related disclosures.

Subsequent to the adoption of ASC 606, revenue is recognized at the time that the Company’s customers obtain control of the promised goods. Revenues derived from contract manufacturing services are recognized when third-party products are shipped to customers, after the customer has accepted test samples of the products to be shipped. The results for the reporting period beginning after January 1, 2018, are presented in accordance with the new standard, although comparative information continues to be reported under the accounting standards and policies in effect for those periods.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the accounting policy related to revenue recognition for the years ended prior to and on December 31, 2017, see Note 4, Revenue Recognition, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

The Company only records revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved, by estimating and recording reductions to revenue for discounts, product returns, and pricing adjustments, such as wholesaler chargebacks, in the same period that the related revenue is recorded.

Provision for Chargebacks and Rebates

The provision for chargebacks and rebates is a significant estimate used in the recognition of revenue. Wholesaler chargebacks relate to sales terms under which the Company agrees to reimburse wholesalers for differences between the gross sales prices at which the Company sells its products to wholesalers and the actual prices of such products that wholesalers resell them under the Company’s various contractual arrangements with third parties such as hospitals and group purchasing organizations in the United States. Rebates include primarily amounts paid to retailers, payers, and providers in the United States, including those paid to state Medicaid programs, and are based on contractual arrangements or statutory requirements. The Company estimates chargebacks and rebates using the expected value method at the time of sale to wholesalers based on wholesaler inventory stocking levels, historic chargeback and rebate rates, and current contract pricing.

The provision for chargebacks and rebates is reflected in net revenues. The following table is an analysis of the chargeback and rebate provision:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Beginning balance	$18,470	$39,709
Provision for chargebacks and rebates	25,334	58,606
Credits and payments issued to third parties	(28,774)	(76,242)
Ending balance	$15,030	$22,073

Changes in the chargeback provision from period to period are primarily dependent on the Company’s sales to its wholesalers, the level of inventory held by wholesalers, and the wholesaler’s customer mix. Changes in the rebate provision from period to period are primarily dependent on retailer’s and other indirect customers’ purchases. The approach that the Company uses to estimate chargebacks has been consistently applied for all periods presented. Variations in estimates have been historically small. The Company continually monitors the provision for chargebacks and rebates and makes adjustments when it believes that the actual chargebacks and rebates may differ from the estimates. The settlement of chargebacks and rebates generally occurs within 30 days to 60 dates after the sale to wholesalers. Accounts receivable and/or accounts payable and accrued liabilities are reduced and/or increased by the chargebacks and rebate amounts depending on whether the Company has the right to offset with the customer. Of the provision for chargebacks and rebates as of March 31, 2018 and December 31, 2017, $5.3 million and $6.8 million were included in accounts receivable, net, on the condensed consolidated balance sheets, respectively. The remaining provision of $9.7 million and $11.7 million were included in accounts payable and accrued liabilities, respectively.

Accrual for Product Returns

The Company offers most customers the right to return qualified excess or expired inventory for partial credit; however, API product sales are generally non-returnable.  The Company’s product returns primarily consist of the returns of expired products from sales made in prior periods. Returned products cannot be resold. At the time product revenue is

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

recognized, the Company records an accrual for product returns estimated using the expected value method. The accrual is based, in part, upon the historical relationship of product returns to sales and customer contract terms. The Company also assesses other factors that could affect product returns including market conditions, product obsolescence, and the introduction of new competition. Although these factors do not normally give the Company’s customers the right to return products outside of the regular return policy, the Company realizes that such factors could ultimately lead to increased returns. The Company analyzes these situations on a case-by-case basis and makes adjustments to the product return reserve as appropriate. As of March 31, 2018 and December 31, 2017, cumulative sales of approximately $1.0 million and $1.2 million, respectively, for one of the Company’s products were not recognized in revenues, due to insufficient information available to determine that a significant reversal of such amount will not occur when the uncertainty associated with the return refund is subsequently resolved.

The provision for product returns is reflected in net revenues.  The following table is an analysis of product return liability:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Beginning balance	$6,522	$3,143
Provision for product returns	747	1,062
Credits issued to third parties	(498)	(462)
Ending balance	$6,771	$3,743

Of the provision of product returns as of March 31, 2018 and December 31, 2017, $4.6 million and $4.1 million were included in accounts payable and accrued liabilities on the condensed consolidated balance sheets, respectively. The remaining provision of $2.2 million and $2.4 million were included in other long-term liabilities, respectively. For the three months ended March 31, 2018 and 2017,  the Company’s aggregate product return rate was 1.3% and 1.1%  of qualified sales, respectively.

Note 4.  Income (loss) per Share

Basic income (loss) per share is calculated based upon the weighted-average number of shares outstanding during the period. Diluted income (loss) per share gives effect to all potential dilutive shares outstanding during the period, such as stock options, nonvested restricted stock units and shares issuable under the Company’s Employee Stock Purchase Plan, or ESPP.

As the Company reported a net loss for the three months ended March 31, 2018, the diluted net loss per share, as reported, equals the basic net loss per share since the effect of the assumed exercise of stock options, vesting of nonvested RSUs, and issuance of common shares under the Company’s ESPP are anti-dilutive. Total stock options, nonvested RSUs, and shares issuable under the Company’s ESPP excluded from the three months ended March 31, 2018 net loss per share were 11,610,229 stock options; 1,259,273 nonvested RSUs, and 56,128 shares issuable under the ESPP.

For the three months ended March 31, 2017, options to purchase 2,376,234 shares of stock with a weighted-average exercise price of $22.44 per share, were excluded in the computation of diluted net income per share because the effect from the assumed exercise of these options would be anti-dilutive.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the calculation of basic and diluted net income (loss) per share for each of the periods presented:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands, except per share data)
Basic and dilutive numerator:
Net income (loss)	$(7,246)	$893
Denominator:
Weighted-average shares outstanding — basic	46,514	46,069

Net effect of dilutive securities:
Incremental shares from equity awards	—	1,988
Weighted-average shares outstanding — diluted	46,514	48,057
Net income (loss) per share — basic	$(0.16)	$0.02
Net income (loss) per share — diluted	$(0.16)	$0.02

Note 5.  Segment Reporting

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

The finished pharmaceutical products segment manufactures, markets and distributes enoxaparin, naloxone, phytonadione, lidocaine, as well as various other critical and non-critical care drugs.  The API segment manufactures and distributes recombinant human insulin API and porcine insulin API for external customers and internal product development.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information by reporting segment is presented below:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net revenues:
Finished pharmaceutical products	$53,117	$55,934
API	5,276	736
Total net revenues	58,393	56,670

Gross profit:
Finished pharmaceutical products	19,725	24,310
API	(2,664)	(1,482)
Total gross profit	17,061	22,828

Operating expenses	26,979	21,424

Income (loss) from operations	(9,918)	1,404
Non-operating income	888	100

Income (loss) before income taxes	$(9,030)	$1,504

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Finished pharmaceutical products net revenues:
Lidocaine	$9,782	$8,289
Phytonadione	9,181	7,886
Naloxone	8,927	10,939
Enoxaparin	7,007	10,410
Epinephrine	3,223	9,574
Medroxyprogesterone	2,706	—
Other finished pharmaceutical products	12,291	8,836
Total finished pharmaceutical products net revenues	$53,117	$55,934

Discontinuation of epinephrine injection, USP vial product

In February 2017, the U.S. Food and Drug Administration, or FDA, requested the Company to discontinue the manufacturing and distribution of its epinephrine injection, USP vial product, which had been marketed under the “grandfather” exception to the FDA’s “Prescription Drug Wrap-Up” program. The Company discontinued selling this product in the second quarter of 2017. For the year ended December 31, 2017, the Company recognized $17.8 million in net revenues for the sale of this product.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net revenues and carrying values of long-lived assets of enterprises by geographic regions are as follows:

	Net Revenue		Long-Lived Assets
	Three Months Ended
	March 31,		March 31,	December 31,
	2018	2017	2018	2017
	(in thousands)
United States	$53,104	$55,930	$110,461	$110,235
China	—	—	43,323	41,078
France	5,289	740	38,131	34,026
United Kingdom	—	—	—	—
Total	$58,393	$56,670	$191,915	$185,339

Note 6.  Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. The Company considers these three customers to be its major customers, as each individually, and these customers collectively, represented a significant percentage of the Company’s net revenue for the three months ended March 31, 2018 and 2017 and accounts receivable as of March 31, 2018 and December 31, 2017. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
			Three Months Ended
	March 31,	December 31,	March 31,
	2018	2017	2018	2017
McKesson	22%	22%	28%	26%
AmerisourceBergen	24%	33%	26%	30%
Cardinal Health	20%	12%	23%	24%

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

Note 7.  Fair Value Measurements

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

As of March 31, 2018, cash equivalents include money market accounts. Short-term investments consist of certificates of deposit with original expiration dates within 12 months. These certificates of deposit are carried at amortized cost in the Company’s consolidated balance sheet, which approximates their fair value determined based on Level 2 inputs. The restrictions on restricted cash and short-term investments have a negligible effect on the fair value of these financial assets.

The Company does not hold any Level 2 or Level 3 instruments that are measured for fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include long-lived assets, goodwill, and intangible assets for which the fair value of assets is determined as part of the related impairment test. As of March 31, 2018 and December 31, 2017, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.  Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
Cortrosyn® product rights	12	$27,134	$26,688	$446
IMS (UK) international product rights	10	9,802	1,634	8,168
Patents	12	486	181	305
Land-use rights	39	2,540	436	2,104
Other intangible assets	4	69	50	19
Subtotal	12	40,031	28,989	11,042
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	4,583	—	4,583
Subtotal	*	33,808	—	33,808
As of March 31, 2018	*	$73,839	$28,989	$44,850

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
Cortrosyn® product rights	12	$27,134	$26,243	$891
IMS (UK) international product rights	10	9,440	1,337	8,103
Patents	12	486	170	316
Land-use rights	39	2,540	419	2,121
Other intangible assets	4	69	46	23
Subtotal	12	39,669	28,215	11,454
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	4,461	—	4,461
Subtotal	*	33,686	—	33,686
As of December 31, 2017	*	$73,355	$28,215	$45,140

*Intangible assets with indefinite lives have an indeterminable average life.

Sale of Fourteen Injectable ANDAs

In March 2016, the Company acquired 14 abbreviated new drug applications, or ANDAs, representing 11 different injectable chemical entities from Hikma Pharmaceuticals PLC, or Hikma. In February 2017, the Company sold the 14 ANDAs to an unrelated party. The consideration included a purchase price of $6.4 million of which the amount of $1.0 million was received upon closing, $1.0 million was received in the second quarter of 2017 and the remaining $4.4 million was received in January 2018. In addition to the purchase price, the purchaser agreed to pay the Company a royalty fee equal to 2% of net sales derived from purchaser’s sales of the products for the period from February 2017 through February 2027. The Company has not recognized any royalty fee revenue. The Company is also subject to a certain indemnification liability payable to the purchaser, which is limited up to $0.6 million. The Company recognized a gain of $2.6 million within operating (income) expenses on its condensed consolidated statement of operations for the three months ended March 31, 2017.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill

The changes in the carrying amounts of goodwill were as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)
Beginning balance	$4,461	$3,976
Currency translation and other adjustments	122	485
Ending balance	$4,583	$4,461

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene® Mist, an over-the-counter bronchodilator product, which are recorded at the allocated fair value of $29.2 million, which is its carrying value as of March 31, 2018.

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

In 2013, the Company filed a new drug application, or NDA, for Primatene® Mist and received a Prescription Drug User Fee Act date set for May 2014.  In May 2014, the Company received a complete response letter, or CRL, from the FDA, which required additional non-clinical information, label revisions and follow-up studies (label comprehension, behavioral/human factors and actual use) to assess consumers’ ability to use the device correctly to support approval of the product in the over-the-counter setting. The Company submitted a responsive NDA amendment in June 2016 and received a second CRL from the FDA in December 2016, which requires additional packaging and label revisions and follow-up studies to assess consumers’ ability to use the product correctly to support approval in the over-the-counter setting. After several meetings with the FDA in 2017, the Company further revised its packaging and label and plans to perform another human factors study based on such revisions. In November 2017, the Company submitted its proposed protocol to the FDA. In March 2018, the Company received as Advice Letter from the FDA regarding our proposed protocol. Based on that feedback, the Company has conducted an additional human factors study. The Company believes it has received acceptable results from the study, and the Company has resubmitted the NDA. The Company intends to continue to work with the FDA to address their concerns in the CRL and bring Primatene® Mist back to the over-the-counter market. However, there can be no guarantee that any future amendment to the Company’s NDA will result in timely approval of Primatene® Mist or approval at all.

Based on the Company’s filed version of Primatene® Mist, the long history of the Primatene® trademark (marketed since 1963), and the Company’s perpetual rights to the trademark, the nature of the CRL received in December 2016, the plan that the HFA version will be marketed under the same trademark if approved by the FDA, and other factors previously considered, the trademark continues to have an indefinite useful life, and an impairment charge is not required based on the Company’s qualitative assessment as of March 31, 2018.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note  9.  Inventories

Inventories consist of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Raw materials and supplies	$22,272	$19,973
Work in process	21,796	22,469
Finished goods	18,712	21,167
Total inventories	$62,780	$63,609

A charge of $1.9 million and $0.4 million was included in the cost of revenues in the Company’s consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively, to adjust the Company’s inventory and related firm inventory purchase commitments to their net realizable value.

Note 10.  Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Buildings	$89,579	$89,124
Leasehold improvements	29,938	29,847
Land	7,148	7,110
Machinery and equipment	120,756	118,056
Furniture, fixtures, and automobiles	17,132	16,385
Construction in progress	63,959	58,145
Total property, plant, and equipment	328,512	318,667
Less accumulated depreciation	(136,597)	(133,328)
Total property, plant, and equipment, net	$191,915	$185,339

As of March 31, 2018 and December 31, 2017, the Company had $2.2 million and $2.3 million, respectively, in capitalized manufacturing equipment that is intended to be used specifically for the manufacture of Primatene® Mist. The Company will continue to monitor developments with the FDA as it relates to its Primatene® indefinite lived intangible assets in determining if there is an impairment of these related fixed assets (see Note 8).

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Accrued customer fees and rebates	$13,464	$15,981
Accrued payroll and related benefits	17,774	15,680
Accrued product returns, current portion	4,586	4,133
Other accrued liabilities	7,043	5,132
Total accrued liabilities	42,867	40,926
Accounts payable	15,631	16,629
Total accounts payable and accrued liabilities	$58,498	$57,555

Note  12.  Debt

Debt consists of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Loans with East West Bank

Line of credit facility due December 2018	$—	$—
Equipment loan due January 2019	1,283	1,668
Mortgage payable due February 2021	3,556	3,577
Equipment loan due June 2021	3,980	4,286
Equipment line of credit due December 2022	—	—
Mortgage payable due October 2026	3,509	3,524
Mortgage payable due June 2027	8,903	8,936

Loans with Cathay Bank

Line of credit facility due May 2018	—	—
Acquisition loan due April 2019	14,562	15,073
Mortgage payable due August 2027	7,752	7,795

Loans with Seine-Normandie Water Agency

French government loan 1 paid off March 2018	—	17
French government loan 2 due June 2020	88	85
French government loan 3 due July 2021	248	239

Payment Obligation to Merck	599	599

Equipment under Capital Leases	1,287	1,357
Total debt and capital leases	45,767	47,156
Less current portion of long-term debt and capital leases	6,061	6,312
Long-term debt and capital leases, net of current portion	$39,706	$40,844

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2018, the fair value of the loans approximates their carrying amount. The interest rate used in the fair value estimation was determined to be a Level 2 input. For certain loans with East West Bank, the Company has entered into fixed interest rate swap contracts to exchange the variable interest rates for fixed interest rates over the life of certain debt instruments without the exchange of the underlying notional debt amount. The interest rate swap contracts do not qualify for hedge accounting and are recorded at fair value based on Level 2 inputs. These swap contacts have an aggregate fair value of $0.4 million and $0.1 million as of March 31, 2018 and December 31, 2017, respectively.  The change in fair value is recorded in other income (expense) in the Company’s condensed consolidated statement of operations.

Covenants

At March 31, 2018 and December 31, 2017, the Company was in compliance with its debt covenants, which include a minimum current ratio, minimum debt service coverage, minimum tangible net worth, maximum debt-to-effective-tangible-net-worth ratio, and minimum deposit requirement, computed on a consolidated basis. The fixed charge coverage ratio and debt service coverage ratio requirements for loans with Cathay Bank were not effective as of December 31, 2017. Such requirements will become effective as of December 31, 2018.

Equipment under Capital Leases

The Company entered into leases for certain equipment under capital leasing arrangements, which will expire at various times through 2022. The cost of equipment under capital leases was $1.6 million and $1.6 million at March 31, 2018 and December 31, 2017, respectively.

Note  13.  Income Taxes

The following table sets forth the Company’s income tax provision for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Income (loss) before taxes	$(9,030)	$1,504
Income tax expense (benefit)	(1,784)	611
Net income (loss)	$(7,246)	$893
Income tax provision as a percentage of income before income taxes	19.8%	40.6%

The decrease in the Company’s effective tax rate for the three months ended March 31, 2018, was primarily due to the Tax Act, which was enacted on December 22, 2017. The Tax Act, among other things, reduces the statutory U.S. federal corporate income tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. In March 2018, the FASB issued ASU No. 2018-05 to incorporate Staff Accounting Bulletin, or SAB 118, pursuant to which the Company’s final analysis will be completed over a one-year measurement period ending December 22, 2018, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. During the three month period ended March 31, 2018, the Company has made no changes to the provisional amounts recorded at December 31, 2017. The Company will continue to refine its calculations as additional analysis and changes to certain amounts and estimates are completed and tax returns are filed. The Company’s estimates may also be affected as it gains a more thorough understanding of the tax law.

Effective January 1, 2018, the Company adopted ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, pursuant to which the income tax consequences of intra-entity transfer of an asset other than inventory is required to be recognized in the period in which the transfer occurs. The Company adopted the standard on a modified

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

retrospective basis resulting in an increase of deferred tax assets and the beginning balance of retained earnings by $0.5 million, respectively.

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

The Company has discontinued recognizing AFP income tax benefits by recording a full valuation allowance until it is determined that it is more likely than not that AFP will generate sufficient taxable income to realize its deferred income tax assets.

Note  14. Stockholders' Equity

The changes in stockholders’ equity for the three months ended March 31, 2018, consisted of the following:

Three Months Ended
March 31,
2018
(in thousands)

Stockholders’ equity as of December 31, 2017	$337,329
Beginning balance adjustment as a result of the adoption of new accounting standards	582
Net loss	(7,246)
Other comprehensive income	1,190
Net proceeds from equity plans	(1,793)
Share-based compensation expense	4,666
Purchase of treasury stock	(7,624)
Stockholders’ equity as of March 31, 2018	$327,104

Share Buyback Program

Pursuant to the Company’s share buyback program, the Company purchased 407,604 and 532,894 shares of its common stock during the three months ended March 31, 2018 and 2017, totaling $7.6 million and $8.2 million, respectively.

On May 7, 2018, the Company’s Board of Directors authorized an increase of $20.0 million to the Company’s share buyback program, which is expected to continue for an indefinite period of time. The primary goal of the programs is to offset dilution created by the Company’s equity compensation programs.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The 2015 Equity Incentive Plan

As of March 31, 2018, the Company reserved an aggregate of 4,782,238 shares of common stock for future issuance under the 2015 Equity Incentive Plan, or the 2015 Plan. In January 2018, an additional 1,165,590 shares were reserved under the 2015 Plan pursuant to the evergreen provision.

Share-Based Award Activity and Balances

The Company accounts for share‑based compensation payments in accordance with ASC 718, which requires measurement and recognition of compensation expense at fair value for all share‑based payment awards made to employees and directors. Under these standards, the fair value of option awards and the option components of the Employee Stock Purchase Plan awards are estimated at the grant date using the Black-Scholes option-pricing model. The fair value of RSUs is estimated at the grant date using the Company’s common share price. Non‑vested stock options held by non-employees are revalued at each balance sheet date. The portion that is ultimately expected to vest is amortized and recognized in compensation expense on a straight-line basis over the requisite service period, generally from the grant date to the vesting date.

The weighted-averages for key assumptions used in determining the fair value of options granted during the three months ended March 31, 2018 and 2017, are as follows:

	Three Months Ended
	March 31,
	2018	2017
Average volatility	39.6%	36.7%
Risk-free interest rate	2.7%	2.2%
Weighted-average expected life in years	5.8	5.7
Dividend yield rate	—%	—%

A summary of option activity under all plans for the three months ended March 31, 2018, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2017	10,898,701	$14.65
Options granted	966,026	20.59
Options exercised	(147,508)	12.61
Options cancelled	(106,615)	13.02
Options expired	(375)	14.66
Outstanding as of March 31, 2018	11,610,229	$15.19	5.02	$49,844
Exercisable as of March 31, 2018	8,122,678	$15.07	3.79	$36,557

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock for those awards that have an exercise price below the estimated fair value at March 31, 2018.

For the three months ended March 31, 2018 and 2017,  the Company recorded of $2.4 million and $2.0 million, respectively, related to stock options granted to employees under all plans, and expenses of $0.1 million and $0.1 million, respectively, related to stock options granted to the Board of Directors under all plans.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to option grants and exercises is as follows:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands, except per share data)
Weighted-average grant date fair value per option share	$7.94	$4.87
Intrinsic value of options exercised	1,061	24
Cash received from options exercised	1,861	96
Total fair value of the options vested during the year	6,407	4,781

A summary of the status of the Company’s nonvested options as of March 31, 2018, and changes during the three months ended March 31, 2018, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2017	4,310,241	$4.21
Options granted	966,026	7.94
Options vested	(1,682,101)	3.81
Options forfeited	(106,615)	4.77
Non-vested as of March 31, 2018	3,487,551	5.41

As of March 31, 2018, there was $15.6 million of total unrecognized compensation cost, net of forfeitures, related to nonvested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.7 years and will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period using the straight-line method. During the three months ended March 31, 2018 and 2017, the Company recorded a total expense of $1.7 million and $2.0 million, respectively, related to RSU awards granted to employees under all plans and expenses of $0.1 million and $0.1 million, respectively, related to RSU awards granted to the Board of Directors.

As of March 31, 2018, there was $17.2 million of total unrecognized compensation cost, net of forfeitures, related to nonvested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.8 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
		Value of RSUs
		Issued
	Total RSUs	as
	Issued	Compensation(1)
		(in thousands)
RSUs outstanding at December 31, 2017	1,392,781
RSUs granted	387,551	$7,670
RSUs forfeited	(40,473)
RSUs vested(2)	(480,586)
RSUs outstanding at March 31, 2018	1,259,273

(1)	The total fair market value is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 187,528 shares of common stock were surrendered to fulfil tax withholding obligations.

The Company recorded share-based compensation expense under all plans and is included in the Company’s consolidated statement of operations as follows:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Cost of revenues	$1,160	$1,131
Operating expenses:
Selling, distribution, and marketing	107	84
General and administrative	2,893	2,783
Research and development	506	453
Total share-based compensation	$4,666	$4,451

Note 15.  Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Employer contributions vest over four years. Total employer contributions for the three months ended March 31, 2018 and 2017, were approximately $0.3 million and $0.3 million, respectively.

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

The liability under the plan is based on a discount rate of 1.60% as of March 31, 2018 and December 31, 2017, respectively.  The liability is included in accrued liabilities in the accompanying consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.3 million and $2.1 million at March 31, 2018 and December 31, 2017, respectively. The Company recorded an immaterial amount of expense under the plan for the three months ended March 31, 2018 and 2017.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note  16.  Commitments and Contingencies

Supply Agreement with MannKind Corporation

On July 31, 2014, the Company entered into a supply agreement with MannKind Corporation, or MannKind, or the Supply Agreement, pursuant to which the Company agreed to manufacture for and supply to MannKind certain quantities of recombinant human insulin, or RHI API for use in MannKind’s product Afrezza®. In January 2015, the Company entered into a supply option agreement with MannKind, or the Option Agreement, pursuant to which MannKind has the option to purchase additional RHI API. The Supply Agreement and the Option Agreement were subsequently amended in November 2016.  For the year ended December 31, 2017, sales of RHI API to MannKind totaled $3.2 million, which fulfilled the 2017 commitment of RHI API under the amended Supply Agreement.  Under the Option Agreement, the Company recognized the cancellation fee for 2018 of $0.9 million in net revenues in its consolidated statement of operations for the year ended December 31, 2017.

Collaboration Agreements with Medical Device Manufacturers

In August 2014, the Company entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by the Company for one of its pipeline products. As of March 31, 2018, the Company has paid an upfront payment of $0.5 million and $1.5 million in milestone payments under this agreement, which were classified as research and development expense as the milestones were met. The Company is obligated to pay up to an additional $0.5 million if certain research and development milestones are met. As of March 31, 2018, no such obligation existed. Pursuant to the collaboration agreement, if the medical device manufacturer is successful in the development of this drug delivery system and the Company’s pipeline products receive appropriate regulatory approval, the Company intends to enter into a commercial supply agreement with such medical device manufacturer for a minimum purchase of 1.0 million units during the first 12 months.

In October 2017, the Company entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by the Company for one of its pipeline products for a total of $1.6 million. As of March 31, 2018, the Company has paid an upfront payment of $0.4 million, and is obligated to pay up to an additional $1.2 million, if certain research and development milestones are met. As of March 31, 2018, no such obligation existed for the milestones. In addition, pursuant to the collaboration agreement, if the medical device manufacturer is successful in the development of this drug delivery system and the Company’s pipeline products receive appropriate regulatory approval, the Company intends to enter into a commercial supply agreement with such medical device manufacturer under which the Company is obligated to pay an additional $1.0 million, if certain commercial development milestones are met and to purchase a minimum of 100,000 units per year for three years.

Operating Lease Agreements

The Company leases real and personal property, in the normal course of business, under various non-cancelable operating leases. The Company, at its option, can renew a substantial portion of its leases, at the market rate, for various renewal periods ranging from one to six years. Rental expense under these leases for the three months ended March 31, 2018 and 2017, was approximately $1.0 million and $0.9 million, respectively.

Purchase Commitments

As of March 31, 2018, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $50.0 million. The Company anticipates that most of these commitments with remaining terms in excess of one year will be fulfilled by 2019. In addition, the Company is obligated to pay a supplier certain payments up to $1.5 million based on the sale of one of the Company’s product.

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

Trial in the Massachusetts District Court on all claims and defenses began on July 10, 2017. On July 21, 2017, the jury returned a unanimous verdict finding that although the Company’s tests infringed the asserted patent, the patent was invalid for lack of enablement and lack of written description and the jury further found that Plaintiffs are entitled to zero ($0) damages. As for the Company’s defenses of implied waiver and equitable estoppel, the jury found that Plaintiffs waived their right to recover for infringement of the asserted patent and that Plaintiffs are estopped from enforcing the asserted patent against the Company. The verdict on these equitable defenses was briefed by the parties and submitted to the Court. In the post-trial briefing, the Company requested the Court to adopt the findings of the jury on the equitable defenses, and to set aside the jury’s finding of infringement. In Plaintiffs’ post-trial briefing, Plaintiffs requested a new

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

trial, and requested the Court to set aside the jury’s finding that the asserted patent was invalid for lack of enablement and lack of written description. In a February 7, 2018 Memorandum and Order and with respect to the equitable defenses, the Court found that Plaintiffs waived their right to enforce the ‘866 patent against the Company for its use of one of its test, and are equitably estopped from enforcing the ‘866 patent against the Company for its use of that same test. The Court also found that Plaintiffs have not waived their right to enforce the ‘866 patent against the Company for its use of a second test, and are not equitable estopped from enforcing the ‘866 patent against the Company for its use of that same second test. On February 7, 2018, the Court also denied all other post-trial motions. On March 20, 2018, the Court entered final judgment in this matter reflecting the jury’s verdict and the Court’s February 7, 2018 Memorandum and Order.

On March 23, 2018, the Company filed a motion to enforce liability on the bonds related to the preliminary injunction issued in October 2011, stayed in January 2012, and reversed by the Federal Circuit in August 2012. On March 27, 2018, Plaintiffs filed a notice of appeal with the Federal Circuit. Plaintiffs have not yet identified the issues they intend to appeal. On April 3, 2018, Plaintiffs filed a motion with the District Court to defer decision on the Company’s motion to enforce liability on the bonds pending their appeal. The Court has not yet decided the Company’s or Plaintiffs’ motions.

The Company will continue to vigorously defend the jury’s verdict, including against any potential appeal by the Plaintiffs. The Company intends to continue to pursue its attempt to collect the $100.1 million bond posted by Momenta and Sandoz.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 20, 2017, Defendants filed their supplemental motion to dismiss and the Company filed its opposition on May 4, 2017. On March 19, 2018, the District Court entirely denied the Defendants’ motion to dismiss. On April 19, 2018, the Defendants filed a motion to seek interlocutory appeal of the District Court’s motion to dismiss opinion. The Company filed its opposition to interlocutory appeal on May 1, 2018.

On March 19, 2018, the District Court granted the parties’ joint motion to extend the case schedule and accepted their proposed dates with a few modifications. Under the schedule, fact discovery will close on October 1, 2018. Summary judgment arguments are due on April 26, 2019; oppositions are due on June 14, 2019; and replies are due on July 10, 2019. Trial is scheduled for September 9, 2019.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Condensed Consolidated Financial Statements” and the related notes thereto included in this Quarterly Report on Form 10-Q, or Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by  forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under the “Special Note About Forward-Looking Statements,” above and described in greater detail elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2017, particularly in Item 1A. “Risk Factors”.

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

Our largest products by net revenues currently include naloxone hydrochloride injection, lidocaine jelly and sterile solution, phytonadione, and enoxaparin sodium injection. During the first quarter of 2018, we launched medroxyprogesterone acetate and in the fourth quarter of 2017, we launched neostigmine methysulfate.

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

Business Segments

Our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) API products.  The finished pharmaceutical products segment currently manufactures, markets and distributes enoxaparin, naloxone, phytonadione, lidocaine, as well as various other critical and non-critical care drugs. The API segment currently manufactures and distributes RHI API and porcine insulin API. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Segment Reporting.”

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net revenues

	Three Months Ended
	March 31,		Change
	2018	2017	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products	$53,117	$55,934	$(2,817)	(5)%
API	5,276	736	4,540	617%
Total net revenues	$58,393	$56,670	$1,723	3%
Cost of revenues
Finished pharmaceutical products	$33,392	$31,624	$1,768	6%
API	7,940	2,218	5,722	258%
Total cost of revenues	$41,332	$33,842	$7,490	22%
Gross profit	$17,061	$22,828	$(5,767)	(25)%
as % of net revenues	29%	40%

The decrease in net revenues of the finished pharmaceutical products for the three months ended March 31, 2018, was primarily due to the following changes:

	Three Months Ended
	March 31,		Change
	2018	2017	Dollars	%
	(in thousands)
Finished pharmaceutical products net revenues
Lidocaine	$9,782	$8,289	$1,493	18%
Phytonadione	9,181	7,886	1,295	16%
Naloxone	8,927	10,939	(2,012)	(18)%
Enoxaparin	7,007	10,410	(3,403)	(33)%
Epinephrine	3,223	9,574	(6,351)	(66)%
Medroxyprogesterone	2,706	—	2,706	N/A
Other finished pharmaceutical products	12,291	8,836	3,455	39%
Total finished pharmaceutical products net revenues	$53,117	$55,934	$(2,817)	(5)%

In January 2018, we launched Medroxyprogesterone Acetate in a vial form, and in February 2018, we launched Medroxyprogesterone Acetate in a pre-filled syringe form. These were both approved by the FDA in November 2017.

The decrease in sales of enoxaparin was driven by lower unit volumes, which resulted in a decrease of approximately $2.0 million, as well as lower average selling prices, which resulted in a decrease of approximately $1.4 million. We expect that the average selling price and unit volumes of enoxaparin will continue to fluctuate in the near term as a result of competition.

The decrease in sales of naloxone was primarily driven by lower unit volumes. We anticipate that sales of this product may fluctuate due to increased competition driven by future competitor launches.

Higher unit volumes of lidocaine led to an increase in sales of approximately $0.9 million, while higher average selling price caused an increase in sales of approximately $0.6 million. The increase in sales of phytonadione was primarily driven by higher average selling price. Sales of epinephrine decreased primarily as a result of the discontinuation of our epinephrine injection, USP vial product in the second quarter of 2017 in accordance with the FDA’s request. Our epinephrine injection, USP vial product, was marketed under the “grandfather” exception to the FDA’s “Prescription

Drug Wrap-Up” program. In fiscal 2017, we recognized $17.8 million in net revenues for the sale of the discontinued vial product. The remainder of our epinephrine sales was from the pre-filled syringe, which remains on the market.

Sales of RHI API increased primarily due to the timing of customer purchases. We anticipate that sales of insulin API will continue to fluctuate and will likely decrease due to the inherent uncertainties related to sales to MannKind. In addition, most of our API sales are denominated in Euros, and the fluctuation in the value of the Euro versus the dollar has had, and will continue to have, an impact on API sales revenues in the near term.

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. We had a backlog of approximately $1.5 million as of March 31, 2018, primarily related to the timing of customer orders and fulfillment. Our backlog is generally not a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Cost of revenues

Changes in cost of revenues and the resulting gross margins decline were primarily due to increased production expenses, lower sales of naloxone, and the discontinuation of our epinephrine injection, USP vial product in the second quarter of 2017. Production expenses increased due to lower productivity at the U.S. facilities as we are in the process of increasing production of newly launched products and increased labor costs resulting from the implementation of new quality standards and increased hourly rates. This trend was partially offset by the sales of medroxyprogesterone acetate which was launched in January 2018. For the three months ended March 31, 2018, a charge of $1.9 million was recorded to adjust certain inventory items and related purchase commitments to their net realizable value, including $1.2 million for enoxaparin items.

The cost of heparin, which is the starting material for enoxaparin, has increased and is expected to increase further, putting downward pressure on our gross margins. However, we believe that this trend will be offset by sales of our higher-margin products, such as medroxyprogesterone acetate and neostigmine that were recently launched, and sodium nitroprusside which we plan to launch.

Selling, distribution and marketing, and general and administrative

	Three Months Ended
	2018	2017	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$1,721	$1,479	$242	16%
General and administrative	$10,998	$11,338	$(340)	(3)%

The increase in selling, distribution and marketing expenses is due to increased freight costs and increased expenses at the ANP business. The decrease in general and administrative expense was primarily due to lower legal expenses compared to the same period in 2017 (see Note 17 to the condensed consolidated financial statements for more information regarding litigation matters).

We expect that general and administrative expenses will increase on an annual basis due to increased costs associated with ongoing compliance with public company reporting obligations.

Research and development

	Three Months Ended
	March 31,		Change
	2018	2017	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$4,085	$3,980	$105	3%
Pre-launch inventory	738	711	27	4%
Clinical trials	808	835	(27)	(3)%
FDA fees	1,226	15	1,211	8,073%
Testing, operating and lab supplies	4,771	3,756	1,015	27%
Depreciation	1,220	1,074	146	14%
Other expenses	1,412	879	533	61%
Total research and development expenses	$14,260	$11,250	$3,010	27%

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

Testing, operating and lab supplies increased due to expenditures on materials for our pipeline products, particularly production of APIs for our pipeline at our ANP facility. FDA fees increased due to the NDA filing fee for a product we currently market under the grandfather exception.

We have made, and expect to continue to make, substantial investments in research and development to expand our product portfolio and grow our business. These costs will fluctuate significantly from quarter to quarter based on the timing of various clinical trials, the pre-launch costs associated with new products, and FDA filing fees. As we undertake new and challenging research and development projects, we anticipate that the associated costs will increase significantly over the next several quarters and years.

Gain on sale of intangible assets

	Three Months Ended
	March 31,		Change
	2018	2017	Dollars	%
	(in thousands)
Gain on sale of intangible assets	$—	$(2,643)	$2,643	(100)%

In February 2017, we sold the ANDAs that we acquired in March 2016 and recognized a gain of $2.6 million (see Note 8).

Provision for income tax expense (benefit)

	Three Months Ended
	March 31,		Change
	2018	2017	Dollars	%
	(in thousands)
Income tax expense (benefit)	$(1,784)	$611	$(2,395)	NM
Effective tax rate	20%	41%

The decrease in the effective tax rate for the three months ended March 31, 2018, was primarily due to the Tax Cuts and Jobs Act, or the Tax Act, which was enacted on December 22, 2017. The Act reduces the statutory U.S. federal corporate income tax rate from 35% to 21%.

Liquidity and Capital Resources

Cash Requirements and Sources

We need capital resources to maintain and expand our business. We expect our cash requirements to increase significantly in the foreseeable future as we sponsor clinical trials for, seek regulatory approvals of, and develop, manufacture and market our current development‑stage product candidates and pursue strategic acquisitions of businesses or assets. Our future capital expenditures include projects to upgrade, expand and improve our manufacturing facilities in the United States, China and France. Our cash obligations include the principal and interest payments due on our existing loans and lease payments, as described below and throughout this Quarterly Report on Form 10-Q. As of March 31, 2018, our foreign subsidiaries collectively held $12.4 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

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

Working capital decreased $19.1 million to $101.5 million at March 31, 2018, compared to $120.6 million at December 31, 2017.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the three months ended March 31, 2018:

Three Months Ended
March 31, 2018
(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$8,360
Investing activities	(8,738)
Financing activities	(10,828)
Effect of exchange rate changes on cash	159
Net decrease in cash, cash equivalents, and restricted cash	$(11,047)

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $8.4 million for the three months ended March 31, 2018, which included net loss of $7.2 million. Non-cash items were comprised of $3.9 million of depreciation and amortization, and $4.7 million of share-based compensation expense. Operating assets and liabilities changed primarily due to the timing of sales and purchases activities in the normal course of business and the timing of the related cash receipts and disbursements.

Investing Activities

Net cash used in investing activities was $8.7 million for the three months ended March 31, 2018, primarily as a result of $12.3 million in purchases of property, machinery, and equipment, which included $3.3 million incurred in the United States, $5.4 million in France, and $3.6 million in China. The cash used was partially offset by the $4.4 million receipt of the remaining consideration of the sale of the various ANDAs in February 2017 (see Note 8 to the condensed consolidated financial statements for more information).

Financing Activities

Net cash used in financing activities was $10.8 million for the three months ended March 31, 2018, primarily as a result of $7.6 million used to purchase treasury stock and $1.8 million of net proceeds used to settle share-based compensation awards under our equity plans. Additionally, we made $1.4 million in principal payments on our long-term debt.

Indebtedness

For more information regarding our outstanding indebtedness, see “Part I – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt”.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except that our outstanding debt obligations have changed as follows:

	March 31,	December 31,
	2018	2017	Change
	(in thousands)
Short-term debt and current portion of long-term debt	$6,061	$6,312	$(251)
Long-term debt	39,706	40,844	(1,138)
Total debt	$45,767	$47,156	$(1,389)

As of March 31, 2018, we had $43.0 million in unused borrowing capacity under revolving lines of credit with Cathay Bank and East West Bank.

Critical Accounting Polices

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2017.

There were no material changes to our critical accounting policies during the three months ended March 31, 2018, other than the adoption of ASC 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective transition method. The adoption of ASC 606 did not have a material impact on the Company’s revenue recognition or on the condensed consolidated financial statements and related disclosures. The results for the reporting period beginning after January 1, 2018, are presented in accordance with the new standard, although comparative information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see “Part I – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies”.

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

Government Regulation

Our products and facilities are subject to regulation by a number of federal and state governmental agencies. The Food and Drug Administration, or FDA, in particular, maintains oversight of the formulation, manufacture, distribution, packaging, and labeling of all of our products.  The Drug Enforcement Administration maintains oversight over our products that are considered controlled substances.

From April 19, 2018 to April 27, 2018, two contract laboratories that provide testing services for heparin sodium raw materials were inspected. The first inspection was for the laboratory providing testing services for our current heparin supplier. There was one Form 483 observation issued. The current heparin supplier plans to respond to the minor Form 483 within the required 15 working days and we expect the response to satisfy the requirements of the FDA and that no further actions will be necessary.  The second inspection was for the laboratory providing testing services of heparin sodium for the pending submission for our facility in Nanjing China. These vendors are related to our filing for the heparin sodium. There were no Form 483 observations issued. The inspections covered compliance with Good Laboratory Practice regarding the analytical testing performed for heparin sodium release.

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

Investment Risk

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary. As of March 31, 2018, we did not have any such investments.

As of March 31, 2018, we had $5.2 million deposited in six banks located in China, $7.1 million deposited in one bank located in France, and $0.1 million deposited in one bank located in the United Kingdom. We also maintained $35.7 million in cash equivalents that include money market accounts as of March 31, 2018. The remaining amounts of our cash equivalent as of March 31, 2018, are in non-interest bearing accounts.

Interest Rate Risk

Our primary exposure to market risk is interest‑rate‑sensitive investments and credit facilities, which are affected by changes in the general level of U.S. interest rates. Due to the nature of our short-term investments, we believe that we are not subject to any material interest rate risk with respect to our short-term investments.

As of March 31, 2018, we had $45.8 million in long-term debt and capital leases outstanding. Of this amount, $14.6 million had variable interest rates which were not locked-in through fixed interest rate swap contracts. The debt with variable interest rate exposure had a weighted-average interest rate of 4.8% at March 31, 2018. An increase in the index underlying these rates of 1% (100 basis points) would increase our annual interest expense on the debt with variable interest rate exposure by approximately $0.1 million per year.

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

Our Chinese subsidiary, ANP, maintains its books of record in Chinese Yuan. These books are remeasured into the functional currency of USD, using the current or historical exchange rates. The resulting currency remeasurement adjustments and other transactional foreign exchange gains and losses are reflected in our statement of operations.

Our French subsidiary, AFP, maintains its books of record in Euros. Our U.K. subsidiary, IMS UK, maintains its books of record in Great Britain Pounds. These books are translated to USD at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing exchange rate at the date of the equity transactions. Translation adjustments are reflected in stockholders’ equity and are included as a component of other comprehensive income.

We are also exposed to the potential earnings effects from intercompany foreign currency assets and liabilities that arise from normal trade receivables and payables and other intercompany loans.

We do not undertake hedging transactions to cover our foreign currency exposure. As of March 31, 2018, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would result in approximately $1.8 million reduction of foreign currency gains, and approximately $5.2 million reduction in other comprehensive income.

As of March 31, 2018, our foreign subsidiaries had cash balances denominated in foreign currencies in the amount of $8.2 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings,  see “Part I – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Litigation”.

ITEM 1A. RISK FACTORS

Except as noted below, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 14, 2018.

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

For the years ended December 31, 2017, 2016, 2015, and the three months ended March 31, 2018 and 2017, we recorded net revenues of $35.4 million, $27.6 million, $27.8 million, $11.4 million, and $5.8 million, respectively, from the unapproved products currently on the market: atropine, calcium chloride, morphine, dextrose and epinephrine prefilled syringes. We have filed three ANDAs and one NDA with respect to the remaining unapproved products in order to mitigate all risk associated with the marketing of unapproved drug products. In the interim, we continue to operate within the FDA Compliance Policy Guide, CPG Sec. 440.100 Marketed New Drugs Without Approved NDAs and ANDAs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock.

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
January 1 – January 31, 2018	128,056	$18.72	128,056	—
February 1 – February 28, 2018	148,942	18.50	148,942	—
March 1 – March 31, 2018	130,606	18.83	130,606	—

(1)

During the first quarter of 2018, we repurchased shares of our common stock as part of the share buyback program authorized by our Board of Directors on August 7, 2017.  As of March 31, 2018, $1.5 million remained available under such program.

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

Date: May 10, 2018

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 10, 2018