Form 10-Q
period 2018-09-30
Amphastar Pharmaceuticals, Inc.
filed 2018-11-09
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T  (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s only class of common stock as of November 2, 2018 was 46,098,467.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

Special Note About Forward-Looking Statements

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements relate to future events or future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the sales and marketing of our products;

•	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;

•	the timing and likelihood of FDA approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;

•	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;

•	our ability to compete in the development and marketing of our products and product candidates;
•	our expectations regarding the business expansion plans of our Chinese subsidiary, ANP;

•	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;

•	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our API customers;

•	the potential for our marketed products to be withdrawn due to patient adverse events or deaths, or if we fail to secure FDA approval for products subject to the Prescription Drug Wrap-Up program;

•	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;

•	the amount of price concessions or exclusion of suppliers adversely affecting our business;

•	our ability to establish and maintain intellectual property protection for our products and our ability to successfully defend our intellectual property in cases of alleged infringement;

•	the implementation of our business strategies, product development strategies and technology utilization;

•	the potential for exposure to product liability claims;

•	future acquisitions, divestitures or investments, including the anticipated benefits of such acquisitions, divestitures or investments;

•	our ability to expand internationally;

•	economic and industry trends and trend analysis;

•	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	global, national and local economic and market conditions, specifically with respect to geopolitical uncertainty;

•	the impact of trade tariffs or other trade barriers;

•	the impact of the Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate;

•	the impact of global and domestic tax reform, including the Tax Cuts and Jobs Act of 2017, or the Tax Act;

•	the timing for completion of the validation of the new construction at our ANP and IMS facilities; and

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,734	$65,594
Short-term investments	2,829	2,635
Restricted cash and short-term investments	4,155	4,155
Accounts receivable, net	43,816	35,996
Inventories	65,414	63,609
Income tax refunds and deposits	3,186	6,036
Prepaid expenses and other assets	6,670	9,753
Total current assets	194,804	187,778

Property, plant, and equipment, net	202,526	180,545
Goodwill and intangible assets, net	42,727	45,140
Other assets	11,127	8,663
Deferred tax assets	29,458	28,946

Total assets	$480,642	$451,072

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$76,362	$57,555
Income taxes payable	1,667	3,325
Current portion of long-term debt and capital leases	18,592	6,312
Total current liabilities	96,621	67,192

Long-term reserve for income tax liabilities	879	879
Long-term debt and capital leases, net of current portion	32,606	40,844
Deferred tax liabilities	1,303	1,361
Other long-term liabilities	7,963	7,060
Total liabilities	139,372	117,336
Commitments and contingencies:
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 50,883,467 and 46,159,652 shares issued and outstanding as of September 30, 2018 and 50,039,212 and 46,623,581 shares issued and outstanding as of December 31, 2017, respectively	5	5
Additional paid-in capital	330,265	313,891
Retained earnings	65,618	72,642
Accumulated other comprehensive loss	(3,576)	(2,100)
Treasury stock	(72,896)	(50,702)
Total Amphastar Pharmaceuticals, Inc. stockholders’ equity	319,416	333,736
Non-controlling interests	21,854	—
Total equity	341,270	333,736

Total liabilities and stockholders’ equity	$480,642	$451,072

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenues	$75,543	$57,916	$204,976	$179,773
Cost of revenues	46,283	37,363	132,680	109,754
Gross profit	29,260	20,553	72,296	70,019

Operating (income) expenses:
Selling, distribution, and marketing	1,963	1,756	5,560	4,831
General and administrative	13,407	11,665	36,074	35,237
Research and development	11,340	10,075	40,830	32,117
Gain on sale of intangible assets	—	—	—	(2,643)
Total operating expenses	26,710	23,496	82,464	69,542

Income (loss) from operations	2,550	(2,943)	(10,168)	477

Non-operating income (expenses):
Interest income	105	124	335	302
Interest expense	(124)	(264)	(242)	(692)
Other income (expenses), net	43	969	(440)	2,307
Total non-operating income (expenses), net	24	829	(347)	1,917

Income (loss) before income taxes	2,574	(2,114)	(10,515)	2,394
Income tax expense (benefit)	958	(2,213)	(2,137)	(466)

Net income (loss)	$1,616	$99	$(8,378)	$2,860

Net loss attributable to non-controlling interests	$(773)	$—	$(773)	$—

Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$2,389	$99	$(7,605)	$2,860

Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	$0.05	$0.00	$(0.16)	$0.06

Diluted	$0.05	$0.00	$(0.16)	$0.06

Weighted-average shares used to compute net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	46,241	46,101	46,437	46,065

Diluted	48,281	48,215	46,437	48,046

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$2,389	$99	$(7,605)	$2,860

Other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc., net of income taxes
Foreign currency translation adjustment	(410)	625	(1,476)	2,101
Total other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	(410)	625	(1,476)	2,101

Total comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$1,979	$724	$(9,081)	$4,961

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$(8,378)	$2,860
Reconciliation to net cash provided by operating activities:
Loss (gain) on disposal and impairment of long-lived assets	390	(2,283)
Depreciation of property, plant, and equipment	10,414	9,668
Amortization of product rights, trademarks, and patents	1,722	2,139
Share-based compensation expense	12,770	12,905
Changes in operating assets and liabilities:
Accounts receivable, net	(7,856)	2,909
Inventories	(1,884)	12,382
Prepaid expenses and other assets	(429)	(3,791)
Income tax refund, deposits, and payable	1,193	(5,325)
Accounts payable and accrued liabilities	20,732	(2,020)
Net cash provided by operating activities	28,674	29,444

Cash Flows From Investing Activities:
Purchases and construction of property, plant, and equipment	(37,226)	(24,981)
Sale of intangible assets	4,400	2,000
Purchase of short-term investments	(306)	(5,645)
Maturity of short-term investments	91	3,650
Changes in restricted short-term investments	—	(900)
Payment of deposits and other assets	(344)	(885)
Net cash used in investing activities	(33,385)	(26,761)

Cash Flows From Financing Activities:
Proceeds from the private placement of ANP	26,202	—
Proceeds from equity plans, net of withholding tax payments	274	7,255
Purchase of treasury stock	(22,440)	(24,773)
Proceeds from borrowing under lines of credit	347	—
Proceeds from issuance of long-term debt	8,000	18,983
Principal payments on long-term debt	(4,297)	(8,381)
Net cash provided by (used in) financing activities	8,086	(6,916)

Effect of exchange rate changes on cash	(235)	664

Net increase (decrease) in cash, cash equivalents, and restricted cash	3,140	(3,569)

Cash, cash equivalents, and restricted cash at beginning of period	67,459	72,354

Cash, cash equivalents, and restricted cash at end of period	$70,599	$68,785

Noncash Investing and Financing Activities:
Equipment acquired under capital leases	$14	$—

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$1,728	$1,334
Income taxes paid	$163	$4,876

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  General

Amphastar Pharmaceuticals, Inc., a California corporation, was incorporated in February 1996 and merged with and into Amphastar Pharmaceuticals, Inc., a Delaware corporation, in July 2004 (together with its subsidiaries, hereinafter referred to as “the Company”). The Company is a specialty pharmaceutical company that primarily develops, manufactures, markets, and sells generic and proprietary injectable, inhalation, and intranasal products, including products with high technical barriers to market entry. Additionally, the Company sells insulin active pharmaceutical ingredient, or API, products. Most of the Company’s products are used in hospital or urgent care clinical settings and are primarily contracted and distributed through group purchasing organizations and drug wholesalers. The Company’s insulin API products are sold to other pharmaceutical companies for use in their own products and are being used by the Company in the development of injectable finished pharmaceutical products. The Company’s inhalation products will be primarily distributed through drug retailers when they are brought to market.

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and are prepared in accordance with the requirements of the SEC for interim reporting. The Company’s subsidiaries include: (1) International Medication Systems, Limited, or IMS, (2) Armstrong Pharmaceuticals, Inc., or Armstrong, (3) Amphastar Nanjing Pharmaceuticals Inc., or ANP, (4) Nanjing Letop Fine Chemistry Co., Ltd., or Letop, (5) Nanjing Hanxin Pharmaceutical Technology Co., Ltd, or Hanxin, (6) Nanjing Baixin Trading Co. Ltd., or Baixin, (7) Amphastar France Pharmaceuticals, S.A.S., or AFP, (8) Amphastar UK Ltd., or AUK, and (9) International Medication Systems (UK) Limited, or IMS UK.

In July 2018, ANP completed a private placement of its common equity interest to accredited investors for aggregate gross proceeds of approximately $57.2 million, of which $26.2 million has been received by ANP as of September 30, 2018. The investors are required to complete their contributions in cash by December 31, 2018. The Company has retained approximately 58% of the equity interest in ANP immediately after the private placement and continues to consolidate the financial results of ANP with the Company’s results of operations. ANP’s net income or loss after July 2, 2018, was attributed to the Company in accordance with the Company’s equity interest of approximately 58% in ANP.

During the quarter ended September 30, 2018, the Company identified errors in its accounting primarily related to the depreciation of certain leasehold improvements within property, plant and equipment. The errors were not material to any of the Company’s prior period annual or interim financial statements. However, for comparative purposes, the Company has revised the prior period condensed consolidated financial statements included herein. As a result, the net income for the three and nine months ended September 30, 2017 was reduced by $0.1 million and $0.2 million, respectively. The

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

errors did not result in a change to the basic or diluted net income per share for the three months ended September 30, 2017. The basic net income per share for the nine months ended September 30, 2017, was reduced by $0.01. The error did not result in a change to the diluted net income per share for the nine months ended September 30, 2017. The balances of property, plant, and equipment, net and retained earnings as of December 31, 2017, were reduced by $4.8 million and $3.6 million, respectively. The error did not result in a change to the net cash provided by operating activities in the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2017. The Company will revise additional financial statements and disclosures as applicable in future filings.

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

The Company’s French subsidiary, AFP, maintains its book of record in Euros. Its other Chinese subsidiaries maintain their books of record in Chinese Yuan. Its U.K. subsidiary, IMS UK, maintains its book of record in Great Britain Pounds. These local currencies have been determined to be the subsidiaries’ respective functional currencies. These books of record are translated into USD using average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transactions. Translation adjustments are reflected in stockholders’ equity and are included as a component of other accumulated comprehensive income (loss). The unrealized gains or losses of intercompany foreign currency transactions that are of a long-term investment nature are reported in other accumulated comprehensive income (loss). The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature for the three and nine months ended September 30, 2018, were $0.2 million loss and $1.0 million loss, respectively, and for the three and nine months ended September 30, 2017, were $1.1 million gain and $3.8 million gain, respectively.

The Company does not undertake hedging transactions to cover its foreign currency exposure.

Comprehensive Income (loss)

For the three and nine months ended September 30, 2018 and 2017, the Company included its foreign currency translation gain or loss as part of its comprehensive income (loss).

Restricted Cash and Short-term Investments

Restricted cash and short-term investments are collateral required for the Company to effect a standby letter of credit and to qualify for workers’ compensation self-insurance and are available to meet the Company’s workers’ compensation obligations on a current basis, as needed. As of September 30, 2018 and December 31, 2017, restricted cash and short-

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

term investments included $1.9 million in cash and $2.3 million in certificates of deposit, respectively. The certificates of deposit have original maturities greater than three months and are classified as short-term investments.

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

Deferred Income Taxes

The Company utilizes the liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized. At September 30, 2018, the Company was in the process of completing its accounting for the tax effects of the enactment of the Tax Act.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Non-employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees. The Company early adopted the guidance on July 1, 2018. The adoption did not have a material impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds certain disclosure requirements to ASC 820, Fair Value

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Measurement. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted. The Company does not believe that the adoption of this accounting guidance will have a material impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, which removes, modifies, and adds certain disclosure requirements to ASC 715-20, Defined Benefit Plans. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2021. Early adoption is permitted. The Company does not believe that the adoption of this accounting guidance will have a material impact on its consolidated financial statements and related disclosures.

In October 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities, which requires indirect interests held through related parties in common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted. The Company currently does not believe that the adoption of this accounting guidance will have a material impact on its consolidated financial statements and related disclosures.

In November 2018, the FASB issued ASU No. 2018-18, Clarifying the Interaction between Topic 808 and Topic 606, which requires transactions in collaborative arrangements to be accounted for under ASC 606, Revenue from Contracts with Customers, or ASC 606, if the counterparty is a customer for a good or service that is a distinct unit of account. The amendments also preclude entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted, including in any interim period.  The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

Note 3.  Revenue Recognition

In 2018, the Company adopted ASC 606 using the modified retrospective transition method. The adoption of ASC 606 did not have a material impact on the Company’s revenue recognition or on the condensed consolidated financial statements and related disclosures. Subsequent to the adoption of ASC 606 revenue is recognized at the time that the Company’s customers obtain control of the promised goods. Revenues derived from contract manufacturing services are recognized when third-party products are shipped to customers, after the customer has accepted test samples of the products to be shipped. The results for the reporting period beginning after January 1, 2018, are presented in accordance with the new standard, although comparative information continues to be reported under the accounting standards and policies in effect for those periods. For the accounting policy related to revenue recognition for the years ended prior to and on December 31, 2017, see Note 4, Revenue Recognition, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The provision for chargebacks and rebates is reflected in net revenues. The following table is an analysis of the chargeback and rebate provision:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Beginning balance	$18,470	$39,709
Provision for chargebacks and rebates	88,797	120,546
Credits and payments issued to third parties	(86,892)	(148,037)
Ending balance	$20,375	$12,218

Changes in the chargeback provision from period to period are primarily dependent on the Company’s sales to its wholesalers, the level of inventory held by wholesalers, and the wholesaler’s customer mix. Changes in the rebate provision from period to period are primarily dependent on retailer’s and other indirect customers’ purchases. The approach that the Company uses to estimate chargebacks has been consistently applied for all periods presented. Variations in estimates have been historically small. The Company continually monitors the provision for chargebacks and rebates and makes adjustments when it believes that the actual chargebacks and rebates may differ from the estimates. The settlement of chargebacks and rebates generally occurs within 30 days to 60 days after the sale to wholesalers. Accounts receivable and/or accounts payable and accrued liabilities are reduced and/or increased by the chargebacks and rebate amounts depending on whether the Company has the right to offset with the customer. Of the provision for chargebacks and rebates as of September 30, 2018 and December 31, 2017, $8.5 million and $6.8 million were included in accounts receivable, net, on the condensed consolidated balance sheets, respectively. The remaining provision of $11.9 million and $11.7 million were included in accounts payable and accrued liabilities, respectively.

Accrual for Product Returns

The Company offers most customers the right to return qualified excess or expired inventory for partial credit; however, API product sales are generally non-returnable. The Company’s product returns primarily consist of the returns of expired products from sales made in prior periods. Returned products cannot be resold. At the time product revenue is recognized, the Company records an accrual for product returns estimated using the expected value method. The accrual is based, in part, upon the historical relationship of product returns to sales and customer contract terms. The Company also assesses other factors that could affect product returns including market conditions, product obsolescence, and the introduction of new competition. Although these factors do not normally give the Company’s customers the right to return products outside of the regular return policy, the Company realizes that such factors could ultimately lead to increased returns. The Company analyzes these situations on a case-by-case basis and makes adjustments to the product return reserve as appropriate. As of September 30, 2018 and December 31, 2017, cumulative sales of approximately $0.6 million and $1.2 million, respectively, for one of the Company’s products were not recognized in revenues, due to insufficient information available to determine that a significant reversal of such amount will not occur when the uncertainty associated with the return refund is subsequently resolved.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provision for product returns is reflected in net revenues. The following table is an analysis of product return liability:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Beginning balance	$6,522	$3,143
Provision for product returns	2,248	4,196
Credits issued to third parties	(1,995)	(1,825)
Ending balance	$6,775	$5,514

Of the provision of product returns as of September 30, 2018 and December 31, 2017, $4.7 million and $4.1 million were included in accounts payable and accrued liabilities on the condensed consolidated balance sheets, respectively. The remaining provision of $2.1 million and $2.4 million were included in other long-term liabilities, respectively. For the nine months ended September 30, 2018 and 2017,  the Company’s aggregate product return rate was 1.3% and 1.2% of qualified sales, respectively.

Note 4.  Income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders

Basic net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders is calculated based upon the weighted-average number of shares outstanding during the period. Diluted net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders gives effect to all potential dilutive shares outstanding during the period, such as stock options, non-vested restricted stock units, and shares issuable under the Company’s Employee Stock Purchase Plan, or ESPP.

For the three months ended September 30, 2018, options to purchase 1,273,884 shares of stock with a weighted-average exercise price of $20.46 per share were excluded in the computation of diluted net income per common share attributable to Amphastar Pharmaceuticals, Inc. shareholders because the effect from the assumed exercise of these options would be anti-dilutive.

As the Company reported a net loss for the nine months ended September 30, 2018, the diluted net loss per share attributable to Amphastar Pharmaceuticals, Inc. shareholders, as reported, equals the basic net loss per share attributable to Amphastar Pharmaceuticals, Inc. shareholders since the effect of the assumed exercise of stock options, vesting of non-vested RSUs, and issuance of common shares under the Company’s ESPP are anti-dilutive. Total stock options, non-vested RSUs, and shares issuable under the Company’s ESPP excluded from the nine months ended September 30, 2018, net loss per share were 10,646,602 stock options; 1,210,718 non-vested RSUs, and 60,854 shares issuable under the ESPP.

For the three and nine months ended September 30, 2017, options to purchase 1,162,850 and 2,424,430 shares of stock with a weighted-average exercise price of $27.87 per share and $21.93 per shares, respectively, were excluded in the computation of diluted net income per common share attributable to Amphastar Pharmaceuticals, Inc. shareholders because the effect from the assumed exercise of these options would be anti-dilutive.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the calculation of basic and diluted net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Basic and dilutive numerator:
Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$2,389	$99	$(7,605)	$2,860
Denominator:
Weighted-average shares outstanding — basic	46,241	46,101	46,437	46,065

Net effect of dilutive securities:
Incremental shares from equity awards	2,040	2,114	—	1,981
Weighted-average shares outstanding — diluted	48,281	48,215	46,437	48,046
Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders — basic	$0.05	$0.00	$(0.16)	$0.06
Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders — diluted	$0.05	$0.00	$(0.16)	$0.06

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information by reporting segment is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Net revenues:
Finished pharmaceutical products	$71,767	$54,455	$188,125	$174,154
API	3,776	3,461	16,851	5,619
Total net revenues	75,543	57,916	204,976	179,773

Gross profit:
Finished pharmaceutical products	30,571	21,222	77,856	74,289
API	(1,311)	(669)	(5,560)	(4,270)
Total gross profit	29,260	20,553	72,296	70,019

Operating expenses	26,710	23,496	82,464	69,542

Income (loss) from operations	2,550	(2,943)	(10,168)	477
Non-operating income	24	829	(347)	1,917

Income (loss) before income taxes	$2,574	$(2,114)	$(10,515)	$2,394

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Finished pharmaceutical products net revenues:
Enoxaparin	$18,564	$6,549	$34,286	$25,247
Lidocaine	9,875	9,596	29,667	27,218
Naloxone	9,432	12,709	29,492	33,909
Phytonadione	8,968	9,352	28,955	27,242
Medroxyprogesterone	7,552	—	16,623	—
Epinephrine	1,881	2,027	8,791	22,249
Other finished pharmaceutical products	15,495	14,222	40,311	38,289
Total finished pharmaceutical products net revenues	$71,767	$54,455	$188,125	$174,154

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net revenues and carrying values of long-lived assets of enterprises by geographic regions are as follows:

	Net Revenue				Long-Lived Assets
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2018	2017	2018	2017	2018	2017
	(in thousands)
United States	$72,477	$55,346	$194,141	$175,075	$109,394	$105,441
China	—	—	—	—	50,955	41,078
France	3,066	2,570	10,835	4,698	42,177	34,026
United Kingdom	—	—	—	—	—	—
Total	$75,543	$57,916	$204,976	$179,773	$202,526	$180,545

Note 6.  Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products as well as suppliers of a broad range of health care products. The Company considers these three customers to be its major customers, as each individually, and these customers collectively, represented a significant percentage of the Company’s net revenue for the three and nine months ended September 30, 2018 and 2017, and accounts receivable as of September 30, 2018 and December 31, 2017, respectively. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
			Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2018	2017	2018	2017	2018	2017
McKesson	19%	22%	30%	27%	27%	27%
AmerisourceBergen	30%	33%	30%	24%	28%	27%
Cardinal Health	24%	12%	23%	25%	22%	25%

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

As of September 30, 2018, cash equivalents include money market accounts. Short-term investments consist of certificates of deposit with original expiration dates within 12 months. These certificates of deposit are carried at amortized cost in the Company’s consolidated balance sheet, which approximates their fair value determined based on Level 2 inputs. The restrictions on restricted cash and short-term investments have a negligible effect on the fair value of these financial assets.

The Company does not hold any Level 2 or Level 3 instruments that are measured for fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include long-lived assets, goodwill, and intangible assets for which the fair value of assets is determined as part of the related impairment test. As of September 30, 2018 and December 31, 2017, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.  Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
Cortrosyn® product rights	12	$27,134	$27,134	$—
IMS (UK) international product rights	10	9,114	1,974	7,140
Patents	12	486	202	284
Land-use rights	39	2,540	469	2,071
Other intangible assets	4	69	59	10
Subtotal	12	39,343	29,838	9,505
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,997	—	3,997
Subtotal	*	33,222	—	33,222
As of September 30, 2018	*	$72,565	$29,838	$42,727

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
Cortrosyn® product rights	12	$27,134	$26,243	$891
IMS (UK) international product rights	10	9,440	1,337	8,103
Patents	12	486	170	316
Land-use rights	39	2,540	419	2,121
Other intangible assets	4	69	46	23
Subtotal	12	39,669	28,215	11,454
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	4,461	—	4,461
Subtotal	*	33,686	—	33,686
As of December 31, 2017	*	$73,355	$28,215	$45,140

*Intangible assets with indefinite lives have an indeterminable average life.

Sale of Fourteen Injectable ANDAs

In March 2016, the Company acquired 14 abbreviated new drug applications, or ANDAs, representing 11 different injectable chemical entities from Hikma Pharmaceuticals PLC. In February 2017, the Company sold the 14 ANDAs to an unrelated party. The consideration included a purchase price of $6.4 million of which $1.0 million was received upon closing, $1.0 million was received in the second quarter of 2017 and the remaining $4.4 million was received in January 2018. In addition to the purchase price, the purchaser agreed to pay the Company a royalty fee equal to 2% of net sales derived from purchaser’s sales of the products for the period from February 2017 through February 2027. The Company has not recognized any royalty fee revenue. The Company recognized a gain of $2.6 million within operating (income) expenses on its condensed consolidated statement of operations for the nine months ended September 30, 2017.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill

The changes in the carrying amounts of goodwill were as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)
Beginning balance	$4,461	$3,976
Currency translation	(464)	485
Ending balance	$3,997	$4,461

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene® Mist, an over-the-counter bronchodilator product, which are recorded at the allocated fair value of $29.2 million, its carrying value as of September 30, 2018.

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

In 2013, the Company filed a new drug application, or NDA, for Primatene® Mist, which is delivered by a metered dose inhaler with a non-CFC propellant.  In November 2018, the FDA approved the NDA for Primatene® Mist.

Note  9.  Inventories

Inventories consist of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)
Raw materials and supplies	$28,560	$19,973
Work in process	26,308	22,469
Finished goods	10,546	21,167
Total inventories	$65,414	$63,609

Charges totaling $3.5 million and $6.6 million were included in the cost of revenues in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2018, respectively, to adjust the Company’s inventory and related firm inventory purchase commitments to their net realizable value. For the three and nine months ended September 30, 2017, charges totaling $2.2 million and $7.3 million were included in the cost of revenues, respectively, to adjust the Company’s inventory and related firm inventory purchase commitments to their net realizable value.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.  Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)
Buildings	$90,990	$89,124
Leasehold improvements	30,033	29,847
Land	7,645	7,110
Machinery and equipment	138,727	118,056
Furniture, fixtures, and automobiles	18,324	16,385
Construction in progress	64,821	58,145
Total property, plant, and equipment	350,540	318,667
Less accumulated depreciation	(148,014)	(138,122)
Total property, plant, and equipment, net	$202,526	$180,545

Note 11.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)
Accrued customer fees and rebates	$18,037	$15,981
Accrued payroll and related benefits	20,331	15,680
Accrued product returns, current portion	4,685	4,133
Other accrued liabilities	10,641	5,132
Total accrued liabilities	53,694	40,926
Accounts payable	22,668	16,629
Total accounts payable and accrued liabilities	$76,362	$57,555

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note  12.  Debt

Debt consists of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)
Loans with East West Bank

Line of credit facility due December 2018	$—	$—
Equipment loan due January 2019	513	1,668
Mortgage payable due February 2021	3,513	3,577
Equipment loan due June 2021	3,367	4,286
Equipment line of credit due December 2022	8,000	—
Mortgage payable due October 2026	3,479	3,524
Mortgage payable due June 2027	8,836	8,936

Loans with Cathay Bank

Line of credit facility due May 2020	—	—
Acquisition loan due April 2019	13,542	15,073
Mortgage payable due August 2027	7,670	7,795

Loans with Bank of Nanjing
Working capital loan due June 2019	347	—

Loans with Seine-Normandie Water Agency

French government loan 1 paid March 2018	—	17
French government loan 2 due June 2020	54	85
French government loan 3 due July 2021	172	239

Payment Obligation to Merck	575	599

Equipment under Capital Leases	1,130	1,357
Total debt and capital leases	51,198	47,156
Less current portion of long-term debt and capital leases	18,592	6,312
Long-term debt and capital leases, net of current portion	$32,606	$40,844

As of September 30, 2018, the fair value of the loans approximates their carrying amount. The interest rate used in the fair value estimation was determined to be a Level 2 input. For certain loans with East West Bank, the Company has entered into fixed interest rate swap contracts to exchange the variable interest rates for fixed interest rates over the life of certain debt instruments without the exchange of the underlying notional debt amount. The interest rate swap contracts do not qualify for hedge accounting and are recorded at fair value based on Level 2 inputs. These swap contacts have an aggregate fair value of $0.5 million and $0.1 million as of September 30, 2018 and December 31, 2017, respectively.  The change in fair value is recorded in other income (expense) in the Company’s condensed consolidated statement of operations.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans with East West Bank

Equipment Credit Line—Due December 2022

In June 2018, the Company drew down $8.0 million on the equipment credit line from East West Bank, which is due in December 2022. The loan bears a variable interest rate at the Prime Rate as published by The Wall Street Journal. The Company entered into a fixed interest rate swap contract on this facility to exchange the variable interest rate for a fixed interest rate of 5.87% over the life of the facility without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting and will be recorded at fair value based on Level 2 inputs. As of September 30, 2018, the Company had $8.0 million outstanding under this facility.

Covenants

At September 30, 2018 and December 31, 2017, the Company was in compliance with its debt covenants, which include a minimum current ratio, minimum debt service coverage, minimum tangible net worth, maximum debt-to-effective-tangible-net-worth ratio, and minimum deposit requirements, computed on a consolidated basis.

Equipment under Capital Leases

The Company entered into leases for certain equipment under capital leasing arrangements which will expire at various times through 2023. The cost of equipment under capital leases was $1.6 million at September 30, 2018 and December 31, 2017.

Note 13.  Income Taxes

The following table sets forth the Company’s income tax provision for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Income (loss) before taxes	$2,574	$(2,114)	$(10,515)	$2,394
Income tax expense (benefit)	958	(2,213)	(2,137)	(466)
Net income (loss)	$1,616	$99	$(8,378)	$2,860
Income tax provision as a percentage of income before income taxes	37.2%	104.7%	20.3%	(19.5)%

The difference in the Company’s effective tax rate for the three and nine months ended September 30, 2018 was primarily due to differences in income (loss) before taxes and timing of discrete items, as well as the Tax Act, which was enacted on December 22, 2017. The Tax Act, among other things, reduces the statutory U.S. federal corporate income tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. In March 2018, the FASB issued ASU No. 2018-05 to incorporate Staff Accounting Bulletin, or SAB 118, pursuant to which the Company’s final analysis will be completed over a one-year measurement period ending December 22, 2018, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. During the three and nine months ended September 30, 2018, the Company has made no material changes to the provisional amounts recorded at December 31, 2017. The Company will continue to refine its calculations as additional analysis and changes to certain amounts and estimates are completed and tax returns are filed. The Company’s estimates may also be affected as it gains a more thorough understanding of the tax law. During the nine months ended September 30, 2018, the Company recognized a discrete tax benefit of $1.3 million for previously unrecognized tax benefits upon a favorable state audit resolution.

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

The Company has discontinued recognizing AFP’s income tax benefits by recording a full valuation allowance until it is determined that it is more likely than not that AFP will generate sufficient taxable income to realize its deferred income tax assets.

Note 14.  Stockholders’ Equity

Changes in stockholders’ equity consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Stockholders’ equity beginning balance	$316,975	$330,478	$333,736	$326,523
Beginning balance adjustment as a result of the adoption of new accounting standards	—	—	582	872
Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	2,389	99	(7,605)	2,860
Other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	(410)	625	(1,476)	2,101
Proceeds from the private placement of ANP	26,202	—	26,202	—
Net loss attributable to non-controlling interests	(773)	—	(773)	—
Net proceeds from equity plans, net of withholding tax payments	568	(23)	274	7,255
Share-based compensation expense	3,908	4,156	12,770	12,905
Purchase of treasury stock	(7,589)	(7,592)	(22,440)	(24,773)
Stockholders’ equity ending balance	$341,270	$327,743	$341,270	$327,743

Share Buyback Program

Pursuant to the Company’s share buyback program, the Company purchased 441,175 and 1,278,916 shares of its common stock during the three and nine months ended September 30, 2018, for total consideration of $7.6 million and $22.4 million, respectively. The Company purchased 472,379 and 1,584,661 shares of its common stock during the three and nine months ended September 30, 2017, for total consideration of $7.6 million and $24.8 million, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The 2015 Equity Incentive Plan

As of September 30, 2018, the Company reserved an aggregate of 5,511,252 shares of common stock for future issuance under the 2015 Equity Incentive Plan, or the 2015 Plan. In January 2018, an additional 1,165,590 shares were reserved under the 2015 Plan pursuant to the evergreen provision.

Share-Based Award Activity and Balances

The Company accounts for share-based compensation payments in accordance with ASC 718, which requires measurement and recognition of compensation expense at fair value for all share-based payment awards made to employees and directors. Under these standards, the fair value of option awards and the option components of the Employee Stock Purchase Plan awards are estimated at the grant date using the Black-Scholes option-pricing model. The fair value of RSUs is estimated at the grant date using the Company’s common share price. Prior to the adoption of ASU No. 2018-07, Improvements to Non-employees Share-Based Payment Accounting, non-vested stock options held by non-employees were revalued at each balance sheet date. As a result of the Company’s early adoption of the guidance on July 1, 2018, stock options held by non-employees are no longer revalued after grant. The portion that is expected to vest is amortized and recognized in compensation expense on a straight-line basis over the requisite service period, generally from the grant date to the vesting date.

The weighted-averages for key assumptions used in determining the fair value of options granted during the three and nine months ended September 30, 2018 and 2017, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Average volatility	40.3%	36.9%	39.9%	37.0%
Risk-free interest rate	2.8%	2.0%	2.7%	2.1%
Weighted-average expected life in years	6.3	6.3	5.7	5.5
Dividend yield rate	—%	—%	—%	—%

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of option activity under all plans for the nine months ended September 30, 2018, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2017	10,898,701	$14.65
Options granted	1,088,313	20.15
Options exercised	(824,003)	12.32
Options cancelled	(131,530)	13.47
Options expired	(384,879)	34.99
Outstanding as of September 30, 2018	10,646,602	$14.67	4.94	$50,196
Exercisable as of September 30, 2018	7,361,813	$14.32	3.73	$36,501

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock for those awards that have an exercise price below the estimated fair value at September 30, 2018.

For the three and nine months ended September 30, 2018,  the Company recorded expenses of $1.8 million and $6.4 million, respectively, related to stock options granted under all plans. For the three and nine months ended September 30, 2017,  the Company recorded expenses of $2.1 million and $6.4 million, respectively, related to stock options granted under all plans.

Information relating to option grants and exercises is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Weighted-average grant date fair value per option share	$7.90	$6.23	$7.79	$4.95
Intrinsic value of options exercised	2,302	1,668	3,640	4,730
Cash received from options exercised	1,537	782	4,048	9,521
Total fair value of the options vested during the year	93	779	7,963	6,984

A summary of the status of the Company’s non-vested options as of September 30, 2018, and changes during the nine months ended September 30, 2018, is presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2017	4,310,241	$4.21
Options granted	1,088,313	7.79
Options vested	(1,982,235)	4.02
Options forfeited	(131,530)	5.00
Non-vested as of September 30, 2018	3,284,789	5.47

As of September 30, 2018, there was $12.9 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.4 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period using the straight-line method. During the three and nine months ended September 30, 2018, the Company recorded expenses of $1.9 million and $5.9 million, respectively, related to RSU awards granted under all plans. During the three and nine months ended September 30, 2017, the Company recorded expenses of $1.9 million and $5.9 million, respectively, related to RSU awards granted under all plans.

As of September 30, 2018, there was $14.1 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.4 years and will be adjusted for future changes in estimated forfeitures.

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
		Value of RSUs
		Issued
	Total RSUs	as
	Issued	Compensation(1)
		(in thousands)
RSUs outstanding at December 31, 2017	1,392,781
RSUs granted	436,309	$8,484
RSUs forfeited	(49,480)
RSUs vested(2)	(568,892)
RSUs outstanding at September 30, 2018	1,210,718

(1)	The total fair market value is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 206,430 shares of common stock were surrendered to fulfill tax withholding obligations.

The Company recorded share-based compensation expense under all plans and it is included in the Company’s consolidated statement of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenues	$884	$815	$3,025	$2,843
Operating expenses:
Selling, distribution, and marketing	86	88	297	237
General and administrative	2,615	2,947	8,251	8,715
Research and development	323	306	1,197	1,110
Total share-based compensation	$3,908	$4,156	$12,770	$12,905

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15.  Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the three and nine months ended September 30, 2018, were approximately $0.3 million and $0.9 million, respectively, compared to the prior year expense of $0.3 million and $0.8 million for the three and nine months ended September 30, 2017, respectively.

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

The liability under the plan is based on a discount rate of 1.60% as of September 30, 2018 and December 31, 2017, respectively. The liability is included in accrued liabilities in the accompanying consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.2 million and $2.1 million at September 30, 2018 and December 31, 2017, respectively. The Company recorded an immaterial amount of expense under the plan for the three months ended September 30, 2018, and $0.2 million for the nine months ended September 30, 2018. The Company recorded an immaterial amount of expense under the plan for the three months ended September 30, 2017, and $0.1 million for the nine months ended September 30, 2017.

Note 16.  Commitments and Contingencies

Collaboration Agreements with Medical Device Manufacturers

In August 2014, the Company entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by the Company for one of its pipeline products. As of September 30, 2018, the Company has paid an upfront payment of $0.5 million and $1.5 million in milestone payments under this agreement, which were classified as research and development expense as the milestones were met. The Company is obligated to pay up to an additional $0.5 million if certain research and development milestones are met. As of September 30, 2018, no such obligation existed. Pursuant to the collaboration agreement, if the medical device manufacturer is successful in the development of this drug delivery system and the Company’s pipeline products receive appropriate regulatory approval, the Company intends to enter into a commercial supply agreement with such medical device manufacturer for a minimum purchase of 1.0 million units during the first 12 months.

In October 2017, the Company entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by the Company for one of its pipeline products for a total of $1.6 million. As of September 30, 2018, the Company has paid and expensed an upfront payment of $0.4 million and $0.2 million in milestone payments under this agreement, which were classified as research and development expense as the milestones were met. The Company is obligated to pay up to an additional $1.0 million, if certain research and development milestones are met. As of September 30, 2018, no such obligation existed for the milestones. In addition, pursuant to the collaboration agreement, if the medical device manufacturer is successful in the development of this drug delivery system and the Company’s pipeline products receive appropriate regulatory approval, the Company intends to enter into a commercial supply agreement with such medical device manufacturer under which the Company is obligated to pay an additional $1.0 million if certain commercial development milestones are met and to purchase a minimum of 100,000 units per year for three years.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Operating Lease Agreements

The Company leases real and personal property in the normal course of business under various non-cancelable operating leases. The Company, at its option, can renew a substantial portion of its leases, at the market rate, for various renewal periods ranging from one to six years. Rental expense under these leases for the three and nine months ended September 30, 2018, was approximately $1.1 million and $3.1 million, respectively, compared to $0.9 million and $2.6 million for the three and nine months ended September 30, 2017, respectively.

Purchase Commitments

As of September 30, 2018, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $55.0 million. The Company anticipates that most of these commitments with remaining terms in excess of one year will be fulfilled by 2019. In addition, the Company is obligated to pay a supplier certain payments up to $1.5 million based on the sales of one of the Company’s products.

In accordance with certain agreements between ANP and the Chinese government, in January 2010 and November 2012, the Company acquired certain land-use rights for $1.2 million and $1.3 million, respectively.  As required by these agreements, the Company has committed to spending approximately $15.0 million in the related land development, which primarily includes the construction of fixed assets according to a specified timetable. As of September 30, 2018, the Company has spent $4.3 million on such construction. The current pace of the land development is behind the schedules described in the purchase agreements and potential monetary penalties could result if the development is delayed or not completed in accordance with the terms of the agreements. The Company is in discussion with the Chinese government regarding the development and believes that the likelihood of incurring any penalty is remote.

Note 17.  Related-Party Transactions

ANP Private Placement

In July 2018, ANP completed a private placement of its common equity interest to accredited investors for aggregate gross proceeds of approximately $57.2 million. The investors are required to complete their contributions in cash by December 31, 2018. In connection with the private placement, all of the executive officers of the Company, Stephen Shohet, Howard Lee, and Richard Koo, directors of the Company, and certain employees of ANP entered into subscription agreements (each, a “Subscription Agreement”) for the indirect investment in ANP. These Subscription Agreements were transacted either through an investment in Amphastar Cayman, a Cayman Islands limited liability company, Qianqia, or Zhongpan, Chinese partnerships. The total aggregate gross proceeds from such executive officers and directors were approximately $29.7 million.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18.  Litigation

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company will continue to vigorously defend the jury’s verdict, including against any appeal by the Plaintiffs. The Company intends to continue to pursue its attempt to collect the $100.1 million bond posted by Momenta and Sandoz.

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

On July 20, 2015, the Company filed with the Ninth Circuit a notice of appeal of the California District Court’s dismissal of the case, and Aventis filed a notice of cross-appeal on August 5, 2015. On November 12, 2015, Aventis filed a pleading asking that the California District Court impose various monetary penalties and fines against the Company, including disgorgement of enoxaparin revenues and attorneys’ fees expended by Aventis in this action, based on Aventis’ allegations that the Company engaged in sanctionable conduct. On November 23, 2015, the California District Court issued an order setting forth a procedure for sanctions proceedings as to the Company as well as its outside counsel. On December 24, 2015, the Company filed a pleading with the California District Court opposing the imposition of sanctions, and on January 20, 2016, Aventis filed a response pleading further pressing for the imposition of sanctions. On May 4, 2016, the California District Court issued three orders requesting that the Company and its outside counsel file a document showing cause as to why sanctions should not be imposed and to set up a conference call with the partiers and the court to discuss whether any discovery and/or a hearing is necessary. On June 13, 2016, the Company and its outside counsel each filed responses to the court’s order to show cause as to why sanctions should not be imposed. On July 21, 2016, Aventis filed a response contending that the court should impose sanctions. On February 10, 2017, the Court held a show cause hearing regarding the potential imposition of sanctions and took the matter under submission. On September 18, 2017, the District Court issued its decision that no sanctions will be imposed on either the Company or its counsel.

On March 28, 2016, the Company filed its opening brief with the Ninth Circuit Court of Appeals setting forth detailed arguments as to why the False Claims Act litigation should not have been dismissed by the California District Court. On June 20, 2016, Aventis filed its principal brief in the appeal, responding to the Company’s arguments regarding dismissal of the False Claims Act litigation, and setting forth Aventis’ argument that it should be awarded attorneys’ fees and expenses. On September 19, 2016, the Company filed its reply brief to Aventis’s principal brief. On October 3, 2016, Aventis filed its reply brief in support of its cross-appeal of the District Court’s denial of attorneys’ fees. On November 10, 2016, the Ninth Circuit heard oral argument on the appeals.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On May 11, 2017, the Ninth Circuit issued an opinion affirming the California District Court’s dismissal of the action for lack of subject matter jurisdiction; dismissing as moot Aventis’ appeal from the District Court’s denial of its motion for summary judgment on the issue of the adequacy of the Company’s notice letter to the government; reversing the District Court’s denial of Aventis’ motion for attorneys’ fees; and remanding the case to the District Court for resolution of the attorneys’ fees issue. On July 14, 2017, Aventis filed an application with the District Court for entitlement to attorneys’ fees and expenses. On November 20, 2017, the District Court issued its order granting Aventis’ application for fees, stating that it would refer the matter to a magistrate judge for a report and recommendation regarding the amount of the award to be made. On November 21, 2017, the District Court referred the matter to a magistrate judge. The parties have agreed to a discovery and briefing schedule that is scheduled to conclude in January 2019. The Company intends to continue to vigorously defend against any such imposition of attorneys’ fees or sanctions.

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

On April 20, 2017, Defendants filed their supplemental motion to dismiss and the Company filed its opposition on May 4, 2017. On March 19, 2018, the District Court entirely denied the Defendants’ motion to dismiss. On April 19, 2018, the Defendants filed a motion to seek interlocutory appeal of the District Court’s motion to dismiss opinion. The Company filed its opposition to interlocutory appeal on May 1, 2018. On June 1, 2018, the District Court denied Defendants’ motion seeking interlocutory appeal.

On August 23, 2018, the District Court granted the parties’ joint motion to extend the schedule as to fact and expert discovery and accepted their proposed dates. Under the schedule, fact discovery will close on November 30, 2018 and expert discovery will close on April 12, 2019. Summary judgment arguments are due on April 26, 2019, oppositions are due on June 14, 2019, and replies are due on July 10, 2019. Trial is scheduled for September 9, 2019.

Epinephrine Injection, 0.1 mg/mL Litigation

On June 28, 2018, Belcher Pharmaceuticals, LLC, or Belcher initiated a lawsuit by filing a complaint against IMS for infringement of U.S. Patent No. 9,283,197 with regard to IMS’s New Drug Application No. 211363, filed under 21 U.S.C. § 355(b)(2) of the Hatch-Waxman Act, for FDA approval to manufacture and sell 0.1 mg/mL epinephrine injections. On

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 20, 2018, the Company filed a motion to dismiss Belcher’s complaint for patent infringement under Federal Rule of Civil Procedure 12(b)(6). The briefing concluded on October 2, 2018. The District Court has not yet ruled on the motion to dismiss.

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

Overview

We are a specialty pharmaceutical company that focuses primarily on developing, manufacturing, marketing and selling technically challenging generic and proprietary injectable, inhalation, and intranasal products as well as insulin API products. We currently manufacture and sell over 20 products. The FDA recently granted approval of Primatene® Mist in a new CFC free formulation. We plan to begin selling this product and have it on drug store shelves in early 2019.

We are currently developing a portfolio of 15 generic ANDAs, three generic biosimilar product candidates and five proprietary product candidates, which are in various stages of development and target a variety of indications. With respect to these product candidates, we have four ANDAs and one NDA on file with the FDA.

Our largest products by net revenues currently include enoxaparin sodium injection,  naloxone hydrochloride injection, lidocaine jelly and sterile solution, phytonadione, and medroxyprogesterone acetate. We launched neostigmine methysulfate in the fourth quarter of 2017, medroxyprogesterone acetate in the first quarter of 2018, and isoproterenol hydrochloride injection in the third quarter of 2018.

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

In July 2018, ANP completed a private placement of its common equity interest to accredited investors for aggregate gross proceeds of approximately $57.2 million, of which $26.2 million has been received by ANP as of September 30, 2018. The investors are required to complete their contributions in cash by December 31, 2018.  In connection with the private placement, all of the executive officers of the Company, Stephen Shohet, Howard Lee, and Richard Koo, directors of the Company, and certain employees of ANP entered into subscription agreements for the indirect investment in ANP. The total aggregate gross proceeds from such executive officers and directors were approximately $29.7 million. We have retained approximately 58% of the equity interest in ANP immediately after the private placement. ANP intends to use the net proceeds from the private placement for its business expansion plans. ANP’s net income or loss after July 2, 2018, was attributed to us in accordance with our equity interest of approximately 58% in ANP.

Business Segments

As of September 30, 2018, our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) API products. The finished pharmaceutical products segment manufactures, markets, and distributes enoxaparin, naloxone, phytonadione, lidocaine, medroxyprogesterone acetate, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes recombinant human insulin API and porcine insulin API for external customers and internal product development. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net revenues

	Three Months Ended
	September 30,		Change
	2018	2017	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products	$71,767	$54,455	$17,312	32%
API	3,776	3,461	315	9%
Total net revenues	$75,543	$57,916	$17,627	30%
Cost of revenues
Finished pharmaceutical products	$41,196	$33,233	$7,963	24%
API	5,087	4,130	957	23%
Total cost of revenues	$46,283	$37,363	$8,920	24%
Gross profit	$29,260	$20,553	$8,707	42%
as % of net revenues	39%	35%

The increase in net revenues of the finished pharmaceutical products for the three months ended September 30, 2018, was primarily due to the following changes:

	Three Months Ended
	September 30,		Change
	2018	2017	Dollars	%
	(in thousands)
Finished pharmaceutical products net revenues
Enoxaparin	$18,564	$6,549	$12,015	183%
Lidocaine	9,875	9,596	279	3%
Naloxone	9,432	12,709	(3,277)	(26)%
Phytonadione	8,968	9,352	(384)	(4)%
Medroxyprogesterone	7,552	—	7,552	N/A
Epinephrine	1,881	2,027	(146)	(7)%
Other finished pharmaceutical products	15,495	14,222	1,273	9%
Total finished pharmaceutical products net revenues	$71,767	$54,455	$17,312	32%

A market shortage for enoxaparin in September led to a large increase in non-contract sales at list prices. Additionally, we raised prices on enoxaparin to partially offset material cost increases. These pricing trends resulted in $7.2 million in additional sales, while the remaining increase in sales was due to higher unit volumes.

We launched medroxyprogesterone acetate in a vial form in January 2018 and in a pre-filled syringe form in February 2018.  Additionally, we launched isoproterenol hydrochloride injection in July 2018 which contributed to the increase in other finished pharmaceutical product sales. The decrease in sales of naloxone was primarily driven by lower unit volumes.

We discontinued our epinephrine injection, USP vial product in the second quarter of 2017 in accordance with the FDA’s request. Our epinephrine injection, USP vial product, was marketed under the “grandfather” exception to the

FDA’s “Prescription Drug Wrap-Up” program. The remainder of our epinephrine sales was from our pre-filled syringe product, which remains on the market.

We anticipate that sales of naloxone and enoxaparin will continue to fluctuate in the future as a result of competition.

Sales of API primarily depend on the timing of customer purchases and, in particular, MannKind Corporation’s, or MannKind, purchases of recombinant human insulin, or RHI, API for use in MannKind’s product Afrezza®. In September 2018, MannKind notified us that they would not exercise their minimum annual purchase option of RHI API for 2019 under the supply option agreement between us and MannKind, or the Option Agreement. Under the Option Agreement, we recognized the cancellation fee for 2019 of $1.0 million in net revenues during the three months ended September 30, 2018 and subsequently received the payment. We anticipate that sales of API will continue to fluctuate and will likely decrease due to the inherent uncertainties related to sales to MannKind. In addition, most of our API sales are denominated in Euros, and the fluctuation in the value of the Euro versus the U.S. Dollar has had, and will continue to have, an impact on API sales revenues in the near term.

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. We had no significant backlog as of September 30, 2018. Our backlog is generally not a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Cost of revenues

Changes in cost of revenues and the resulting gross margins increase were primarily due to the effects of the launch of medroxyprogesterone acetate and isoproterenol hydrochloride in 2018 as well as the higher average selling price of enoxaparin.

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

Selling, distribution and marketing, and general and administrative

	Three Months Ended
	September 30,		Change
	2018	2017	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$1,963	$1,756	$207	12%
General and administrative	$13,407	$11,665	$1,742	15%

The increase in selling, distribution, and marketing expenses is primarily due to increased freight costs. The increase in general and administrative expense was primarily due to higher legal expenses compared to the same period in 2017 (see Note 18 to the condensed consolidated financial statements for more information regarding litigation matters).

We expect that general and administrative expenses will increase on an annual basis due to increased costs associated with ongoing compliance with public company reporting obligations and an increase in legal fees associated with patent challenges.

Research and development

	Three Months Ended
	September 30,		Change
	2018	2017	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$4,313	$3,392	$921	27%
Clinical trials	193	13	180	1,385%
FDA fees	229	15	214	1,427%
Testing, operating and lab supplies	4,286	4,579	(293)	(6)%
Depreciation	1,291	1,128	163	14%
Other expenses	1,028	948	80	8%
Total research and development expenses	$11,340	$10,075	$1,265	13%

Research and development costs consist primarily of costs associated with the research and development of our product candidates. We expense research and development costs as incurred. Salaries and personnel-related expenses increased primarily due to the expansion of our ANP facility. FDA fees increased due to an ANDA filing fee for one of our pipeline products.

We expect that research and development expenses will increase on an annual basis due to increased clinical trial costs related to our biosimilar and inhalation product candidates. These expenditures will include costs of APIs developed internally and purchased externally, the cost of purchasing reference listed drugs and the costs of performing the clinical trials.

Provision for income tax expense (benefit)

	Three Months Ended
	September 30,		Change
	2018	2017	Dollars	%
	(in thousands)
Income tax expense (benefit)	$958	$(2,213)	$3,171	NM
Effective tax rate	37%	105%

The decrease in the effective tax rate for the three months ended September 30, 2018, was primarily due to the differences in pre-tax income positions, the timing of discrete items, and the decrease of tax rates as a result of the Tax Act enacted on December 22, 2017, which has reduced the statutory U.S. federal corporate income tax rate from 35% to 21%.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net revenues

	Nine Months Ended
	September 30,		Change
	2018	2017	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products	$188,125	$174,154	$13,971	8%
API	16,851	5,619	11,232	200%
Total net revenues	$204,976	$179,773	$25,203	14%
Cost of revenues
Finished pharmaceutical products	$110,269	$99,865	$10,404	10%
API	22,411	9,889	12,522	127%
Total cost of revenues	$132,680	$109,754	$22,926	21%
Gross profit	$72,296	$70,019	$2,277	3%
as % of net revenues	35%	39%

The increase in net revenues of the finished pharmaceutical products for the nine months ended September 30, 2018, was primarily due to the following changes:

	Nine Months Ended
	September 30,		Change
	2018	2017	Dollars	%
	(in thousands)
Finished pharmaceutical products net revenues
Enoxaparin	$34,286	$25,247	$9,039	36%
Lidocaine	29,667	27,218	2,449	9%
Naloxone	29,492	33,909	(4,417)	(13)%
Phytonadione	28,955	27,242	1,713	6%
Medroxyprogesterone	16,623	—	16,623	N/A
Epinephrine	8,791	22,249	(13,458)	(60)%
Other finished pharmaceutical products	40,311	38,289	2,022	5%
Total finished pharmaceutical products net revenues	$188,125	$174,154	$13,971	8%

We launched medroxyprogesterone acetate in a vial form in January 2018 and in a pre-filled syringe form in February 2018. These products were both approved by the FDA in November 2017. Additionally, we launched isoproterenol hydrochloride injection in July 2018.

The increase in sales of enoxaparin was primarily driven by higher average selling price due to a price increase and an increase in non-contract sales at list prices in the third quarter, which resulted in an increase of approximately $5.7 million. Increased unit volumes of enoxaparin also contributed to the sales increase. The increase in sales of lidocaine was primarily driven by higher unit volumes, which resulted in an increase of $1.3 million, as well as the higher average selling price. The decrease in sales of naloxone was primarily driven by lower unit volumes. The increase in sales of phytonadione was primarily driven by a higher average selling price.  We anticipate that the sales of naloxone and enoxaparin will continue to fluctuate in the future as a result of competition.

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

Sales of API increased primarily due to the timing of customer purchases, and in particular, MannKind’s purchases of RHI API for use in MannKind’s product Afrezza®. In September 2018, MannKind notified us that they would not exercise their minimum annual purchase option of RHI API for 2019 under the Option Agreement.  Under the Option Agreement, we recognized the cancellation fee for 2019 of $1.0 million in net revenues during the three months ended September 30, 2018, and subsequently received the payment. We anticipate that sales of API will continue to fluctuate and will likely decrease due to the inherent uncertainties related to sales to MannKind. In addition, most of our API sales are denominated in Euros, and the fluctuation in the value of the Euro versus the U.S. Dollar has had, and will continue to have, an impact on API sales revenues in the near term.

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. We had no significant backlog as of September 30, 2018. Our backlog is generally not a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Cost of revenues

Changes in cost of revenues and gross margins were primarily due to the effect of the launch of medroxyprogesterone acetate and isoproterenol hydrochloride in 2018 as well as the higher average selling price of enoxaparin, as offset by the discontinuation of our epinephrine injection, USP vial product in 2017. In addition, production expenses increased due to increased labor costs resulting from the implementation of new quality standards and increased hourly rates. In addition, for the nine months ended September 30, 2018, a charge of $6.6 million was recorded to adjust certain inventory items and related purchase commitments to their net realizable value, as compared with $7.3 million recorded for the nine months ended September 30, 2017.

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

Selling, distribution and marketing, and general and administrative

	Nine Months Ended
	September 30,		Change
	2018	2017	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$5,560	$4,831	$729	15%
General and administrative	$36,074	$35,237	$837	2%

The increase in selling, distribution, and marketing expenses is primarily due to increased freight costs. The increase in general and administrative expense was primarily due to higher personnel expenses associated with our ANP facility, and was partially offset by lower legal expenses compared to the same period in 2017 (see Note 18 to the condensed consolidated financial statements for more information regarding litigation matters).

We expect that general and administrative expenses will increase on an annual basis due to increased costs associated with ongoing compliance with public company reporting obligations and an increase in legal fees associated with patent challenges.

Research and development

	Nine Months Ended
	September 30,		Change
	2018	2017	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$12,691	$10,862	$1,829	17%
Pre-launch inventory	1,573	711	862	121%
Clinical trials	2,219	2,064	155	8%
FDA fees	1,690	115	1,575	1,370%
Testing, operating and lab supplies	15,349	12,341	3,008	24%
Depreciation	3,852	3,373	479	14%
Other expenses	3,456	2,651	805	30%
Total research and development expenses	$40,830	$32,117	$8,713	27%

Research and development costs consist primarily of costs associated with the research and development of our product candidates. We expense research and development costs as incurred.

Salaries and personnel-related expenses increased primarily due to the expansion of our ANP facility. Pre-launched inventory expenses relate to the production of Primatene® Mist and purchases of APIs for an ANDA candidate ahead of their launches. FDA fees increased due to the NDA and ANDA filing fees for products we currently market or previously marketed under the grandfather exception, as well as an ANDA filing for our pipeline product. Testing, operating, and lab supplies increased due to expenditures on materials for our pipeline products, particularly production of APIs for our ANP facility.

We have made, and expect to continue to make, substantial investments in research and development to expand our product portfolio and grow our business. We expect that research and development expenses will increase on an annual basis due to increased clinical trial costs related to our biosimilar and inhalation product candidates. These expenditures will include costs of APIs developed internally and purchased externally, the cost of purchasing reference listed drugs and the costs of performing the clinical trials. As we undertake new and challenging research and development projects, we anticipate that the associated costs will increase significantly over the next several quarters and years.

 Gain on sale of intangible assets

	Nine Months Ended
	September 30,		Change
	2018	2017	Dollars	%
	(in thousands)
Gain on sale of intangible assets	$—	$(2,643)	$2,643	(100)%

In February 2017, we sold the ANDAs that we acquired in March 2016 and recognized a gain of $2.6 million (see Note 8).

Provision for income tax expense (benefit)

	Nine Months Ended
	September 30,		Change
	2018	2017	Dollars	%
	(in thousands)
Income tax expense (benefit)	$(2,137)	$(466)	$(1,671)	NM
Effective tax rate	20%	(19)%

The difference in the effective tax rate for the nine months ended September 30, 2018, was primarily due to the differences in pre-tax income positions, the timing of discrete items,  and the decrease of tax rates as a result of the Tax Act enacted on December 22, 2017, which has reduced the statutory U.S. federal corporate income tax rate from 35% to 21%.

Liquidity and Capital Resources

Cash Requirements and Sources

We need capital resources to maintain and expand our business. We expect our cash requirements to increase significantly in the foreseeable future as we sponsor clinical trials for, seek regulatory approvals of, and develop, manufacture and market our current development‑stage product candidates and pursue strategic acquisitions of businesses or assets. Our future capital expenditures include projects to upgrade, expand, and improve our manufacturing facilities in the United States, China, and France. Our cash obligations include the principal and interest payments due on our existing loans and lease payments, as described below and throughout this Quarterly Report on Form 10-Q. As of September 30, 2018, our foreign subsidiaries collectively held $29.9 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

In July 2018, ANP completed a private placement of its common equity interest to accredited investors for aggregate gross proceeds of approximately $57.2 million, of which $26.2 million has been received by ANP as of September 30, 2018.  The investors are required to complete their contributions in cash by December 31, 2018.  The proceeds from this private placement will be used to fund the cash requirements of the expansion of our manufacturing facility in China.

Working capital decreased by $22.4 million to $98.2 million at September 30, 2018, compared to $120.6 million at December 31, 2017.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the nine months ended September 30, 2018:

Nine Months Ended
September 30, 2018
(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$28,674
Investing activities	(33,385)
Financing activities	8,086
Effect of exchange rate changes on cash	(235)
Net decrease in cash, cash equivalents, and restricted cash	$3,140

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $28.7 million for the nine months ended September 30, 2018, which included net loss of $8.4 million. Non-cash items were primarily comprised of $12.1 million of depreciation and amortization, and $12.8 million of share-based compensation expense.

The increase in accounts receivable was due to an increase in sales. An increase in inventory, due to increased purchases of raw materials for enoxaparin and other products in the U.S., was partially offset by a decrease in finished RHI API at AFP. Accounts payable and accrued liabilities increased, primarily due to the timing of payments.

Investing Activities

Net cash used in investing activities was $33.4 million for the nine months ended September 30, 2018, primarily as a result of $37.2 million in purchases of property, machinery, and equipment, which included $12.3 million incurred in the United States, $8.6 million in France, and $16.3 million in China. The cash used was partially offset by the $4.4 million receipt of the remaining consideration of the sale of the various ANDAs in February 2017 (see Note 8 to the condensed consolidated financial statements for more information).

Financing Activities

Net cash provided by financing activities was $8.1 million for the nine months ended September 30, 2018, primarily as a result of $26.2 million received from the ANP private placement, which was partially offset by $22.4 million used to purchase treasury stock. Additionally, we made $4.3 million in principal payments on our long-term debt, and drew down $8.0 million on the equipment line of credit from East West Bank, which is due December 2022.

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

Contractual Obligations

There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except that our outstanding debt obligations have changed as follows:

	September 30,	December 31,
	2018	2017	Change
	(in thousands)
Short-term debt and current portion of long-term debt	$18,592	$6,312	$12,280
Long-term debt	32,606	40,844	(8,238)
Total debt	$51,198	$47,156	$4,042

As of September 30, 2018, we had $35.0 million in unused borrowing capacity under revolving lines of credit with Cathay Bank and East West Bank.

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

During the quarter ended September 30, 2018, we identified an error in our accounting related to the depreciation of certain leasehold improvements within property, plant and equipment. The error was not material to any of our prior period annual or interim financial statements. However, for comparative purposes,  we have revised the prior period condensed consolidated financial statements included herein. As a result, the net income for the three and nine months ended September 30, 2017, was reduced by $0.1 million and $0.2 million, respectively. The error did not result in a change to the basic or diluted net income per share for the three months ended September 30, 2017. The basic net income per share for the nine months ended September 30, 2017, was reduced by $0.01. The error did not result in a change to the diluted net income per share for the nine months ended September 30, 2017. The balances of property, plant, and equipment, net and retained earnings as of December 31, 2017, were reduced by $4.6 million and $3.4 million, respectively. The error did not result in a change to the net cash provided by operating activities in our condensed consolidated statement of cash flows for the nine months ended September 30, 2017. We will revise additional financial statements and disclosures as applicable in future filings (See note 2).

There were no material changes to our critical accounting policies during the three and nine months ended September 30, 2018, other than the adoption of ASC 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective transition method. The adoption of ASC 606 did not have a material impact on the Company’s revenue recognition or on the condensed consolidated financial statements and related disclosures. The results for the reporting period beginning after January 1, 2018, are presented in accordance with the new standard, although comparative information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods.

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

From June 26, 2018 to June 29, 2018, our French subsidiary, AFP, had a routine inspection performed by the FDA. The routine inspection covered compliance with Current Good Manufacturing Practices.  There were five Form 483 observations issued. A response was sent to the FDA within the 15 working day requirement which we expect will satisfy the requirements of the FDA and that no further actions will be necessary.

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

Investment Risk

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary. As of September 30, 2018, we did not have any such investments. We do not enter into investments for trading or speculative purposes.

As of September 30, 2018, we had $25.6 million deposited in seven banks located in China, $3.2 million deposited in one bank located in France, and $1.1 million deposited in one bank located in the United Kingdom. We also maintained $31.8 million in cash equivalents that include money market accounts, as of September 30, 2018. The remaining amounts of our cash equivalent as of September 30, 2018, are in non-interest bearing accounts.

Interest Rate Risk

Our primary exposure to market risk is interest‑rate‑sensitive investments and credit facilities, which are affected by changes in the general level of U.S. interest rates. Due to the nature of our short-term investments, we believe that we are not subject to any material interest rate risk with respect to our short-term investments.

As of September 30, 2018, we had $51.2 million in long-term debt and capital leases outstanding. Of this amount, $13.9 million had variable interest rates which were not locked-in through fixed interest rate swap contracts. The debt with variable interest rate exposure had a weighted-average interest rate of 5.0% at September 30, 2018. An increase in the index underlying these rates of 1% (100 basis points) would increase our annual interest expense on the debt with variable interest rate exposure by approximately $0.1 million per year.

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

Our French subsidiary, AFP, maintains its books of record in Euros. Our U.K. subsidiary, IMS UK, maintains its books of record in Great British Pounds. These books are translated to USD at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing exchange rate at the date of the equity transactions. Translation adjustments are reflected in stockholders’ equity and are included as a component of other comprehensive income.

We are also exposed to the potential earnings effects from intercompany foreign currency assets and liabilities that arise from normal trade receivables and payables and other intercompany loans.

We do not undertake hedging transactions to cover our foreign currency exposure. As of September 30, 2018, a 10% unfavorable change in the exchange rate of the U.S. Dollar strengthening against the foreign currencies to which we have exposure would result in approximately $2.3 million reduction of foreign currency gains, and approximately $4.2 million reduction in other comprehensive income.

As of September 30, 2018, our foreign subsidiaries had cash balances denominated in foreign currencies of $13.1 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under the “Legal Proceedings” subheading in Note 18 of Notes to Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Except as noted below, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 14, 2018.

Some of our products are marketed without FDA approval and may be subject to enforcement actions by the FDA.

A number of our prescription products are marketed without FDA approval. These products, like many other prescription drugs on the market that FDA have not been formally evaluated as being effective, contain active ingredients that were first marketed prior to the enactment of the Federal Food, Drug, and Cosmetic Act, or FFDCA. The FDA has assessed these products in a program known as the “Prescription Drug Wrap-Up” and has stated that these drugs cannot be lawfully marketed unless they comply with certain “grandfather” exceptions to the definition of “new drug” in the FFDCA. These exceptions have been strictly construed by FDA and by the courts, and the FDA has stated that it is unlikely that any of the unapproved prescription drugs on the market, including certain of our drugs, qualify for the exceptions. At any time, the FDA may require that some or all of our unapproved prescription drugs be submitted for approval and may direct us to recall these products and/or cease marketing the products until they are approved. The FDA may also take enforcement actions based on our marketing of these unapproved products, including but not limited to the issuance of an untitled letter or a warning letter, and a judicial action seeking an injunction, product seizure and/or civil or criminal penalties. The enforcement posture could change at any time and our ability to market such drugs could terminate with little or no notice. Moreover, if our competitors seek and obtain approval and market FDA-approved prescription products that compete against our unapproved prescription products, we would be subject to a higher likelihood that FDA may seek to take action against our unapproved products. Such competitors have brought and may bring claims against us alleging unfair competition or related claims.

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

For the years ended December 31, 2017, 2016, and 2015, we recorded net revenues of $22.0 million, $17.4 million, and $19.8 million, respectively, from our unapproved products. For the nine months ended September 30, 2018 and 2017, we recorded net revenues of $19.8 million and $15.1 million, respectively from our unapproved products. Our unapproved products currently on the market include: atropine, morphine, dextrose and epinephrine prefilled syringes. We have filed two ANDAs and one NDA with respect to our remaining unapproved products in order to mitigate all risk associated with the marketing of unapproved drug products. Prior to the approval of our ANDA and NDA submissions, we continue to operate in compliance with the FDA Compliance Policy Guide, CPG Sec. 440.100 Marketed New Drugs Without Approved NDAs and ANDAs.

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

Furthermore, weak domestic or global economic conditions or fear or anticipation of such conditions could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including lower prices for our products, reduced sales and lower or no growth. For example, the global macroeconomic environment could be negatively affected by, among other things, instability in global economic markets resulting from increased U.S. trade tariffs and trade disputes between the U.S. and other countries, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, rising interest rates and increased inflation, including the recent rise in U.S. interest rates, the instability in the geopolitical environment as a result of the United Kingdom “Brexit” decision to withdraw from the European Union, economic challenges in China and ongoing U.S. and foreign governmental debt concerns. Such challenges have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets, particularly if any future sovereign debt defaults or significant bank failures or defaults occur. Market uncertainty and instability in Europe or Asia could intensify or spread further, particularly if ongoing stabilization efforts prove insufficient. Continuing or worsening economic instability could adversely affect sales of our products. Continued turmoil in the geopolitical environment in many parts of the world may also affect the overall demand for our products. Although we do not believe that our business, financial condition, results of operations and prospects have been significantly adversely affected by economic and political uncertainty in Europe, Asia or other countries to date, deterioration of such conditions may harm our business, financial condition, results of operations and prospects in the future. A prolonged period of economic uncertainty or a downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.

In addition, the expansion of our existing international operations, including our facility expansion in Nanjing, China, and entry into additional international markets, including our acquisition of a manufacturing business in Éragny-sur-Epte, France, have required and will continue to require significant management attention and financial resources. These and other factors could harm our ability to gain future revenues and, consequently, materially impact our business, results of operations and financial condition.

Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.

We are continuing to expand our international operations as part of our growth strategy. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. The current U.S. presidential administration has called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. In September 2018, the U.S. Trade Representative (the “USTR”) enacted a tariff on the import of other Chinese products, including non-U.S. sourced APIs and starting materials used in our products, with a combined import value of approximately $200 billion. The tariff became effective on September 24, 2018, with an initial rate of 10% until the end of the year when it is expected to increase to 25%. It is expected that these tariffs will raise our cost of goods.  Furthermore, if tariffs, trade restrictions, or trade barriers are placed on products such as ours by foreign governments, especially China, it could cause us to raise prices for our products, which may result in the loss of customers and our business, financial condition and results of operations may be harmed. Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China. Therefore, it is possible further tariffs may be imposed that could cover imports of APIs and starting materials used in our products, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to APIs or starting materials used in our products, causing us to raise prices or make changes to our products, which could materially harm our business, financial condition and results of operations. Further, the continued threats of tariffs, trade restrictions, and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales.  Given the relatively fluid regulatory environment in China and the United States and uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could occur and could directly and adversely impact our financial results and results of operations.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect that there will be additional challenges and amendments to the Affordable Care Act in the future. The Trump administration and members of the U.S. Congress have indicated that they may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Most recently, the Tax Act, was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. Any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations.  However, we do not currently know the extent to which any such changes may impact our business or financial condition, as well as the pharmaceutical industry as a whole. In addition, the Trump administration has also proposed the establishment of an “international pricing index”, which may have the effect of decreasing prices for certain prescription drugs. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

Former President Barack Obama also signed into law the Food and Drug Administration Safety and Innovation Act. The law and related agreements make several significant changes to the FFDCA and FDA’s processes for reviewing marketing applications that could have a significant impact on the pharmaceutical industry, including, among other things, the following:

•	reauthorizes the Prescription Drug User Fee Act, which increases the amount of associated user fees, and, for certain types of applications, increases the expected time frame for FDA review of NDAs;
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

As of November  2, 2018, Jack Y. Zhang and Mary Z. Luo, each of whom serves as one of our directors and executive officers, and their affiliates beneficially own approximately 27.7% of our outstanding common stock, including shares of common stock subject to options exercisable within 60 days of November 2, 2018. Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 31.7% of the outstanding, including shares of our common stock, based on the number of shares outstanding and shares of our common stock subject to options exercisable within 60 days of November  2, 2018. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us and might ultimately affect the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock:

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
July 1 – July 31, 2018	217,296	$16.37	217,296	—
August 1 – August 31, 2018	167,961	17.65	167,961	—
September 1 – September 30, 2018	55,918	18.88	55,918	—

(1)

During the third quarter of 2018, we repurchased shares of our common stock as part of the share buyback program authorized by our Board of Directors on May 7, 2018. As of September 30, 2018, $6.7 million remained available under such program.

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

Date:  November 9, 2018

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  November 9, 2018