Form 10-K
period 2018-12-31
Amphastar Pharmaceuticals, Inc.
filed 2019-03-15
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2018, based upon the closing price of Common Stock on such date as reported by Nasdaq Global Select Market, was approximately $454,913,022. Shares of common stock known to be held by directors, executive officers and holders of 5% or more of the outstanding common stock of the registrant are not included in the computation. No determination has been made that such persons are “affiliates” of the registrant for any other purpose.

At March 8, 2019, there were 46,788,811 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year to which this report relates in connection with its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Amphastar Pharmaceuticals, Inc.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements relate to future events or future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the sales and marketing of our products;
•	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;
•	the timing and likelihood of FDA approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;
•	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;
•	our ability to compete in the development and marketing of our products and product candidates;
•	our expectations regarding the business expansion plans of our Chinese subsidiary, ANP;
•	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;
•	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our active pharmaceutical ingredient, or API, customers;
•	the potential for our marketed products to be withdrawn due to patient adverse events or deaths, or if we fail to secure FDA approval for products subject to the Prescription Drug Wrap-Up program;
•	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;
•	the amount of price concessions or exclusion of suppliers adversely affecting our business;
•	our ability to establish and maintain intellectual property protection for our products and our ability to successfully defend our intellectual property in cases of alleged infringement;
•	the implementation of our business strategies, product development strategies and technology utilization;
•	the potential for exposure to product liability claims;
•	future acquisitions, divestitures or investments, including the anticipated benefits of such acquisitions, divestitures or investments;
•	our ability to expand internationally;
•	economic and industry trends and trend analysis;
•	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•	global, national and local economic and market conditions, specifically with respect to geopolitical uncertainty;
•	the impact of trade tariffs or other trade barriers;
•

the impact of the Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate including the potential for drug price controls;

•	the impact of global and domestic tax reforms, including the Tax Cuts and Jobs Act of 2017, or the Tax Act;
•	the timing for completion of the validation of the new construction at our ANP and IMS facilities; and
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

Item 1.  Business.

Overview

We are a specialty pharmaceutical company that focuses primarily on developing, manufacturing, marketing and selling technically challenging generic and proprietary injectable, inhalation, and intranasal products, as well as insulin active pharmaceutical ingredient, or insulin API, products. We currently manufacture and sell over 20 products. In November 2018, the Food and Drug Administration, or FDA, granted over-the-counter approval of our New Drug Application, or NDA, for Primatene® Mist in a new CFC-free formulation. We began selling Primatene® Mist in the fourth quarter of 2018.

We are currently developing a portfolio of 15 generic abbreviated new drug applications, or ANDAs, three biosimilar product candidates and five proprietary product candidates, which are in various stages of development and targets a  variety of indications. Five ANDAs and one NDA are currently on file with the FDA.

For the years ended December 31, 2018, 2017, and 2016, we recorded net revenues of $294.7 million, $240.2 million, and $255.2 million, respectively. We recorded a net loss of $5.7 million for the year ended December 31, 2018 and recorded net income of $3.6 million and $9.8 million for the years ended December 31, 2017 and 2016, respectively.

Our largest products by net revenues currently include enoxaparin sodium injection, naloxone hydrochloride injection, lidocaine jelly and sterile solution, phytonadione, and medroxyprogesterone acetate. We launched neostigmine methysulfate in the fourth quarter of 2017, medroxyprogesterone acetate in the first quarter of 2018, isoproterenol hydrochloride injection in the third quarter of 2018, and Primatene® Mist in the fourth quarter of 2018.

Our multiple technological capabilities enable the development of technically challenging products with limited competition. These capabilities include characterizing complex molecules, analyzing and synthesizing peptides and proteins, conducting immunogenicity studies, engineering particles and improving drug delivery through sustained-release technology. These technological capabilities have enabled us to produce bioequivalent versions of complex drugs and support the development and manufacture of a broad range of dosage formulations, including solutions, emulsions, suspensions and lyophilized products, as well as products administered via pre-filled syringes, vials, nasal sprays, metered dose inhalers, or MDIs, and dry powder inhalers, or DPIs.

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

Included in these acquisitions are marketing authorizations for 33 products in the UK, Ireland, Australia, and New Zealand, representing 11 different injectable chemical entities from UCB Pharma GmbH. We are in the process of transferring the manufacturing of these products to our facilities in California, which will require approvals from the UK Medicines and Healthcare products Regulatory Agency before we can relaunch the products.

In July 2018, our Chinese subsidiary, ANP, completed a private placement of its common equity interest to accredited investors for aggregate gross proceeds of approximately $57 million, of which $38.0 million had been received by ANP as of December 31, 2018. While investors were initially required to complete their contributions in cash by December 31, 2018, ANP granted an extension to certain investors. Subsequently, including the funds from the extension, the proceeds ANP received from the private placement totaled $56.3 million. In connection with the private placement, all of our executive officers, Stephen Shohet, Howard Lee, and Richard Koo, our directors, and certain employees of ANP entered into subscription agreements for the indirect investment in ANP. The aggregate gross proceeds received from management and directors was approximately $29.7 million. We have retained approximately 58% of the equity interest in ANP immediately after the private placement. ANP intends to use the net proceeds from the private placement for its business expansion plans. ANP’s net income or loss after July 2, 2018, is attributed to us in accordance with our equity interest of approximately 58% in ANP.

Our Markets

We primarily target products with high technical barriers to market entry, with a particular focus on the injectable and inhalation markets. We also manufacture and sell certain APIs.

•

Injectable market.  Based on an IQVIA National Sales Perspective Report, the U.S. generic injectable drug market in 2018 was approximately $10.6 billion. Our generic development portfolio is targeting opportunities in over $5.0 billion of this market. The injectable market requires highly technical manufacturing capabilities and compliance with strict current Good Manufacturing Practice, or cGMP, requirements, which create high barriers to market entry. Due to these high barriers to market entry, there are a limited number of companies with the technology and experience needed to manufacture injectable products. There have also been a number of quality issues over the past several years that have disrupted the ability of certain injectable manufacturers to produce sufficient product quantity to meet market demand. As such, the supply of injectables has been constrained, even as demand for injectable products has continued to increase.

•

Inhalation market.  Based on an IQVIA National Sales Perspective Report, the U.S. inhalation drug market in 2018 was approximately $27.1 billion. Our generic development portfolio is targeting opportunities in over $10.0 billion of this market. Inhalation drug therapy is used extensively to treat respiratory conditions such as asthma and chronic obstructive pulmonary disease. The MDI is the most widely used device to deliver inhalation therapies. It uses pressurized gas, historically chlorofluorocarbons, or CFCs, and more recently hydrofluoroalkanes, or HFAs, to release its dose when the patient activates the device. The DPI, which does not rely on a propellant, is also widely used. As in the case of injectables, there are significant technical barriers to manufacturing inhalation products. The evolution of inhalation delivery technologies from nebulizers and CFCs to HFAs and DPIs has required manufacturers of inhalation products to re-formulate their products, which in many cases may require technical engineering capabilities, additional regulatory approvals and modified delivery devices. Additionally, the development of generic HFA and DPI products requires bioequivalence studies for FDA approval.

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

•

Advanced technical capabilities and multiple delivery technologies.  We have developed multiple advanced technical capabilities that we incorporate into the development of our products and product candidates, including characterization of complex molecules, peptide and protein analysis and synthesis, immunogenicity studies, particle engineering and sustained-release technology. In addition, we apply these capabilities across our injectable, inhalation and intranasal delivery technologies. Our injectable delivery technologies enable us to develop and manufacture generic and proprietary injectables in normal solution, lyophilized, suspension, jelly and emulsion forms, as well as in pre-filled syringes. Our inhalation technologies cover a variety of delivery methods, including DPIs and HFA formulations of MDIs. These technical capabilities form the foundation of our strategy to develop products with high barriers to market entry targeting a wide range of indications.

•

Vertically integrated infrastructure.  We are a vertically integrated company with the demonstrated ability to advance a product candidate from the research and development stage through commercialization. Our capabilities include strong research and development expertise, sophisticated pharmaceutical engineering capabilities, comprehensive manufacturing capabilities (including the ability to synthesize and manufacture our own API), a strict quality assurance system, extensive regulatory and clinical experience and established marketing and distribution relationships. We believe our vertical integration allows us to achieve better operating efficiencies, accelerated product development and internal control over product quality.

•

Experienced management team with deep scientific expertise.  Our management team has a successful track record in product development, project management, quality assurance, acquisitions and sales and marketing, as well as established relationships with our key customers, partners and suppliers. Our research and development leadership has deep expertise in areas such as pharmaceutical formulation, process development, in vivo studies, analytical chemistry, physical chemistry, drug delivery and clinical research. We believe that our scientific and technical expertise, coupled with our management team’s business, legal, regulatory, and business development experience will enable us to successfully expand our position with respect to our current products and establish a meaningful market position for our product candidates.

Our Strategy

Our goal is to be an industry leader in the development, manufacturing and marketing of technically challenging injectable and inhalation pharmaceutical products. To achieve this goal, we are pursuing the following key strategies:

•

Diversify our revenues by commercializing our product candidates.  Assuming we are successful in developing and obtaining regulatory approvals, we plan to commercialize our product candidates and thereby diversify our sources of revenues. We have over 20 product candidates in various stages of development, including 15 generic ANDAs, three biosimilar product candidates and five proprietary product candidates. We also expect to expand our internal sales and marketing capabilities and, in some cases, enter into strategic alliances with other pharmaceutical companies, to drive market penetration for our product candidates.

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

•

Develop proprietary products.  We currently have five proprietary product candidates at various stages of development targeting a broad range of indications. We believe that proprietary products tend to face less competition than generic products due to market exclusivity, intellectual property protection and other barriers to entry. For these reasons, we believe that our proprietary products will provide us with the opportunity for higher margins and long-term revenue growth.

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

•

Target and integrate acquisitions of pharmaceutical companies, products and technologies.  We have a demonstrated ability to identify, acquire and integrate pharmaceutical companies, products and technologies to complement our internal product development capabilities. We have acquired (1)  International Medication Systems, Limited or IMS, (2) Armstrong Pharmaceuticals, Inc. or Armstrong, (3) Nanjing Puyan Pharmaceutical Technology Co., Ltd. (which we renamed as Amphastar Nanjing Pharmaceuticals Co., Ltd.), or ANP, (4) Nanjing Letop Medical Technology Co. Ltd. (which we renamed as Nanjing Letop Fine Chemistry Co. Ltd., or Letop, (5) Merck’s API Manufacturing Business in Éragny-sur-Epte, France, in connection with which, we established our French subsidiary, Amphastar France Pharmaceuticals, S.A.S., or AFP, and (6) International Medication Systems (UK) Limited, or IMS UK. Products we have acquired include Cortrosyn® and Epinephrine Mist, and trade names such as Primatene®. We believe that our scientific and managerial expertise and our integration experience have improved the quality of the product lines and companies that we have acquired, which has had, and we believe will continue to have, a positive effect on our results of operations. For example, in 2018, we received approval from the FDA for the manufacture of semi-purified heparin at our Chinese subsidiary, ANP. We plan to have ANP manufacture API for certain other products and product candidates.

Our Technical Capabilities

We develop, manufacture, market and sell generic and proprietary products that utilize injectable, inhalation and intranasal delivery systems. We also manufacture and sell insulin API.

•

Injectable.  Our injectable product technologies enable us to develop and manufacture generic and proprietary injectables in liquid, lyophilized, suspension and emulsion forms, as well as pre-filled syringes. We have multiple injectable facilities that include aseptic filling lines dedicated to the sterile manufacture and fill of injectable products. Additionally, we maintain compliance with cGMP regulations, which has enabled us to obtain regulatory approvals and support commercial supply.

•

Inhalation and Intranasal.  We are focused on developing a range of generic and proprietary inhalation and intranasal products utilizing a variety of delivery technologies. We have expertise in formulating HFA-based MDIs as well as packaging our inhalation drugs in DPIs, blister packs and other forms for loading in a variety of inhalation devices. As with our injectable products, we maintain compliance with cGMP regulations, which we believe will enable us to obtain regulatory approvals and support commercial supply. Additionally, we have extensive formulation and clinical experience in developing complex formulations that can be administered by intranasal delivery.

We have advanced capabilities that enable us to focus on developing technically challenging products.

•

Characterization of complex molecules.  Characterization of complex molecules includes a determination of physiochemical properties, biological activity, immunochemical properties and purity. Such characterization is important in the development of a generic product that is the same as a reference drug product, which in turn allows the generic drug developer to demonstrate such “sameness” to the FDA, which allows for interchangeability with the reference drug product. Complex drugs typically have large molecules composed of a mixture of molecules that differ very slightly from one another. These slight variances make such complex molecules difficult to characterize. We have developed analytical tools that have enabled us to characterize complex molecules in our products and product candidates. We believe that we have the technology to develop a variety of additional analytical tools that will enable us to characterize other complex molecules, including peptide and protein-based products.

•

Immunogenicity.  The ability of an antigen to elicit immune responses is called immunogenicity. Unwanted immunogenicity, which is strongly linked with peptide and protein drug products, occurs when a patient mounts an undesired immune response against a drug therapy. As a result, the FDA has signaled that they may require immunogenicity studies as part of the new pathway for biosimilars and biogenerics, and in the past, the FDA has required these studies in connection with the approval of products with complex molecules. We gained expertise in immunogenicity by performing immunogenicity studies in connection with the FDA approval process for our enoxaparin product. We believe that our experience in conducting these difficult immunogenicity studies will be of primary importance in our future efforts to develop complex molecules, biosimilar and biogeneric product candidates.

•

Peptide and protein product development and production.  The development of peptide and protein drug products utilizes our characterization technology and immunogenicity studies, synthetic capabilities, as well as recombinant DNA, or rDNA, API manufacturing technology. We have experience in the use of rDNA manufacturing technology which includes the genetic engineering of host cells, fermentation to promote cell culture growth and isolation and purification of the desired protein from the cell culture. Through each step, testing is required to ensure that only the desired protein is included in the finished product. We believe that this technology will allow us to develop protein and peptide drug products.

•

Particle engineering.  Particle engineering is important in the field of pulmonary drug delivery as there is a direct relationship between the properties of a particle and its absorption by the lungs. We believe our expertise and technology applicable to particle engineering and physical chemistry allows us to engineer the size, shape, surface smoothness and distribution of particles to develop inhalation products that are more easily dispersed through targeted areas. We believe this expertise will allow us to formulate difficult to disperse inhalation products as well as demonstrate to the FDA sameness to the reference listed drugs.

•

Sustained-release.  We have developed technology aimed at improving drug delivery through sustained-release injectable products such as our medroxyprogesterone product, which is the generic version of Depo Provera®. The purpose of our sustained-release technology is to create products that require less dosing frequency which we believe can lead to the diminishing of fluctuations of drug concentrations in a patient’s blood stream that would otherwise require more frequent dosing. We plan to use our sustained-release technology to develop both generic and proprietary products.

Finished Pharmaceutical Products

Our Marketed Products

We currently manufacture and sell over 20 products in our finished pharmaceutical product segment. The following is a description of products in our existing portfolio.

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

Primatene® Mist

Primatene® Mist, an over-the-counter epinephrine inhalation product, is indicated for the temporary relief of mild symptoms of intermittent asthma. We developed an HFA version of Primatene® Mist to replace the over-the-counter CFC formulation of our Primatene® Mist product which was withdrawn for environmental reasons under the Montreal Protocol. We acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene®, and the associated CFC inventory, from Wyeth Consumer Healthcare Division in 2008 for $33.1 million. At the time of the transaction, the Environmental Protection Agency was reviewing a possible ban on all CFC formulated products. In our first full year of sales of the CFC formulation of Primatene® Mist, we generated cash flows from sales of the product in excess of the purchase price. We filed an investigational new drug application, or IND, for Primatene® Mist for mild symptoms of intermittent asthma in October 2009.

In 2013, we filed an NDA for Primatene® Mist, which is delivered by a metered dose inhaler with a non-CFC propellant. In November, 2018, the FDA granted over-the-counter approval of the NDA for Primatene® Mist. We began selling Primatene® Mist in the fourth quarter of 2018.

Other Marketed Products

Other finished pharmaceutical products that we currently market include the following:

•	Cortrosyn® (cosyntropin for injection), a lyophilized powder that is indicated for use as a diagnostic agent in the screening of patients with adrenocortical insufficiency;
•

Amphadase®, a bovine-sourced hyaluronidase injection that is used as an adjuvant in subcutaneous fluid administration for achieving hydration, to increase absorption and dispersion of other injected drugs, and in subcutaneous urography for improving absorption of radiopaque agents;

•	Lidocaine jelly, a local anesthetic product used primarily for urological procedures;
•	Lidocaine topical solution, a local anesthetic used for a variety of procedures;
•	Phytonadione injection, an injection of Vitamin K1 that is used for newborn babies;
•

Our portfolio of emergency syringe products, including critical care drugs, such as morphine, atropine, calcium chloride, dextrose, epinephrine, lidocaine, and sodium bicarbonate, that are provided in pre-filled syringes and are designed for emergency use in hospital settings;

•	Lorazepam injection, a sedative used prior to surgery and medical procedures;
•	Procainamide, indicated for the treatment of documented ventricular arrhythmias;
•	Neostigmine methylsulfate injection, a cholinesterase inhibitor used in the treatment of myasthenia gravis and to reverse the effects of muscle relaxants such as gallamine and tubocurarine;
•	Medroxyprogesterone acetate injectable suspension, indicated for the prevention of pregnancy; and
•	Isoproterenol hydrochloride injection, indicated for multiple uses including mild or transient episodes of heart block that do not require electric shock or pacemaker therapy.

Our Product Candidates

We seek to develop product candidates with high technical barriers to competitive market entry that leverage our technical capabilities and other competitive advantages. We are focused on both generic and proprietary product candidates in the injectable and inhalable markets. The product candidates in our pipeline are in various stages of development, with a number of these candidates still in early stages of development. We currently have over 20 product candidates in our pipeline, including 15 generic ANDAs, three biosimilar product candidates and five proprietary product candidates.

The development, regulatory approval for and commercialization of our product candidates are subject to numerous risks. See “Risk Factors” for additional information.

Generic Product Candidates

We generally employ a strategy of developing generic product candidates that possess a combination of factors that present technical barriers to competition, including difficult formulations, which require complex characterizations, difficult manufacturing requirements and/or limited availability of raw materials. We believe that such factors will make these product candidates less susceptible to competition and pricing pressure. We currently have 15 generic ANDAs and three biosimilar product candidates at various development stages that leverage our various technical capabilities, including:

•	injectable technologies, which include various delivery methods and sizes of pre-filled syringes, vials in solution, jelly, suspension and lyophilized forms;
•	inhalation technologies, which include MDIs and DPIs;
•	nasal delivery systems; and
•

sophisticated analytical technologies, which include characterization and immunogenicity studies for complex molecules, particle engineering, sustained-release technology, and peptide, protein and DNA analysis and synthesis.

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

Proprietary Product Candidates

Our integrated technical skills and expertise provide a strong basis for the development of proprietary drug candidates. These skills include new chemical entity assessment, peptide and protein synthesis technology, complex formulation development, characterization analysis and immunogenicity studies, among others.

With respect to our proprietary pipeline strategy, we currently have five proprietary drug candidates at various development stages that leverage our various technical capabilities. The following paragraph summarizes our proprietary product candidates for which NDAs have been filed with the FDA.

Intranasal naloxone

Intranasal naloxone, a prescription naloxone nasal spray product candidate, is intended to be used for the emergency treatment of known or suspected opioid overdose, as manifested by respiratory and/or central nervous system depression.

We filed an NDA for Naloxone Hydrochloride 2mg/0.5mL Nasal Spray in April 2016. In February 2017, we received a Complete Response Letter, or CRL, from the FDA, which identifies four primary issues that need to be addressed prior to approval of our NDA. The four issues are comprised of (1) improving on our human factors validation study, (2) modifying the delivery accuracy verification method, (3) improving our standards of device reliability, and (4) adjusting the volume per actuation to account for pediatric use down to birth. We intend to continue to work with the FDA to address their concerns in the CRL and have sought an extension on our response to the CRL. However, there can be no guarantee that our response to the CRL will result in timely approval of intranasal naloxone or approval at all.

Other Proprietary Product Candidates

In addition to intranasal naloxone, we have four other proprietary product candidates in development. These product candidates incorporate multiple indications utilizing a wide variety of our technical capabilities.

APIs

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

In November 2016, we amended the Supply Agreement with MannKind, whereby MannKind’s aggregate total commitment of RHI API under the Supply Agreement was not reduced; however, the annual minimum purchase commitments of RHI API under the Supply Agreement were modified and extended through 2023, which timeframe had previously lapsed after calendar year 2019.

In December 2018, we amended the Supply Agreement with MannKind, whereby MannKind’s aggregate total commitment of RHI API under the Supply Agreement was not reduced; however, the annual minimum purchase commitments of RHI API under the Supply Agreement were modified and extended for an additional year through 2024, which timeframe would have previously lapsed after calendar year 2023. Specifically, the minimum annual purchase commitments in calendar years 2019 through 2024 were modified to €5.8 million of insulin in 2019, €15.9 million in 2020 and in 2021, €19.8 million in 2022 and in 2023, and €8.7 million in 2024. As a result of this amendment, MannKind has agreed to pay us an amendment fee of $2.0 million, which we recognized in net revenues in our consolidated statement of operations for the year ended December 31, 2018.

MannKind may request to purchase additional quantities of RHI API in excess of its annual minimum purchase commitments. The amendment can be renewed for additional, successive two-year terms upon 12 months’ written notice, given prior to the end of the initial term or any additional two-year term.

For the years ended December 31, 2018 and 2017, sales of RHI API to MannKind totaled $8.1 million and $3.2 million, which fulfilled the 2018 and 2017 commitment of RHI API under the amended Supply Agreement, respectively.

Concurrent with the amendment of the Supply Agreement, we amended the Option Agreement with MannKind, whereby the amendment to the Option Agreement extends the timing for payment of the capacity cancellation fee for 2017 and decreases the amounts payable as capacity cancellation fees for 2018 and 2019 in the event MannKind fails to exercise its minimum annual purchase option for any given year. We recognized the cancellation fee for 2017 of $1.5 million in net revenues in our consolidated statement of operations for the year ended December 31, 2016. In August 2017, MannKind notified us that it would not exercise its minimum annual purchase option of RHI API for 2018. We recognized the cancellation fee for 2018 of $0.9 million in net revenues in our consolidated statements of operations for the year ended December 31, 2017. In September 2018, MannKind notified us that it would not exercise its minimum annual purchase option of RHI API for 2019. We recognized the cancellation fee for 2019 of $1.0 million in net revenues in our consolidated statement of operations for the year ended December 31, 2018.

In addition to, and in consideration for the updated timeframe and other changes contained in the amendment to the Supply Agreement and the amendment to the Option Agreement, the amended Supply Agreement provided us the right of first refusal to participate in the development and commercialization of Afrezza® in China through a collaborative arrangement.

Research and Development

As of December 31, 2018, we had over 350 employees dedicated to research and development with expertise in areas such as pharmaceutical formulation, process development, toxicity studies, analytical, synthetic and physical chemistry, drug delivery, device development, equipment and engineering, clinical research statistical analysis, etc. Our focus on developing products with high barriers to market entry requires a significant investment in research and development, including clinical development. In particular, developing proprietary products that are reformulations of existing proprietary compounds often requires clinical trials to gain regulatory approval, and we have a team dedicated to designing and managing clinical trials. We have successfully completed several clinical trials for some of our product candidates and are in the process of planning clinical trials for other product candidates under development.

Backlog

A significant portion of our customer shipments in any fiscal year relate to orders received and shipped in that fiscal year, generally resulting in low product backlog relative to total shipments at any time. However, at the end of 2018, we experienced a backlog due to a slowdown in production linked to a new industry mandated serialization requirement, which we implemented in the fourth quarter. As a result, we ended the year with a backlog of approximately $5.0 million. We were able to resolve these production issues prior to year-end and believe we will be able to reduce the backlog in the near future. Historically, our backlog has not been a meaningful indicator of our ability to achieve any particular level of overall revenue or financial performance.

Manufacturing and Facilities

Our manufacturing facilities are located in Rancho Cucamonga and South El Monte, California; Canton, Massachusetts; Éragny-sur-Epte, France; and Nanjing, China. We own or lease a total of 87 buildings at six locations in the United States, France and China, that comprise 1.9 million square feet of manufacturing, research and development, distribution, packaging, laboratory, office and warehouse space. Our facilities are regularly inspected by the FDA in connection with our product approvals, and we believe that all of our facilities are being operated in material compliance with the FDA’s cGMP regulations.

We continue to expand our facility in Nanjing, China, and expect further significant investment in this facility.

Our API manufacturing business in Éragny-sur-Epte, France, which we acquired in April 2014, manufactures porcine insulin API and RHI API, and we expect to continue the current site activities. We are currently in the process of modifying our current facility in France to increase our internal manufacturing capabilities so that we can take over the manufacture of inclusion bodies, which are our RHI API’s starting material. We expect that this project will cost approximately $27.0 million. As of December 31, 2018, we have spent $25.4 million and expect to complete this project by the end of 2019.

We believe that our current manufacturing capacity is adequate for the near term. Our South El Monte, California facility was nearing capacity, so we began a significant project to increase production and modernize the facilities. The project cost to date is $14.9 million. In 2017, we completed construction, finished installing new equipment and started the validation process that needs to be completed before the new sterile area can be used in production. We expect to begin using the new production lines by the end of 2019.

Raw Material and Other Suppliers

We depend on suppliers for raw materials, APIs and other components that are subject to stringent FDA requirements. In some cases, we obtain raw materials, components or APIs used in certain of our products from single sources. Currently, we obtain the starting material, heparin USP, for our enoxaparin product, epinephrine for our Primatene® Mist product and API for certain of our other marketed products from single sources. If we experience difficulties acquiring sufficient quantities of required materials or products from our existing suppliers, or if our suppliers are found to be non-compliant with the FDA’s quality system regulation, or QSR, cGMPs or other applicable laws or regulations, we would be required to find alternative suppliers. Obtaining the required regulatory approvals to use alternative suppliers may be a lengthy and uncertain process during which we could lose sales. If our primary suppliers become unable or unwilling to perform, we could experience protracted delays or interruptions in the supply of materials that would ultimately delay our manufacture of products for commercial sale, which could materially and adversely affect our development programs, commercial activities, operating results and financial condition.

If our suppliers encounter problems during manufacturing, establishing additional or replacement suppliers for these materials may take a substantial period of time, as suppliers must be approved by the FDA. Further, a significant portion of our raw materials may be available only from foreign sources, which are subject to the risks of doing business abroad. For example, heparin USP is the starting material for the production of the API in our enoxaparin product. We have established a supply chain for heparin that originates in China and have implemented validated technology processes designed to screen and test incoming starting material, which include methods currently required by the FDA. However, the FDA has required companies importing heparin to test imported heparin using specific screening methods to detect certain contaminants and it has increased its scrutiny of Chinese facilities that produce heparin for the U.S. market. For example, in August 2008, the FDA inspected two facilities in China belonging to suppliers in our heparin supply chain and issued warning letters, one of which needed to be resolved as a precondition to approving the ANDA for our enoxaparin product candidate in September 2011. In 2018, we received approval from the FDA for the manufacture of semi-purified heparin at ANP. We plan to have ANP manufacture APIs for certain other products and product candidates.

Sales and Marketing

Our products are primarily marketed and sold to institutions such as hospitals, long-term care facilities, alternate care sites, clinics, and doctors’ offices. Additionally, we also sell to retail pharmacies. Most institutional customers are members of one or more group purchasing organizations, which negotiate collective purchasing agreements on behalf of their members. These facilities purchase products through specialty distributors and wholesalers. We have relationships with the major group purchasing organizations in the United States. We also have relationships with major specialty distributors, wholesalers and retailers who distribute pharmaceutical products nationwide.

The following table provides information regarding the percentage of our net revenues that is derived from each of our major customers and partners:

	% of Net Revenues
	Year Ended
	December 31,
	2018	2017	2016

AmerisourceBergen Corporation	27%	28%	21%
McKesson Corporation	27%	27%	21%
Cardinal Health, Inc.	21%	23%	22%
Actavis(1)	—	—	14%

(1)	The agreement with Actavis was terminated in December 2016.

Our marketing department is responsible for establishing and maintaining contracts and relationships with the group purchasing organizations, distributors, retailers, wholesalers and, occasionally, directly with hospitals or long-term care facilities. One or more of our proprietary product candidates may require deployment of a sales force either directly or through a strategic partner.

Under an agreement with Actavis Inc., or Actavis, we were paid a fixed cost per unit of our enoxaparin product sold to Actavis and also shared in the gross profits from Actavis sales of the product in the U.S. retail pharmacy market. The agreement with Actavis was terminated in December 2016.

Competition

The majority of our marketed products are generic products. We face and will face significant competition for our products and product candidates from pharmaceutical companies that focus on the generic injectable and inhalation markets such as Pfizer, Inc., Sagent Pharmaceuticals, Inc., Akorn, Inc., Sandoz Inc., Mylan Inc., Fresenius Kabi USA, Nexus Pharmaceuticals, Apotex, Amneal Biosciences, American Regent Inc., Hikma Pharmaceuticals USA, Inc., Par Pharmaceuticals, and Teva Pharmaceutical Industries Ltd. Competition in the generic pharmaceutical industry has increased as producers of branded products have entered the business by creating generic drug subsidiaries, purchasing generic drug companies, or licensing their products to generic manufacturers prior to patent expiration and/or as their patents expire. Therefore, our competitors also include the innovator companies of our generic drug products. For example, enoxaparin is currently marketed by Sanofi S.A., or Sanofi, under the brand name Lovenox®. Sanofi also markets its authorized generic enoxaparin product through its subsidiary, Winthrop, and also through Fresenius Kabi USA. Sandoz, Apotex and Teva Pharmaceuticals Industries Ltd. also market a generic version of enoxaparin. Other companies may have filed an ANDA with the FDA for its generic version of enoxaparin. The presence of these current and prospective competitive products may have an adverse effect on our market share, revenue and gross profit from our enoxaparin product.

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

Upon approval of an NDA or ANDA, the FDA lists the product in a publication entitled “Approved Drug Products with Therapeutic Equivalence Evaluations,” which is commonly known as the “Orange Book.” In the case of an NDA, the FDA also lists patents identified by the NDA applicant as claiming the drug or an approved method of using the drug. Any applicant who files an ANDA must certify to the FDA with regard to each relevant patent that (1) no patent information has been submitted to the FDA; (2) the patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the ANDA is submitted. This last certification is known as a Paragraph IV certification. A notice of the Paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the

ANDA refers. If the NDA holder submits the patent information to the FDA prior to submission of the ANDA and the NDA holder or patent owner(s) sues the ANDA applicant for infringement within 45 days of its receipt of the certification notice, the FDA is prevented from approving that ANDA until the earlier of 30 months from the receipt of the notice of the Paragraph IV certification, the expiration of the patent or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. An ANDA applicant that is sued for infringement may file a counterclaim to challenge the listing of the patent or information submitted to the FDA about the patent.

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

The Full NDA

The approval process for a full NDA generally involves:

•	completion of preclinical laboratory and animal testing to demonstrate safety, in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an investigational new drug application, or IND, for human clinical testing that must satisfy the FDA and become effective before human clinical trials may begin;
•	performance of adequate and well-controlled human clinical trials to establish the efficacy of the proposed drug product for each intended use;
•	satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is produced to assess compliance with the FDA’s cGMP regulations; and
•	submission to and approval by the FDA of an NDA.

Before human clinical trials can begin on a new drug, the results of preclinical tests, together with manufacturing information and analytical data, must be submitted to the FDA as part of an IND and the FDA must permit the IND to become effective. Each clinical trial under an IND must be reviewed and approved by an independent Institutional Review Board, or IRB. Human clinical trials are typically conducted in three sequential phases that may overlap. These phases generally include:

•	Phase 1, during which the drug is introduced into healthy human subjects, or on occasion, patients and is tested for safety, stability, dose tolerance and metabolism;
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

The results of preclinical animal studies and human clinical studies, together with other detailed information (e.g., relating to pharmaceutical formulation, stability, manufacturing, processing, packaging, labeling, quality control) are submitted to the FDA in the NDA.

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

The BLA approval process is similar to the Full NDA approval process and generally involves:

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

FDA Enforcement Authority

The FDA has very broad enforcement authority and the failure to comply with applicable regulatory requirements can result in administrative or judicial sanctions being imposed on us or on the manufacturers and distributors of our approved products, including warning letters, refusals of government contracts, clinical holds, civil penalties, injunctions (which may in some circumstances involve restitution, disgorgement or profits, recalls and/or total or partial suspension of production or distribution), seizure of products, withdrawal of approvals, refusal to approve pending applications and criminal prosecution of the company and company officials that may result in fines and incarceration. The FDA has authority to inspect manufacturing facilities as well as other facilities in which drug products are held, packaged or stored, to determine compliance with cGMP and other requirements under the FDCA. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. In addition, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

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

From February 5, 2019 through February 12, 2019, our Amphastar facility in Rancho Cucamonga, California was subject to a preapproval inspection by the FDA. The inspection included a review of our corrective actions taken from the previous cGMP inspection in March 2017, as well as review of data to support our pending applications. The inspections resulted in multiple observations on Form 483. We fully responded to those observations on March 6, 2019. We believe that our responses to the observations will satisfy the requirements of the FDA and that no significant further actions will be necessary.

From February 25 through March 1, 2019, our IMS facility in South El Monte, California was subject to a preapproval inspection by the FDA. The inspection included a review of our corrective actions taken from the 2017 inspection as well as review of data to support our pending applications. The inspection resulted in multiple observations on Form 483. We plan to respond to those observations by March 22, 2019. We believe that our responses to the observations will satisfy the requirements of the FDA and that no significant further actions will be necessary.

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

The FDA has asserted that all drugs subject to the Prescription Drug Wrap-Up are on the market illegally unless they fall within two “grandfather” exceptions to the new drug definition. The first is a provision in the new drug definition exempting drugs that were on the market prior to the passage of the FFDCA and that contain the same representations concerning the conditions of use as they did prior to passage of the FFDCA. The 1962 Amendments also exempt drugs that were not new drugs prior to the passage of the 1962 Amendments and that have the same composition and labeling as they had prior to the passage of the 1962 Amendments. The FDA and the courts have interpreted these two exceptions very narrowly. Therefore, the FDA could commence enforcement action at any time regarding any or all of our unapproved prescription products. The FDA requested us to discontinue the manufacturing and distribution of our epinephrine injection, USP vial product, which has been marketed under the “grandfather” exception to the FDA’s “Prescription Drug Wrap-Up” program. We discontinued selling this product in the second quarter of 2017. For the years ended December 31, 2017 and 2016, we recognized $17.8 million and $18.6 million, respectively, in net revenues for the sale of this product. The charge of $3.3 million was included in the cost of revenues in our consolidated statements of operations for the year ended December 31, 2016 to adjust the related inventory and firm purchase commitment to their net realizable value due to the anticipated discontinuation of the product. The FDA granted approval of our ANDAs for sodium bicarbonate injection and calcium chloride injection in September 2017 and May 2018, respectively.

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

We primarily rely on trade secrets, unpatented proprietary know-how and continuing technological innovation to protect our products and technologies, especially where we do not believe patent protection is appropriate or obtainable. Although in some cases we seek patent protection to preserve our competitive position, our current patent portfolio does not cover the majority of our existing products and product candidates. We own several U.S. and foreign patents covering processes and equipment used in the manufacture of a few of our products. The expiration dates of these patents range from 2020 to 2035. We also own several trademarks registered with the USPTO.

We own a U.S. patent covering the HFA version of Primatene® Mist: U.S. Patent Number 8,367,734, which was issued on February 5, 2013, and expires in January 2026. We have several patent applications that are currently pending. The majority of our significant products or product candidates are not covered by any U.S. or foreign patents related to formulations or compositions. Indeed, many of our products and product candidates are generic products, and therefore may not be eligible for patent protection. For example, our enoxaparin product is a generic product, and as such, it is not covered by any U.S. or foreign patents. Other of our products, including Amphadase®, are based on compounds for which any applicable patents have expired, or which were not patented by Amphastar in the first instance because they are older compounds. As for the remainder of our product candidates that are not intended to be generic products, we may seek to obtain patent rights or rely on trade secret protection. In any case, the majority of our products and product candidates are not currently covered by any U.S. or foreign patents.

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

Employees

As of December 31, 2018, we had 2,078 full-time employees.

Corporate Information

We incorporated in California under the name Amphastar Pharmaceuticals, Inc. in 1996 and merged our California corporation into Amphastar Pharmaceuticals, Inc., a newly formed Delaware corporation, in 2004. Our corporate offices are located at 11570 6th Street, Rancho Cucamonga, CA 91730. Our telephone number is (909) 980-9484. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. You can access our filings with the SEC by visiting www.amphastar.com. The information that is contained on or that can be accessed through our website is not incorporated into this Annual Report on Form 10-K, and the inclusion of our website address is an inactive textual reference only. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s website at www.sec.gov.

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

Sales from our enoxaparin product represented 18%, 15%, and 23% of our total net revenues for the years ended December 31, 2018, 2017, and 2016, respectively, and sales of our naloxone products represented 13%,  18%, and 19% of our total net revenues for the years ended December 31, 2018, 2017, and 2016, respectively. We are currently experiencing declining revenue from enoxaparin and some of our other existing products and we may operate at a loss in the near term while continuing to invest in developing new products. If the sales volume or pricing of enoxaparin continues to decline, if the sales volume or pricing of naloxone declines, or if we are unable to satisfy market demand for these products, our business, financial position and results of operations could be materially and adversely affected, and the market value of our common stock could decline. For example, due to intense pricing competition in the pharmaceutical industry, we have experienced significant declines in the per unit pricing and gross margins attributable to our enoxaparin product since its commercial launch. Our enoxaparin and naloxone products could be rendered obsolete or negatively impacted by numerous factors, many of which are beyond our control, including:

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

Our financial results depend upon our ability to commercialize additional generic and proprietary pharmaceutical products that address unmet medical needs, are accepted by patients and physicians and are reimbursed by payers. Commercialization requires that we successfully and cost-effectively develop, test and manufacture or otherwise acquire both generic and proprietary products. All of our products must receive regulatory approval and meet (and continue to comply with) regulatory and safety standards. If health or safety concerns arise with respect to a product, we may be forced to withdraw it from the market. For example, as a result of environmental concerns over the use of chlorofluorocarbons, or CFCs, the FDA, issued a final rule on January 16, 2009, that required the phase-out of the CFC formulation of our Primatene® Mist product by December 31, 2011. As a result, in order to resume selling Primatene® Mist we had to develop a formulation of the product that uses hydrofluoroalkane, or HFA, as the propellant, and obtain FDA approval for the modified product, which took a significant amount of time. There can be no guarantee that our investment in research and development activities will result in FDA approval or produce commercially viable new product.

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

Our ability to introduce new generic products also depends upon our success in challenging patent rights held by third parties or in developing non-infringing products. Due to the emergence and development of competing products over time, our overall profitability depends on, among other things, our ability to introduce new products in a timely manner, to continue to manufacture products cost-effectively and to manage the life cycle of our product portfolio. If we are unable to cost-effectively maintain an adequate flow of successful generic and proprietary products and new indications and/or delivery methods for existing products sufficient to cover our substantial research and development costs and the decline in sales of older products that either become subject to generic competition, or are displaced by competing products or therapies, it could have a material adverse effect on our business, financial condition or results of operations.

We incurred losses for fiscal 2018 and we may operate at a loss in the near term while continuing to invest in developing new products.

We recorded a net loss of $5.7 million for the year ended December 31, 2018. Although we achieved net income in the years ended 2016 and 2017, we may incur operating and net losses and negative cash flow from operations in the future. Our business may generate operating losses if we do not successfully commercialize our product candidates, maintain sales of and profits from existing products, and generate sufficient revenues to support our level of operating expenses, especially as we continue our investment in developing new products. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict whether we will be able to achieve and maintain profitability.

Our success depends on the integrity of our supply chain, including multiple single source suppliers, the disruption of which could negatively impact our business.

Some of our products are the result of complex manufacturing processes, and some require highly specialized raw materials. Because our business requires outsourcing in some instances, we are subject to inherent uncertainties related to product safety, availability and security. For some of our key raw materials, components and API used in certain of our products, we have only a single, external source of supply, and alternate sources of supply may not be readily available. For example, we purchase heparin USP as the starting material for producing our enoxaparin product exclusively from a single source supplier and, in 2009, this supplier received a Warning Letter from the FDA and was the subject of an FDA Import Alert. The resulting shortage of heparin USP resulted in significant delays to the FDA approval process for our enoxaparin product. There are no guarantees our supplier will not receive Warning Letters in the future or that we will be able to replace this single source supplier with an alternate supplier on a commercially reasonable and timely basis, or at all, to prevent a shortage of heparin USP. Additionally, in 2013, our single source supplier of epinephrine API for our Primatene® Mist product received a warning letter from the FDA, which our supplier has since addressed. In the future, it is possible that our suppliers will receive warning letters from the FDA and be unsuccessful in their efforts to address the issues raised in such warning letters on a timely basis, or at all, or may discontinue production of raw materials, components or APIs used in our products or product candidates and would result in delays in commercialization and/or manufacturing of our products or product candidates if FDA approval for such products or product candidates is received. Furthermore, we may be unable to replace such supplier with an alternate supplier on a commercially reasonable and timely basis, or at all.

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

We have invested significantly in our manufacturing capacity in order to vertically integrate our business, contain the costs of raw materials and reduce the risks imposed by relying on third-party single source suppliers. We currently own and operate facilities that manufacture raw materials and APIs for our products and product candidates and those of our customers and partners, including insulin API for MannKind. However, if market demand decreases or if market supply surpasses demand, whether because of macroeconomic factors, pharmaceutical industry volatility, or deficiencies specific to our customers, we may not be able to reduce manufacturing expenses or overhead costs proportionately. For example, a significant portion of our manufacturing capacity in our facility in Éragny-sur-Epte, France is utilized for the manufacturing of insulin API for MannKind, and a significant portion of our manufacturing capacity in Rancho

Cucamonga is utilized for the manufacture of enoxaparin. On November 9, 2016, we amended our supply agreement with MannKind, or the Supply Agreement and our option purchase agreement with MannKind, or the Option Agreement, to modify and extend the annual minimum purchase commitments under the Supply Agreement and the Option Agreement to cover calendar years 2014 through 2023. Additionally, on December 24, 2018, we again amended our supply agreement with MannKind to modify and extend the annual minimum purchase commitments under the Supply Agreement and the Option Agreement to cover calendar years 2019 through 2024. While the aggregate total purchase commitment remains unchanged, the amendments to the Supply Agreement and the Option Agreement have resulted and will continue to result in reduced sales of API for MannKind on an annual basis.

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

We face similar competition with respect to our over-the-counter products. These products compete with other products that are owned and marketed by companies with much greater financial resources to reach consumers and influence their buying decisions. There can be no assurance that we will be able to profitably market our over-the-counter products and money spent on such marketing efforts will reduce our ability to focus on and develop our pharmaceutical products.

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

This intensely competitive environment requires an ongoing, extensive search for technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of our products to healthcare professionals in private practice, group practices and managed care organizations. Our competitors vary depending upon product categories and, within each product category, upon dosage strengths and upon drug-delivery systems. Based on total assets, annual revenues and market capitalization, we are smaller than many of our national and international competitors with respect to both our generic and proprietary pharmaceutical products and product candidates. Many of our competitors have been in business for a longer period of time than us, have a greater number of products on the market and have greater financial and other resources than we do. Furthermore, recent trends in this industry are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. If we directly compete with large entities for the same markets and/or products, their financial strength could prevent us from capturing a profitable share of those markets. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. It is possible that developments by our competitors will make our products or technologies noncompetitive or obsolete.

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

With respect to our generic pharmaceutical business, revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents and exclusivities protecting a brand name product expire, the first manufacturer to receive regulatory approval for a generic version of the product is generally able to achieve significant market penetration. Therefore, our ability to increase or maintain revenues and profitability in our generics business is largely dependent on our success in challenging patents and developing non-infringing formulations of proprietary products. As competing manufacturers receive regulatory approvals on generic products or as brand manufacturers launch generic versions of their products (for which no separate regulatory approval is required), market share, revenues and gross profit typically decline, often significantly and rapidly. Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product normally is related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. For example, enoxaparin is currently marketed by Sanofi, under the brand name Lovenox®. Sanofi also markets its authorized generic enoxaparin product through its subsidiary, Winthrop, and also through Fresenius Kabi USA. Sandoz, Apotex and Teva Pharmaceuticals Industries Ltd., also either market or plan to market a generic version of enoxaparin. Other companies may have filed an ANDA with the FDA for approval of enoxaparin. The presence of these current and prospective competitive products has had, and may continue to have, an adverse effect on our market share, revenue and gross profit from our enoxaparin product. Since the commercial launch of our enoxaparin product, we have experienced significant declines in sales volume, per unit pricing and gross margins attributable to this product. Consequently, we must continue to develop and introduce new generic products in a timely and cost-effective manner to maintain our revenues and gross margins. We may have fewer opportunities to launch significant generic products in the future, as the number and size of proprietary products that are subject to patent challenges is expected to decrease in the next several years compared to historical levels. Additionally, as new competitors enter the market, there may be increased pricing pressure on certain products, which may result in lower gross margins. In addition to our enoxaparin product, we have experienced pricing pressure on many of our other products, including medroxyprogesterone, and we expect this trend to continue in the future.

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

In addition, the goals established under the Generic Drug User Fee Act, and increased funding of the FDA’s Office of Generic Drugs, have led to more and faster generic approvals, and consequently increased competition for some of our products. The FDA has stated that it has established new steps to enhance competition, promote access and lower drug prices and is approving record-breaking numbers of generic applications. While these FDA improvements are expected to benefit our generic product pipeline, they will also benefit competitors that seek to launch products in established generic markets where we currently offer products.

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

A significant proportion of our sales are made to relatively few U.S. wholesalers and group purchasing organizations. These customers are continuing to undergo significant consolidation. Sales to three of these customers for the years ended December 31, 2018, 2017, and 2016, respectively, accounted for approximately 76%, 78%, and 64% of our total net revenues, respectively. Such consolidation has provided and may continue to provide them with additional purchasing leverage, and consequently may increase the pricing pressures that we face.

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

At the same time, the traditional model for distribution of pharmaceutical products is also undergoing disruption as a result of the entry or potential entry of new competitors and significant mergers among key industry participants. For example, Amazon.com has recently made initial moves to develop a pharmaceutical distribution business. Also, the consolidation resulting from the merger between CVS Health and Aetna, if completed, is expected to create a vertically integrated organization with increased control over the physician and pharmacy networks and, ultimately, over which medicines are sold to patients. In addition, several major hospital systems in the United States announced a plan to form a nonprofit company that will provide U.S. hospitals with a number of generic drugs. In January 2018, Amazon Inc., Berkshire Hathaway Inc. and JPMorgan Chase & Co., announced that they plan to join forces by forming an independent health care company for their combined one million U.S. employees. This initiative is expected to further increase competition and enhance price erosion. These changes to the traditional supply chain could lead to our customers having increased negotiation leverage and to additional pricing pressure and price erosion.

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

We depend to a significant degree on our key management employees, including our Chief Executive Officer and Chief Science Officer, Jack Y. Zhang, and our Chief Operating Officer and Chief Scientist, Mary Z. Luo. The loss of services from any of these persons may significantly delay or prevent the achievement of our product development or business objectives. Our officers all serve “at will” and we or they can terminate their employment with us at any time. We do not carry key man life insurance on any key personnel. Competition among pharmaceutical companies for qualified employees is intense, and the ability to attract and retain qualified individuals is critical to our success. We have experienced attrition among our executive officers in the past, and any future loss of key members of our organization or any inability to continue to attract high-quality employees may delay or prevent the achievement of major business objectives. Our productivity may be adversely affected if we do not integrate or train our new employees quickly and effectively.

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

We currently manufacture the starting material for Amphadase® and enoxaparin as well as the APIs for isoproterenol and nitroprusside at our manufacturing facility in China, and we plan to use this facility to manufacture several of the APIs for products in our pipeline. Additionally, we intend to continue to invest in the expansion of this manufacturing facility. Our manufacturing facility and operations in China involve significant risks, including:

•	disruptions in the construction of the manufacturing facility;
•

interruptions to our operations in China or the inability of our manufacturing facility to produce adequate quantities of raw materials or APIs to meet our needs as a result of natural catastrophic events or other causes beyond our control such as power disruptions;

•	product supply disruptions and increased costs as a result of heightened exposure to changes in the policies of the Chinese government, political unrest or unstable economic conditions in China;
•

the imposition of tariffs or other trade barriers as a result of changes in social, political, and economic conditions or in laws, regulations, and policies governing foreign trade, including the tariffs recently implemented and additional tariffs that have been proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which, if implemented, remain uncertain; and

•	the nationalization or other expropriation of private enterprises or intellectual property by the Chinese government, which could result in the total loss of our investment in China.

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

We are continuing to expand our international operations as part of our growth strategy. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. The current U.S. presidential administration has called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. In September 2018, the U.S. Trade Representative (the “USTR”) enacted a tariff on the import of other Chinese products, including non-U.S. sourced APIs and starting materials used in our products, with a combined import value of approximately $200 billion. The tariff became effective on September 24, 2018, with an initial rate of 10%. This rate could be increased to 25% in 2019 depending on the outcome of trade negotiations between the United States and China. It is expected that these tariffs will raise our cost of goods.  Furthermore, if tariffs, trade restrictions, or trade barriers are placed on products such as ours by foreign governments, especially China, it could cause us to raise prices for our products, which may result in the loss of customers and our business, financial condition and results of operations may be harmed. Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China. Therefore, it is possible further tariffs may be imposed that could cover imports of APIs and starting materials used in our products, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to APIs or starting materials used in our products, causing us to raise prices or make changes to our products, which could materially harm our business, financial condition and results of operations. Further, the continued threats of tariffs, trade restrictions, and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment in China and the United States and uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could occur and could directly and adversely impact our financial results and results of operations.

We could be materially and adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act of 1977, as amended and similar applicable laws and regulations in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws, which often carry substantial penalties. We are currently expanding our operations abroad, including expanding our facilities in China, a country which has experienced governmental and private sector corruption to some degree, and in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. Our internal control policies and procedures may not always protect us from acts committed by our affiliates, employees or agents which may violate these laws and regulations. Violations of foreign and U.S. laws and regulations could result in fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and on our ability to offer our products in one or more countries, and could also materially affect our brand, our international growth efforts, our ability to attract and retain employees, our business, and our operating results. There can be no assurance that our partners, our employees, contractors, or agents will not subject us to potential claims or penalties. Any violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position, and results of operations and could cause the market value of our common stock to decline.

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

On June 23, 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the European Union, or EU, (commonly referred to as the “Brexit”). Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty, triggering the two-year negotiation period for exiting the EU. The withdrawal of the UK from the EU is scheduled to take effect on March 29, 2019 and transitional provisions may or may not be put in place to ease the process.

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

Further, Brexit could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets, and the value of the British pound sterling currency or other currencies, including the euros.  We are exposed to the economic, market and fiscal conditions in the UK and the EU and to changes in any of these conditions. Depending on the terms reached regarding Brexit, it is possible that there may be adverse practical and/or operational implications on our business.

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

We currently maintain a $10.0 million product liability insurance policy, which covers Amphastar, International Medication Systems, Ltd., or IMS, Armstrong Pharmaceuticals, Inc., or Armstrong, and Amphastar France Pharmaceuticals S.A.S., or AFP, products, but our insurance coverage is subject to deductibles and may not reimburse us or may not be sufficient to reimburse us for all expenses or losses we may suffer from any product liability claims. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. Large judgments have been awarded in class action lawsuits based on drug products that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

We plan to regularly review potential acquisitions of technologies, products and businesses complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating operations, personnel, technologies and products. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages and synergies that the acquisitions were intended to create, which may have a material adverse effect on our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. It is possible that the integration of some acquired technologies, information systems and data could increase our risk of experiencing a data security or privacy incident. In addition, in connection with acquisitions, we could experience disruption in our business, technology and information systems, customer or employee base, including diversion of management’s attention from our continuing operations. There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors. Furthermore, there may be overlap between our products or customers and the companies that we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses. If we are unable to successfully integrate technologies, products, businesses or personnel that we acquire, we could incur significant impairment charges or other adverse financial consequences.

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

We intend to conduct an extensive due diligence investigation for any business we consider acquiring. Intensive due diligence is often time consuming and expensive due to the operations, finance and legal professionals who may be involved in the due diligence process. Even if we conduct extensive due diligence on a target business which we acquire, we may not identify all material issues that are present inside a particular target business. If our due diligence fails to discover or identify material issues relating to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure the target business’ operations or incur impairment or other charges that could result in losses to us.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect that there will be additional challenges and amendments to the Affordable Care Act in the future. The Trump administration and members of the U.S. Congress have indicated that they may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Most recently, the Tax Act was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. Any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. However, we do not currently know the extent to which any such changes may impact our business or financial condition, as well as the pharmaceutical industry as a whole. In addition, the Trump administration has also proposed the establishment of an “international pricing index”, which may have the effect of decreasing prices for certain prescription drugs. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

Generally accepted accounting principles, or U.S. GAAP, in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606), or ASC 606, as subsequently amended, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. ASC 606 became effective for us beginning the first quarter of fiscal 2018, and we have adopted it using the modified retrospective transition method. In addition, were we to change our critical accounting estimates, our results of operations could be significantly impacted. These or other changes in accounting principles could adversely affect our financial results. See Note 2 of the Notes to Financial Statements in Part II - Item 8 of this Annual Report on Form 10-K for information regarding the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Significant balances of intangible assets, including goodwill, are subject to impairment testing and may result in impairment charges, which may materially and adversely affect our results of operations and financial condition.

A significant amount of our total assets is related to goodwill and intangible assets. As of December 31, 2018, the value of our goodwill and intangible assets net of accumulated amortization was $42.3 million. Goodwill and other intangible assets are tested for impairment annually when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. Any future goodwill or other intangible asset impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition.

Our outstanding loan agreements contain restrictive covenants that may limit our operating flexibility.

Our loan agreements are collateralized by substantially all of our presently existing and subsequently acquired personal property assets and subject us to certain affirmative and negative covenants, including limitations on our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens and conduct transactions with affiliates. We are also subject to certain covenants that require us to maintain certain financial ratios and are required under certain conditions to make mandatory prepayments of outstanding principal. As a result of these covenants and ratios, we have certain limitations on the manner in which we can conduct our business, and we may be restricted from engaging in favorable business activities or financing future operations or capital needs until our current debt obligations are paid in full or we obtain the consent of our lenders, which we may not be able to obtain. We may not be able to generate sufficient cash flow or revenue to meet the financial covenants or pay the principal and interest on our debt, and in the past we have not been in compliance with certain financial covenants. In addition, upon the occurrence of an event of default, our lenders, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes. An event of default includes our failure to pay any amount due and payable under the loan agreements, the occurrence of a material adverse change in our business as defined in the loan agreements, our breach of any covenant in the loan agreements, subject to a grace period in some cases, or an involuntary insolvency proceeding. Additionally, a lender could exercise its lien on substantially all of our assets and our future working capital, borrowings or equity financing may not be available to repay or refinance any such debt.

Global macroeconomic conditions may negatively affect us and may magnify certain risks that affect our business.

Our business is sensitive to general economic conditions, both inside and outside the U.S. Slower global economic growth, credit market crises, high levels of unemployment, reduced levels of capital expenditures, government deficit reduction, sequestration and other austerity measures and other challenges affecting the global economy adversely affects us and our distributors, customers and suppliers. It is uncertain how long these effects will last or whether economic and financial trends will worsen or improve. Such uncertain economic times may have a material adverse effect on our revenues, results of operations, financial condition and, if circumstances worsen, our ability to raise capital at reasonable rates. If slower growth in the global economy or in any of the markets we serve continues for a significant period, if there is significant deterioration in the global economy or such markets or if improvements in the global economy don’t benefit the markets we serve, our business and financial statements could be adversely affected.

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

Current economic conditions may adversely affect the ability of our distributors, customers, suppliers and service providers to obtain the liquidity required to pay for our products or to buy necessary inventory or raw materials and to perform their obligations under agreements with us, which could disrupt our operations, and could negatively impact our business and cash flow. Although we make efforts to monitor these third parties’ financial condition and their liquidity, our ability to do so is limited, and some of them may become unable to pay their bills in a timely manner, or may even become insolvent, which could negatively impact our business and results of operations. These risks may be elevated with respect to our interactions with third parties with substantial operations in countries where current economic conditions are the most severe, particularly where such third parties are themselves exposed to sovereign risk from business interactions directly with fiscally-challenged government payers.

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

We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, if we continue to take advantage of the exemptions contained in the JOBS Act. We will cease to be an emerging growth company on December 31, 2019. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation by our independent registered public accounting firm.

In the event that our Chief Executive Officer, Chief Financial Officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits, breaches of the covenants under our credit facilities, or other adverse actions requiring us to incur defense costs, pay fines, make settlements or seek judgments, which may adversely affect investor perceptions and potentially result in a decline in our stock price.

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

On December 22, 2017, the U.S. government enacted the Tax Act, which includes significant changes to the taxation of business entities. These changes include, among others, a federal statutory rate reduction from 35% to 21% effective January 1, 2018, the elimination or reduction of certain domestic deductions and credits, limitations on the deductibility of executive compensation and interest, and a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Our financial statements for the current year now reflect the effects of the Tax Act based on current guidance, including remeasurement of our deferred tax assets and liabilities, as well as the effects of the reduced rate of the U.S. corporate income tax and certain other provisions of the Tax Act on our effective tax rate and operating results. The U.S. Treasury Department, the IRS, and state tax authorities will continue to interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.

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

In addition, tax laws are dynamic and subject to change as evidenced by the Tax Act. As new laws are passed and new interpretations of the law are issued or applied, our provision for income taxes may be affected. Recent changes to U.S. tax laws, including taxation of earnings outside of the U.S., the introduction of a base erosion anti-abuse tax and the disallowance of tax deductions for certain book expenses, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our earnings, as well as cash and cash equivalent balances we currently maintain. Furthermore, due to shifting economic and political conditions, tax policies or rates in various jurisdictions may be subject to significant change.

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

Our business and operations would suffer in the event of system breach or failure.

We, our collaborators, third-party providers, distributors, customers and other contractors utilize information technology systems and networks to transmit, store and otherwise process electronic data in connection with our business activities. This includes our clinical data and business proprietary information, Electronic Data Interchange, or EDI, on purchase orders, invoices, chargebacks, etc. We, and others on our behalf, also collect and process certain personal data, including about our personnel, business partners, website visitors and others, which may be subject to applicable data protection laws and regulations. We, and others on our behalf, rely on complex information technology systems, including Internet-based systems, to transmit, store and otherwise process such data in support of our supply chain processes, operations, and communications. Despite our implementation of security measures to protect the confidentiality, integrity, and availability of the systems and data within our control from various threats (e.g., cyber-attack, insider threat, accidental disclosure, intellectual property theft and economic espionage, natural disaster, war, terrorism, telecommunications and electrical outage), risks remain.

Potential legal (regulatory or contractual), financial, operational, and reputational harm may arise from the accidental or unlawful destruction, damage, loss, unavailability, alteration, impairment, misuse, unauthorized disclosure of, or unauthorized access to (i) our data, which is transmitted, stored or otherwise processed by us or by collaborators, third-party providers, distributors and other contractors on our behalf (a “data security incident”); and (ii) the systems upon which we rely for our operations (an “other event”). For example:

•

The accidental or unlawful loss, unavailability or alteration of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts as well as significantly increase our costs to recover or reproduce the data.

•

The size and complexity of our systems make them potentially vulnerable to breakdown or interruption, whether due to computer viruses or other causes, which may result in the loss of key information or the impairment of production and other supply chain processes, adversely affecting our business.

•

Any data security incident or other event, either on its own or as a pattern, may require costly response and remediation efforts, trigger litigation or adverse regulatory action arising from or related to such an incident or event, and result in significant additional expense to implement further data protection measures. Integrating the systems and data of any acquired entity may in some cases further increase these risks due to unforeseen threats and vulnerabilities.

•

Similarly, a data security incident or other event experienced by our collaborators, third-party providers, distributors and other contractors may hinder our product development, supply chain, other business operations, or our regulatory and contractual obligations to others and could also give rise to litigation or adverse regulatory action.

There can be no assurance that we will be successful in preventing data security incidents or other events nor that we will be successful in mitigating their effects, despite the implementation of security measures for systems and data within our control. Similarly, there can be no assurance that our collaborators, third-party providers, distributors and other contractors will be successful in protecting our data on their systems or in protecting other systems upon which we may rely. Any such data security incident or other event could have a material adverse effect on our business and prospects.

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

We may encounter delays or agency rejections during any stage of the regulatory review and approval process based upon a variety of factors, including without limitation the failure to provide clinical data demonstrating compliance with the FDA’s requirements for safety, efficacy and quality. Those requirements may become more stringent prior to submission of our applications for approval or during the review of our applications due to changes in the law or changes in FDA policy or the adoption of new regulations. After submission of an application, the FDA may refuse to file the application, deny approval of the application or require additional testing or data. The FDA can convene an Advisory Committee to assist the FDA in examining specific issues related to the application. For example, we initially filed an NDA, for our Primatene® Mist product in July 2013, but FDA approval was not granted until November 2018 due to delays caused by the FDA’s requirement that we provide additional non-clinical information, label revision and follow-up studies (including label comprehension, behavioral/human factors), and that we made packaging and label revisions.

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

In addition, if we license rights to third parties to develop our product candidates in other geographic areas or for other indications, we may have limited control over nonclinical testing or clinical studies that may be conducted by such third-party licensees in those territories or for those indications. If data from third-party testing identifies a safety or efficacy concern, such data could adversely affect our or another licensee’s development of such product.

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

The novel use of particle engineering or synthetic APIs for any of our product candidates, may not receive regulatory approval, and without regulatory approval we will not be able to market our product candidates.

We are engaging in particle engineering for certain product candidates and there is no guarantee that we will obtain regulatory approval or, upon commercialization, market acceptance of these products.

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

The scientific foundation of our NDA product candidates will be based on our various proprietary technologies and the commercial success of these product candidates will depend in significant measure upon our ability to obtain FDA approval of labeling describing such products’ expected features or benefits. Failure to achieve FDA approval of product labeling containing adequate information on features or benefits will prevent or substantially limit our advertising and promotion of such features in order to differentiate our proprietary technologies from those products that already exist in the market. This failure would have a material adverse impact on our business.

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

We plan to build on our existing platforms to produce biosimilar products in the future. In 2010, Congress amended the PHSA to create an abbreviated approval pathway for follow-on biologics. This approval pathway is available for “biosimilar” products, which are products that are highly similar to previously approved biologics notwithstanding minor differences in inactive components. The process for bringing a biosimilar product to market is uncertain and may be drawn out for an extended period of time. The FDA is in the process of publishing regulations governing this process and only sixteen biosimilar applications have been approved as of December 31, 2018. Approval of biosimilar applications may be delayed by exclusivity on the BLA for the reference product for up to 12 years. Biosimilar applicants are also subjected to a patent resolution process that will require biosimilar applicants to share the contents of their application and information concerning its manufacturing processes with counsel for the company holding the BLA for the reference drug and to engage in a patent litigation process that could delay or prevent the commercial launch of a product for many years.

Biosimilar products are not presumed to be substitutable for the reference drug under the Biologics Price Competition and Innovation Act, or BPCIA. Biosimilar applicants must seek a separate FDA determination that they are “interchangeable” with the reference drug, meaning that they can be expected to produce the same clinical result in any given patient without an increase in risk due to switching from the brand product. None of the sixteen biosimilar products that have been approved by the FDA have been approved as “interchangeable” and therefore, are not substitutable for the referenced drug. The statutory standards for determining biosimilarity and interchangeability are broad and uncertain, and the FDA has broad discretion to determine the nature and extent of product characterization, nonclinical testing and clinical testing on a product-by-product basis.

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

Some of the drug delivery devices utilized in our products and product candidates are provided by single source unaffiliated third-party companies. We are dependent on the sustained cooperation and effort of those third-party companies both to supply the devices and, in some cases, to conduct the studies required for approval or other regulatory clearance of the devices. We are also dependent on those third-party companies continuing to maintain such approvals or clearances once they have been received. Failure of third-party companies to supply the devices, to successfully complete studies on the devices in a timely manner, or to obtain or maintain required approvals or clearances of the devices could result in increased development costs, delays in or failure to obtain regulatory approval and delays in product candidates reaching the market or in gaining approval or clearance for expanded labels for new indications. We filed a Field Alert Report for enoxaparin in June 2013, as required by the FDA for certain quality issues with safety implications, because the product did not meet functionality criteria. The needle-shielding component was breaking during shipping, preventing correct administration of the medication. While the specific issues related to this Field Alert Report were resolved, we may experience similar issues in the future. In addition, loss of regulatory approval or clearance of a device that is used with our product may result in the removal of our product from the market.

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

A number of our prescription products are marketed without FDA approval. These products, like many other prescription drugs on the market that the FDA have not been formally evaluated as being effective, contain active ingredients that were first marketed prior to the enactment of the Federal Food, Drug, and Cosmetic Act, or FFDCA. The FDA has assessed these products in a program known as the “Prescription Drug Wrap-Up” and has stated that these drugs cannot be lawfully marketed unless they comply with certain “grandfather” exceptions to the definition of “new drug” in the FFDCA. These exceptions have been strictly construed by FDA and by the courts, and the FDA has stated that it is unlikely that any of the unapproved prescription drugs on the market, including certain of our drugs, qualify for the exceptions. At any time, the FDA may require that some or all of our unapproved prescription drugs be submitted for approval and may direct us to recall these products and/or cease marketing the products until they are approved. The FDA may also take enforcement actions based on our marketing of these unapproved products, including but not limited to the issuance of an untitled letter or a warning letter, and a judicial action seeking an injunction, product seizure and/or civil or criminal penalties. The enforcement posture could change at any time and our ability to market such drugs could terminate with little or no notice. Moreover, if our competitors seek and obtain approval and market FDA-approved prescription products that compete against our unapproved prescription products, we would be subject to a higher likelihood that the FDA may seek to take action against our unapproved products. Such competitors have brought and may bring claims against us alleging unfair competition or related claims.

As a result of our meetings with the FDA in 2009, we decided to discontinue all of our products that were subject to the Prescription Drug Wrap-Up program, with the exception of epinephrine in vial form. These products were all produced at our subsidiary, IMS. During the third quarter of 2010, the FDA requested that we reintroduce several of the withdrawn products to cope with a drug shortage, while we prepared and filed applications for approval of the products. Between August and October, 2010, we reintroduced atropine, morphine, dextrose, and epinephrine prefilled syringes.

In February 2017, the FDA requested that we discontinue the manufacturing and distribution of our epinephrine injection, USP vial product, which had been marketed under the “grandfather” exception to the FDA’s Prescription Drug Wrap-Up program. We discontinued selling this product in the second quarter of 2017.

For the years ended December 31, 2018, 2017, and 2016, we recorded net revenues of $26.4 million, $22.0 million, and $17.4 million, respectively, from our unapproved products. Our unapproved products currently on the market include: atropine, morphine, dextrose and epinephrine prefilled syringes. We have filed three ANDAs and one NDA with respect to our remaining unapproved products in order to mitigate all risk associated with the marketing of unapproved drug products. Prior to the approval of our ANDA and NDA submissions, we continue to operate in compliance with the FDA Compliance Policy Guide, CPG Sec. 440.100 Marketed New Drugs Without Approved NDAs and ANDAs.

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

In January 2016, the Centers for Medicare and Medicaid Services, or CMS, issued a final rule that helped to clarify many of the changes made to the Medicaid Drug Rebate Program by the Affordable Care Act. The final rule attempts to provide drug manufacturers with the regulatory guidance necessary to ensure proper calculation and reporting of drug product and pricing information. Specifically, the final rule attempts to clarify the definition of what constitutes a manufacturer’s “best price” and aligns it, where appropriate, to the definition of “Average Manufacturer Price”, which is used to calculate drug rebates. Notwithstanding the final rule’s guidance, a number of state and federal government agencies will continue to conduct investigations of manufacturers’ reporting practices with respect to Average Wholesale Prices, or AWP, in which reports of inflated AWP may lead to excessive payments for prescription drugs. These investigations could have a material adverse effect on our business, financial position and results of operations.

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

The scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal or state regulatory authorities might challenge our current or future activities under these laws. Any such challenge could have a material adverse effect on our reputation, business, results of operations and financial condition. In addition, efforts to ensure that our business arrangements with third parties will comply with these laws and regulations and will involve substantial costs. Any state or federal regulatory review of us or the third parties with whom we contract, regardless of the outcome, would be costly and time-consuming.

Risks Relating to our Intellectual Property

Our success depends on our ability to detect, protect, and enforce our intellectual property.

In addition to obtaining FDA approval for our generic and proprietary drug candidates, our success also depends on our ability to obtain and maintain patent protection for new products developed utilizing our technologies, in the U.S. and in other countries, and to enforce these patents. The patent positions of pharmaceutical firms, including us, are generally uncertain and involve complex legal and factual issues. Any of our patent claims in our approved and pending non-provisional and provisional patent applications relating to our technologies may not be issued or, if issued, any of our existing and future patent claims may not be held valid and enforceable against third-party infringement. Moreover, any patent claims relating to our technologies may not be sufficiently broad to protect our products. In addition, issued patent claims may be challenged, potentially invalidated, or potentially circumvented. Our patent claims may not afford us protection against our competitors. We currently have a number of U.S. and foreign patents issued. However, issuance of a patent is not conclusive evidence of its validity or enforceability. We may not be granted patents for any of our pending patent applications or any patent applications that we may file in the future and our issued patents may not be upheld if challenged. Further, we may not be able to detect an unauthorized use of our intellectual property rights if a competitor uses our intellectual property confidentially, in-house, with no public disclosure.

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

Past enforcement of intellectual property rights in countries outside the U.S., including China in particular, has been limited or non-existent. Future enforcement of patents and proprietary rights in many other countries will likely be problematic or unpredictable, particularly in other countries where intellectual property rights are not highly developed or protected. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Patent claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions.

Enforcement of our intellectual property rights may not be pursued in some situations in which an alleged infringer may have a more dominant intellectual property position or for other business reasons.

We also rely on, or intend to rely on, our trademarks, trade names and brand names to distinguish our products from the products of our competitors and have registered or applied to register our own trademarks. However, our trademark applications may not be granted. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our product, which could result in loss of brand recognition and could require us to devote significant resources to advertising and marketing these new brands. Further, our competitors may infringe our trademarks or we may not have adequate resources to enforce our trademarks.

We may become involved in patent litigations or other intellectual property proceedings relating to our future product approvals, which could result in liability for damages or delay or stop our development and commercialization efforts.

The pharmaceutical industry has been characterized by significant litigation and other proceedings regarding patents, patent applications and other intellectual property rights. The situations in which we may become parties to such litigation or proceedings may include any third parties initiating litigation claiming that our products infringe their patent or other intellectual property rights; in such case, we will need to defend against such proceedings. For example, the field of generic pharmaceuticals is characterized by frequent litigation that occurs in connection with generic pharmaceutical companies filing ANDAs, Paragraph IV certifications and attempting to invalidate the patents of the proprietary reference drug. Any non-generic products that we successfully develop may be subject to such challenge by third parties. As a generic pharmaceutical company, we also expect to file ANDAs and Paragraph IV certifications and to attempt to invalidate patents of third party reference drugs for which we seek to develop generic versions.

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

For example, we received a complaint on December 20, 2018, related to our ANDA submitted seeking approval to engage in the commercial manufacture, use and sale of a proposed generic vasopressin injection USP. Additionally, we have also been involved in patent litigation related to our sales of enoxaparin, and there is an ongoing related antitrust litigation. For further details, see the section titled Litigation in Note 19 in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K. The protracted litigations involved, and may continue to involve, large legal expenses and the diversion of management’s time and effort away from the business. Any future adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses, whether in these litigations or in other litigations, could result in substantial monetary damage awards and could prevent us from manufacturing and selling our products, which could have a material and adverse effect on our financial condition.

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

The success of our proprietary products depends in part on our ability to obtain, maintain and enforce patents and trademarks, and to protect trade secrets, know-how and other proprietary information and technologies. Our ability to commercialize any proprietary product successfully will largely depend upon our ability to obtain and maintain patents of sufficient scope to prevent third parties from developing substantially equivalent products. In the absence of patent and trade secret protection, competitors may adversely affect our proprietary products business by independently developing and marketing substantially equivalent products. It is also possible that we could incur substantial costs if we are required to initiate litigation against others to protect or enforce our intellectual property rights.

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

We rely on unpatented trade secrets, know-how and technology. This intellectual property is difficult to protect, especially in the pharmaceutical industry, where much of the information about a product must be submitted to regulatory authorities during the regulatory approval process. We seek to protect trade secrets, know-how, confidential or proprietary information and technologies, in part, by entering into confidentiality and invention assignment agreements with employees, consultants and others. These parties may breach or terminate these agreements, and we may not have adequate remedies for such breaches. Furthermore, these agreements may not provide meaningful protection for our trade secrets, know-how, or other confidential or proprietary information and technologies or result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized use or disclosure of confidential information or other breaches of the agreements. Despite our efforts to protect our trade secrets, know-how, and our other confidential and proprietary information and technologies, we or our collaboration partners, board members, employees, consultants, contractors, or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. In addition, we may not be able to detect any unauthorized disclosure of our trade secrets, know-how and our other confidential and proprietary information and technologies if such disclosure was conducted confidentially without public disclosure.

There is a risk that our trade secrets, know-how, and other confidential and proprietary information and technologies could have been, or could, in the future, be shared by any of our former employees with, and be used to the benefit of, any company that competes with us.

If we fail to maintain trade secret protection or fail to protect the confidentiality of our know-how, and other confidential and proprietary information and technologies, our competitive position may be adversely affected. Enforcement of claims that a third party has illegally obtained and is using trade secrets, know-how, and other confidential and proprietary information and technologies, is expensive, time consuming and uncertain. If our competitors independently develop equivalent knowledge, methods, know-how and trade secrets, we may not be able to prevail in an intellectual property litigation against them, which could have a material adverse effect on our business.

There can be no assurance of timely patent and trademark review and approval to minimize competition and generate sufficient revenues.

There can be no assurance that the USPTO will have sufficient resources to review and grant our patent and trademark applications in a timely manner. Consequently, our patent and trademark applications may be delayed for many years (if they issue at all), which would prevent intellectual property protection for our products. If we fail to successfully commercialize our products due to the lack of intellectual property protection, we may be unable to generate sufficient revenues to meet or grow our business according to our expected goals and this may have a materially adverse effect on our profitability, financial condition and operations.

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

In addition, we have registered approximately 18.3 million shares subject to options and RSUs outstanding or reserved for future issuance under our equity compensation plans. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Jack Y. Zhang and Mary Z. Luo, each of whom serves as a director and an executive officer, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 8, 2019, Jack Y. Zhang and Mary Z. Luo, each of whom serves as one of our directors and executive officers, and their affiliates beneficially own approximately 28.3% of our outstanding common stock, including shares of common stock subject to options exercisable within 60 days of March 8, 2019. Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 32.0% of the outstanding, including shares of our common stock, based on the number of shares outstanding and shares of our common stock subject to options exercisable within 60 days of March 8, 2019. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us and might ultimately affect the market price of our common stock.

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

While we have engaged in repurchases of our common stock, any future decisions to reduce or discontinue repurchasing our common stock pursuant to our previously announced repurchase program could cause the market price for our common stock to decline.

Although our Board has authorized a share repurchase program, and we repurchased approximately 1.4 million of our shares during 2018 for $25.0 million, any determination to continue to execute our stock repurchase program as planned will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors, as well as our Board's continuing determination that the repurchase program is in the best interests of our shareholders and is in compliance with all laws and agreements applicable to the repurchase program. Our stock repurchase program does not obligate us to acquire any specific number of shares. If we fail to meet any expectations related to stock repurchases, the market price of our stock could decline significantly, and could have a material adverse impact on investor confidence. Additionally, price volatility of our stock over a given period may cause the average price at which we repurchase our own stock to exceed the stock market price at a given point in time.

We may further increase or decrease the amount of repurchases of our common stock in the future. Any reduction or discontinuance by us of repurchases of our common stock pursuant to our current share repurchase authorization program could cause the market price of our common stock to decline. Moreover, in the event repurchases of our common stock are reduced or discontinued, our failure or inability to resume repurchasing common stock at historical levels could result in a lower market valuation of our common stock.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Stock Market LLC and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the JOBS Act. We will cease to be an emerging growth company on December 31, 2019. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

As a result of disclosure of information in this Annual Report on Form 10-K and in filings required of a public company, our business and financial condition are more visible, which we believe may result in threatened or actual litigation by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

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

We will cease to be an emerging growth company on December 31, 2019.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our manufacturing facilities are located in Rancho Cucamonga and South El Monte, California; Canton, Massachusetts; Éragny-sur-Epte, France; and Nanjing, China. We own or lease a total of 87 buildings at six locations in the U.S., France and China, that comprise 1.9 million square feet of manufacturing, research and development, distribution, packaging, laboratory, office and warehouse space. Our facilities are regularly inspected by the FDA in connection with our product approvals, and we believe that all of our facilities are being operated in material compliance with the FDA’s cGMP regulations.

We continue to expand our facility in Nanjing, China and expect further significant investment.

In April 2014, we acquired Merck’s API manufacturing business in Éragny-sur-Epte, France, which manufactures porcine insulin API and recombinant human insulin API, and expect to continue the current site activities.

The following table provides a summary of our owned properties as of December 31, 2018:

	Aggregate
	Facility Size
Location	(in square feet)	Primary Use	Segment
Rancho Cucamonga, CA	267,674	Headquarters, research and development, laboratories, manufacturing, packaging, warehousing and administrative offices	Finished pharmaceutical products
Éragny-sur-Epte, France	251,983	Manufacturing, laboratories, warehousing and administrative offices	API
Canton, MA	251,750	Manufacturing, packaging, warehousing, distribution and administrative offices	Finished pharmaceutical products
Nanjing, China	404,107	Manufacturing, procurement, research and development, warehousing, and administrative offices	Finished pharmaceutical products
Chino, CA	57,968	Research and development, and laboratories	Finished pharmaceutical products
South El Monte, CA	21,200	Manufacturing	Finished pharmaceutical products

The properties leased by us have expiration dates ranging from 2019 to 2028 (including certain renewal options). The following table provides a summary of our leased properties:

	Aggregate
	Facility Size
Location	(in square feet)	Primary Use	Segment
Nanjing, China	193,522	Manufacturing, laboratories and administrative offices	Finished pharmaceutical products
Rancho Cucamonga, CA	110,800	Warehousing, distribution and administrative offices	Finished pharmaceutical products
South El Monte, CA	312,158	Manufacturing, packaging, warehousing, distribution and administrative offices	Finished pharmaceutical products

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

Item 3.  Legal Proceedings.

The disclosure under Note 19 of the Notes to the Consolidated Financial Statements included elsewhere in this report is incorporated by reference in this Part I, Item 3.

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

Holders of Record

At March 8, 2019, we had 46,788,811 shares of common stock outstanding held by approximately 170 stockholders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders, including stockholders who are beneficial owners but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

COMPARISON OF 54 MONTH CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
6/25/14
10/14
3/15
8/15
1/16
6/16
11/16
4/17
9/17
2/18
7/18
12/18
Amphastar Pharmaceuticals, Inc.
NASDAQ Composite
NASDAQ Pharmaceutical

*$100 invested on 6/25/14 in stock or 5/31/14 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2018

The table below provides information with respect to repurchases of our common stock.

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
October 1 – October 31, 2018	54,495	$18.37	54,495	—
November 1 – November 30, 2018	17,910	18.42	17,910	—
December 1 – December 31, 2018	63,603	19.99	63,603	—

(1)

During the fourth quarter of 2018, we repurchased shares of our common stock as part of the share buyback programs authorized by our Board of Directors on May 7, 2018. As of December 31, 2018, $4.1 million remained available for repurchase under such programs.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2018 other than transactions previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Item 6.  Selected Financial Data.

The following table sets forth selected financial data as of and for the periods indicated. The selected consolidated statements of operations data for fiscal 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017, are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The selected consolidated statements of operations data for fiscal 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015, and 2014, are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

The data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$294,666	$240,175	$255,165	$251,519	$210,461
Cost of revenues	187,681	149,666	150,969	174,157	159,131
Gross profit	106,985	90,509	104,196	77,362	51,330
Operating (income) expenses:
Selling, distribution and marketing	8,156	6,460	5,466	5,470	5,564
General and administrative	49,888	44,458	41,832	41,504	34,809
Research and development	57,564	43,503	41,522	37,838	28,880
Gain on sale of intangible assets	—	(2,643)	—	—	—
Total operating expenses	115,608	91,778	88,820	84,812	69,253
Income (loss) from operations	(8,623)	(1,269)	15,376	(7,450)	(17,923)
Non-operating income (expenses):
Interest income	456	425	270	315	243
Interest expense	(243)	(826)	(1,024)	(987)	(609)
Other income (expenses), net	(1,516)	2,919	8	(2,794)	201
Total non-operating income (expenses)	(1,303)	2,518	(746)	(3,466)	(165)
Income (loss) before income taxes	(9,926)	1,249	14,630	(10,916)	(18,088)
Income tax expense (benefit)	(3,266)	(2,398)	4,810	(8,302)	(7,434)
Net income (loss)	$(6,660)	$3,647	$9,820	$(2,614)	$(10,654)

Net income (loss) attributable to non-controlling interest	$(922)	$—	$—	$—	$—

Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$(5,738)	$3,647	$9,820	$(2,614)	$(10,654)

Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	$(0.12)	$0.08	$0.22	$(0.06)	$(0.25)
Diluted	$(0.12)	$0.08	$0.21	$(0.06)	$(0.25)
Weighted-average shares used to compute net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	46,395	46,107	45,375	44,961	41,957
Diluted	46,395	48,367	47,504	44,961	41,957

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$93,323	$72,384	$74,271	$67,359	$69,323
Working capital	113,508	120,586	123,479	116,181	135,823
Total assets	513,563	451,072	425,006	388,116	385,997
Long-term debt and capital leases, including current portion	50,213	47,156	37,722	41,099	43,700
Retained earnings	67,485	72,642	68,123	58,303	60,917
Total stockholders’ equity	332,435	333,736	326,523	293,490	279,667

The comparative periods 2014 - 2017 were revised for immaterial errors. (See note 2)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in Item 8 under the heading “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements. These risks, uncertainties and other factors include among others, those identified under the “Special Note About Forward-Looking Statements,” above and described in greater detail elsewhere in this Annual Report on Form 10-K, particularly in Item 1A, “Risk Factors.”

Overview

We are a specialty pharmaceutical company that focuses primarily on developing, manufacturing, marketing and selling technically challenging generic and proprietary injectable, inhalation, and intranasal products as well as insulin API products. We currently manufacture and sell over 20 products. In November 2018, the FDA granted over-the-counter approval of our NDA for Primatene® Mist in a new CFC-free formulation.

We are currently developing a portfolio of 15 generic abbreviated new drug applications, or ANDAs, three biosimilar product candidates and five proprietary product candidates, which are in various stages of development and target a variety of indications. Five ANDAs and one NDA are currently on file with the FDA.

Our largest products by net revenues currently include enoxaparin sodium injection, naloxone hydrochloride injection, lidocaine jelly and sterile solution, phytonadione, and medroxyprogesterone acetate. We launched neostigmine methysulfate in the fourth quarter of 2017, medroxyprogesterone acetate in the first quarter of 2018, isoproterenol hydrochloride injection in the third quarter of 2018, and Primatene® Mist in the fourth quarter of 2018.

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

Included in these acquisitions are marketing authorizations for 33 products in the UK, Ireland, Australia, and New Zealand, representing 11 different injectable chemical entities from UCB Pharma GmbH. We are in the process of transferring the manufacturing of these products to our facilities in California, which will require approvals from the UK Medicines and Healthcare products Regulatory Agency before we can relaunch the products.

In July 2018, our Chinese subsidiary, ANP, completed a private placement of its common equity interest to accredited investors for aggregate gross proceeds of approximately $57 million, of which $38.0 million had been received by ANP as of December 31, 2018. While investors were initially required to complete their contributions in cash by December 31, 2018, ANP granted an extension to certain investors. Subsequently, including the funds from the extension, the proceeds ANP has received from the private placement totaled $56.3 million. In connection with the private placement, all of our executive officers, Stephen Shohet, Howard Lee, and Richard Koo, our directors, and certain employees of ANP entered into subscription agreements for the indirect investment in ANP. The aggregate gross proceeds received from management and directors was approximately $29.7 million. We have retained approximately 58% of the equity interest in ANP immediately after the private placement. ANP intends to use the net proceeds from the private placement for its business expansion plans. ANP’s net income or loss after July 2, 2018, is attributed to us in accordance with our equity interest of approximately 58% in ANP.

Business Segments

As of December 31, 2018, our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) API products. The finished pharmaceutical products segment manufactures markets and distributes enoxaparin, naloxone, phytonadione, lidocaine, medroxyprogesterone acetate, Primatene® Mist, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes RHI API and porcine insulin API for external customers and internal product development. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Segment Reporting Information.”

Results of Operations

Year ended December 31, 2018 compared to year ended December 31, 2017

Net revenues

	Year Ended December 31,		Change
	2018	2017	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products	$271,059	$230,139	$40,920	18%
API	23,607	10,036	13,571	135%
Total net revenues	$294,666	$240,175	$54,491	23%
Cost of revenues
Finished pharmaceutical products	$157,839	$133,622	$24,217	18%
API	29,842	16,044	13,798	86%
Total cost of revenues	$187,681	$149,666	$38,015	25%
Gross profit	$106,985	$90,509	$16,476	18%
as % of net revenues	36%	38%

The increase in net revenues of finished pharmaceutical products for 2018 was primarily due to the following changes:

	Year Ended December 31,		Change
	2018	2017	Dollars	%
	(in thousands)
Finished pharmaceutical products net revenues
Enoxaparin	$53,371	$36,593	$16,778	46%
Lidocaine	43,328	37,602	5,726	15%
Phytonadione	41,897	37,946	3,951	10%
Naloxone	37,195	42,342	(5,147)	(12)%
Medroxyprogesterone	24,071	—	24,071	N/A
Epinephrine	10,055	25,914	(15,859)	(61)%
Primatene® Mist	3,574	—	3,574	N/A
Other finished pharmaceutical products	57,568	49,742	7,826	16%
Total finished pharmaceutical products net revenues	$271,059	$230,139	$40,920	18%

We launched medroxyprogesterone acetate in a vial form in January 2018 and in a pre-filled syringe form in February 2018. These products were both approved by the FDA in November 2017. Additionally, we launched isoproterenol hydrochloride injection in July 2018 and Primatene® Mist in December 2018.

The increase in sales of enoxaparin was primarily driven by higher average selling price due to a price increase and an increase in non-contract sales at list prices in the third and fourth quarters, which resulted in an  increase of $11.3 million. Increased unit volumes of enoxaparin due to market shortages in the third and fourth quarters also contributed to the sales increase. $4.0 million of the increase in sales of lidocaine was due to higher unit volumes, while the remainder was due to higher average selling price. The increase in sales of phytonadione was primarily driven by a higher average selling price. The decrease in sales of naloxone was primarily driven by lower unit volumes. We anticipate that the sales of naloxone, enoxaparin, and medroxyprogesterone acetate will continue to fluctuate in the future as a result of competition.

Sales of epinephrine decreased primarily as a result of the discontinuation of our epinephrine injection, USP vial product in the second quarter of 2017 in accordance with the FDA’s request. Our epinephrine injection, USP vial product, was marketed under the “grandfather” exception to the FDA’s “Prescription Drug Wrap-Up” program. For the year ended December 31, 2017, we recognized $17.8 million in net revenues for the sale of the discontinued vial product. The remainder of our epinephrine sales was from our pre-filled syringe product, which remains on the market.

Sales of API increased primarily due to the timing of customer purchases and, in particular, MannKind’s purchases of RHI API for use in MannKind’s product Afrezza®. In September 2018, MannKind notified us that they would not exercise their minimum annual purchase option of RHI API for 2019 under the Option Agreement. Under the Option Agreement, we recognized the cancellation fee for 2019 of $1.0 million in net revenues during the year ended December 31, 2018.

In December 2018, we amended the Supply Agreement with MannKind, whereby MannKind’s aggregate total commitment of RHI API under the Supply Agreement was not reduced; however, the annual minimum purchase commitments of RHI API under the Supply Agreement were modified and extended for an additional year through 2024, which timeframe would have previously lapsed after calendar year 2023. Specifically, the minimum annual purchase commitments in calendar years 2019 through 2024 were modified to €5.8 million of insulin in 2019, €15.9 million in 2020 and in 2021, €19.8 million in 2022 and in 2023, and €8.7 million in 2024. As a result of this amendment, MannKind paid us an amendment fee of $2.0 million, which we recognized in net revenues for the year ended December 31, 2018.

We anticipate that sales of API will continue to fluctuate and will likely decrease due to the inherent uncertainties related to sales to MannKind. In addition, most of our API sales are denominated in euros, and the fluctuation in the value of the euros versus the U.S. dollar has had, and will continue to have, an impact on API sales revenues in the near term.

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. However, at the end of 2018, we experienced a backlog due to a slowdown in production linked to a new serialization requirement for the pharmaceutical industry which we implemented in the fourth quarter. As a result, we ended the year with a backlog of approximately $5.0 million. We resolved these production issues and believe we will be able to reduce the backlog in the near future. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Cost of revenues

The launch of higher margin products such as medroxyprogesterone acetate, isoproterenol hydrochloride, and Primatene® Mist in 2018, as well as the higher average selling price of enoxaparin during 2018, helped increase gross margins in 2018. These effects were offset by the discontinuation of our higher margin epinephrine injection, USP vial product in 2017. Production expenses also increased in the United States in 2018 due to increased labor costs resulting from the implementation of new quality standards and increased hourly rates. Expenses also increased at our ANP facility in 2018 as we added headcount and brought more equipment online. In addition, for the year ended December 31, 2018, a charge of $12.9 million was recorded to adjust certain inventory items and related purchase commitments to their net realizable value, as compared with $8.5 million recorded for the year ended December 31, 2017.

In June 2018, we received FDA approval of our ANDA supplement for the manufacture of semi-purified heparin at ANP, our subsidiary in China, and the manufacture of heparin sodium at IMS, our subsidiary in California. The cost of heparin, which is the starting material for enoxaparin, has increased and is expected to increase further, putting downward pressure on our gross margins. However, we believe that this trend will be offset by sales of our higher-margin products, such as medroxyprogesterone acetate, neostigmine, isoproterenol, and Primatene® Mist, which were recently launched.

Selling, distribution, and marketing, and general and administrative

	Year Ended December 31,		Change
	2018	2017	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$8,156	$6,460	$1,696	26%
General and administrative	49,888	44,458	5,430	12%

The increase in selling, distribution, and marketing expenses was primarily due to increased freight costs and also due to marketing expenses related to our launch of Primatene® Mist. The increase in general and administrative expense was primarily due to increased legal expenses (see Note 19 to the consolidated financial statements for more information regarding litigation matters).

We expect that general and administrative expenses will increase on an annual basis due to increased costs associated with ongoing compliance with public company reporting obligations and an increase in legal fees associated with patent challenges.

Research and development

	Year Ended December 31,		Change
	2018	2017	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$18,125	$15,973	$2,152	13%
Pre-launch inventory	2,375	2,002	373	19%
Clinical trials	3,939	2,591	1,348	52%
FDA fees	2,118	130	1,988	1,529%
Testing, operating and lab supplies	21,089	13,571	7,518	55%
Depreciation	5,131	5,044	87	2%
Other expenses	4,787	4,192	595	14%
Total research and development expenses	$57,564	$43,503	$14,061	32%

Research and development costs consist primarily of costs associated with the research and development of our product candidates. We expense research and development costs as incurred.

Salaries and personnel-related expenses increased primarily due to the expansion of our ANP facility. Pre-launch inventory expenses increased due to the production of Primatene® Mist and purchases of APIs for ANDA candidates ahead of their launches. FDA fees increased due to the NDA and ANDA filing fees for products we currently market or previously marketed under the grandfather exception, as well as ANDA filings for our pipeline products. Testing, operating, and lab supplies increased due to expenditures on materials for our pipeline products, particularly production of APIs at our ANP facility.

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

In February 2017, we sold certain ANDAs that we acquired in March 2016 and recognized a gain of $2.6 million (see Note 3 and Note 9 to the consolidated financial statements for more information).

Provision for income tax expense (benefit)

	Year Ended December 31,		Change
	2018	2017	Dollars	%
	(in thousands)
Income tax expense (benefit)	$(3,266)	$(2,398)	$(868)	36%
Effective tax rate	33%	(192)%

The difference in the effective tax rate in 2018 compared to 2017 was primarily due to differences in pre-tax income positions, an increase in a foreign valuation allowance, and the decrease of the U.S. federal corporate income tax rate to 21% from 35% as a result of the Tax Act enacted on December 22, 2017.

Year ended December 31, 2017 compared to year ended December 31, 2016

Net revenues

	Year Ended December 31,		Change
	2017	2016	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products	$230,139	$240,221	$(10,082)	(4)%
API	10,036	14,944	(4,908)	(33)%
Total net revenues	$240,175	$255,165	$(14,990)	(6)%
Cost of revenues
Finished pharmaceutical products	$133,622	$127,592	$6,030	5%
API	16,044	23,377	(7,333)	(31)%
Total cost of revenues	$149,666	$150,969	$(1,303)	(1)%
Gross profit	$90,509	$104,196	$(13,687)	(13)%
as % of net revenues	38%	41%

The decrease in net revenues of finished pharmaceutical products for 2017 was primarily due to the following changes:

	Year Ended December 31,		Change
	2017	2016	Dollars	%
	(in thousands)
Finished pharmaceutical products net revenues
Enoxaparin	$36,593	$59,320	$(22,727)	(38)%
Lidocaine	37,602	36,600	1,002	3%
Naloxone	42,342	47,532	(5,190)	(11)%
Phytonadione	37,946	33,315	4,631	14%
Epinephrine	25,914	25,661	253	1%
Other finished pharmaceutical products	49,742	37,793	11,949	32%
Total finished pharmaceutical products net revenues	$230,139	$240,221	$(10,082)	(4)%

The decrease in sales of enoxaparin was driven by lower unit volumes, which resulted in a decrease of approximately $13.1 million, as well as by lower average selling prices, which resulted in a decrease of approximately $9.6 million. We expect that the average selling price and unit volumes of enoxaparin will continue to fluctuate in the near term as a result of competition.

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

We anticipate that sales of insulin API will continue to fluctuate and will likely decrease due to the inherent uncertainties related to sales of RHI API to MannKind. In addition, most of our API sales are denominated in euros, and the fluctuation in the value of the euro versus the dollar has had, and will continue to have, an impact on API sales revenues in the near term. In November 2016, we amended the Supply Agreement, or the Supply Agreement Amendment, with MannKind, whereby MannKind’s aggregate total commitment of RHI API under the Supply Agreement was not reduced; however, the annual minimum purchase commitments of RHI API under the Supply Agreement were modified and extended through 2023, which timeframe would have previously lapsed after calendar year 2019. The Supply Agreement Amendment can be renewed for additional, successive two-year terms upon 12 months’ written notice given prior to the end of the initial term or any additional two-year term.

Concurrently with the amendment of the Supply Agreement, we amended the Option Agreement with MannKind to, among other things, extend the timing for payment of the capacity cancellation fee for 2017 and decrease the amounts payable as capacity cancellation fees for 2018 and 2019 in the event MannKind fails to exercise its minimum annual purchase option for any given year. We recognized the cancellation fees for 2018 of $0.9 million and for 2017 of $1.5 million in net revenues in our consolidated statement of operations for the years ended December 31, 2017 and December 31, 2016.

Cost of revenues

Cost of revenues decreased in dollar terms due to declines in units sold, primarily related to enoxaparin and RHI API declines. Gross margins declined due to lower selling prices for enoxaparin and naloxone. In addition, for 2017, a charge of $8.5 million was recorded to adjust certain inventory to their net realizable value, including $5.5 million for enoxaparin inventory due to a decrease in the forecasted average selling price. For 2016, a charge of $7.3 million was recorded to adjust certain inventory items to their net realizable value, including $3.1 million for enoxaparin inventory items and $3.3 million for epinephrine injection, USP vial inventory items and related firm inventory purchase commitments.

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

The increase in general and administrative expense was primarily due to an increase in legal expenses relating to our July 2017 patent trial (see Note 19 to the consolidated financial statements for more information).

We expect that general and administrative expenses will increase on an annual basis due to increased costs associated with ongoing compliance with public company reporting obligations.

Research and development

	Year Ended December 31,		Change
	2017	2016	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$15,973	$15,157	$816	5%
Pre-launch inventory	2,002	1,096	906	83%
Clinical trials	2,591	1,599	992	62%
FDA fees	130	2,764	(2,634)	(95)%
Testing, operating and lab supplies	13,571	12,310	1,261	10%
Depreciation	5,044	4,857	187	4%
Other expenses	4,192	3,739	453	12%
Total research and development expenses	$43,503	$41,522	$1,981	5%

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

In February 2017, we sold certain ANDAs that we acquired in March 2016 and recognized a gain of $2.6 million (see Note 3 and Note 9 to the consolidated financial statements for more information).

Provision for income tax expense (benefit)

	Year Ended December 31,		Change
	2017	2016	Dollars	%
	(in thousands)
Income tax expense (benefit)	$(2,398)	$4,810	$(7,208)	(150)%
Effective tax rate	(192)%	33%

The difference in income tax expense (benefit) in 2017 compared to 2016 was primarily due to changes in pre-tax income positions and excess share-based compensation benefits directly recorded as income tax benefit in 2017.

Liquidity and Capital Resources

Cash Requirements and Sources

We need capital resources to maintain and expand our business. We expect our cash requirements to increase significantly in the foreseeable future as we sponsor clinical trials for, seek regulatory approvals of, and develop, manufacture and market our current development‑stage product candidates and pursue strategic acquisitions of businesses or assets. Our future capital expenditures include projects to upgrade, expand and improve our manufacturing facilities in the United States, China, and France. Our cash obligations include the principal and interest payments due on our existing loans and lease payments, as described below and throughout this Annual Report on Form 10-K. As of December 31, 2018, our foreign subsidiaries collectively held $37.8 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States.

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

In July 2018, our Chinese subsidiary, ANP, completed a private placement of its common equity interest to accredited investors for aggregate gross proceeds of approximately $57 million, of which $38.0 million had been received by ANP as of December 31, 2018. While investors were initially required to complete their contributions in cash by December 31, 2018, ANP granted an extension to certain investors. Subsequently, including the funds from the extension, the proceeds ANP received from the private placement totaled $56.3 million. The proceeds from this private placement will be used to fund the cash requirements of the expansion of our manufacturing facility in China.

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

Working capital decreased $7.1 million to $113.5 million at December 31, 2018, compared to $120.6 million at December 31, 2017.

Cash Flows from Operations

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$38,191	$39,209	$38,560
Investing activities	(42,182)	(36,890)	(39,501)
Financing activities	25,008	(7,718)	7,140
Effect of exchange rate changes on cash	(274)	504	81
Net increase (decrease) in cash, cash equivalents, and restricted cash	$20,743	$(4,895)	$6,280

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $38.2 million for the year ended December 31, 2018, which included net loss of $6.7 million. Non-cash items were primarily comprised of $16.5 million of depreciation and amortization, and $16.7 million of share-based compensation expense.

Additionally, there was a net cash inflow from changes in operating assets and liabilities of $12.1 million which resulted from the increase in accounts payable and accrued liabilities offset by an increase in accounts receivable and inventory. The increase in accounts receivable was due to an increase in sales. An increase in inventory, due to increased purchases of raw materials for Primatene® Mist, enoxaparin and other products in the U.S., was partially offset by a decrease in finished RHI API at AFP. Accounts payable and accrued liabilities increased, primarily due to the timing of payments.

Investing Activities

Net cash used in investing activities was $42.2 million for the year ended December 31, 2018, primarily as a result of $46.8 million in purchases of property, plant, and equipment, which included $15.7 million incurred in the United States, $9.3 million in France, and $21.8 million in China. The cash used was partially offset by the $4.4 million receipt of the remaining consideration of the sale of the various ANDAs in February 2017 (see Note 9 to the consolidated financial statements for more information).

Financing Activities

Net cash provided by financing activities was $25.0 million for the year ended December 31, 2018, primarily as a result of $38.0 million received from the ANP private placement and $8.9 million of proceeds received from our equity plans, which was partially offset by $25.0 million used to purchase treasury stock. Additionally, we received proceeds of $8.4 million primarily from borrowings on an equipment line of credit, and made $5.7 million in principal payments on our long-term debt.

Debt and Borrowing Capacity

Our outstanding debt obligations are summarized as follows:

	December 31,
	2018	2017	Change
	(in thousands)
Short-term debt and current portion of long-term debt	$18,229	$6,312	$11,917
Long-term debt	31,984	40,844	(8,860)
Total debt	$50,213	$47,156	$3,057

As of December 31, 2018, we had $35.0 million in unused borrowing capacity under revolving lines of credit with Cathay Bank and East West Bank. At December 31, 2018, we were in compliance with our debt covenants, which include a minimum current ratio, minimum debt service coverage, minimum tangible net worth, maximum debt-to-effective-tangible-net-worth ratio, and minimum deposit requirement computed on a consolidated basis. The profitability requirements for loans with Cathay Bank were not effective as of December 31, 2018. Such requirements will become effective as of December 31, 2019.

Lines of credit bear variable interest rates and are secured by inventory, accounts receivable, intangible assets, and equipment. The weighted average interest rates on lines of credit as of December 31, 2018 and 2017 were 5.6% and 3.9%, respectively. We have also entered into or refinanced certain mortgage and equipment loans with Cathay Bank and East West Bank, which bear variable or fixed interest rates and are secured by buildings and equipment. On certain loans with East West Bank, we have entered into fixed interest rate swap contracts to exchange the variable interests for fixed interest rates without the exchange of underlying notional debt amounts.

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

Revenue Recognition

In 2018, we adopted ASC 606,  Revenue from Contracts with Customers, or ASC 606, using the modified retrospective transition method. The adoption of ASC 606 did not have a material impact on our revenues recognition or on the consolidated financial statements and related disclosures. According to ASC 606, revenue is recognized at the time that our customers obtain control of the promised goods. Revenues derived from contract manufacturing services are recognized when third-party products are shipped to customers, after customers have accepted test samples of the products to be shipped. The results for the reporting period beginning after January 1, 2018, are presented in accordance with the new standard, although comparative information continues to be reported under the accounting standards and policies in effect for those periods.

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

We only record revenues to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved, by estimating and recording reductions to revenue for discounts, product returns, and pricing adjustments, such as wholesaler chargebacks and retailer rebates, in the same period that the related revenue is recorded.

If actual future payments for the discounts, returns, fees, rebates and chargebacks exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows would be negatively impacted. As discussed under “Accrual for Product Returns” below, we are generally obligated to accept from our customers the return of pharmaceuticals that have reached or will soon reach their expiration dates. We establish reserves for such amounts based on historical experience and other information available at the time of sale, but the actual returns will not occur until several years after the sale. Although we believe that our estimates and assumptions are reasonable as of the date when made, actual results may differ significantly from these estimates. Our financial position, results of operations and cash flows may be materially and negatively impacted if actual returns exceed our estimated allowances for returns.

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

Provision for Chargebacks and Rebates

The provision for chargebacks and rebates is a significant estimate used in the recognition of revenue. Wholesaler chargebacks relate to sales terms under which we agree to reimburse wholesalers for differences between the gross sales prices at which we sell our products to wholesalers and the actual prices of such products that wholesalers resell them under our various contractual arrangements with third parties such as hospitals and group purchasing organizations in the United States. Rebates include primarily amounts paid to retailers, payers, and providers in the United States, including those paid to state Medicaid programs, and are based on contractual arrangements or statutory requirements. We estimate chargebacks and rebates using the expected value method at the time of sale to wholesalers based on wholesaler inventory stocking levels, historic chargeback and rebate rates, and current contract pricing.

The provision for chargebacks and rebates is reflected in net revenues. The following table is an analysis of the chargeback and rebate provision:

	Year Ended
	December 31,
	2018	2017
	(in thousands)
Beginning balance	$18,470	$39,709
Provision for chargebacks and rebates	125,112	152,011
Credits and payments issued to third parties	(121,159)	(173,250)
Ending balance	$22,423	$18,470

Changes in the chargeback provision from period to period are primarily dependent on our sales to wholesalers, the level of inventory held by wholesalers, and the wholesaler’s customer mix. Changes in the rebate provision from period to period are primarily dependent on retailers’ and other indirect customers’ purchases. The approach that we use to estimate chargebacks and rebates has been consistently applied for all periods presented. Variations in estimates have been historically small. We continually monitor the provision for chargebacks and rebates and make adjustments when we believe that the actual chargebacks and rebates may differ from the estimates. The settlement of chargebacks and rebates generally occurs within 30 days to 60 days after the sale to wholesalers. Accounts receivable and/or accounts payable and accrued liabilities are reduced and/or increased by the chargebacks and rebate amounts depending on whether we have the right to offset with the customer. Of the provision for chargebacks and rebates as of December 31, 2018 and 2017, $12.0 million and $6.8 million were included in accounts receivable, net, on the consolidated balance sheets, respectively. The remaining provision as of December 31, 2018 and 2017, was $10.4 million and $11.7 million, respectively, which were included in accounts payable and accrued liabilities.

Accrual for Product Returns

We offer most customers the right to return qualified excess or expired inventory for partial credit; however, API product sales are generally non‑returnable. Our product returns primarily consist of the returns of expired products from sales made in prior periods. Returned products cannot be resold. At the time product revenue is recognized, we record an accrual for product returns estimated using the expected value method. The accrual is based, in part, upon the historical relationship of product returns to sales and customer contract terms. We also assess other factors that could affect product returns including market conditions, product obsolescence and the introduction of new competition. Although these factors do not normally give our customers the right to return products outside of the regular return policy, we realize that such factors could ultimately lead to increased returns. We analyze these situations on a case‑by‑case basis and make adjustments to the product return reserve as appropriate.

The provision for product returns is reflected in net revenues. The following table is an analysis of our product return liability:

	Year Ended
	December 31,
	2018	2017
	(in thousands)
Beginning balance	$6,522	$3,143
Provision for product returns	4,149	5,754
Credits issued to third parties	(2,641)	(2,375)
Ending balance	$8,030	$6,522

Of the provision for product returns as of December 31, 2018 and 2017, $5.3 million and $4.1 million were included in accounts payable and accrued liabilities on the consolidated balance sheets, respectively. The remaining provision of

$2.7 million and $2.4 million were included in other long-term liabilities, respectively. For the years ended December 31, 2018 and 2017, our aggregate product return rate was 1.3% and 1.3% of qualified sales, respectively.

Inventory

Inventories consist of currently marketed products and products manufactured under contract. Inventories are stated using the first‑in, first‑out method, on a consistent basis. Inventory is stated at the lower of cost and net realizable value. We adjust inventories to their net realizable value: (i) if a launch of a new product is delayed and inventory may not be fully utilized and could be subject to impairment, (ii) when a product is close to expiration and not expected to be sold, (iii) when a product has reached its expiration date, (iv) when a product is not expected to be sellable, and (v) when the net realizable value is below cost. In determining the net realizable value of an inventory item, we consider factors such as the amount of inventory on hand, its remaining shelf life, its regulatory approval status, and current and expected market conditions, including management forecasts and levels of competition.

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

The indefinite‑lived intangible asset, the Primatene® trademark acquired in June 2008, and goodwill are tested for impairment annually, in the fourth quarter, or more frequently if indicators of impairment are present. An impairment loss is recorded if the asset’s fair value is less than its carrying value. We also periodically review the Primatene® trademark to determine if events and circumstances continue to support an indefinite useful life. When we choose to perform a qualitative assessment, we evaluate economic, industry and company-specific factors as an initial step. If we determine it is more likely than not that the Primatene® trademark is impaired or the fair value of a reporting unit is less than its carrying amount, further quantitative impairment process is then performed; otherwise, no further testing is required. If the life is no longer indefinite, the asset is tested for impairment, and the carrying value, after recognition of any impairment loss, is amortized over its remaining useful life. No impairment of indefinite-lived intangible asset and goodwill was recorded during the years ended December 31, 2018, 2017, or 2016, respectively.

Deferred Income Taxes

We utilize the liability method of accounting for income taxes under which deferred taxes are determined based on the temporary differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized.

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

Share-Based Compensation

Options issued under our 2015 Equity Incentive Award Plan, or the 2015 Plan, and our Amended and Restated 2005 Equity Incentive Award Plan, or 2005 Plan, are granted at exercise prices equal to or greater than the fair value of the underlying common shares on the date of grant and vest based on continuous service. There have been no awards with performance conditions and no awards with market conditions. The options have a contractual term of five to ten years and generally vest over a three‑ to five‑year period. We use the Black‑Scholes option pricing model to determine the fair value of options awards. The Black‑Scholes option pricing model has various inputs such as the common share price on the date of grant, exercise price, the risk‑free interest rate, volatility, expected life and dividend yield, all of which are estimates. We used the risk free rate on U.S. Treasury securities at the time of grant for instruments with maturities commensurate with the expected term of the stock option. Our volatility estimate was based on the weighted average historical volatility of our stock price since IPO and the stock price from a set of peer companies, since our shares do not have sufficient trading history. We consider factors such as stage of life cycle, competitors, size, market capitalization and financial leverage in the selection of similar entities. Our dividend yield was assumed to be 0%, because we have no plans to pay dividends. We estimate the expected term of options with consideration of vesting date, contractual term, and historical experience for employee exercise and post-vesting employment termination behavior after our common stock has been publicly traded. The expected term of “plain vanilla” options is estimated based on the midpoint between the vesting date and the end of the contractual term under the simplified method.

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

Effective January 1, 2017, we prospectively adopted certain requirements of Auditing Standards Update, or ASU No. 2016-09. As a result, cash flows related to excess tax benefits are classified in operating activities and all excess tax benefits and tax deficiencies are directly included in income tax expense or benefit in the consolidated statement of operations without adjusting prior periods. Additionally, ASU No. 2016-09 eliminated the requirement that excess tax benefits from share-based compensation reduce taxes payable prior to being recognized in the financial statements. Upon adoption of ASU No. 2016-09, the cumulative excess benefits of stock compensation of $0.9 million that was not previously recognized was established on the balance sheet resulting in an increase in deferred tax assets and retained earnings.

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

Acquisition-related costs that we incur to effect a business combination are expensed in the periods in which the costs are incurred. When the operations of the acquired businesses were not material to our consolidated financial statements, no pro forma presentations were disclosed.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-02, Leases,  which is aimed at making leasing activities more transparent and comparable, and which requires substantially all leases be recognized by lessees on their balance sheets as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU and the related clarifications subsequently issued by the FASB will become effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. In July 2018, the FASB further amended the standard to allow for a new transition method that offers the option to use the effective date as the date of initial application. We intend to elect this alternative transition method and therefore will not adjust comparative-period financial information. We are finalizing our assessment related to policies, processes and internal controls to comply with the guidance. We estimate the right-of-use assets and lease obligations for our lease portfolio as of December 31, 2018 to be within the range of approximately $13.4 million and $14.3 million, which would be recorded on our consolidated balance sheet, primarily related to real estate. We anticipate that we will elect the available practical expedients at transition including the package of expedients whereby we will not reassess our prior conclusion related to whether a contact contains a lease, the underlying lease classification or accounting for initial direct cost in a lease, in addition to electing the hindsight practical expedient in determining the lease term and the short-term lease exception such that we will not recognize a right-of-use asset or lease liability for leases with a term of 12 months or less. The new standard also provides practical expedients for the ongoing accounting and we currently expect to elect the practical expedient to not separate lease and non-lease components for our asset classes. Note 17 provides details on our current operating lease arrangements. The adoption of ASC 842 is not expected to have a material impact on our results of operations or cash flows.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Non-employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees. We early adopted the guidance on July 1, 2018. The adoption did not have a material impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds certain disclosure requirements to ASC 820, Fair Value Measurement. The guidance is effective for our interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted. We do not believe that the adoption of this accounting guidance will have a material impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, which removes, modifies, and adds certain disclosure requirements to ASC 715-20, Defined Benefit Plans. The guidance is effective for our interim and annual reporting periods during the year ending December 31, 2021. Early adoption is permitted. We do not believe that the adoption of this accounting guidance will have a material impact on our consolidated financial statements and related disclosures.

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

Collaboration Agreements with Medical Device Manufacturers

In August 2014, we entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by us for one of our pipeline products. As of December 31, 2018, we have paid an upfront payment of $0.5 million and $1.7 million in milestone payments under this agreement, which were classified as research and development expense as the milestones were met. We are obligated to pay up to an additional $0.4 million if certain research and development milestones are met. As of December 31, 2018, no such obligation existed. Pursuant to the collaboration agreement, if the medical device manufacturer is successful in the development of this drug delivery system and our pipeline products receive appropriate regulatory approval, we intend to enter into a commercial supply agreement with such medical device manufacturer for a minimum purchase of 1.0 million units during the first 12 months.

In October 2017, we entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by us for one of our pipeline products for a total of $1.6 million. As of December 31, 2018, we have paid and expensed an upfront payment of $0.4 million and $0.2 million in milestone payments under this agreement, which were classified as research and development expenses as the milestones were met. We are obligated to pay up to an additional $1.0 million, if certain research and development milestones are met. As of December 31, 2018, no such obligation existed for the milestones. In addition, pursuant to the collaboration agreement, if the medical device manufacturer is successful in the development of this drug delivery system and our pipeline products receive appropriate regulatory approval, we intend to enter into a commercial supply agreement with such medical device manufacturer under which we are obligated to pay an additional $1.0 million, if certain commercial development milestones are met and to purchase a minimum of 100,000 units per year for three years.

Contractual Obligations

Set forth below are our contractual payment obligations (including interest obligations but excluding intercompany obligations) as of December 31, 2018:

					More
		Less than			than
Contractual Obligations(1)	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Long-term debt(2)	$58,520	$19,841	$12,880	$4,816	$20,983
Operating leases	9,985	3,712	5,098	1,175	—
Capital leases	1,204	385	656	163	—
Facility construction in Nanjing, China(3)	10,500	10,500	—	—	—
Purchase obligations(4)	59,512	58,782	564	166	—
	$139,721	$93,220	$19,198	$6,320	$20,983

(1)	The table above excludes our liability for uncertain tax position of $7.0 million because the timing of any related payments cannot be reasonably estimated.
(2)

Long‑term debt includes accrued and unpaid interest. As of December 31, 2018, the principal amount of long-term debt with variable interest exposure was $13.4 million. As of December 31, 2018, the weighted average variable interest rate on our long‑term debt was 5.2%.

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

Investment in China

In accordance with certain agreements between ANP and the Chinese government, in January 2010 and November 2012, we acquired certain land-use rights for $1.2 million and $1.3 million, respectively. As required by these agreements, we have committed to spending approximately $15.0 million in the related land development, which primarily includes the construction of fixed assets according to a specified timetable. As of December 31, 2018, we have spent $4.5 million on such construction. We anticipate that this spending commitment will be met by the end of 2019.

Government Regulation

Our products and facilities are subject to regulation by a number of federal and state governmental agencies. The FDA in particular, maintains oversight of the formulation, manufacture, distribution, packaging, and labeling of all of our products. The Drug Enforcement Administration, or DEA, maintains oversight over our products that are considered controlled substances.

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

From February 5, 2019 through February 12, 2019, our Amphastar facility in Rancho Cucamonga, California was subject to a preapproval inspection by the FDA. The inspection included a review of our corrective actions taken from the previous cGMP inspection in March 2017, as well as review of data to support our pending applications. The inspections resulted in multiple observations on Form 483. We fully responded to those observations on March 6, 2019. We believe that our responses to the observations will satisfy the requirements of the FDA and that no significant further actions will be necessary.

From February 25 through March 1, 2019, our IMS facility in South El Monte, California was subject to a preapproval inspection by the FDA. The inspection included a review of our corrective actions taken from the 2017 inspection as well as review of data to support our pending applications. The inspection resulted in multiple observations on Form 483. We plan to respond to those observations by March 22, 2019. We believe that our responses to the observations will satisfy the requirements of the FDA and that no significant further actions will be necessary.

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

Investment Risk

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary. As of December 31, 2018, we did not have any such investments. We do not enter into investments for trading or speculative purposes.

As of December 31, 2018, we had $31.4 million deposited in seven banks located in China, $5.5 million deposited in one bank located in France, and $1.0 million deposited in one bank located in the United Kingdom. We also maintained $40.9 million in cash equivalents that include money market accounts, as of December 31, 2018. The remaining amounts of our cash equivalent as of December 31, 2018, are in non-interest bearing accounts.

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

As of December 31, 2018, we had $50.2 million in long-term debt and capital leases outstanding. Of this amount, $13.4 million had variable interest rates that were not locked in through fixed interest rate swap contracts. The debt with variable interest rate exposure had a weighted-average interest rate of 5.2% at December 31, 2018. An increase in the index underlying these rates of 1% (100 basis points) would increase our annual interest expense on the debt with variable interest rate exposure by approximately $0.1 million per year.

As of December 31, 2017, we had $47.2 million in long-term debt and capital leases outstanding. Of this amount, $15.1 million had variable interest rates that were not locked in through fixed interest rate swap contracts. The debt with variable interest rate exposure had a weighted-average interest rate of 4.5% at December 31, 2017.

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

We do not undertake hedging transactions to cover our foreign currency exposure. As of December 31, 2018, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would result in approximately $2.7 million reduction of foreign currency gains, and approximately $4.7 million reduction in other comprehensive income.

As of December 31, 2018 and 2017, our foreign subsidiaries had cash balances denominated in foreign currencies in the amount of $17.6 million and $5.7 million, respectively.

Item 8.  Financial Statements and Supplementary Data.

Index to Amphastar Pharmaceuticals, Inc. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Amphastar Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amphastar Pharmaceuticals, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Los Angeles, California

March 15, 2019

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$86,337	$65,594
Short-term investments	2,831	2,635
Restricted cash and short-term investments	4,155	4,155
Accounts receivable, net	52,163	35,996
Inventories	69,322	63,609
Income tax refunds and deposits	49	6,036
Prepaid expenses and other assets	5,485	9,753
Total current assets	220,342	187,778

Property, plant, and equipment, net	210,418	180,545
Goodwill and intangible assets, net	42,267	45,140
Other assets	9,918	8,663
Deferred tax assets	30,618	28,946

Total assets	$513,563	$451,072

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$87,418	$57,555
Income taxes payable	1,187	3,325
Current portion of long-term debt and capital leases	18,229	6,312
Total current liabilities	106,834	67,192

Long-term reserve for income tax liabilities	415	879
Long-term debt and capital leases, net of current portion	31,984	40,844
Deferred tax liabilities	1,031	1,361
Other long-term liabilities	8,940	7,060
Total liabilities	149,204	117,336
Commitments and contingencies:
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 51,438,675 and 46,631,118 shares issued and outstanding as of December 31, 2018 and 50,039,212 and 46,623,581 shares issued and outstanding as of December 31, 2017, respectively	5	5
Additional paid-in capital	344,434	313,891
Retained earnings	67,485	72,642
Accumulated other comprehensive loss	(4,013)	(2,100)
Treasury stock	(75,476)	(50,702)
Total Amphastar Pharmaceuticals, Inc. stockholders’ equity	332,435	333,736
Non-controlling interests	31,924	—
Total equity	364,359	333,736

Total liabilities and stockholders’ equity	$513,563	$451,072

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Net revenues	$294,666	$240,175	$255,165
Cost of revenues	187,681	149,666	150,969
Gross profit	106,985	90,509	104,196

Operating (income) expenses:
Selling, distribution, and marketing	8,156	6,460	5,466
General and administrative	49,888	44,458	41,832
Research and development	57,564	43,503	41,522
Gain on sale of intangible assets	—	(2,643)	—
Total operating expenses	115,608	91,778	88,820

Income (loss) from operations	(8,623)	(1,269)	15,376

Non-operating income (expenses):
Interest income	456	425	270
Interest expense	(243)	(826)	(1,024)
Other income (expenses), net	(1,516)	2,919	8
Total non-operating income (expenses), net	(1,303)	2,518	(746)

Income (loss) before income taxes	(9,926)	1,249	14,630
Income tax expense (benefit)	(3,266)	(2,398)	4,810

Net income (loss)	$(6,660)	$3,647	$9,820

Net loss attributable to non-controlling interests	$(922)	$—	$—

Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$(5,738)	$3,647	$9,820

Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	$(0.12)	$0.08	$0.22

Diluted	$(0.12)	$0.08	$0.21

Weighted-average shares used to compute net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	46,395	46,107	45,375

Diluted	46,395	48,367	47,504

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$(5,738)	$3,647	$9,820

Other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc., net of income taxes
Foreign currency translation adjustment	(1,957)	2,713	(1,800)
Change in pension obligations	44	(117)	(421)
Total other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	(1,913)	2,596	(2,221)

Total comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$(7,651)	$6,243	$7,599

See accompanying notes to consolidated financial statements.

Amphastar Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock		Total
			Additional		Other			Amphastar	Non-
			Paid-in	Retained	Comprehensive			Stockholders'	controlling
	Shares	Amount	Capital	Earnings	Income (loss)	Shares	Amount	Equity	Interest	Total
Balance as of December 31, 2015	45,960,206	5	247,829	58,303	(2,475)	(761,715)	(10,172)	293,490	—	293,490
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	9,820	—	—	—	9,820	—	9,820
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(2,221)	—	—	(2,221)	—	(2,221)
Purchase of treasury stock	—	—	—	—	—	(759,067)	(9,908)	(9,908)	—	(9,908)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(48)	—	—	4,255	48	—	—	—
Issuance of common stock in connection with the Company's equity plans	1,804,943	—	20,639	—	—	—	—	20,639	—	20,639
Share-based compensation expense	—	—	15,124	—	—	—	—	15,124	—	15,124
Tax effect of settlement of share-based awards	—	—	(421)	—	—	—	—	(421)	—	(421)
Balance as of December 31, 2016	47,765,149	5	283,123	68,123	(4,696)	(1,516,527)	(20,032)	326,523	—	326,523
Beginning balance adjustment to retained earnings as a result of the adoption of ASU No. 2016-09	—	—	—	872	—	—	—	872	—	872
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	3,647	—	—	—	3,647	—	3,647
Other comprehensive income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	2,596	—	—	2,596	—	2,596
Purchase of treasury stock	—	—	—	—	—	(1,905,653)	(30,747)	(30,747)	—	(30,747)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(77)	—	—	6,549	77	—	—	—
Issuance of common stock in connection with the Company's equity plans	2,274,063	—	13,758	—	—	—	—	13,758	—	13,758
Share-based compensation expense	—	—	17,087	—	—	—	—	17,087	—	17,087
Balance as of December 31, 2017	50,039,212	5	313,891	72,642	(2,100)	(3,415,631)	(50,702)	333,736	—	333,736
Beginning balance adjustment as a result of the adoption of new accounting standards	—	—	—	582	—	—	—	582	—	582
Net loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	(5,738)	—	—	—	(5,738)	—	(5,738)
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(1,913)	—	—	(1,913)	—	(1,913)
Proceeds from the private placement of ANP	—	—	5,190	—	—	—	—	5,190	32,846	38,036
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(922)	(922)
Purchase of treasury stock	—	—	—	—	—	(1,414,924)	(25,047)	(25,047)	—	(25,047)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(273)	—	—	22,998	273	—	—	—
Issuance of common stock in connection with the Company's equity plans	1,399,463	—	8,946	—	—	—	—	8,946	—	8,946
Share-based compensation expense	—	—	16,680	—	—	—	—	16,680	—	16,680
Balance as of December 31, 2018	51,438,675	$5	$344,434	$67,485	$(4,013)	(4,807,557)	$(75,476)	$332,435	$31,924	$364,359

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$(6,660)	$3,647	$9,820
Reconciliation to net cash provided by operating activities:
Loss (gain) on disposal and impairment of long-lived assets	1,429	(2,337)	1,242
Depreciation of property, plant, and equipment	14,529	12,954	12,161
Amortization of product rights, trademarks, and patents	1,987	2,856	2,517
Share-based compensation expense	16,680	17,087	15,124
Reserve for uncertain tax positions	(464)	34	347
Changes in deferred taxes	(1,414)	4,386	(3,222)
Changes in operating assets and liabilities:
Accounts receivable, net	(16,295)	(8,102)	6,377
Inventories	(5,984)	18,650	(9,715)
Prepaid expenses and other assets	1,375	(4,817)	1,331
Income tax refund, deposits, and payable	3,849	(11,836)	3,329
Accounts payable and accrued liabilities	29,159	6,687	(751)
Net cash provided by operating activities	38,191	39,209	38,560

Cash Flows From Investing Activities:
Business Acquisitions	—	—	(12,461)
Purchases and construction of property, plant, and equipment	(46,808)	(35,099)	(21,382)
Proceeds from the sale of property, plant and equipment	245	—	—
Sale of intangible assets	4,400	2,000	—
Purchase of short-term investments	(308)	(5,645)	(3,602)
Maturity of short-term investments	91	3,650	3,075
Changes in restricted short-term investments	—	(900)	(105)
Payment of deposits and other assets	198	(896)	(5,026)
Net cash used in investing activities	(42,182)	(36,890)	(39,501)

Cash Flows From Financing Activities:
Proceeds from the private placement of ANP	38,036	—	—
Proceeds from equity plans, net of withholding tax payments	8,946	13,758	21,502
Purchase of treasury stock	(25,047)	(30,747)	(9,908)
Proceeds from borrowing under lines of credit	347	—	—
Proceeds from issuance of long-term debt	8,431	18,983	10,198
Principal payments on long-term debt	(5,705)	(9,712)	(14,652)
Net cash provided by (used in) financing activities	25,008	(7,718)	7,140

Effect of exchange rate changes on cash	(274)	504	81

Net increase (decrease) in cash, cash equivalents, and restricted cash	20,743	(4,895)	6,280

Cash, cash equivalents, and restricted cash at beginning of period	67,459	72,354	66,074

Cash, cash equivalents, and restricted cash at end of period	$88,202	$67,459	$72,354

Noncash Investing and Financing Activities:
Equipment acquired under capital leases	$14	$—	$1,238

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$2,376	$1,877	$1,722
Income taxes paid	$339	$4,876	$3,397

See accompanying notes to consolidated financial statements

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  General

Amphastar Pharmaceuticals, Inc., a California corporation, was incorporated in February 1996 and merged with and into Amphastar Pharmaceuticals, Inc., a Delaware corporation, in July 2004 (together with its subsidiaries, hereinafter referred to as “the Company”). The Company is a specialty pharmaceutical company that develops, manufactures, markets, and sells generic and proprietary injectable, inhalation, and intranasal products, including products with high technical barriers to market entry. Additionally, the Company sells insulin active pharmaceutical ingredient, or API, products. Most of the Company’s products are used in hospital or urgent care clinical settings and are primarily contracted and distributed through group purchasing organizations and drug wholesalers. The Company’s insulin API products are sold to other pharmaceutical companies for use in their own products and are being used by the Company in the development of injectable finished pharmaceutical products. The Company’s inhalation products are primarily distributed through drug retailers.

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

The Company’s subsidiaries include: (1) International Medication Systems, Limited, or IMS, (2) Armstrong Pharmaceuticals, Inc., or Armstrong, (3) Amphastar Nanjing Pharmaceuticals Inc., or ANP, (4) Nanjing Letop Fine Chemistry Co., Ltd., or Letop, (5) Nanjing Hanxin Pharmaceutical Technology Co., Ltd., or Hanxin, (6) Nanjing Baixin Trading Co., Ltd., or Baixin, (7) Amphastar France Pharmaceuticals, S.A.S., or AFP, (8) Amphastar UK Ltd., or AUK, and (9) International Medication Systems (UK) Limited, or IMS UK.

In July 2018, the Company’s Chinese subsidiary, ANP, completed a private placement of its common equity interest to accredited investors for aggregate gross proceeds of approximately $57 million, of which $38.0 million had been received by ANP as of December 31, 2018. While investors were initially required to complete their contributions in cash by December 31, 2018, ANP granted an extension to certain investors. Subsequently, including the funds from the extension, the proceeds ANP has received from the private placement totaled $56.3 million. The Company has retained approximately 58% of the equity interest in ANP immediately after the private placement and continues to consolidate the financial results of ANP with the Company’s results of operations. ANP’s net income or loss after July 2, 2018, was attributed to the Company in accordance with the Company’s equity interest of approximately 58% in ANP.

In 2018, the Company identified errors in its accounting primarily related to the depreciation of certain leasehold improvements within property, plant and equipment. The errors were not material to any of the Company’s prior period annual financial statements. However, for comparative purposes, the Company has revised the prior period consolidated financial statements included herein. As a result, the net income for the years ended December 31, 2017 and 2016 was reduced by $0.9 million and $0.7 million, respectively. The errors resulted in a change to the basic and diluted net income per share for the year ended December, 2017, which was reduced by $0.02 and $0.01, respectively. The error resulted in a change to the basic and diluted net income per share for the year ended December 31, 2016, which was reduced by $0.01 and $0.01, respectively. The balances of property, plant, and equipment, net and retained earnings as of December 31, 2017, were reduced by $4.8 million and $3.6 million, respectively. The error did not result in a change to the net cash provided by operating activities in the Company’s consolidated statement of cash flows for the years ended December 31, 2017 and 2016.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency

The functional currency of the Company, its domestic subsidiaries, its Chinese subsidiary ANP, and its U.K. subsidiary, AUK, is the U.S. dollar, or USD. ANP maintains its books of record in Chinese yuan. These books are remeasured into the functional currency of USD using the current or historical exchange rates. The resulting currency remeasurement adjustments and other transactional foreign currency exchange gains and losses are reflected in the Company’s statements of operations.

The Company’s French subsidiary, AFP, maintains its book of record in euros. Its other Chinese subsidiaries, maintain their books of record in Chinese yuan. Its U.K. subsidiary, IMS UK, maintains its book of record in Great British pounds. These local currencies have been determined to be the subsidiaries’ respective functional currencies. These books of record are translated into USD using average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transactions. Translation adjustments are reflected in stockholders’ equity and are included as a component of other accumulated comprehensive income (loss). The unrealized gains or losses of intercompany foreign currency transactions that are of a long-term investment nature are reported in other accumulated comprehensive income (loss). The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature for the years ended December 31, 2018, 2017, and 2016 were a $1.5 million gain,  a $4.3 million gain, and a $1.5 million loss, respectively.

The Company does not undertake hedging transactions to cover its foreign currency exposure.

Comprehensive Income (Loss)

For the years ended December 31, 2018, 2017 and 2016, the Company included its foreign currency translation gain or loss and change in pension obligation of its defined benefit pension plan as part of its comprehensive income (loss).  There was no material income tax expense (benefit) allocated to other comprehensive loss for the year ended December 31, 2018. Income tax expense of $1.5 million was allocated to other comprehensive income for the year ended December 31, 2017. There was no material income tax expense (benefit) allocated to other comprehensive loss for the year ended December 31, 2016.

Shipping and Handling Costs

For the years ended December 31, 2018, 2017, and 2016, the Company included shipping and handling costs of approximately $3.7 million, $3.0 million, and $2.4 million, respectively, in selling, distribution and marketing expenses in the accompanying consolidated statements of operations.

Research and Development Costs

Research and development costs are charged to expense as incurred and consist of costs incurred to further the Company’s research and development activities. These include salaries and related employee benefits, costs associated

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with clinical trials, nonclinical research and development activities, regulatory activities, research‑related overhead expenses and fees paid to external service providers.

The Company may produce or purchase inventories prior to or with the expectation of receiving marketing authorization in the near term, based on operational decisions about the most effective use of existing resources. This inventory is referred to as pre‑launch inventory. It is the Company’s accounting policy that the pre-launch inventory is capitalized if it has a probable future economic benefit. If marketing authorization is received and previously expensed pre‑launch inventory is sold, such sales may contribute up to a 100% margin to the Company’s operating results. Pre‑launch inventory costs include cost of work in process, materials, and finished drug products. As of December 31, 2018, 2017, and 2016, the Company did not have material capitalized pre-launch inventory.

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

Short-Term Investments

Short-term investments as of December 31, 2018 consisted of certificates of deposit with original expiration dates within 12 months.

Restricted Cash and Short-Term Investments

Restricted cash and short-term investments are collateral required for the Company to effect a standby letter of credit and to qualify for workers’ compensation self-insurance and are available to meet the Company’s workers’ compensation obligations on a current basis, as needed. As of December 31, 2018, restricted cash and short-term investments included $1.9 million in cash and $2.3 million in certificates of deposit. As of December 31, 2017, restricted cash and short-term investments included $1.9 million in cash and $2.3 million in certificates of deposit. The certificates of deposit have original maturities greater than three months and are classified as short-term investments.

Allowance for Doubtful Accounts Receivable

The Company evaluates the collectability of accounts receivable based on a combination of factors. When the Company is aware of circumstances that may impair a customer’s ability to pay subsequent to the original sale, the Company records a specific allowance to reduce the amounts receivable to the amount that the Company reasonably believes to be collectable. For all other customers, the Company recognizes an allowance for doubtful accounts based on factors that include the length of time the receivables are past due, industry and geographic concentrations, the current business environment and historical collection experience. As of December 31, 2018 and 2017, the Company's allowance for doubtful accounts was $0.5 million and $0.3 million, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist of currently marketed products and products manufactured under contract. Inventories are stated using the first-in, first-out method, on a consistent basis. The Company states inventory at the lower of cost and net realizable value. Provisions are made for slow‑moving, unsellable, or obsolete items. Net realizable value is determined using the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

Property, Plant and Equipment

Property, plant and equipment are stated at cost or, in the case of assets acquired in a business combination, at fair value on the purchase date. Depreciation and amortization expense is computed using the straight‑line method over the estimated useful lives of the related assets as follows:

Buildings	20 - 31 years
Machinery and equipment	3 - 12 years
Furniture and fixtures	3 - 7 years
Automobiles	4 - 5 years
Leasehold improvements	Lesser of remaining lease term or useful life

Intangible Assets

Intangible assets with finite lives are amortized using the straight-line method over the period the asset is expected to contribute directly or indirectly to the future cash flows of the Company as follows:

Product rights	10 - 15 years
Patents	10 - 20 years
Land-use rights	37 - 50 years

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Self-Insured Claims

The Company is primarily self-insured, up to certain limits, for workers’ compensation claims. The Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $350,000 annually or aggregate claims exceeding $2.9 million annually. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in accrued liabilities in the accompanying consolidated balance sheets. Total expense under the program was approximately $2.6 million, $1.5 million, and $1.6 million, for the years ended December 31, 2018, 2017 and 2016, respectively. The self-insured claims liability was $5.6 million and $4.1 million at December 31, 2018 and 2017, respectively. The determination of such claims and expenses and the appropriateness of the related liability is reviewed periodically and updated, as necessary. Changes in estimates are recorded in the period identified.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-02, Leases,  which is aimed at making leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheets as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU and the related clarifications subsequently issued by the FASB will become effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. In July 2018, the FASB further amended the standard to allow for a new transition method that offers the option to use the effective date as the date of initial application. The Company intends to elect this alternative transition method and therefore will not adjust comparative-period financial information. The Company is finalizing its assessment related to policies, processes and internal controls to comply with the guidance. The Company estimates the right-of-use assets and lease obligations for its lease portfolio as of December 31, 2018 to be within the range of approximately $13.4 million and $14.3 million, which would be recorded on its consolidated balance sheet, primarily related to real estate. The Company anticipates that it will elect the available practical expedients at transition including the package of expedients whereby the Company will not

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reassess its prior conclusion related to whether a contact contains a lease, the underlying lease classification or accounting for initial direct cost in a lease, in addition to electing the hindsight practical expedient in determining the lease term and the short-term lease exception such that it will not recognize a right-of-use asset or lease liability for leases with a term of 12 months or less. The new standard also provides practical expedients for the ongoing accounting and the Company currently expects to elect the practical expedient to not separate lease and non-lease components for its asset classes. Note 17 provides details on the Company’s current operating lease arrangements. The adoption of ASC 842 is not expected to have a material impact on the Company’s results of operations or cash flows.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds certain disclosure requirements to ASC 820, Fair Value Measurement. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted. The Company does not believe that the adoption of this accounting guidance will have a material impact on its consolidated financial statements and related disclosures.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2017, the Company sold these products to an unrelated party. (See note 9)

Acquisition of Nanjing Letop Medical Technology Co. Ltd.

In January 2016, the Company’s Chinese subsidiary, ANP, acquired Nanjing Letop Medical Technology Co. Ltd. for $1.7 million consisting of $0.8 million in cash and a deposit of $0.9 million that ANP had previously paid to Letop and was effectively eliminated upon the consummation of the transaction. The Company accounted for this transaction as a business combination in accordance with ASC 805. The Company recognized $1.4 million of acquired assets, $0.1 million of assumed liabilities, and $0.4 million of goodwill. Letop had previously supplied ANP with intermediates used in making various APIs. In March 2016, the acquired subsidiary was renamed Nanjing Letop Fine Chemistry Co., Ltd.

Note 4.  Revenue Recognition

In 2018, the Company adopted ASC 606 using the modified retrospective transition method. The adoption of ASC 606 did not have a material impact on the Company’s revenue recognition or on the consolidated financial statements and related disclosures. According to ASC 606, revenue is recognized at the time that the Company’s customers obtain control of the promised goods. The results for the reporting period beginning after January 1, 2018, are presented in accordance with the new standard, although comparative information continues to be reported under the accounting standards and policies in effect for those periods.

Generally, revenue is recognized at the time of product delivery to the Company’s customers. In some cases, revenue is recognized at the time of shipment when stipulated by the terms of the sale agreements. Revenues derived from contract manufacturing services are recognized when third-party products are shipped to customers, after the customer has accepted test samples of the products to be shipped. On June 30, 2016, the Company and Actavis Inc., or Actavis, amended a distribution agreement, which terminated the agreement in December 2016. Profit-sharing revenue under this agreement was recognized at the time Actavis sold the products to its customers.

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

The Company’s accounting policy is to review each agreement involving contract development and manufacturing services to determine if there are multiple revenue-generating activities that constitute more than one unit of accounting. Revenues are recognized for each unit of accounting based on revenue recognition criteria relevant to that unit. The Company does not have any revenue arrangements with multiple performance obligations.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for chargebacks and rebates is reflected in net revenues. The following table is an analysis of the chargeback and rebate provision:

	Year Ended December 31,
	2018	2017
	(in thousands)
Beginning balance	$18,470	$39,709
Provision for chargebacks and rebates	125,112	152,011
Credits and payments issued to third parties	(121,159)	(173,250)
Ending balance	$22,423	$18,470

Changes in the chargeback provision from period to period are primarily dependent on the Company’s sales to its wholesalers, the level of inventory held by wholesalers, and the wholesaler’s customer mix. Changes in the rebate provision from period to period are primarily dependent on retailer’s and other indirect customers’ purchases. The approach that the Company uses to estimate chargebacks has been consistently applied for all periods presented. Variations in estimates have been historically small. The Company continually monitors the provision for chargebacks and rebates and makes adjustments when it believes that the actual chargebacks and rebates may differ from the estimates. The settlement of chargebacks and rebates generally occurs within 30 days to 60 days after the sale to wholesalers. Accounts receivable and/or accounts payable and accrued liabilities are reduced and/or increased by the chargebacks and rebate amounts depending on whether the Company has the right to offset with the customer. Of the provision for chargebacks and rebates as of December 31, 2018 and 2017, $12.0 million and $6.8 million were included in accounts receivable, net, on the consolidated balance sheets, respectively. The remaining provision as of December 31, 2018 and 2017 was $10.4 million and $11.7 million, respectively, which were included in accounts payable and accrued liabilities.

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

The provision for product returns is reflected in net revenues. The following table is an analysis of product return liability:

	Year Ended December 31,
	2018	2017
	(in thousands)
Beginning balance	$6,522	$3,143
Provision for product returns	4,149	5,754
Credits issued to third parties	(2,641)	(2,375)
Ending balance	$8,030	$6,522

Of the provision of product returns as of December 31, 2018 and 2017, $5.3 million and $4.1 million were included in accounts payable and accrued liabilities on the consolidated balance sheets, respectively. The remaining provision of $2.7 million and $2.4 million were included in other long-term liabilities, respectively. For the years ended

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017,  the Company’s aggregate product return rate was 1.3% and 1.3%  of qualified sales, respectively.

Note 5.  Income (Loss) per Share Attributable to Amphastar Pharmaceuticals, Inc. Shareholders

Basic income (loss) per share attributable to Amphastar Pharmaceuticals Inc. shareholders is calculated based upon the weighted-average number of shares outstanding during the period. Diluted net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders gives effect to all potential dilutive shares outstanding during the period, such as stock options, non-vested restricted stock units, and shares issuable under the Company’s Employee Stock Purchase Plan, or ESPP.

As the Company reported a net loss for the year ended December 31, 2018, the diluted net loss per share attributable to Amphastar Pharmaceuticals, Inc. shareholders, as reported, equals the basic net loss per share attributable to Amphastar Pharmaceuticals, Inc. shareholders since the effect of the assumed exercise of stock options, vesting of non-vested RSUs, and issuance of common shares under the Company’s ESPP are anti-dilutive. Total stock options, non-vested RSUs, and shares issuable under the Company’s ESPP excluded from the year ended December 31, 2018, net loss per share were 10,105,565 stock options, 1,206,661 non-vested RSUs, and 51,792 shares issuable under the ESPP.

For the year ended December 31, 2017, options to purchase 839,651 shares of stock with a weighted-average exercise price of $26.43 per share, were excluded in the computation of diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. shareholders because the effect from the assumed exercise of these options would be anti-dilutive.

For the year ended December 31, 2016, options to purchase 2,379,984 shares of stock with a weighted-average exercise price of $22.46 per share, were excluded in the computation of diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. shareholders because the effect from the assumed exercise of these options would be anti-dilutive.

The following table provides the calculation of basic and diluted net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders for each of the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Basic and dilutive numerator:
Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$(5,738)	$3,647	$9,820
Denominator:
Weighted-average shares outstanding — basic	46,395	46,107	45,375

Net effect of dilutive securities:
Incremental shares from equity awards	—	2,260	2,129
Weighted-average shares outstanding — diluted	46,395	48,367	47,504
Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders — basic	$(0.12)	$0.08	$0.22
Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders — diluted	$(0.12)	$0.08	$0.21

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Segment Reporting

The Company’s business is the development, manufacture, and marketing of pharmaceutical products. The Company has established two reporting segments that each report to the Chief Operating Decision Maker, or CODM, as defined in ASC 280, Segment Reporting. The Company’s performance is assessed and resources are allocated by the CODM based on the following two reportable segments:

•	Finished pharmaceutical products
•	API

The finished pharmaceutical products segment manufactures, markets and distributes enoxaparin, naloxone, phytonadione, lidocaine, medroxyprogesterone acetate, Primatene® Mist, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes recombinant human insulin API and porcine insulin API for external customers and internal product development.

Selected financial information by reporting segment is presented below:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net revenues:
Finished pharmaceutical products	$271,059	$230,139	$240,221
API	23,607	10,036	14,944
Total net revenues	294,666	240,175	255,165

Gross profit:
Finished pharmaceutical products	113,220	96,517	106,107
API	(6,235)	(6,008)	(1,911)
Total gross profit	106,985	90,509	104,196

Operating expenses	115,608	91,778	88,820

Income (loss) from operations	(8,623)	(1,269)	15,376
Non-operating income	(1,303)	2,518	(746)

Income (loss) before income taxes	$(9,926)	$1,249	$14,630

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Finished pharmaceutical products net revenues:
Enoxaparin	$53,371	$36,593	$59,320
Lidocaine	43,328	37,602	36,600
Phytonadione	41,897	37,946	33,315
Naloxone	37,195	42,342	47,532
Medroxyprogesterone	24,071	—	—
Epinephrine	10,055	25,914	25,661
Primatene® Mist	3,574	—	—
Other finished pharmaceutical products	57,568	49,742	37,793
Total finished pharmaceutical products net revenues	$271,059	$230,139	$240,221

Discontinuation of Epinephrine Injection, USP Vial Product

In February 2017, the U.S. Food and Drug Administration, or FDA, requested the Company to discontinue the manufacturing and distribution of its epinephrine injection, USP vial product, which had been marketed under the “grandfather” exception to the FDA’s “Prescription Drug Wrap-Up” program. The Company discontinued selling this product in the second quarter of 2017. For the years ended December 31, 2017 and 2016, the Company recognized $17.8 million and $18.6 million in net revenues for the sale of this product, respectively.

Net revenues and carrying values of long-lived assets of enterprises by geographic regions are as follows:

	Net Revenue			Long-Lived Assets
	Year Ended December 31,			December 31,
	2018	2017	2016	2018	2017
	(in thousands)
United States	$279,122	$234,321	$249,007	$109,331	$105,441
China	—	—	—	58,059	41,078
France	15,544	5,854	6,158	43,028	34,026
United Kingdom	—	—	—	—	—
Total	$294,666	$240,175	$255,165	$210,418	$180,545

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. Actavis had exclusive marketing rights of the Company’s enoxaparin product to the U.S. retail pharmacy market until December 2016. The Company considers these four customers to be its major customers, as each individually and these customers collectively, represented a significant percentage of the Company’s net revenue for the years ended December 31, 2018, 2017, and 2016, and accounts receivable as of December 31, 2018 and 2017, respectively. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
	December 31,	December 31,	Year Ended December 31,
	2018	2017	2018	2017	2016
McKesson	28%	22%	27%	27%	21%
AmerisourceBergen	19%	33%	27%	28%	21%
Cardinal Health	21%	12%	21%	23%	22%
Actavis(1)	—	—	—	—	14%

(1)	The agreement with Actavis was terminated in December 2016.

Supplier Concentrations

The Company depends on suppliers for raw materials, APIs, and other components that are subject to stringent FDA requirements. Some of these materials may only be available from one or a limited number of sources. Establishing additional or replacement suppliers for these materials may take a substantial period of time, as suppliers must be approved by the FDA. Furthermore, a significant portion of raw materials may only be available from foreign sources. If the Company is unable to secure, on a timely basis, sufficient quantities of the materials it depends on to manufacture and market its products, it could have a materially adverse effect on the Company’s business, financial condition, and results of operations.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, cash equivalents include money market accounts. Short-term investments consist of certificates of deposit with original expiration dates within 12 months. These certificates of deposit are carried at amortized cost in the Company’s consolidated balance sheet, which approximates their fair value determined based on Level 2 inputs. The restrictions on restricted cash and short-term investments have a negligible effect on the fair value of these financial assets.

The Company does not hold any Level 2 or Level 3 instruments that are measured for fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include long-lived assets, goodwill, and intangible assets for which the fair value of assets is determined as part of the related impairment test. As of December 31, 2018 and 2017, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

Note 9.  Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
Cortrosyn® product rights	12	$27,134	$27,134	$—
IMS (UK) international product rights	10	8,911	2,153	6,758
Patents	12	486	213	273
Land-use rights	39	2,540	486	2,054
Other intangible assets	4	69	63	6
Subtotal	12	39,140	30,049	9,091
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,951	—	3,951
Subtotal	*	33,176	—	33,176
As of December 31, 2018	*	$72,316	$30,049	$42,267

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
Cortrosyn® product rights	12	$27,134	$26,243	$891
IMS (UK) international product rights	10	9,440	1,337	8,103
Patents	12	486	170	316
Land-use rights	39	2,540	419	2,121
Other intangible assets	4	69	46	23
Subtotal	12	39,669	28,215	11,454
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	4,461	—	4,461
Subtotal	*	33,686	—	33,686
As of December 31, 2017	*	$73,355	$28,215	$45,140

*Intangible assets with indefinite lives have an indeterminable average life.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale of Fourteen Injectable ANDAs

In February 2017, the Company sold the 14 ANDAs it acquired in March 2016 from Hikma to an unrelated party. The consideration included a purchase price of $6.4 million of which $1.0 million was received upon closing, $1.0 million was received in the second quarter of 2017 and the remaining $4.4 million was received in January 2018. In addition to the purchase price, the purchaser agreed to pay the Company a royalty fee equal to 2% of net sales derived from purchaser’s sales of the products for the period from February 2017 through February 2027. The Company has not recognized any royalty fee revenue. The Company recognized a gain of $2.6 million within operating (income) expenses on its consolidated statement of operations for the year ended December 31, 2017.

Goodwill

The changes in the carrying amounts of goodwill were as follows:

	December 31,
	2018	2017
	(in thousands)
Beginning balance	$4,461	$3,976
Currency translation	(510)	485
Ending balance	$3,951	$4,461

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene® Mist, an over-the-counter bronchodilator product, recorded at the allocated fair value of $29.2 million, which is its carrying value as of December 31, 2018.

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

As a result of environmental concerns about chlorofluorocarbons, or CFCs, the FDA required the CFC formulation of Primatene® Mist to be phased out on December 31, 2011.

In 2013, the Company filed a new drug application, or NDA, for Primatene® Mist, which utilizes a non-CFC propellant. In November 2018, the FDA granted over-the-counter approval of the NDA for Primatene® Mist, and the Company re-launched in December 2018. No impairment charge was required as of December 31, 2018.

Amortization

Included in cost of revenues for the years ended December 31, 2018, 2017 and 2016 is product rights amortization expense of $1.8 million, $2.7 million, and $2.4 million, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, the expected amortization expense for all amortizable intangible assets during the next five fiscal years ended December 31 and thereafter is as follows:

(in thousands)
2019	$870
2020	864
2021	864
2022	844
2023	835
Thereafter	4,814
Total amortizable intangible assets	9,091
Indefinite-lived intangibles	33,176
Total intangibles (net of accumulated amortization)	$42,267

Note 10.  Inventories

Inventories consist of the following:

	December 31,
	2018	2017
	(in thousands)
Raw materials and supplies	$30,153	$19,973
Work in process	30,272	22,469
Finished goods	8,897	21,167
Total inventories	$69,322	$63,609

Charges of $12.9 million, $8.5 million, and $7.3 million were included in the cost of revenues in the Company’s consolidated statements of operations for the years ended December 31, 2018, 2017, and 2016, respectively, to adjust the Company’s inventory and related purchase commitments to their net realizable value. For the year ended December 31, 2018, the charge included $9.1 million related to enoxaparin inventory due to a decrease in the forecasted average selling price. For the year ended December 31, 2017, the charge included $5.5 million related to enoxaparin inventory due to a decrease in the forecasted average selling price. For the year ended December 31, 2016, the charge included $3.1 million related to enoxaparin inventory due to a decrease in the forecasted average selling price and $3.3 million related to epinephrine injection, USP vial inventory items due to the anticipated discontinuation of the product.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	December 31,
	2018	2017
	(in thousands)
Buildings	$96,287	$89,124
Leasehold improvements	26,755	29,847
Land	7,628	7,110
Machinery and equipment	143,299	118,056
Furniture, fixtures, and automobiles	19,151	16,385
Construction in progress	66,390	58,145
Total property, plant, and equipment	359,510	318,667
Less accumulated depreciation	(149,092)	(138,122)
Total property, plant, and equipment, net	$210,418	$180,545

The Company incurred depreciation expense of $14.5 million, $13.0 million, and $12.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Interest expense capitalized was approximately $2.2 million, $1.1 million, and $0.8 million, for the years ended December 31, 2018, 2017, and 2016, respectively.

As of December 31, 2018 and 2017, the purchase of property, plant, and equipment of $8.4 million and $6.7 million, respectively, were included in accounts payable and accrued liabilities.

Note 12.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Accrued customer fees and rebates	$15,215	$15,981
Accrued payroll and related benefits	19,430	15,680
Accrued product returns, current portion	5,349	4,133
Reserve for net loss on firm purchase commitments	5,355	320
Other accrued liabilities	10,746	4,812
Total accrued liabilities	56,095	40,926
Accounts payable	31,323	16,629
Total accounts payable and accrued liabilities	$87,418	$57,555

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Debt

Debt consists of the following:

	December 31,
	2018	2017
	(in thousands)
Loans with East West Bank

Equipment loan paid off January 2019	$128	$1,668
Line of credit facility due December 2020	—	—
Mortgage payable due February 2021	3,491	3,577
Equipment loan due June 2021	3,061	4,286
Equipment loan due December 2022	8,000	—
Mortgage payable due October 2026	3,463	3,524
Mortgage payable due June 2027	8,801	8,936

Loans with Cathay Bank

Acquisition loan due April 2019	13,025	15,073
Line of credit facility due May 2020	—	—
Mortgage payable due August 2027	7,627	7,795

Loans with Bank of Nanjing
Working capital loan due June 2019	347	—

Loans with Seine-Normandie Water Agency

French government loan 1 paid March 2018	—	17
French government loan 2 due June 2020	55	85
French government loan 3 due July 2021	172	239
French government loan 4 due December 2026	22	—
French government loan 5 due December 2026	414	—

Payment Obligation to Merck	552	599

Equipment under Capital Leases	1,055	1,357
Total debt and capital leases	50,213	47,156
Less current portion of long-term debt and capital leases	18,229	6,312
Long-term debt and capital leases, net of current portion	$31,984	$40,844

Loans with East West Bank

Equipment Loan—Paid off January 2019

In July 2013, the Company entered into an $8.0 million line of credit facility. In January 2015, the Company drew down $6.2 million from the line of credit facility. Subsequently, the facility was converted into a term equipment loan with an outstanding principal balance of $6.2 million and a maturity date of January 2019. Borrowings under the facility are secured by equipment. As of December 31, 2018, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company entered into a fixed interest rate

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

swap contract on this facility to exchange the variable interest rate for a fixed interest rate of 4.48% over the life of the facility without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting, and is recorded at fair value for an immaterial amount based on Level 2 inputs. In January 2019, the Company repaid all outstanding amounts due under this loan.

Line of Credit Facility—Due December 2020

In March 2012, the Company entered into a $10.0 million line of credit facility, which bears a variable interest rate at the prime rate as published by The Wall Street Journal. Borrowings under the facility are secured by inventory and accounts receivable. In March 2016, the facility was amended to increase the line of credit to $15.0 million. This facility matured in December 2018.

As of December 31, 2018, the Company did not have any amounts outstanding under this facility. In January 2019, the Company amended the facility to extend the maturity date to December 2020.

Mortgage Payable—Due February 2021

The Company refinanced the mortgage term loan in January 2016, which had an outstanding principal balance of $3.7 million at December 31, 2015, and a maturity date of February 2021. The refinanced loan is payable in monthly installments with a final balloon payment of $3.3 million. The refinanced loan is secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex. The refinanced loan has a variable interest rate at the prime rate as published by The Wall Street Journal.  As of December 31, 2018, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company has entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest rate of 4.39% over the life of the loan without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting, and is recorded at fair value of approximately $0.1 million based on Level 2 inputs.

Equipment Loan–Due June 2021

In March 2016, the Company entered into a $5.0 million equipment credit facility. In May 2017, the Company converted the outstanding balance of $5.0 million into a term equipment loan that matures in June 2021. Borrowings under the loan are secured by equipment. The loan bears a variable interest rate at the prime rate as published by The Wall Street Journal. As of December 31, 2018, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company has entered into a fixed interest rate swap contract on this facility to exchange the variable interest rate for a fixed interest rate of 4.86% over the life of the facility without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting and is recorded at fair value for an immaterial amount based on Level 2 inputs.

Equipment Loan—Due December 2022

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

In June 2018, the Company drew down $8.0 million on the equipment credit line and in December 2018, the credit line converted into an equipment loan. As of December 31, 2018, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company entered into a fixed interest rate swap contract on this facility to exchange the variable interest rate for a fixed interest rate of 5.87% over the

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

life of the facility without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting and is recorded at fair value for an immaterial amount based on Level 2 inputs.

Mortgage Payable—Due October 2026

In September 2006, the Company entered into a mortgage term loan in the principal amount of $2.8 million, which matured in September 2016. The Company refinanced the mortgage term loan in September 2016, which increased the principal amount to $3.6 million and extended the maturity date to October 2026. The refinanced loan is payable in monthly installments with a final balloon payment of $2.9 million. The refinanced loan was secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex. The refinanced loan bears a variable interest rate at the one-month LIBOR rate plus 2.75%. As of December 31, 2018, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. Subsequently, the Company entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest rate of 4.15% until October 2021 without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting, and is recorded at fair value for an immaterial amount based on Level 2 inputs.

Mortgage Payable—Due June 2027

In May 2017, the Company entered into a mortgage term loan in the principal amount of $9.0 million, which matures in June 2027. The loan is payable in monthly installments with a final balloon payment of $7.4 million plus interest. The loan is secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex and two buildings at the Company’s Chino, California, facility. The loan bears a variable interest rate at the one-month LIBOR rate plus 2.5%. As of December 31, 2018, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest rate of 4.79% until June 2024 without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting, and is recorded at fair value of approximately $0.1 million based on Level 2 inputs.

Loans with Cathay Bank

Acquisition Loan with Cathay Bank—Due April 2019

On April 22, 2014, in conjunction with the Merck API Transaction, the Company entered into a secured term loan with Cathay Bank as lender. The principal amount of the loan is $21.9 million and bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%. Beginning on June 1, 2014, and through the maturity date April 22, 2019, the Company must make monthly payments of principal and interest based on the then outstanding amount of the loan amortized over a 120-month period. On April 22, 2019, all amounts outstanding under the loan become due and payable, which would be approximately $12.0 million based upon an interest rate of 4.00%. The loan is secured by 65% of the issued and outstanding shares of stock in AFP and certain assets of the Company, including accounts receivable, inventory, certain investment property, goods, deposit accounts, and general intangibles but not including the Company’s equipment and real property. As of December 31, 2018, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Line of Credit Facility—Due May 2020

In April 2012, the Company entered into a $20.0 million revolving line of credit facility. Borrowings under the facility are secured by inventory, accounts receivable, and intangibles held by the Company. The facility bears a variable interest rate at the prime rate as published by The Wall Street Journal with a minimum interest rate of 4.00%. In July 2018, the Company amended the facility to extend the maturity date from May 2018 to May 2020. As of December 31, 2018, the Company did not have any amounts outstanding under this facility.

Mortgage Payable—Due August 2027

In August 2017, the Company refinanced the mortgage term loan that had been entered into on April 2014, with a principal balance outstanding of $7.9 million. The loan is payable in monthly installments and is secured by the building at the Company’s Canton, Massachusetts location. The loan bears interest at a fixed rate of 4.70% for the first five years of the loan; thereafter, the loan bears a variable interest rate at the prime rate as published by The Wall Street Journal and matures in June 2027. As of December 31, 2018, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input.

Loan with Bank of Nanjing

Working Capital Loan —Due June 2019

In June 2018, the Company entered into a working capital loan of RMB 10.0 million, or $1.5 million, subject to currency exchange rate fluctuations. The loan bears a variable interest rate at the benchmark interest rate of the People’s Bank of China. Interest payments are due monthly. Repayment of the principal amount is due in June 2019. As of December 31, 2018, the Company had RMB 2.4 million, or $0.3 million outstanding under this loan.

Loans with Seine-Normandie Water Agency

In January 2015, the Company entered into three French government loans with the Seine-Normandie water agency in the aggregate amount of €0.6 million, or $0.7 million, subject to currency exchange fluctuations. The life of the loans range between three to six years, and includes annual equal payments and bears no interest over the life of the loans.

In December 2018, the Company entered into two additional French government loans with the Seine-Normandie water agency in the aggregate amount of €0.5 million, or $0.5 million, subject to currency exchange fluctuations. The loans have 8 year lives, and include annual equal payments and bear no interest.

As of December 31, 2018, the payment obligation had an aggregate book value of €0.6 million, or $0.7 million, subject to currency exchange rate fluctuations, which approximates fair value. The fair value of the payment obligation was determined by using the interest rate associated with the Company’s acquisition loan with Cathay Bank that bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%. Such interest rate is deemed to be a Level 2 input for measuring fair value.

Payment Obligation to Merck

On April 30, 2014, in conjunction with the Merck API Transaction, the Company entered into a commitment obligation with Merck, in the principal amount of €11.6 million, or $16.0 million, subject to currency exchange rate fluctuations. The terms of the purchase price include annual payments over four years and bear a fixed interest rate of 3.00%.

As of December 31, 2018, the payment obligation had a balance of €0.5 million, or $0.6 million, which approximates fair value. The fair value of the payment obligation was determined by using the interest rate associated with the

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s acquisition loan with Cathay Bank that bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%. Such interest rate is deemed to be a Level 2 input for measuring fair value.

Covenants

At December 31, 2018 and 2017, the Company was in compliance with its debt covenants, which include a minimum current ratio, minimum debt service coverage, minimum tangible net worth, maximum debt-to-effective-tangible-net-worth ratio, and minimum deposit requirement computed on a consolidated basis. The profitability requirements for loans with Cathay Bank were not effective as of December 31, 2018. Such requirements will become effective as of December 31, 2019.

Equipment under Capital Leases

The Company entered into leases for certain equipment under capital leasing arrangements, which will expire at various times through 2023. The cost of equipment under capital leases was $1.6 million and $1.6 million at December 31, 2018 and 2017, respectively.

Long-Term Debt Maturities

As of December 31, 2018, the principal amounts of long-term debt maturities during each of the next five fiscal years ending December 31 are as follows:

		Capital
	Debt	Leases	Total
	(in thousands)
2019	$17,886	$343
2020	3,856	342
2021	6,452	272
2022	2,475	159
2023	458	1
Thereafter	17,969	—
	$49,096	$1,117	$50,213

Note 14.  Income Taxes

The Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017. The Tax Act, among other things, reduces the statutory U.S. federal corporate income tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. As of December 31, 2017, the Company recorded a provisional expense amount of $0.6 million related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. During the year ended December 31, 2018, the Company completed its determination of the accounting implications of the Tax Act resulting in no material changes to the provisional amounts recorded as of December 31, 2017.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s income (loss) before income taxes generated from its United States and foreign operations were:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Income (loss) before income taxes:
United States	$3,580	$6,892	$20,572
Foreign	(13,506)	(5,643)	(5,942)
Total income (loss) before taxes	$(9,926)	$1,249	$14,630

The Company’s provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current provision (benefit):
Federal	$32	$(6,380)	$7,279
State	343	133	344
Foreign	773	643	787
Total current provision (benefit)	1,148	(5,604)	8,410
Deferred provision (benefit):
Federal	(687)	6,340	(2,383)
State	(3,900)	(2,169)	(1,100)
Foreign	173	(965)	(117)
Total deferred provision (benefit)	(4,414)	3,206	(3,600)
Total provision (benefit) for income taxes	$(3,266)	$(2,398)	$4,810

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Statutory federal income tax (benefit)	21.0%	35.0%	35.0%
State tax expense, net of federal tax benefit	28.3	(106.0)	(3.3)
Foreign tax rate differences	4.0	3.9	4.1
Foreign valuation allowance	(42.0)	129.1	14.7
Qualified production activities deduction	—	89.6	(8.9)
Research and development credits	28.0	(250.1)	(12.0)
Share-based compensation	5.1	(166.2)	4.4
Executive compensation	(12.4)	17.1	—
Deferred tax remeasurement	1.0	49.5	—
Employee-related expenses	(0.4)	6.3	0.4
Other	0.3	(0.2)	(1.5)
Effective tax rate (benefit)	32.9%	(192.0)%	32.9%

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax credit carryforwards, and the tax effects of net operating loss carryforwards.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$9,951	$7,356
State income taxes	26	221
Inventory capitalization and reserve	6,212	5,333
Deferred revenue	2	—
Accrued payroll and benefits	1,344	1,233
Share-based compensation	6,162	6,504
Research and development credits	22,690	21,550
Alternative minimum tax	742	656
Accrued professional fees	1,289	344
Product return allowance	2,314	1,879
Accrued chargebacks	3,103	1,856
Bad debt reserve	115	60
Intangibles	2,124	2,022
Accrued for workers’ compensation insurance	1,401	1,063
Others	971	52
Total deferred tax assets	58,446	50,129
Deferred tax liabilities:
Depreciation/amortization	9,684	7,568
Intangibles	6,303	6,992
Federal impact of state deferred taxes	3,769	3,077
Total deferred tax liabilities	19,756	17,637
Valuation allowance	(9,103)	(4,907)
Net deferred tax assets	$29,587	$27,585

Effective January 1, 2017, the Company adopted ASU No. 2016-09, under which differences between the tax deduction for share-based awards and the related compensation expenses recognized under ASC 718 are prospectively accounted for as a component of the provision for income taxes. In addition, ASU No. 2016-09 eliminated the requirement that excess tax benefits from share-based compensation reduce taxes payable prior to being recognized in the financial statements. As a result of the adoption of ASU No. 2016-09, the cumulative excess benefits of stock compensation of $0.9 million that was not previously recognized was established on the balance sheet resulting in an increase in deferred tax assets and retained earnings.

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

Net Operating Loss Carryforwards and Tax Credits

At December 31, 2018, the Company had approximately $5.6 million California net operating loss, or NOL, carryforwards and no material U.S. federal or other state NOL carryforwards. The California NOL carryforwards begins to expire in 2031. The Company had foreign NOL carryforwards of approximately $34.1 million which can be used annually with certain limitations and have an indefinite carryforward period.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018, the Company had federal and California research and development tax credit carryforwards of approximately $10.6 million and $18.8 million, respectively. The federal research and development tax credit begins to expire in 2036. The California research and development tax credit has an indefinite carryforward period. The Company also had a U.S. federal alternative minimum tax, or AMT, credit carryforward of $0.5 million which can be used to offset future regular tax to the extent of the current AMT; the credit has an indefinite carryforward period.

The utilization of NOL and credit carryforwards and other tax attributes could be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, or the Code, whereby they could be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period as defined in the Code.

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

As of December 31, 2015, the Company assessed the realizability of the deferred tax assets of AFP and determined that it was not more likely than not that the net deferred tax assets of AFP would be realized. Therefore, the Company established a full valuation allowance of $0.9 million as of December 31, 2015. The Company has discontinued recognizing AFP income tax benefits until it is determined that it is more likely than not that AFP will generate sufficient taxable income to realize its deferred income tax assets. As of December 31, 2018 and 2017, the Company had a full valuation allowance against the net deferred tax assets of AFP, which totaled $9.1 million and $4.9 million, respectively.

Undistributed Earnings from Foreign Operations

As of December 31, 2018 and 2017, deferred income taxes have not been provided on foreign operations. The foreign subsidiaries have accumulated losses of approximately $30.7 million and $15.9 million, respectively, and as such there are no earnings in which to provide taxes. It is the Company’s plan not to repatriate future foreign earnings to the U.S.

Uncertain Income Tax Positions

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	December 31,
	2018	2017	2016
	(in thousands)
Balance at the beginning of the year	$7,438	$6,686	$5,595
Additions based on tax positions related to prior years	—	—	188
Deductions based on tax positions related to prior years	(1,566)	—	—
Additions based on tax positions related to the current year	1,304	1,300	903
Deductions based on tax audit settlement	(126)	—	—
Deductions based on statute of limitations	(56)	(548)	—
Balance at the end of the year	$6,994	$7,438	$6,686

Included in the balance of unrecognized tax benefits as of December 31, 2018, was $6.8 million that represents the portion that would impact the effective income tax rate if recognized. During the year ended December 31, 2018, the Company reduced unrecognized tax benefits for tax positions related to prior years by $1.6 million and for tax audit settlement by $0.1 million as the result of a state tax audit resolution.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax provision. For the years ended December 31, 2018 and 2017, the Company recognized accrued interest of approximately $0.1 million and $0.1 million, respectively, related to its uncertain tax positions.

The Company and/or one or more of its subsidiaries filed income tax returns in the U.S. federal jurisdiction and various U.S. states and foreign jurisdictions. As of December 31, 2018, the Company is not subject to U.S. federal, state, and foreign income tax examinations for years before 2008. In June 2017, the Internal Revenue Service, or IRS, commenced an audit of the Company’s 2015 income tax return. In February 2018, the IRS completed the examination resulting in no changes to reported tax. In August 2011, the California Franchise Tax Board commenced an audit of the Company’s 2007,  2008, and 2009 tax returns. In June 2018, the Franchise Tax Board completed the examination resulting in no material tax liability. The Company is subject to income tax audit by tax authorities for tax years 2015 to 2017 for federal and 2014 to 2017 for states.

Note 15.  Stockholders' Equity

Common and Preferred Stock

The Company’s Certificate of Incorporation, as amended and restated in June 2014 in connection with the closing of its initial public offering, authorizes the Company to issue 300,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of preferred stock, $0.0001 par value per share. As of December 31, 2018 and 2017, there were no shares of preferred stock issued or outstanding.

Equity Plans

As of December 31, 2018, the Company has two equity plans: the 2015 Equity Incentive Plan, or 2015 Plan, and the 2014 Employee Stock Purchase Plan or ESPP. Prior to the adoption of these plans, the Company granted options pursuant to the Amended and Restated 2005 Equity Incentive Award Plan and the 2002 Amended and Restated Stock Option/Stock Issuance Plan. Upon termination of the predecessor plans, the shares available for grant at the time of termination, and shares subsequently returned to the plans upon forfeiture or option termination, were transferred to the successor plan in effect at the time of share return. The Company issues new shares of common stock upon exercise of stock options, vesting of restricted stock units, or RSU, and settlement of ESPP, with the exception of the awards granted to employees at AFP, which are settled through re-issuance of the Company’s treasury shares.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

immediately preceding fiscal year, or (iii) such number of shares as determined by the Board of Directors. As of the effective date, there were 5,300,296 shares available for grant under the 2015 Plan.

As of December 31, 2018, the Company reserved an aggregate of 5,521,732 shares of common stock for future issuance under the 2015 Plan. In January 2019, an additional 1,165,778 shares were reserved under the 2015 Plan pursuant to the evergreen provision.

Amended and Restated 2005 Equity Incentive Award Plan

The Amended and Restated 2005 Equity Incentive Award Plan, or 2005 Plan, provided for the grant of incentive stock options, or ISOs, nonqualified stock options, or NQSOs, restricted stock awards, restricted stock unit awards, stock appreciation rights, or SARs, dividend equivalents and stock payments to the Company’s employees, members of the Board of Directors and consultants. Stock options under the 2005 Plan were granted with a term of up to ten years and at prices no less than the fair market value of the Company’s common stock on the date of grant. To date, stock options granted to existing employees generally vest over three to five years and stock options granted to new employees vest over four years. Stock options granted to Board of Directors and consultants generally vested over one year.

As of March 2015, consequent to the 2015 Plan becoming effective, awards were no longer granted under the 2005 Plan.

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

As of December 31, 2018, the Company has issued 525,417 shares of common stock under the ESPP and 1,474,583 shares of its common stock remains available for issuance under the ESPP.

For the year ended December 31, 2018, 2017, and 2016, the Company recorded ESPP expense of $0.7 million, $0.6 million, and $0.5 million, respectively.

Share Buyback Program

In November 2014, the Company’s Board of Directors authorized a $10.0 million share buyback program, which was completed in December 2015. In November 2015, the Company’s Board of Directors authorized an additional $10.0 million to the Company’s share buyback program, which was completed in December 2016. In November 2016, the Company’s Board of Directors authorized an increase of $20.0 million to the Company’s share buyback program, which was completed in August 2017. In August 2017, the Company’s Board of Directors authorized an additional $20.0 million to the Company’s share buyback program, which was completed in April 2018. In May 2018, the Company’s Board of Directors authorized an increase of $20.0 million to the Company’s share buyback program, which is expected to continue for an indefinite period of time. The primary goal of the program is to offset dilution created by the Company’s equity compensation programs.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounted for under the cost method and are included as a component of treasury stock in the Company’s consolidated balance sheets.

Pursuant to the Company’s share buyback program, the Company purchased 1,414,924 shares, 1,905,653 shares, and 759,067, shares of its common stock during the years ended December 31, 2018, 2017 and 2016, totaling $25.0 million, $30.7 million, and $9.9 million, respectively.

Share-Based Award Activity and Balances

The Company accounts for share‑based compensation payments in accordance with ASC 718, which requires measurement and recognition of compensation expense at fair value for all share‑based payment awards made to employees and directors. Under these standards, the fair value of option awards and the option components of the ESPP awards are estimated at the grant date using the Black-Scholes option-pricing model. The fair value of RSUs is estimated at the grant date using the Company’s common share price. Prior to the adoption of ASU No. 2018-07, Improvements to Non-employees Share-Based Payment Accounting, non‑vested stock options held by non-employees are revalued at each balance sheet date. As a result of the Company’s early adoption of the guidance on July 1, 2018, stock options held by non-employees are no longer revalued after grant. The portion that is expected to vest is amortized and recognized in compensation expense on a straight-line basis over the requisite service period, generally from the grant date to the vesting date.

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

The significant assumptions used in the Black-Scholes option-pricing are as follows:

•

Determination of Fair Value of the Underlying Common Stock.  For options and ESPP awards granted after the completion of the Company’s initial public offering, the fair value for its underlying common stock is determined using the closing price on the date of grant as reported on the Nasdaq Global Select Market.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual experience differs from those estimates. For the years ended December 31, 2018, 2017 and 2016, the Company estimated an average overall forfeiture rate of 5%, 7%, and 7%, respectively, based on historical experience. Forfeiture rates are separately estimated for its (1) directors and officers, (2) management personnel and (3) other employees. Share‑based compensation is recorded net of expected forfeitures. The Company periodically assesses the forfeiture rate and the amount of expense recognized based on estimated historical forfeitures as compared to actual forfeitures. Changes in estimates are recorded in the period they are identified.

Tax benefits resulting from tax deductions in excess of the share‑based compensation cost recognized (excess tax benefits) are recorded in the statements of cash flows as financing activities.

The weighted-averages for key assumptions used in determining the fair value of options granted during the years ended December 31, 2018, 2017, and 2016 are as follows:

	Year Ended December 31,
	2018	2017	2016
Average volatility	39.9%	37.0%	30.4%
Risk-free interest rate	2.7%	2.1%	1.5%
Weighted-average expected life in years	5.7	5.5	5.5
Dividend yield rate	—%	—%	—%

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

A summary of option activity under all plans for the year ended December 31, 2018, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2017	10,898,701	$14.65
Options granted	1,096,832	20.16
Options exercised	(1,357,865)	13.14
Options cancelled	(143,724)	13.84
Options expired	(388,379)	34.81
Outstanding as of December 31, 2018	10,105,565	$14.69	4.80	$53,472
Exercisable as of December 31, 2018	6,826,539	$14.31	3.57	$38,217

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s common stock for those awards that have an exercise price below the estimated fair value at December 31, 2018.

During the years ended December 31, 2018, 2017, and 2016, the Company recorded expense of $8.2 million, $8.3 million, and $8.7 million, respectively, related to stock options granted under all plans.

Information relating to option grants and exercises is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Weighted-average grant date fair value per option share	$7.80	$4.98	$3.42
Intrinsic value of options exercised	7,372	17,247	7,446
Cash received from options exercised	11,753	19,098	20,338
Total fair value of the options vested during the year	7,972	7,263	8,654

A summary of the status of the Company’s nonvested options as of December 31, 2018, and changes during the year ended December 31, 2018, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2017	4,310,241	$4.21
Options granted	1,096,832	7.80
Options vested	(1,984,323)	4.02
Options forfeited	(143,724)	5.20
Non-vested as of December 31, 2018	3,279,026	5.47

As of December 31, 2018, there was $11.3 million of total unrecognized compensation cost, net of forfeitures, related to nonvested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.2 years and will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years. The grantee receives one share of common stock at a specified future date for each

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSU awarded. The RSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period, using the straight-line method. During the years ended December 31, 2018, 2017, and 2016, the Company recorded expenses of $7.7 million, $7.7 million, and $5.9 million, respectively, related to RSU awards granted under all plans.

As of December 31, 2018, there was $12.3 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.2 years and will be adjusted for future changes in estimated forfeitures.

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
		Value of RSUs
		Issued
	Total RSUs	as
	Issued	Compensation(1)
		(in thousands)
RSUs outstanding at December 31, 2017	1,392,781
RSUs granted	439,980	$8,560
RSUs forfeited	(55,514)
RSUs vested(2)	(570,586)
RSUs outstanding at December 31, 2018	1,206,661

(1)	The total FMV is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 363,640 shares of common stock were surrendered to fulfil tax withholding obligations

Equity Awards to Consultants and Advisory Board Members

The Company pays certain consultants and advisory board members in the form of share-based awards. Prior to the adoption of ASU No. 2018-07, Improvements to Non-employees Share-Based Payment Accounting, non-vested stock options held by non-employees were revalued at each balance sheet date. As a result of the Company’s early adoption of the guidance on July 1, 2018, stock options held by non-employees are no longer revalued after grant. During the years ended December 31, 2018, 2017, and 2016 the Company recorded $0.2 million, $0.5 million, and $0.1 million, respectively, in share-based compensation related to the issuance of equity awards for services rendered by consultants.

The Company recorded share-based compensation expense under all plans and is included in the Company’s consolidated statement of operations as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of revenues	$3,923	$3,756	$2,967
Operating expenses:
Selling, distribution, and marketing	383	302	220
General and administrative	10,853	11,643	10,865
Research and development	1,521	1,386	1,072
Total share-based compensation	$16,680	$17,087	$15,124

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the years ended December 31, 2018, 2017, and 2016 were approximately $1.3 million, $1.1 million, and $1.0 million, respectively.

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

The liability under the plan is based on a discount rate of 1.70% and 1.60% as of December 31, 2018 and 2017, respectively. The liability is included in accrued liabilities in the accompanying consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.2 million and $2.1 million at December 31, 2018 and 2017, respectively. Expense under the plan was $0.3 million, $0.2 million, and $0.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. Gain or loss due to change in actuarial valuation of the Company’s defined benefit pension plan is recorded in other comprehensive income (loss).

Note 17.  Commitments and Contingencies

Collaboration Agreements with Medical Device Manufacturers

In August 2014, the Company entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by the Company for one of its pipeline products. As of December 31, 2018, the Company has paid an upfront payment of $0.5 million and $1.7 million in milestone payments under this agreement, which were classified as research and development expense, as the milestones were met. The Company is obligated to pay up to an additional $0.4 million if certain research and development milestones are met. As of December 31, 2018, no such obligation existed. Pursuant to the collaboration agreement, if the medical device manufacturer is successful in the development of this drug delivery system and the Company’s pipeline products receive appropriate regulatory approval, the Company intends to enter into a commercial supply agreement with such medical device manufacturer for a minimum purchase of 1.0 million units during the first 12 months.

In October 2017, the Company entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by the Company for one of its pipeline products for a total of $1.6 million. As of December 31, 2018, the Company has paid and expensed an upfront payment of $0.4 million and $0.2 million in milestone payments under this agreement, which were classified as research and development expenses as the milestones were met. The Company is obligated to pay up to an additional $1.0 million, if certain research and development milestones are met. As of December 31, 2018, no such obligation existed for the milestones. In addition, pursuant to the collaboration agreement, if the medical device manufacturer is successful in the development of this drug delivery system and the Company’s pipeline products receive appropriate regulatory approval, the Company intends to enter into a commercial supply agreement with such medical device manufacturer under which the Company is obligated to pay an additional $1.0 million, if certain commercial development milestones are met and to purchase a minimum of 100,000 units per year for three years.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Lease Agreements

The Company leases real and personal property, in the normal course of business, under various non-cancelable operating leases. The Company, at its option, can renew a substantial portion of its leases, at the market rate, for various renewal periods ranging from one to six years. Rental expense under these leases for the years ended December 31, 2018, 2017, and 2016, was approximately $4.2 million, $3.5 million, and $3.4 million, respectively.

Future minimum rental payments under operating leases that have initial or remaining non-cancelable lease terms in excess of 12 months for fiscal years ending December 31 are as follows:

Operating
Leases
(in thousands)
2019	$3,712
2020	3,131
2021	1,967
2022	1,050
2023	125
$9,985

Purchase Commitments

As of December 31, 2018, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $59.5 million. The Company anticipates that most of these commitments with remaining term in excess of one year will be fulfilled by 2020.

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

In accordance with certain agreements between ANP and the Chinese government, in January 2010 and November 2012, the Company acquired certain land-use rights for $1.2 million and $1.3 million, respectively. As required by these agreements, the Company committed to spend approximately $15.0 million in the related land development, which primarily includes the construction of fixed assets according to a specific timetable. As of December 31, 2018, the Company has spent $4.5 million on such construction. The Company anticipates that this spending commitment will be met by the end of 2019.

Note 18.   Related-Party Transactions

ANP Private Placement

In July 2018, ANP completed a private placement of its common equity interest to accredited investors for aggregate gross proceeds of approximately $57 million. While investors were initially required to complete their contributions in cash by December 31, 2018, ANP granted an extension to certain investors. In connection with the private placement, all of the executive officers of the Company, Stephen Shohet, Howard Lee, and Richard Koo, directors of the Company, and certain employees of ANP entered into subscription agreements (each, a “Subscription Agreement”) for the indirect investment in ANP. These Subscription Agreements were transacted either through an investment in Amphastar Cayman, a Cayman Islands limited liability company, or Qianqia or Zhongpan, Chinese partnerships. The aggregate gross proceeds received from management and directors were approximately $29.7 million.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.   Litigation

Enoxaparin Patent Litigation

In September 2011, Momenta Pharmaceuticals, Inc., or Momenta, a Boston based pharmaceutical company, and Sandoz Inc., or Sandoz, the generic division of Novartis, initiated litigation against the Company for alleged patent infringement of two patents related to testing methods for batch release of enoxaparin, which the Company refers to as the “’886 patent” and the “’466 patent.” The lawsuit was filed in the United States District Court for the District of Massachusetts, or the Massachusetts District Court. In October 2011, the Massachusetts District Court issued a preliminary injunction barring the Company from selling its generic enoxaparin product and also requiring Momenta and Sandoz to post a $100.1 million bond. The preliminary injunction was stayed by the United States Court of Appeals for the Federal Circuit, or the Federal Circuit, in January 2012, and reversed by the Federal Circuit in August 2012.

In January 2013, the Company moved for summary judgment of non-infringement of both patents. Momenta and Sandoz withdrew their allegations as to the ’466 patent, and in July 2013, the Massachusetts District Court granted the Company’s motion for summary judgment of non-infringement of the ’886 patent and denied Momenta and Sandoz’s motion for leave to amend their infringement contentions. On January 24, 2014, the Massachusetts District Court judge entered final judgment in the Company’s favor on both patents. Momenta and Sandoz also filed a motion to collect attorneys’ fees and costs relating to a discovery motion, which the Massachusetts District Court granted. On May 9, 2016, the Massachusetts District Court issued an order imposing fees and costs of approximately $0.4 million in relation to this discovery motion. This amount has been accrued in the general and administrative expense for the quarter ended March 31, 2016.  On January 30, 2014, Momenta and Sandoz filed a notice of appeal to the Federal Circuit appealing the court’s final judgment including summary judgment denying Momenta and Sandoz’s motion for leave to amend their infringement contentions.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 23, 2018, the Company filed a motion to enforce liability on the bonds related to the preliminary injunction issued in October 2011, stayed in January 2012, and reversed by the Federal Circuit in August 2012. On March 27, 2018, Plaintiffs filed a notice of appeal with the Federal Circuit. On April 3, 2018, Plaintiffs filed a motion with the District Court to defer decision on the Company’s motion to enforce liability on the bonds pending their appeal. On July 13, 2018, the District Court allowed Plaintiffs motion to defer consideration of the Company’s motion to enforce liability on the bonds until the appeal is resolved. The Plaintiffs filed their Opening Brief on July 30, 2018, the Company filed its Response Brief on September 21, 2018, and Plaintiffs filed their Reply Brief on November 19, 2018. The briefing in the appeal has concluded and the parties are waiting for the Federal Circuit to set a date for oral arguments. On February 28, 2019, the Plaintiffs filed a motion to stay this appeal, and the Company’s opposition to their motion to stay is due March 21, 2019.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plaintiffs filed a motion for sanctions on January 14, 2019. The Company filed its opposition brief to the motion for sanctions on February 4, 2019. Plaintiffs filed a reply on February 14, 2019 and the Company filed a sur-reply on February 22, 2019. The Company’s opposition to the motion for relief from the final judgment is currently due on March 20, 2019. The Company intends to vigorously defend against these motions and will continue to vigorously defend the jury’s verdict, including against any appeal by the Plaintiffs. The Company intends to continue to pursue its attempt to collect the $100.1 million bond posted by Momenta and Sandoz.

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

On July 20, 2015, the Company filed with the Ninth Circuit a notice of appeal of the California District Court’s dismissal of the case, and Aventis filed a notice of cross-appeal on August 5, 2015. On November 12, 2015, Aventis filed a pleading asking that the California District Court impose various monetary penalties and fines against the Company, including disgorgement of enoxaparin revenues and attorneys’ fees expended by Aventis in this action, based on Aventis’ allegations that the Company engaged in sanctionable conduct. On November 23, 2015, the California District Court issued an order setting forth a procedure for sanctions proceedings as to the Company as well as its outside counsel. On December 24, 2015, the Company filed a pleading with the California District Court opposing the imposition of sanctions, and on January 20, 2016, Aventis filed a response pleading further pressing for the imposition of sanctions. On May 4, 2016, the California District Court issued three orders requesting that the Company and its outside counsel file a document showing cause as to why sanctions should not be imposed and to set up a conference call with the parties and the Court to discuss whether any discovery and/or a hearing is necessary. On June 13, 2016, the Company and its outside counsel each filed responses to the Court’s order to show cause as to why sanctions should not be imposed. On July 21, 2016, Aventis filed a response contending that the Court should impose sanctions. On February 10, 2017, the Court held a show cause hearing regarding the potential imposition of sanctions and took the matter under submission. On September 18, 2017, the District Court issued its decision that no sanctions will be imposed on either the Company or its counsel.

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

On May 11, 2017, the Ninth Circuit issued an opinion affirming the California District Court’s dismissal of the action for lack of subject matter jurisdiction; dismissing as moot Aventis’ appeal of the District Court’s denial of its motion for summary judgment on the issue of the adequacy of the Company’s notice letter to the government; reversing the District Court’s denial of Aventis’ motion for attorneys’ fees; and remanding the case to the District Court for resolution of the attorneys’ fees issue. On July 14, 2017, Aventis filed an application with the District Court for entitlement to attorneys’ fees and expenses. On November 20, 2017, the District Court issued its order granting Aventis’ application for fees, stating that it would refer the matter to a magistrate judge for a report and recommendation regarding the amount of the award to be made. On November 21, 2017, the District Court referred the matter to a magistrate judge.

On August 7, 2018, Aventis filed its Application for Fees and Expenses. On November 26, 2018, the Company filed Opposition to Aventis’s Application for Fees and Expenses. On February 12, 2019, following further briefing on the attorneys’ fee issue, the District Court approved of the parties’ consent for the Magistrate Judge to conduct all further proceedings in this matter at the district court level, including determining the amount of attorneys’ fees to be awarded and entering a final judgment. The Magistrate Judge set a hearing on the application, for May 8, 2019. The Company intends to continue to vigorously defend against any imposition of attorneys’ fees and expenses in this case.

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

On August 25, 2016, the Company filed with the First Circuit Court of Appeals a notice of appeal of the Massachusetts District Court’s dismissal of the antitrust case. On October 31, 2016, the Company filed its appeal brief with the First Circuit Court of Appeals. On December 5, 2016, Defendants filed their response brief with the First Circuit Court of Appeals. On December 19, 2016, the Company filed its rely brief with the First Circuit Court of Appeals, which concluded the briefing on this appeal. On February 9, 2017, the First Circuit Court of Appeals heard oral arguments. On March 6, 2017, the First Circuit Court of Appeals issued its decision, in which it held 3 to 0 that the District Court of Massachusetts erred in dismissing the Company’s antitrust case and sent the case back to the District Court to consider additional arguments.

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

On August 23, 2018, the Massachusetts District Court granted the parties’ joint motion to extend the schedule as to fact and expert discovery and accepted their proposed dates. Fact discovery closed on November 30, 2018 and expert discovery will close on April 12, 2019. On February 19, 2019, the Company filed a Motion for Partial Summary

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Judgment on Issues Previously Litigated in the Patent Action. Defendants’ opposition is due on April 9, 2019, and the Company’s reply is due on May 3, 2019. Any additional summary judgment motions are due on April 26, 2019, oppositions are due on June 14, 2019, and replies are due on July 10, 2019.

Additionally, Momenta and Sandoz filed motions for sanctions on January 14, 2019 and January 22, 2019, respectively. The Company filed its opposition briefs to both motions on February 4, 2019 and February 5, 2019, respectively. Momenta and Sandoz filed replies to both motions on February 14, 2019. The Company filed sur-replies to both motions on February 22, 2019. The Company intends to vigorously defend against both motions as it prepares for trial. Trial is scheduled for September 9, 2019.

Epinephrine Injection, 0.1 mg/mL Litigation

On June 28, 2018, Belcher Pharmaceuticals, LLC, or Belcher initiated a lawsuit by filing a complaint against IMS for infringement of U.S. Patent No. 9,283,197 with regard to IMS’s New Drug Application No. 211363, filed under 21 U.S.C. § 355(b)(2) of the Hatch-Waxman Act, for FDA approval to manufacture and sell 0.1 mg/mL epinephrine injections. On July 20, 2018, the Company filed a motion to dismiss Belcher’s complaint for patent infringement under Federal Rule of Civil Procedure 12(b)(6). The briefing concluded on October 2, 2018. The District Court has not yet ruled on the motion to dismiss. The Company intends to vigorously defend this patent lawsuit.

Vasopressin (20 units/mL) Patent Litigation

On December 20, 2018, Par Pharmaceutical, Inc., Par Sterile Products, LLC and Endo Par Innovation Company (collectively, “Par”) initiated a patent lawsuit by filing a Complaint against the Company for infringement of U.S. Patent Nos. 9,375,478 (“the ‘478 Patent”), 9,687,526 (“the ‘526 Patent”), 9,744,209 (“the ‘209 Patent”), 9,744,239 (“the ‘239 Patent”), 9,750,785 (“the ‘785 Patent”) and 9,937,223 (“the ‘223 Patent”) (collectively, “Par Patents”) with regard to the Company’s Abbreviated New Drug Application No. 211,857 for FDA approval to manufacture and sell Vasopressin (20 units/ mL). The Company filed its Answer to this Complaint on February 19, 2019. The Company intends to vigorously defend this patent lawsuit.

Other Litigation

The Company is also subject to various other claims and lawsuits from time to time arising in the ordinary course of business.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Quarterly Financial Data (Unaudited)

	2018 Quarters
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenues
Finished pharmaceutical products	$53,117	$63,241	$71,767	$82,934
API	5,276	7,799	3,776	6,756
Total net revenues	$58,393	$71,040	$75,543	$89,690
Gross profit
Finished pharmaceutical products	$19,636	$27,649	$30,571	$35,364
API	(2,664)	(1,585)	(1,311)	(675)
Total gross profit	$16,972	$26,064	$29,260	$34,689

Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$(7,141)	$(2,853)	$2,389	$1,867

Weighted-average shares used to compute net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	46,514	46,557	46,241	46,268
Diluted	46,514	46,557	48,281	49,181
Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	$(0.15)	$(0.06)	$0.05	$0.04
Diluted	$(0.15)	$(0.06)	$0.05	$0.04

	2017 Quarters
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenues
Finished pharmaceutical products	$55,934	$63,765	$54,455	$55,985
API	736	1,422	3,461	4,417
Total net revenues	$56,670	$65,187	$57,916	$60,402
Gross profit
Finished pharmaceutical products	$24,289	$28,778	$21,222	$22,228
API	(1,482)	(2,119)	(669)	(1,738)
Total gross profit	$22,807	$26,659	$20,553	$20,490

Net income attributable to Amphastar Pharmaceuticals, Inc.	$861	$1,900	$99	$787

Weighted-average shares used to compute net income per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	46,069	46,025	46,101	46,233
Diluted	48,057	47,866	48,215	49,330
Net income per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	$0.02	$0.04	$0.00	$0.02
Diluted	$0.02	$0.04	$0.00	$0.02

Net income (loss) per share amounts for the fiscal quarters have been calculated independently and may not in the aggregate equal the amount for the full year.

In 2018, the Company identified immaterial errors in each of its previously reported quarters of 2017 as well as the first

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and second quarters of 2018, primarily related to the depreciation of certain leasehold improvements within property, plant and equipment. The Company corrected the immaterial errors in the third quarter of 2018, resulting in a decrease to the net loss of approximately $0.1 million, for the first quarter of 2018 and an increase to the net loss of approximately $0.1 million for the second quarter of 2018. Net income for each of the first, second, and third quarters of 2017 decreased by $0.1 million and the immaterial error correction for the fourth quarter of 2017 resulted in a decrease to net income of approximately $0.7 million.  The errors did not have an effect on basic or diluted net income (loss) per share, except that the basic and diluted earnings per share for the fourth quarter of 2017 was reduced by $0.01 and the basic and diluted loss per share for the first quarter of 2018 was reduced by $0.01. Based on management's evaluation of the materiality of the error from a qualitative and quantitative perspective as required by authoritative guidance, the Company concluded that correcting the error had no material impact on any of the Company's previously issued interim financial statements and had no effect on the trend of financial results.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established pursuant to the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this item will be included in our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed within 120 days after our fiscal year end of December 31, 2018, or 2019 Proxy Statement, and is incorporated by reference into this Annual Report on Form 10-K.

Item 11.  Executive Compensation.

Information required by this item will be included in our 2019 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be included in our 2019 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be included in our 2019 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 14.  Principal Accountant Fees and Services.

Information required by this item will be included in our 2019 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

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

10.2+	Amended and Restated 2005 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

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

10.9◊

Transfer Contract for the Right to the Use of State-owned Land, dated December 29, 2009, between Amphastar Nanjing Pharmaceuticals Co., Ltd. and Nanjing Xingang Hi-Tech Company Limited (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.10◊

Investment Agreement, dated July 5, 2010, between Amphastar Nanjing Pharmaceuticals Co., Ltd. and the Management Committee of the Nanjing Economic and Technological Development Zone (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.11◊

Transfer Contract for the Right to the Use of State-owned Land, dated December 31, 2010, between Amphastar Nanjing Pharmaceuticals Co., Ltd. and Nanjing Xingang Hi-Tech Company Limited. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.12†

Long-Term Supply Agreement, dated November 30, 2008, between Qingdao Jiulong Biopharmaceutical Co., Ltd. and International Medication Systems, Limited (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.13+	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.14

Asset Purchase Agreement, dated April 30, 2014, among Diosynth France, Amphastar France Pharmaceuticals SAS and Schering-Plough (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.15

Loan Agreement, dated April 22, 2014, between Amphastar Pharmaceuticals, Inc. and Cathay Bank (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.16

Promissory Note, dated April 22, 2014, by Amphastar Pharmaceuticals, Inc. payable to Cathay Bank in the original principal sum of $21,900,000 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.17+

Employment Agreement, dated May 19, 2014, between Amphastar Pharmaceuticals, Inc. and Jack Zhang (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.18+

Employment Agreement, dated May 19, 2014, between Amphastar Pharmaceuticals, Inc. and Mary Luo (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.19+

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

10.21†

Supply Agreement, dated July 31, 2014, between MannKind Corporation and Amphastar France Pharmaceuticals, S.A.S. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2014)

10.22

First Amendment to Supply Agreement, dated October 31, 2014, by and between MannKind Corporation, Amphastar France Pharmaceuticals, S.A.S., and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2014)

10.23+	2015 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2015)

10.24

Business Loan Agreement, dated January 28, 2016, between Amphastar Pharmaceuticals, Inc. and East West Bank in the original principal sum of $3,724,841. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2016)

10.25

Equipment Line of Credit Agreement, dated March 7, 2016, between International Medication Systems, Limited and East West Bank in the principal sum of $5,000,000. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016)

10.26

Fifth Modification to the Revolving Line of Credit Agreement, dated March 7, 2016, between International Medication Systems, Limited and East West Bank in the principal sum of $15,000,000. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016)

10.27

Seventh Amendment and Termination Agreement by and between the Company and Actavis Laboratories FL, Inc. (f/k/a Watson Laboratories, Inc. – Florida and as Andrx Pharmaceuticals, Inc.) dated June 30, 2016. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2016)

10.28

Fourth Modification to the Revolving Line of Credit Agreement, dated June 23, 2016, between Amphastar Pharmaceuticals, Inc. and Armstrong Pharmaceuticals, Inc. and Cathay Bank in the principal sum of $20,000,000. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016)

10.29

Business Loan Agreement, dated September 8, 2016, between Amphastar Pharmaceuticals, Inc. and East West Bank in the original principal sum of $3,591,250. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016)

10.30†

Second Amendment to Supply Agreement, dated November 9, 2016, by and between MannKind Corporation, Amphastar France Pharmaceuticals, S.A.S., and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2017)

10.31

Business Loan Agreement, dated May 11, 2017, between International Medication Systems, Limited and East West Bank in the original principal sum of $5,000,000. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.32

Business Loan Agreement, dated May 18, 2017, between Amphastar Pharmaceuticals, Inc. and East West Bank in the original principal sum of $9,000,000. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.33

Sixth Modification to the Revolving Line of Credit Agreement, dated May 3, 2017, between International Medication Systems, Limited and East West Bank in the principal sum of $15,000,000. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.34

Equipment Line of Credit, dated June 28, 2017, between International Medication Systems, Limited and East West Bank in the original principal sum of $8,000,000. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.35

Business Loan Agreement, dated August 14, 2017, between Armstrong Pharmaceuticals, Inc. and Cathay Bank in the original principal sum of $7,865,000. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017)

10.36

Subscription Agreement between Amphastar Cayman, LLC and Jason B. Shandell dated June 28, 2018. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018)

10.37

Subscription Agreement between Amphastar Cayman, LLC and William J. Peters dated June 28, 2018. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018)

10.38

Subscription Agreement between Amphastar Cayman, LLC and Rong Zhou dated June 28, 2018. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018)

10.39

Subscription Agreement between Amphastar Cayman, LLC and Yakob Liawatidewi dated June 28, 2018. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018)

10.40

Subscription Agreement between Amphastar Cayman, LLC and Stephen B. Shohet dated June 28, 2018. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018)

10.41

Subscription Agreement between Amphastar Cayman, LLC and Chieh-Lin J. Lee dated June 28, 2018. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018)

10.42

Subscription Agreement between Amphastar Cayman, LLC and Yu-Chieh W. Lee dated June 28, 2018. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018)

10.43

Subscription Agreement between Amphastar Cayman, LLC and KYW Investment partnership dated June 28, 2018. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018)

10.44

Partnership Agreement by and between Zhang Chongqing, Bill Zhang and Applied Physics & Chemistry Laboratories, Inc. dated July 27, 2018. (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018)

10.45	Fourth Amendment to Supply Agreement, dated December 24, 2018, by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc.

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

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
Jack Y. Zhang
Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2019

AMPHASTAR PHARMACEUTICALS, INC.
(Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 15, 2019

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ JACK Y. ZHANG	Chief Executive Officer and Director	March 15, 2019
Jack Yongfeng Zhang	(Principal Executive Officer)

/s/ MARY Z. LUO	Chairman, Chief Operating Officer	March 15, 2019
Mary Z. Luo	and Director

/s/ WILLIAM J. PETERS	Chief Financial Officer (Principal	March 15, 2019
William J. Peters	Financial and Accounting Officer)

/s/ JASON B. SHANDELL	President and Director	March 15, 2019
Jason B. Shandell

/s/ RICHARD KOO	Director	March 15, 2019
Richard Koo

/s/ HOWARD LEE	Director	March 15, 2019
Howard Lee

/s/ FLOYD PETERSEN	Director	March 15, 2019
Floyd Petersen

/s/ RICHARD PRINS	Director	March 15, 2019
Richard Prins

/s/ STEPHEN SHOHET	Director	March 15, 2019
Stephen Shohet

/s/ MICHAEL A. ZASLOFF	Director	March 15, 2019
Michael A. Zasloff