Form 10-Q
period 2019-03-31
Amphastar Pharmaceuticals, Inc.
filed 2019-05-10
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-36509

AMPHASTAR PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0702205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11570 6th Street
Rancho Cucamonga, CA	91730
(Address of principal executive offices)	(zip code)

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



Securities registered pursuant to Section 12(b) of the Act:

T
Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	AMPH	The NASDAQ Stock Market LLC
		

The number of shares outstanding of the registrant’s only class of common stock as of May 3, 2019 was 47,065,369.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

Special Note About Forward-Looking Statements

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements relate to future events or future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the sales and marketing of our products;

•	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;

•	the timing and likelihood of U.S. Food and Drug Administration, or FDA, approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;

•	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;

•	our ability to compete in the development and marketing of our products and product candidates;
•	our expectations regarding the business expansion plans for our Chinese subsidiary, ANP;

•	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;

•	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our active pharmaceutical ingredient, or API, customers;

•	the potential for our marketed products to be withdrawn due to patient adverse events or deaths, or if we fail to secure FDA approval for products subject to the Prescription Drug Wrap-Up program;

•	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;

•	the amount of price concessions or exclusion of suppliers adversely affecting our business;

•	our ability to establish and maintain intellectual property protection for our products and our ability to successfully defend our intellectual property in cases of alleged infringement;

•	the implementation of our business strategies, product development strategies and technology utilization;

•	the potential for exposure to product liability claims;

•	future acquisitions, divestitures or investments, including the anticipated benefits of such acquisitions, divestitures or investments;

•	our ability to expand internationally;

•	economic and industry trends and trend analysis;

•	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•	global, national and local economic and market conditions, specifically with respect to geopolitical uncertainty;
•	the impact of trade tariffs or other trade barriers;
•

the impact of Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate including the potential for drug price controls;

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

You should read this Quarterly Report and the documents that we reference elsewhere in this Quarterly Report completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. We discuss many of these risks and uncertainties in greater detail in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2018, particularly in Item 1A. “Risk Factors.” These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report regardless of the time of delivery of this Quarterly Report, and such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report to “Amphastar,” “the Company,” “we,” “our,” and “us” refer to Amphastar Pharmaceuticals, Inc. and our subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,096	$86,337
Restricted cash	1,865	1,865
Short-term investments	2,834	2,831
Restricted short-term investments	2,290	2,290
Accounts receivable, net	54,930	52,163
Inventories	78,580	69,322
Income tax refunds and deposits	1,592	49
Prepaid expenses and other assets	8,956	5,485
Total current assets	230,143	220,342

Property, plant, and equipment, net	214,836	210,418
Finance lease right-of-use assets	1,094	—
Operating lease right-of-use assets	13,480	—
Goodwill and intangible assets, net	42,255	42,267
Other assets	12,292	9,918
Deferred tax assets	30,618	30,618
Total assets	$544,718	$513,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$90,795	$87,418
Income taxes payable	1,017	1,187
Current portion of long-term debt	17,587	18,229
Current portion of operating lease liabilities	2,560	—
Total current liabilities	111,959	106,834

Long-term reserve for income tax liabilities	415	415
Long-term debt, net of current portion	30,973	31,984
Long-term operating lease liabilities, net of current portion	11,174	—
Deferred tax liabilities	1,067	1,031
Other long-term liabilities	8,864	8,940
Total liabilities	164,452	149,204
Commitments and contingencies:
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 52,043,326 and 47,098,624 shares issued and outstanding as of March 31, 2019 and 51,438,675 and 46,631,118 shares issued and outstanding as of December 31, 2018, respectively	5	5
Additional paid-in capital	349,201	344,434
Retained earnings	68,299	67,485
Accumulated other comprehensive loss	(4,126)	(4,013)
Treasury stock	(78,393)	(75,476)
Total Amphastar Pharmaceuticals, Inc. stockholders’ equity	334,986	332,435
Non-controlling interests	45,280	31,924
Total equity	380,266	364,359
Total liabilities and stockholders’ equity	$544,718	$513,563

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Net revenues	$79,790	$58,393
Cost of revenues	48,887	41,421
Gross profit	30,903	16,972

Operating expenses:
Selling, distribution, and marketing	3,141	1,721
General and administrative	16,327	10,998
Research and development	14,607	14,030
Total operating expenses	34,075	26,749

Loss from operations	(3,172)	(9,777)

Non-operating income (expenses):
Interest income	148	124
Interest expense	(30)	(18)
Other income (expenses), net	(579)	782
Total non-operating income (expenses), net	(461)	888

Loss before income taxes	(3,633)	(8,889)
Income tax benefit	(1,479)	(1,748)

Net loss	$(2,154)	$(7,141)

Net loss attributable to non-controlling interests	$(3,022)	$—

Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$868	$(7,141)

Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	$0.02	$(0.15)

Diluted	$0.02	$(0.15)

Weighted-average shares used to compute net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	46,744	46,514

Diluted	50,416	46,514

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$868	$(7,141)

Other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc., net of income taxes
Foreign currency translation adjustment	(113)	1,190
Total other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	(113)	1,190

Total comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$755	$(5,951)

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(2,154)	$(7,141)
Reconciliation to net cash provided by (used in) operating activities:
Loss on impairment and disposal of assets	805	598
Depreciation of property, plant, and equipment	4,158	3,060
Amortization of product rights, trademarks, and patents	360	729
Share-based compensation expense	4,674	4,666
Changes in operating assets and liabilities:
Accounts receivable, net	(1,061)	4,635
Inventories	(9,507)	1,441
Prepaid expenses and other assets	(4,729)	(761)
Income tax refund, deposits, and payable	(1,713)	(1,725)
Accounts payable and accrued liabilities	5,557	2,858
Net cash provided by (used in) operating activities	(3,610)	8,360

Cash Flows From Investing Activities:
Purchases and construction of property, plant, and equipment	(14,744)	(12,340)
Purchase of intangible assets	(151)	—
Sale of intangible assets	—	4,400
Purchase of short-term investments	—	(201)
Payment of deposits and other assets	11	(597)
Net cash used in investing activities	(14,884)	(8,738)

Cash Flows From Financing Activities:
Proceeds from the private placement of ANP	18,298	—
Proceeds from equity plans, net of withholding tax payments	(2,397)	(1,793)
Purchase of treasury stock	(3,015)	(7,624)
Principal payments on long-term debt	(1,657)	(1,411)
Net cash provided by (used in) financing activities	11,229	(10,828)

Effect of exchange rate changes on cash	24	159

Net decrease in cash, cash equivalents, and restricted cash	(7,241)	(11,047)

Cash, cash equivalents, and restricted cash at beginning of period	88,202	67,459

Cash, cash equivalents, and restricted cash at end of period	$80,961	$56,412

Noncash Investing and Financing Activities:
Capital expenditure included in accounts payable	$6,511	$4,802

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$898	$532
Income taxes paid	$234	$8

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  General

Amphastar Pharmaceuticals, Inc., a California corporation, was incorporated in February 1996 and merged with and into Amphastar Pharmaceuticals, Inc., a Delaware corporation, in July 2004 (together with its subsidiaries, hereinafter referred to as the “Company”). The Company is a specialty pharmaceutical company that develops, manufactures, markets, and sells generic and proprietary injectable, inhalation, and intranasal products, including products with high technical barriers to market entry. Additionally, the Company sells insulin active pharmaceutical ingredient, or API, products.  Most of the Company’s products are used in hospital or urgent care clinical settings and are primarily contracted and distributed through group purchasing organizations and drug wholesalers. The Company’s insulin API products are sold to other pharmaceutical companies for use in their own products and are being used by the Company in the development of injectable finished pharmaceutical products.  The Company’s inhalation products are primarily distributed through drug retailers.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2018 and the notes thereto as filed with the Securities and Exchange Commission, or SEC, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted from the accompanying condensed consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from the audited financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The Company’s results of operations, comprehensive income (loss) and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and are prepared in accordance with United States GAAP, or GAAP. All significant intercompany activity has been eliminated in the preparation of the condensed consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company.

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

In July 2018, the Company’s Chinese subsidiary, ANP, completed a private placement of its common equity interest to accredited investors for aggregate gross proceeds of approximately $57 million. While investors were initially required to complete their contributions in cash by December 31, 2018, ANP granted an extension to certain investors. Certain investors contributed their payments in Chinese yuan, which resulted in a difference in U.S. dollars, or USD, due to currency fluctuations subsequent to the execution of the placement agreement. A total of $56.3 million was received by ANP as of March 31, 2019. The difference received in USD was expensed in the quarter ended March 31, 2019. The Company has retained approximately 58% of the equity interest in ANP following the private placement and continues

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

to consolidate the financial results of ANP with the Company’s results of operations. ANP’s net loss after July 2, 2018, was attributed to the Company in accordance with the Company’s equity interest of approximately 58% in ANP.

In 2018, the Company identified certain errors in its accounting primarily related to the depreciation of certain leasehold improvements within property, plant and equipment. The errors were not material to any of the Company’s prior period annual financial statements. However, for comparative purposes, the Company has revised the prior period consolidated financial statements included herein. As a result, the net loss for the three months ended March 31, 2018 was reduced by $0.1 million. The errors resulted in a change to the basic and diluted net income per share for the three months ended March 31, 2018, which was increased by $0.01 and $0.01, respectively. The balances of property, plant, and equipment, net and retained earnings as of March 31, 2018, were reduced by $4.7 million and $3.5 million, respectively. The error did not result in a change to the net cash provided by operating activities in the Company’s consolidated statement of cash flows for the three months ended March 31, 2018.

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

Foreign Currency

The functional currency of the Company, its domestic subsidiaries, its Chinese subsidiary, ANP, and its U.K. subsidiary, AUK, is the USD. ANP maintains its books of record in Chinese yuan. These books are remeasured into the functional currency of USD using the current or historical exchange rates. The resulting currency remeasurement adjustments and other transactional foreign currency exchange gains and losses are reflected in the Company’s statements of operations.

The Company’s French subsidiary, AFP, maintains its book of record in euros. Its other Chinese subsidiaries maintain their books of record in Chinese yuan. Its U.K. subsidiary IMS UK, maintains its book of record in British pounds. These local currencies have been determined to be the subsidiaries’ respective functional currencies. These books of record are translated into USD using average exchange rates during the period.  Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transactions. Translation adjustments are reflected in stockholders’ equity and are included as a component of other accumulated comprehensive income (loss). The unrealized gains or losses of intercompany foreign currency transactions that are of a long-term investment nature are reported in other accumulated comprehensive income (loss). The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature for the three months ended March 31, 2019 and 2018 were $0.7 million gain, and a $0.9 million loss, respectively.

The Company does not undertake hedging transactions to cover its foreign currency exposure.

Comprehensive Income (Loss)

For the three months ended March 31, 2019 and 2018, the Company included its foreign currency translation gain or loss as part of its comprehensive income (loss). There was no material income tax expense (benefit) allocated to other comprehensive income (loss) for the three months ended March 31, 2019. Income tax expense of $0.3 million was allocated to other comprehensive income (loss) for the three months ended March 31, 2018.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Cash and Short-Term Investments

Restricted cash and short-term investments are collateral required for the Company to effect a standby letter of credit and to qualify for workers’ compensation self-insurance and are available to meet the Company’s workers’ compensation obligations on a current basis, as needed. As of March 31, 2019 and December 31, 2018, restricted cash and short-term investments include $1.9 million in cash and $2.3 million in certificates of deposit, respectively. The certificates of deposit have original maturities greater than three months and are classified as short-term investments.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-02 Leases, which is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheets as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU and the related clarifications subsequently issued by the FASB became effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. In July 2018, the FASB further amended the standard to allow for a new transition method that offers the option of using the effective date as the date of initial application. The Company elected the alternative transition method and therefore has not adjusted comparative-period financial information. The Company has finalized its assessment related to policies, processes and internal controls to comply with the guidance. On January 1, 2019, the Company adopted ASC 842, which resulted in the recognition of right-of-use assets of approximately $13.9 million and lease liabilities of approximately $14.1 million related to its operating lease commitments. The Company elected the available practical expedients at transition including the package of expedients pursuant to which (i) the Company has not reassessed its prior conclusion related to whether a contract contains a lease, the underlying lease classification or accounting for initial direct cost in a lease, and (ii) the Company has elected the hindsight practical expedient of determining the lease term and the short-term lease exception such that it did not recognize a right-of-use asset or lease liability for leases with a term of 12 months or less. The new standard also provided practical expedients for the Company’s ongoing accounting and the Company has elected the practical expedient of not separating lease and non-lease components for its asset classes. Footnote 16 provides details on the Company’s current operating lease arrangements. The adoption of ASC 842 did not have a material impact on the Company’s results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses, which is aimed at providing

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In August 2017, the FASB issued ASU No. 2017-12 Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model in ASC 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The amendments also simplify the application of hedge accounting in certain situations. The new guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019. Early adoption is permitted. The adoption of this accounting guidance did not have a material impact on its consolidated financial statements and related disclosures.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provision for chargebacks and rebates is reflected in net revenues. The following table is an analysis of the chargeback and rebate provision:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Beginning balance	$22,423	$18,470
Provision for chargebacks and rebates	26,982	25,334
Credits and payments issued to third parties	(28,861)	(28,774)
Ending balance	$20,544	$15,030

Changes in the chargeback provision from period to period are primarily dependent on the Company’s sales to its wholesalers, the level of inventory held by wholesalers, and the wholesalers’ customer mix. Changes in the rebate provision from period to period are primarily dependent on retailer’s and other indirect customers’ purchases. The approach that the Company uses to estimate chargebacks has been consistently applied for all periods presented. Variations in estimates have been historically small. The Company continually monitors the provision for chargebacks and rebates and makes adjustments when it believes that the actual chargebacks and rebates may differ from the estimates. The settlement of chargebacks and rebates generally occurs within 30 days to 60 days after the sale to wholesalers. Accounts receivable and/or accounts payable and accrued liabilities are reduced and/or increased by the chargebacks and rebate amounts depending on whether the Company has the right to offset with the customer. Of the provision for chargebacks and rebates as of March 31, 2019 and December 31, 2018,  $11.3 million and $12.0 million were included in accounts receivable, net, on the condensed consolidated balance sheets, respectively. The remaining provision of $9.2 million and $10.4 million were included in accounts payable and accrued liabilities, respectively.

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

The provision for product returns is reflected in net revenues.  The following table is an analysis of product return liability:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Beginning balance	$8,030	$6,522
Provision for product returns	1,968	747
Credits issued to third parties	(1,275)	(498)
Ending balance	$8,723	$6,771

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Of the provision of product returns as of March 31, 2019 and December 31, 2018, $6.0 million and $5.3 million were included in accounts payable and accrued liabilities on the condensed consolidated balance sheets, respectively. The remaining provision of $2.7 million and $2.7 million were included in other long-term liabilities, respectively. For the three months ended March 31, 2019 and 2018,  the Company’s aggregate product return rate was 1.4% and 1.3% of qualified sales, respectively.

Note 4.  Income (Loss) per Share Attributable to Amphastar Pharmaceuticals, Inc. Shareholders

Basic income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders is calculated based upon the weighted-average number of shares outstanding during the period. Diluted net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders gives effect to all potential dilutive shares outstanding during the period, such as stock options, non-vested restricted stock units and shares issuable under the Company’s Employee Stock Purchase Plan, or ESPP.

As the Company reported a net loss for the three months ended March 31, 2018, the diluted net loss per share attributable to Amphastar Pharmaceuticals, Inc. shareholders, as reported, equals the basic net loss per share attributable to Amphastar Pharmaceuticals, Inc. shareholders since the effect of the assumed exercise of stock options, vesting of non-vested RSUs, and issuance of common shares under the Company’s ESPP are anti-dilutive. Total stock options, non-vested RSUs, and shares issuable under the Company’s ESPP excluded from the three months ended March 31, 2018 net loss per share were 11,610,229 stock options; 1,259,273 non-vested RSUs, and 56,128 shares issuable under the ESPP.

The following table provides the calculation of basic and diluted net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders for each of the periods presented:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands, except per share data)
Basic and dilutive numerator:
Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$868	$(7,141)
Denominator:
Weighted-average shares outstanding — basic	46,744	46,514

Net effect of dilutive securities:
Incremental shares from equity awards	3,672	—
Weighted-average shares outstanding — diluted	50,416	46,514
Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders — basic	$0.02	$(0.15)
Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders — diluted	$0.02	$(0.15)

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The finished pharmaceutical products segment manufactures, markets and distributes enoxaparin, naloxone, phytonadione, lidocaine, medroxyprogesterone acetate, Primatene® Mist, as well as various other critical and non-critical care drugs.  The API segment manufactures and distributes recombinant human insulin API and porcine insulin API for external customers and internal product development.

Selected financial information by reporting segment is presented below:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net revenues:
Finished pharmaceutical products	$74,539	$53,117
API	5,251	5,276
Total net revenues	79,790	58,393

Gross profit:
Finished pharmaceutical products	32,312	19,636
API	(1,409)	(2,664)
Total gross profit	30,903	16,972

Operating expenses	34,075	26,749

Loss from operations	(3,172)	(9,777)
Non-operating income	(461)	888

Loss before income taxes	$(3,633)	$(8,889)

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Finished pharmaceutical products net revenues:
Enoxaparin	$14,484	$7,007
Lidocaine	11,979	9,782
Phytonadione	10,120	9,181
Naloxone	7,364	8,927
Medroxyprogesterone	7,213	2,706
Primatene® Mist	2,897	—
Epinephrine	2,679	3,223
Other finished pharmaceutical products	17,803	12,291
Total finished pharmaceutical products net revenues	$74,539	$53,117

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net revenues and carrying values of long-lived assets of enterprises by geographic regions are as follows:

	Net Revenue		Long-Lived Assets
	Three Months Ended
	March 31,		March 31,	December 31,
	2019	2018	2019	2018
	(in thousands)
United States	$76,457	$53,104	$107,286	$109,331
China	—	—	64,281	58,059
France	3,333	5,289	43,269	43,028
United Kingdom	—	—	—	—
Total	$79,790	$58,393	$214,836	$210,418

Note 6.  Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. The Company considers these three customers to be its major customers, as each individually, and these customers collectively, represented a significant percentage of the Company’s net revenue for the three months ended March 31, 2019 and 2018 and accounts receivable as of March 31, 2019 and December 31, 2018. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
			Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2019	2018
McKesson	29%	28%	29%	28%
Cardinal Health	24%	21%	25%	23%
AmerisourceBergen	12%	19%	20%	26%

Supplier Concentrations

The Company depends on suppliers for raw materials, APIs, and other components that are subject to stringent FDA, requirements. Some of these materials may only be available from one or a limited number of sources. Establishing additional or replacement suppliers for these materials may take a substantial period of time, as suppliers must be approved by the FDA. Furthermore, a significant portion of raw materials may only be available from foreign sources. If the Company is unable to secure, on a timely basis, sufficient quantities of the materials it depends on to manufacture and market its products, it could have a materially adverse effect on the Company’s business, financial condition, and results of operations.

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

As of March 31, 2019, cash equivalents include money market accounts. Short-term investments consist of certificates of deposit with original expiration dates within 12 months. These certificates of deposit are carried at amortized cost in the Company’s consolidated balance sheet, which approximates their fair value determined based on Level 2 inputs. The restrictions on restricted cash and short-term investments have a negligible effect on the fair value of these financial assets.

The Company does not hold any Level 2 or Level 3 instruments that are measured for fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include long-lived assets, goodwill, and intangible assets for which the fair value of assets is determined as part of the related impairment test. As of March 31, 2019 and December 31, 2018, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.  Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights	10	9,113	2,430	6,683
Patents	12	638	225	413
Land-use rights	39	2,540	502	2,038
Other intangible assets	4	69	68	1
Subtotal	14	12,360	3,225	9,135
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,895	—	3,895
Subtotal	*	33,120	—	33,120
As of March 31, 2019	*	$45,480	$3,225	$42,255

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
Cortrosyn® product rights	12	$27,134	$27,134	$—
IMS (UK) international product rights	10	8,911	2,153	6,758
Patents	12	486	213	273
Land-use rights	39	2,540	486	2,054
Other intangible assets	4	69	63	6
Subtotal	12	39,140	30,049	9,091
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,951	—	3,951
Subtotal	*	33,176	—	33,176
As of December 31, 2018	*	$72,316	$30,049	$42,267

*Intangible assets with indefinite lives have an indeterminable average life.

Sale of Fourteen Injectable ANDAs

In February 2017, the Company sold the 14 ANDAs it acquired in March 2016 from Hikma Pharmaceuticals, Inc. to an unrelated party. The consideration included a purchase price of $6.4 million of which $1.0 million was received upon closing, $1.0 million was received in the second quarter of 2017 and the remaining $4.4 million was received in January 2018. In addition to the purchase price, the purchaser agreed to pay the Company a royalty fee equal to 2% of net sales derived from purchaser’s sales of the products for the period from February 2017 through February 2027. The Company has not recognized any royalty fee revenue. In 2017, the Company recognized a gain of $2.6 million within operating (income) expenses on its consolidated statement of operations.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill

The changes in the carrying amounts of goodwill were as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)
Beginning balance	$3,951	$4,461
Currency translation	(56)	(510)
Ending balance	$3,895	$3,951

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene® Mist, an over-the-counter bronchodilator product, recorded at the allocated fair value of $29.2 million, which is its carrying value as of March 31, 2019.

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

In 2013, the Company filed a new drug application, or NDA, for Primatene® Mist, which utilizes a non-CFC propellant. In November 2018, the FDA granted over-the-counter approval of the NDA for Primatene® Mist, and the Company re-launched this product in December 2018.

Note  9.  Inventories

Inventories consist of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Raw materials and supplies	$32,653	$30,153
Work in process	31,175	30,272
Finished goods	14,752	8,897
Total inventories	$78,580	$69,322

Charges of $3.2 million and $1.9 million were included in the cost of revenues in the Company’s consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively, to adjust the Company’s inventory and related firm inventory purchase commitments to their net realizable value.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.  Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Buildings	$96,340	$96,287
Leasehold improvements	29,276	26,755
Land	7,603	7,628
Machinery and equipment	145,581	143,299
Furniture, fixtures, and automobiles	19,507	19,151
Construction in progress	68,773	66,390
Total property, plant, and equipment	367,080	359,510
Less accumulated depreciation	(152,244)	(149,092)
Total property, plant, and equipment, net	$214,836	$210,418

Note 11.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Accrued customer fees and rebates	$13,932	$15,215
Accrued payroll and related benefits	20,876	19,430
Accrued product returns, current portion	6,027	5,349
Reserve for net loss on firm purchase commitments	4,946	5,355
Other accrued liabilities	10,741	10,746
Total accrued liabilities	56,522	56,095
Accounts payable	34,273	31,323
Total accounts payable and accrued liabilities	$90,795	$87,418

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note  12.  Debt

Debt consists of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Loans with East West Bank

Equipment loan paid off January 2019	$—	$128
Line of credit facility due December 2020	—	—
Mortgage payable due February 2021	3,469	3,491
Equipment loan due June 2021	2,755	3,061
Equipment loan due December 2022	7,500	8,000
Line of credit facility due February 2024	—	—
Mortgage payable due October 2026	3,448	3,463
Mortgage payable due June 2027	8,767	8,801

Loans with Cathay Bank

Acquisition loan due June 2019	12,504	13,025
Line of credit facility due May 2020	—	—
Mortgage payable due August 2027	7,583	7,627

Loans with Bank of Nanjing
Working capital loan due June 2019	356	347

Loans with Seine-Normandie Water Agency

French government loan due June 2020	54	55
French government loan due July 2021	171	172
French government loans due December 2026	430	436

Payment Obligation to Merck	546	552

Equipment under Finance Leases	977	—
Equipment under Capital Leases	—	1,055
Total debt	48,560	50,213
Less current portion of long-term debt	17,587	18,229
Long-term debt, net of current portion	$30,973	$31,984

As of March 31, 2019, the fair value of the loans listed above approximated their carrying amount. The interest rate used in the fair value estimation was determined to be a Level 2 input. For certain loans with East West Bank, the Company has entered into fixed interest rate swap contracts to exchange the variable interest rates for fixed interest rates over the life of certain debt instruments without the exchange of the underlying notional debt amount. The interest rate swap contracts do not qualify for hedge accounting and are recorded at fair value based on Level 2 inputs. As of March 31, 2019, these swap contracts are recorded at fair value for an immaterial amount. As of December 31, 2018, these swap contacts had an aggregate fair value of $0.2 million.  The change in fair value is recorded in other income (expense) in the Company’s condensed consolidated statement of operations.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Equipment credit line—Due February 2024

In January 2019, the Company entered into a $10.0 million equipment credit line with East West Bank which has a 12-month draw down period. Interest payments are due monthly through February 2020 at the prime rate as published by The Wall Street Journal minus 1%. After the draw down period, the outstanding principal balance converts into a 48-month term loan which bears a variable interest rate at the prime rate as published by The Wall Street Journal minus 1%. The loan matures in February 2024, and the principal and interest payments are due monthly. Borrowings under the facility are secured by equipment. As of March 31, 2019, the Company did not have any amounts outstanding under this facility.

Acquisition loan—Due June 2019

In April 2019, the Company entered into an agreement with Cathay Bank to extend the term of the loan related to the AFP acquisition from April 2019 to June 2019.

Covenants

At March 31, 2019 and December 31, 2018, the Company was in compliance with its debt covenants, which include a minimum current ratio, minimum debt service coverage, minimum tangible net worth, maximum debt-to-effective-tangible-net-worth ratio, and minimum deposit requirement computed on a consolidated basis. The profitability-related covenants for loans with Cathay Bank were not effective as of March 31, 2019 or December 31, 2018. Such covenants will become effective as of December 31, 2019.

Note  13.  Income Taxes

The following table sets forth the Company’s income tax benefit for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Loss before taxes	$(3,633)	$(8,889)
Income tax benefit	(1,479)	(1,748)
Net loss	$(2,154)	$(7,141)
Income tax benefit as a percentage of loss before income taxes	40.7%	19.7%

The increase in the Company’s effective tax rate for the three months ended March 31, 2019, was primarily due to differences in pre-tax loss positions and timing of discrete tax items.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In 2019, for purposes of computing its annual effective tax rate, the Company did not benefit from its losses in the states where it files separately. This decreased the Company’s income tax benefit by $0.1 million during the three months ended March 31, 2019.

Note  14. Stockholders' Equity

The changes in stockholders’ equity for the three months ended March 31, 2019 and 2018 consisted of the following:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Stockholders’ equity beginning balance	$364,359	$333,736
Beginning balance adjustment as a result of the adoption of new accounting standards	(54)	582
Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	868	(7,141)
Other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	(113)	1,190
Net proceeds from the private placement of ANP	18,966	—
Net loss attributable to non-controlling interests	(3,022)	—
Net proceeds from equity plans, net of withholding tax payments	(2,397)	(1,793)
Share-based compensation expense	4,674	4,666
Purchase of treasury stock	(3,015)	(7,624)
Stockholders’ equity ending balance	$380,266	$323,616

Share Buyback Program

Pursuant to the Company’s existing share buyback program, the Company purchased 145,479 and 407,604 shares of its common stock during the three months ended March 31, 2019 and 2018, totaling $3.0 million and $7.6 million, respectively.

In May 2019, the Company’s Board of Directors authorized an increase of $20.0 million to the Company’s share buyback program, which is expected to continue for an indefinite period of time. The primary goal of the program is to offset dilution created by the Company’s equity compensation programs.

Purchases are made through open market and private block transactions pursuant to Rule 10b5-1 plans, privately negotiated transactions or other means as determined by the Company’s management and in accordance with the requirements of the SEC and applicable laws. The timing and actual number of treasury share purchases will depend on a variety of factors including price, corporate and regulatory requirements, and other conditions. These treasury share purchases are accounted for under the cost method and are included as a component of treasury stock in the Company’s consolidated balance sheets.

The 2015 Equity Incentive Plan

As of March 31, 2019, the Company reserved an aggregate of 6,279,610 shares of common stock for future issuance under the 2015 Equity Incentive Plan, or the 2015 Plan, including 1,165,778 shares which were reserved in January 2019 pursuant to the evergreen provision in the 2015 Plan.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Share-Based Award Activity and Balances

The Company accounts for share‑based compensation payments in accordance with ASC 718, which requires measurement and recognition of compensation expense at fair value for all share‑based payment awards made to employees and directors. Under these standards, the fair value of option awards and the option components of the Employee Stock Purchase Plan awards are estimated at the grant date using the Black-Scholes option-pricing model. The fair value of RSUs is estimated at the grant date using the Company’s common share price. Prior to the adoption of ASU No. 2018-07, Improvements to Non-employees Share-Based Payment Accounting, non‑vested stock options held by non-employees were revalued at each balance sheet date. As a result of the Company’s early adoption of the guidance in July 2018, stock options held by non-employees are no longer revalued after grant. The portion that is ultimately expected to vest is amortized and recognized in compensation expense on a straight-line basis over the requisite service period, generally from the grant date to the vesting date.

The weighted-averages for key assumptions used in determining the fair value of options granted during the three months ended March 31, 2019 and 2018, are as follows:

	Three Months Ended
	March 31,
	2019	2018
Average volatility	42.4%	39.6%
Risk-free interest rate	2.5%	2.7%
Weighted-average expected life in years	5.8	5.8
Dividend yield rate	—%	—%

A summary of option activity under all plans for the three months ended March 31, 2019, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2018	10,105,565	$14.69
Options granted	926,083	21.04
Options exercised	(1,003,377)	15.60
Options cancelled	(3,832)	18.45
Options expired	(500)	14.66
Outstanding as of March 31, 2019	10,023,939	$15.18	5.44	$53,803
Exercisable as of March 31, 2019	7,324,996	$14.17	4.34	$46,006

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock for those awards that have an exercise price below the estimated fair value at March 31, 2019.

For the three months ended March 31, 2019 and 2018,  the Company recorded an expense of $2.4 million and $2.6 million, respectively, related to stock options granted under all plans.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to option grants and exercises is as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands, except per share data)
Weighted-average grant date fair value per option share	$8.49	$7.94
Intrinsic value of options exercised	5,370	1,061
Cash received from options exercised	3,939	1,861
Total fair value of the options vested during the year	7,115	6,407

A summary of the status of the Company’s non-vested options as of March 31, 2019, and changes during the three months ended March 31, 2019, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2018	3,279,026	$5.47
Options granted	926,083	8.49
Options vested	(1,502,334)	4.74
Options forfeited	(3,832)	7.81
Non-vested as of March 31, 2019	2,698,943	6.91

As of March 31, 2019, there was $15.9 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.7 years and will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period using the straight-line method. During the three months ended March 31, 2019 and 2018, the Company recorded a total expense of $2.1 million and $1.9 million, respectively, related to RSU awards granted under all plans.

As of March 31, 2019, there was $17.5 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.7 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
		Value of RSUs
		Issued
	Total RSUs	as
	Issued	Compensation(1)
		(in thousands)
RSUs outstanding at December 31, 2018	1,206,661
RSUs granted	388,463	$7,859
RSUs forfeited	(2,098)
RSUs vested(2)	(501,490)
RSUs outstanding at March 31, 2019	1,091,536

(1)	The total fair market value is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 229,932 shares of common stock were surrendered to fulfil tax withholding obligations.

The Company recorded share-based compensation expense under all plans and is included in the Company’s consolidated statement of operations as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Cost of revenues	$1,279	$1,160
Operating expenses:
Selling, distribution, and marketing	94	107
General and administrative	2,791	2,893
Research and development	510	506
Total share-based compensation	$4,674	$4,666

Note 15.  Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the three months ended March 31, 2019 and 2018, were approximately $0.4 million and $0.3 million, respectively.

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

The liability under the plan is based on a discount rate of 1.70% as of each of March 31, 2019 and December 31, 2018.  The liability is included in accrued liabilities in the accompanying consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.2 million and $2.2 million at March 31, 2019 and December 31, 2018, respectively. The Company recorded an immaterial amount of expense under the plan for the three months ended March 31, 2019 and 2018.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note  16.  Commitments and Contingencies

Collaboration Agreements with Medical Device Manufacturers

In August 2014, the Company entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by the Company for one of its pipeline products. As of March 31, 2019, the Company has paid an upfront payment of $0.5 million and $1.8 million in milestone payments under this agreement, which were classified as research and development expense as the milestones were met. The Company is obligated to pay up to an additional $0.3 million if certain research and development milestones are met. As of March 31, 2019, no such obligation existed. Pursuant to the collaboration agreement, if the medical device manufacturer is successful in the development of this drug delivery system and the Company’s pipeline products receive appropriate regulatory approval, the Company intends to enter into a commercial supply agreement with such medical device manufacturer for a minimum purchase of 1.0 million units during the first 12 months.

In October 2017, the Company entered into a collaboration agreement with a medical device manufacturer to develop a drug delivery system to be used by the Company for one of its pipeline products for a total of $1.6 million. As of March 31, 2019, the Company has paid and expensed an upfront payment of $0.4 million and $0.2 million in milestone payments under this agreement, which were classified as research and development expenses as the milestones were met. The Company is obligated to pay up to an additional $1.0 million, if certain research and development milestones are met. As of March 31, 2019, no such obligation existed for the milestones. In addition, pursuant to the collaboration agreement, if the medical device manufacturer is successful in the development of this drug delivery system and the Company’s pipeline products receive appropriate regulatory approval, the Company intends to enter into a commercial supply agreement with such medical device manufacturer under which the Company is obligated to pay an additional $1.0 million, if certain commercial development milestones are met and to purchase a minimum of 100,000 units per year for three years.

Lease Liabilities

On January 1, 2019, the Company adopted ASC 842, which resulted in the recognition of right-of-use, or ROU, assets of approximately $13.9 million and related lease liabilities in the consolidated balance sheets of approximately $14.1 million related to its operating lease commitments. ROU assets represent the Company’s right to control an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of its leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the commencement date in determining the discount rate used to present value the lease payments. The Company leases real and personal property, in the normal course of business, under various non-cancelable operating leases. The Company, at its option, can renew a substantial portion of its leases, at the market rate, for various renewal periods ranging from one to six years.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of lease costs for the three months ended March 31, 2019 were as follows:

Three Months Ended
March 31,
2019
(in thousands)
Operating lease costs	$888

Short-term lease costs	130

Finance lease costs
Amortization of right-of-use assets	83
Interest on lease liabilities	12
Total finance lease costs	$95

Total lease costs	$1,113

Other information to leases are as follows:

Three Months Ended
March 31,
2019
Supplemental cash flow information	(in thousands, except lease term and discount rate)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$908
Operating cash flows from finance leases	12
Financing cash flows from finance leases	84

Right-of use assets obtained in exchange for lease liabilities	265

Weighted-average remaining lease term (years)
Operating leases	4.8
Finance leases	3.0

Weighted-average discount rate
Operating leases	5.9%
Finance leases	4.5%

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future minimum rental payments under operating leases that have initial or remaining non-cancelable lease terms in excess of 12 months as of March 31, 2019, are as follows:

		Operating	Finance
		Leases	Leases	Total
		(in thousands)
2019	(excluding the three months ended March 31, 2019)	$3,212	$331	$3,543
2020		3,760	346	4,106
2021		3,523	282	3,805
2022		2,601	94	2,695
2023		1,381	—	1,381
Thereafter		1,396	—	1,396
Total lease payments		$15,873	$1,053	$16,926
Less: interest		2,139	76	2,215
Total		$13,734	$977	$14,711

Purchase Commitments

As of March 31, 2019, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $67.8 million. The Company anticipates that most of these commitments with remaining terms in excess of one year will be fulfilled by 2020.

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

In accordance with certain agreements between ANP and the Chinese government in January 2010 and November 2012, the Company acquired certain land-use rights for $1.2 million and $1.3 million, respectively. As required by these agreements, the Company committed to spend approximately $15.0 million in the related land development, which primarily includes the construction of fixed assets according to a specific timetable. As of March 31, 2019, the Company has spent $6.3 million on such construction. The Company anticipates that this spending commitment will be met by the end of 2019.

Note 17.   Related-Party Transactions

ANP Private Placement

As discussed in footnote 2, in July 2018 ANP completed a private placement of its common equity interest and received approximately $56.3 million of cash proceeds. In connection with the private placement, all of the executive officers of the Company, Stephen Shohet, Howard Lee, and Richard Koo, directors of the Company, and certain employees of ANP entered into subscription agreements (each, a “Subscription Agreement”) for the indirect investment in ANP. These Subscription Agreements were transacted either through an investment in Amphastar Cayman, a Cayman Islands limited liability company, or Qianqia or Zhongpan, Chinese partnerships. The aggregate gross proceeds received from management and directors were approximately $29.7 million.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Plaintiffs filed a motion for sanctions on January 14, 2019. The Company filed its opposition brief to the motion for sanctions on February 4, 2019. Plaintiffs filed a reply on February 14, 2019 and the Company filed a sur-reply on February 22, 2019. The Magistrate Judge set a hearing on the motion for sanctions for May 7, 2019, which has been rescheduled to May 21, 2019 at the request of the parties’ counsel.  The Company filed its opposition to the motion for relief from the final judgment on March 20, 2019, along with a motion to strike the Plaintiffs’ improper use of privileged material. The Company intends to continue to vigorously defend against Plaintiffs’ motion for sanctions.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 23, 2018, the Company filed a motion to enforce liability on the bonds related to the preliminary injunction issued in October 2011, stayed in January 2012, and reversed by the Federal Circuit in August 2012. On March 27, 2018, Plaintiffs filed a notice of appeal with the Federal Circuit. On April 3, 2018, Plaintiffs filed a motion with the District Court to defer decision on the Company’s motion to enforce liability on the bonds pending their appeal. On July 13, 2018, the District Court allowed Plaintiffs motion to defer consideration of the Company’s motion to enforce liability on the bonds until the appeal is resolved. The Plaintiffs filed their Opening Brief on July 30, 2018, the Company filed its Response Brief on September 21, 2018, and Plaintiffs filed their Reply Brief on November 19, 2018. The briefing in the appeal has concluded and the parties are waiting for the Federal Circuit to set a date for oral arguments. On February 28, 2019, the Plaintiffs filed a motion to stay the appeal, and the Company’s opposition to their motion to stay is due May  28, 2019.

The Company intends to continue to vigorously defend the jury’s verdict and the District Court’s Final Judgment, including against any appeal by the Plaintiffs. The Company intends to continue to pursue its attempt to collect the $100.1 million bond posted by Momenta and Sandoz.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On March 28, 2016, the Company filed its opening brief with the Ninth Circuit Court of Appeals setting forth detailed arguments as to why the False Claims Act litigation should not have been dismissed by the California District Court. On June 20, 2016, Aventis filed its principal brief in the appeal, responding to the Company’s arguments regarding dismissal of the False Claims Act litigation, and setting forth Aventis’ argument that it should be awarded attorneys’ fees and expenses. On September 19, 2016, the Company filed its reply brief to Aventis’ principal brief. On October 3, 2016, Aventis filed its reply brief in support of its cross-appeal of the District Court’s denial of attorneys’ fees. On November 10, 2016, the Ninth Circuit heard oral argument on the appeals.

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

On August 7, 2018, Aventis filed its Application for Fees and Expenses. On November 26, 2018, the Company filed its Opposition to Aventis’ Application for Fees and Expenses. On February 12, 2019, following further briefing on the attorneys’ fee issue, the District Court approved of the parties’ consent for the Magistrate Judge to conduct all further proceedings in this matter at the district court level, including determining the amount of attorneys’ fees to be awarded and entering a final judgment. The Magistrate Judge set a hearing on the application for May 8, 2019. The Company intends to continue to vigorously defend against any imposition of attorneys’ fees and expenses in this case.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Defendants filed motions for sanctions on January 14, 2019 and January 22, 2019, respectively. The Company filed its opposition briefs to both motions on February 4, 2019 and February 5, 2019, respectively. Momenta and Sandoz filed replies to both motions on February 14, 2019. The Company filed sur-replies to both motions on February 22, 2019. The Magistrate Judge set a hearing on the motions for sanctions for May 7, 2019, which has been rescheduled to May 21, 2019 at the request of the parties’ counsel.  The Company intends to vigorously defend against these sanctions motions.

On August 23, 2018, the Massachusetts District Court granted the parties’ joint motion to extend the schedule as to the fact and expert discovery and accepted their proposed dates. Fact discovery closed on November 30, 2018 and expert discovery closed on April 12, 2019. On February 19, 2019, the Company filed a Motion for Partial Summary Judgment on Issues Previously Litigated in the Patent Action (the “Company’s Summary Judgment Motion”). Sandoz filed its oppositions to the Company’s Summary Judgment Motion on April 9, 2019 and Momenta filed its oppositions to the Company’s Summary Judgment Motion on April 10, 2019. The Company filed its reply to those oppositions on May 3, 2019. On April 26, 2019, Momenta and Sandoz each separately filed Motions for Summary Judgment on the Company’s antitrust claims. The Company’s Opposition is due June 14, 2019 and Defendants’ replies are due July 10, 2019.

Epinephrine Injection, 0.1 mg/mL Litigation

On June 28, 2018, Belcher Pharmaceuticals, LLC, or Belcher initiated a lawsuit by filing a complaint against IMS for infringement of U.S. Patent No. 9,283,197 (“the ‘197 Patent”), with regard to IMS’s New Drug Application No. 211363, filed under 21 U.S.C. § 355(b)(2) of the Hatch-Waxman Act, for FDA approval to manufacture and sell 0.1 mg/mL epinephrine injections. On July 20, 2018, the Company filed a motion to dismiss Belcher’s complaint for patent infringement under Federal Rule of Civil Procedure 12(b)(6). On March 31, 2019, the Court denied the Company’s motion to dismiss. On April 15, 2019, the Company filed its Answer and Counterclaims. On April 24, 2019, the Court entered the Parties’ Joint Stipulation to stay the litigation until after Belcher’s June 2019 trial with Hospira, Inc. regarding the ‘197 patent. The Company intends to vigorously defend this patent lawsuit.

Vasopressin (20 units/mL) Patent Litigation

On December 20, 2018, Par Pharmaceutical, Inc., Par Sterile Products, LLC and Endo Par Innovation Company (collectively, “Par”) initiated a patent lawsuit by filing a Complaint against the Company for infringement of U.S. Patent Nos. 9,375,478 (“the ‘478 Patent”), 9,687,526 (“the ‘526 Patent”), 9,744,209 (“the ‘209 Patent”), 9,744,239 (“the ‘239 Patent”), 9,750,785 (“the ‘785 Patent”) and 9,937,223 (“the ‘223 Patent”) (collectively, “Par Patents”) with regard to the Company’s Abbreviated New Drug Application No. 211,857 for FDA approval to manufacture and sell Vasopressin (20 units/ mL). The Company filed its Answer to this Complaint on February 19, 2019. On April 18, 2019, the Court held a scheduling conference and entered a Scheduling Order. Trial is scheduled for January 2021. The Company intends to vigorously defend this patent lawsuit.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Condensed Consolidated Financial Statements” and the related notes thereto included in this Quarterly Report on Form 10-Q, or Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by  forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under the “Special Note About Forward-Looking Statements,” above and described in greater detail elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2018, particularly in Item 1A. “Risk Factors”.

Overview

We are a specialty pharmaceutical company that focuses primarily on developing, manufacturing, marketing and selling technically challenging generic and proprietary injectable, inhalation and intranasal products as well as insulin API products. We currently manufacture and sell over 20 products. In November 2018, the FDA granted over-the-counter approval for our NDA for Primatene® Mist in a new CFC-free formulation.

We are currently developing a portfolio of 15 generic abbreviated new drug applications, or ANDAs, three biosimilar product candidates and five proprietary product candidates, which are in various stages of development and target a variety of indications. Four ANDAs and one NDA are currently on file with the FDA.

Our largest products by net revenues currently include enoxaparin sodium injection, naloxone hydrochloride injection, lidocaine jelly and sterile solution, phytonadione, medroxyprogesterone, and Primatene® Mist. We launched Primatene® Mist in the fourth quarter of 2018.

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

In July 2018 ANP completed a private placement of its common equity interest and received approximately $56.3 million of cash proceeds. In connection with the private placement, all of our executive officers, Stephen Shohet, Howard Lee, and Richard Koo, our directors, and certain employees of ANP entered into subscription agreements for the indirect investment in ANP. The aggregate gross proceeds received from management and directors was approximately $29.7 million. We have retained approximately 58% of the equity interest in ANP following the private placement. ANP intends to use the net proceeds from the private placement for its business expansion plans. ANP’s net income or loss after July 2, 2018, is attributed to us in accordance with our equity interest of approximately 58% in ANP.

Business Segments

As of March 31, 2019, our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) API products. The finished pharmaceutical products segment manufactures, markets and distributes enoxaparin, naloxone, phytonadione, lidocaine, medroxyprogesterone acetate, Primatene® Mist, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes RHI API and porcine insulin API for external customers and internal product development. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Segment Reporting.”

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net revenues

	Three Months Ended
	March 31,		Change
	2019	2018	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products	$74,539	$53,117	$21,422	40%
API	5,251	5,276	(25)	(0)%
Total net revenues	$79,790	$58,393	$21,397	37%
Cost of revenues
Finished pharmaceutical products	$42,227	$33,481	$8,746	26%
API	6,660	7,940	(1,280)	(16)%
Total cost of revenues	$48,887	$41,421	$7,466	18%
Gross profit	$30,903	$16,972	$13,931	82%
as % of net revenues	39%	29%

The increase in net revenues of the finished pharmaceutical products for the three months ended March 31, 2019, was primarily due to the following changes:

	Three Months Ended
	March 31,		Change
	2019	2018	Dollars	%
	(in thousands)
Finished pharmaceutical products net revenues
Enoxaparin	$14,484	$7,007	$7,477	107%
Lidocaine	11,979	9,782	2,197	22%
Phytonadione	10,120	9,181	939	10%
Naloxone	7,364	8,927	(1,563)	(18)%
Medroxyprogesterone	7,213	2,706	4,507	167%
Primatene® Mist	2,897	—	2,897	N/A
Epinephrine	2,679	3,223	(544)	(17)%
Other finished pharmaceutical products	17,803	12,291	5,512	45%
Total finished pharmaceutical products net revenues	$74,539	$53,117	$21,422	40%

The increase in sales of enoxaparin during the first quarter of 2019 was primarily driven by higher average selling price due to a price increase and a change in customer mix, which resulted in an increase of $4.6 million. Increased unit volumes to return inventory at wholesaler levels to normal levels due to enoxaparin market shortages in the prior year also contributed to the sales increase during the first quarter of 2019. The $1.6 million of increase in sales of lidocaine was due to higher unit volumes, while the remainder was due to higher average selling price. The increase in sales of phytonadione was primarily driven by a higher average selling price. The decrease in sales of naloxone was primarily driven by lower unit volumes. The increase in sales of medroxyprogesterone was due to increased unit sales as it was launched in the first quarter of 2018, so the prior year did not include a full quarter of sales. Other finished pharmaceutical products sales increased primarily due to higher unit sales volumes of Cortrosyn®, atropine and dextrose which were in high demand due to market shortages.

We anticipate that the sales of naloxone, enoxaparin, and medroxyprogesterone will continue to fluctuate in the future as a result of competition.

Sales of API were relatively unchanged compared to the first quarter of 2018.

We anticipate that sales of API will continue to fluctuate and may decrease due to the inherent uncertainties related to sales to MannKind. In addition, most of our API sales are denominated in euros, and the fluctuation in the value of the euros versus the U.S. dollar has had, and will continue to have, an impact on API sales revenues in the near term.

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. However, at December 31, 2018, our backlog was approximately $5 million. By March 31, 2019, our backlog had dropped to approximately $3 million, and we anticipate further reductions to normal levels by June 30, 2019. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Cost of revenues

The launch of Primatene® Mist and an increase in sales of medroxyprogesterone and Cortrosyn®, which are higher margin products, as well as the higher average selling price of enoxaparin, helped increase our gross margins for the first quarter of 2019.  Gross margins for Primatene® Mist were magnified by the use of API and components which were expensed to pre-launch inventory in prior years. These effects were partially offset by an increase in expense at our ANP facility during the three months ended March 31, 2019, as we added headcount and brought more equipment online as part of an ongoing expansion of such facility.

In 2018, we received FDA approval of our ANDA supplement for the manufacture of semi-purified heparin at ANP, and the manufacture of heparin sodium at IMS. The cost of heparin, which is the starting material for enoxaparin, has increased and is expected to increase further, putting downward pressure on our gross margins. However, we believe that this trend will be offset by sales of our higher-margin products, such as medroxyprogesterone, isoproterenol, and Primatene® Mist, which were recently launched.

Selling, distribution and marketing, and general and administrative

	Three Months Ended
	March 31,		Change
	2019	2018	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$3,141	$1,721	$1,420	83%
General and administrative	$16,327	$10,998	$5,329	48%

The increase in selling, distribution, and marketing expenses was primarily due to marketing expenses related to Primatene® Mist and increased freight costs. The increase in general and administrative expense was primarily due to increased legal expenses (see Note 18 to the condensed consolidated financial statements for more information regarding litigation matters).

We expect that selling, distribution and marketing expenses will increase due to the increase in marketing expenditure for Primatene® Mist. We expect that general and administrative expenses will increase on an annual basis due to increased costs associated with ongoing compliance with public company reporting obligations and an increase in legal fees associated with patent challenges.

Research and development

	Three Months Ended
	March 31,		Change
	2019	2018	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$6,406	$4,765	$1,641	34%
Pre-launch inventory	15	738	(723)	(98)%
Clinical trials	1,702	808	894	111%
FDA fees	300	1,226	(926)	(76)%
Testing, operating and lab supplies	2,572	3,409	(837)	(25)%
Depreciation	2,128	1,532	596	39%
Other expenses	1,484	1,552	(68)	(4)%
Total research and development expenses	$14,607	$14,030	$577	4%

Research and development costs consist primarily of costs associated with the research and development of our product candidates. We expense research and development costs as incurred.

Salaries and personnel-related expenses increased during the first quarter of 2019 primarily due to the expansion of our ANP facility. Clinical trial expense increased due to external studies related to our generic product pipeline.

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

Provision for income tax benefit

	Three Months Ended
	March 31,		Change
	2019	2018	Dollars	%
	(in thousands)
Income tax benefit	$(1,479)	$(1,748)	$269	NM
Effective tax rate	41%	20%

The difference in income tax benefit was primarily due to differences in pre-tax loss positions and timing of discrete tax items.

Liquidity and Capital Resources

Cash Requirements and Sources

We need capital resources to maintain and expand our business. We expect our cash requirements to increase significantly in the foreseeable future as we sponsor clinical trials for, seek regulatory approvals of, and develop, manufacture and market our current development‑stage product candidates and pursue strategic acquisitions of businesses or assets. Our future capital expenditures include projects to upgrade, expand and improve our manufacturing facilities in the United States, China and France. Our cash obligations include the principal and interest payments due on our existing loans and lease payments, as described below and throughout this Quarterly Report on Form 10-Q. As of March 31, 2019, our foreign subsidiaries collectively held $37.4 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

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

Working capital increased $4.7 million to $118.2 million at March 31, 2019, compared to $113.5 million at December 31, 2018.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$(3,610)	$8,360
Investing activities	(14,884)	(8,738)
Financing activities	11,229	(10,828)
Effect of exchange rate changes on cash	24	159
Net decrease in cash, cash equivalents, and restricted cash	$(7,241)	$(11,047)

Sources and Use of Cash

Operating Activities

Net cash used in operating activities was $3.6 million for the three months ended March 31, 2019, which included net loss of $2.2 million. Non-cash items were primarily comprised of $4.5 million of depreciation and amortization, and $4.7 million of share-based compensation expense.

Additionally, there was a net cash outflow from changes in operating assets and liabilities of $11.5 million which resulted from the increase in accounts receivable and inventory offset by an increase in accounts payable and accrued liabilities. The increase in accounts receivable was due to the timing of sales in the quarter.  The increase in inventory was due to increased purchases of raw materials and production of finished goods for Primatene® Mist. Additionally, enoxaparin finished product increased from the unusually low levels at year-end, which had been caused by market shortages. These trends were partially offset by a decrease in API at AFP. Accounts payable and accrued liabilities increased primarily due to the timing of payments.

Net cash provided by operating activities was $8.4 million for the three months ended March 31, 2018, which included net loss of $7.1 million. Non-cash items were comprised of $3.8 million of depreciation and amortization, and $4.7 million of share-based compensation expense. Operating assets and liabilities changed primarily due to the timing of sales and purchases activities in the normal course of business and the timing of the related cash receipts and disbursements.

Investing Activities

Net cash used in investing activities was $14.9 million for the three months ended March 31, 2019, primarily as a result of $14.7 million in purchases of property, plant, and equipment, which included $4.0 million incurred in the United States, $3.3 million in France, and $7.4 million in China.

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

Financing Activities

Net cash provided by financing activities was $11.2 million for the three months ended March 31, 2019, primarily as a result of the receipt of $18.3 million for ANP private placement, which was partially offset by  $2.4 million of net proceeds used to settle share-based compensation awards under our equity plans, and  $3.0 million used to purchase treasury stock. Additionally, we made $1.7 million in principal payments on our long-term debt.

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

Contractual Obligations

There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except that our outstanding debt obligations have changed as follows:

	March 31,	December 31,
	2019	2018	Change
	(in thousands)
Short-term debt and current portion of long-term debt	$17,587	$18,229	$(642)
Long-term debt	30,973	31,984	(1,011)
Total debt	$48,560	$50,213	$(1,653)

As of March 31, 2019, we had $45.0 million in unused borrowing capacity under revolving lines of credit with Cathay Bank and East West Bank.

Critical Accounting Polices

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2018.

There were no material changes to our critical accounting policies during the three months ended March 31, 2019, other than the adoption of ASC 2016-02, Leases or ASC 2016-02, using the transition method. The adoption of ASC 2016-02 did not have a material impact on the Company’s condensed consolidated financial statements. The results for the reporting period beginning after January 1, 2018, are presented in accordance with the new standard, although comparative information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods.

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

From February 25 through March 1, 2019, our IMS facility in South El Monte, California was subject to a preapproval inspection by the FDA. The inspection included a review of our corrective actions taken from the 2017 inspection as well as review of data to support our pending applications. The inspection resulted in multiple observations on Form 483. We responded to those observations on March 22, 2019. We believe that our responses to the observations will satisfy the requirements of the FDA and that no significant further actions will be necessary.

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

Investment Risk

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary. As of March 31, 2019, we did not have any such investments. We do not enter into investments for trading or speculative purposes.

As of March 31, 2019, we had $34.1 million deposited in seven banks located in China, $2.3 million deposited in one bank located in France, and $1.0 million deposited in one bank located in the United Kingdom. We also maintained $34.3 million in cash equivalents that include money market accounts, as of March 31, 2019. The remaining amounts of our cash equivalent as of March 31, 2019, are in non-interest bearing accounts.

Interest Rate Risk

Our primary exposure to market risk is interest‑rate‑sensitive investments and credit facilities, which are affected by changes in the general level of U.S. interest rates. Due to the nature of our short-term investments, we believe that we are not subject to any material interest rate risk with respect to our short-term investments.

As of March 31, 2019,  we had $48.6 million in long-term debt and finance leases outstanding. Of this amount, $12.9 million had variable interest rates which were not locked-in through fixed interest rate swap contracts. The debt with variable interest rate exposure had a weighted-average interest rate of 5.5% at March 31, 2019. An increase in the index underlying these rates of 1% (100 basis points) would increase our annual interest expense on the debt with variable interest rate exposure by approximately $0.1 million per year.

Foreign Currency Exchange Risk

Our finished pharmaceutical products are primarily sold in the U.S. domestic market, and have little exposure to foreign currency price fluctuations. However, as a result of our acquisition of the API manufacturing business in Éragny-sur-Epte, France, we are exposed to market risk related to changes in foreign currency exchange rates. Specifically, our insulin sales contracts are frequently denominated in euros, which are subject to fluctuations relative to the USD.

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

We do not undertake hedging transactions to cover our foreign currency exposure. As of March 31, 2019, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would result in approximately $2.3 million reduction of foreign currency gains, and approximately $4.3 million reduction in other comprehensive income.

As of March 31, 2019, our foreign subsidiaries had cash balances denominated in foreign currencies in the amount of $13.0 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings,  see “Part I – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Litigation”.

ITEM 1A. RISK FACTORS

Except as noted below, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 15, 2019.

Some of our products are marketed without FDA approval and may be subject to enforcement actions by the FDA.

A number of our prescription products are marketed without FDA approval. These products, like many other prescription drugs on the market that the FDA has not formally evaluated as being effective, contain active ingredients that were first marketed prior to the enactment of the Federal Food, Drug and Cosmetic Act, or FFDCA. The FDA has assessed these products in a program known as the “Prescription Drug Wrap-Up” and has stated that these drugs cannot be lawfully marketed unless they comply with certain “grandfather” exceptions to the definition of “new drug” in the FFDCA. These exceptions have been strictly construed by FDA and by the courts, and the FDA has stated that it is unlikely that any of the unapproved prescription drugs on the market, including certain of our drugs, qualify for the exceptions. At any time, the FDA may require that some or all of our unapproved prescription drugs be submitted for approval and may direct us to recall these products and/or cease marketing the products until they are approved. The FDA may also take enforcement actions based on our marketing of these unapproved products, including but not limited to the issuance of an untitled letter or a warning letter, and a judicial action seeking an injunction, product seizure and/or civil or criminal penalties. The enforcement posture could change at any time and our ability to market such drugs could terminate with little or no notice. Moreover, if our competitors seek and obtain approval and market FDA-approved prescription products that compete against our unapproved prescription products, we would be subject to a higher likelihood that the FDA may seek to take action against our unapproved products. Such competitors have brought and may bring claims against us alleging unfair competition or related claims.

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

For the years ended December 31, 2018, 2017, 2016, and the three months ended March 31, 2019 and 2018, we recorded net revenues of $26.4 million, $22.0 million, $17.4 million, $9.8 million, and $7.6 million, respectively, from our unapproved products. Our unapproved products currently on the market include: atropine, morphine, dextrose and epinephrine prefilled syringes. We have filed three ANDAs and one NDA with respect to our remaining unapproved products in order to mitigate all risk associated with the marketing of unapproved drug products. Prior to the approval of our ANDA and NDA submissions, we continue to operate in compliance with the FDA Compliance Policy Guide, CPG Sec. 440.100 Marketed New Drugs Without Approved NDAs and ANDAs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock.

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
January 1 – January 31, 2019	72,738	$20.78	72,738	—
February 1 – February 28, 2019	—	—	—	—
March 1 – March 31, 2019	72,741	20.61	72,741	—

(1)

During the first quarter of 2019, we repurchased shares of our common stock as part of the share buyback program authorized by our Board of Directors on May 7, 2018.  As of March 31, 2019, $1.1 million remained available for repurchase under such program. In May 2019, the Company’s Board of Directors authorized an increase of $20.0 million to the Company’s share buyback program, which is expected to continue for an indefinite period of time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Equipment Line of Credit, dated January 8, 2019, between International Medication Systems, Limited and East West Bank in the original principal sum of $10,000,000

10.2	First Modification to the Loan Agreement, dated April 22, 2019, between Amphastar Pharmaceuticals, Inc. and Cathay Bank

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

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

Date: May 10, 2019

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 10, 2019