Form 10-Q
period 2019-06-30
Amphastar Pharmaceuticals, Inc.
filed 2019-08-09
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

The number of shares outstanding of the registrant’s only class of common stock as of August 2, 2019 was 47,226,496.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$120,373	$86,337
Restricted cash	1,865	1,865
Short-term investments	2,836	2,831
Restricted short-term investments	2,290	2,290
Accounts receivable, net	48,823	52,163
Inventories	99,232	69,322
Income tax refunds and deposits	226	49
Prepaid expenses and other assets	8,489	5,485
Total current assets	284,134	220,342

Property, plant, and equipment, net	220,060	210,418
Finance lease right-of-use assets	985	—
Operating lease right-of-use assets	20,143	—
Goodwill and intangible assets, net	41,718	42,267
Other assets	13,515	9,918
Deferred tax assets	20,746	30,618
Total assets	$601,301	$513,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$88,171	$87,418
Income taxes payable	3,150	1,187
Current portion of long-term debt	6,941	18,229
Current portion of operating lease liabilities	2,737	—
Total current liabilities	100,999	106,834

Long-term reserve for income tax liabilities	415	415
Long-term debt, net of current portion	39,793	31,984
Long-term operating lease liabilities, net of current portion	17,754	—
Deferred tax liabilities	1,025	1,031
Other long-term liabilities	9,027	8,940
Total liabilities	169,013	149,204
Commitments and contingencies:
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 52,212,760 and 47,217,675 shares issued and outstanding as of June 30, 2019 and 51,438,675 and 46,631,118 shares issued and outstanding as of December 31, 2018, respectively	5	5
Additional paid-in capital	355,436	344,434
Retained earnings	116,086	67,485
Accumulated other comprehensive loss	(4,223)	(4,013)
Treasury stock	(79,459)	(75,476)
Total Amphastar Pharmaceuticals, Inc. stockholders’ equity	387,845	332,435
Non-controlling interests	44,443	31,924
Total equity	432,288	364,359
Total liabilities and stockholders’ equity	$601,301	$513,563

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenues	$79,047	$71,040	$158,837	$129,433
Cost of revenues	46,660	44,976	95,547	86,397
Gross profit	32,387	26,064	63,290	43,036

Operating expenses:
Selling, distribution, and marketing	2,992	1,876	6,133	3,597
General and administrative	12,426	11,669	28,753	22,667
Research and development	15,996	15,460	30,603	29,490
Total operating expenses	31,414	29,005	65,489	55,754

Income (loss) from operations	973	(2,941)	(2,199)	(12,718)

Non-operating income (expenses):
Interest income	143	106	291	230
Interest expense	(24)	(100)	(54)	(118)
Other income (expenses), net	60,001	(1,265)	59,422	(483)
Total non-operating income (expenses), net	60,120	(1,259)	59,659	(371)

Income (loss) before income taxes	61,093	(4,200)	57,460	(13,089)
Income tax provision (benefit)	14,173	(1,347)	12,694	(3,095)

Net income (loss)	$46,920	$(2,853)	$44,766	$(9,994)

Net loss attributable to non-controlling interests	$(867)	$—	$(3,889)	$—

Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$47,787	$(2,853)	$48,655	$(9,994)

Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	$1.01	$(0.06)	$1.04	$(0.21)

Diluted	$0.96	$(0.06)	$0.97	$(0.21)

Weighted-average shares used to compute net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	47,107	46,557	46,925	46,535

Diluted	49,894	46,557	50,155	46,535

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$47,787	$(2,853)	$48,655	$(9,994)

Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc., net of income taxes
Foreign currency translation adjustment	(97)	(2,256)	(210)	(1,066)
Total other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	(97)	(2,256)	(210)	(1,066)

Total comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$47,690	$(5,109)	$48,445	$(11,060)

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$44,766	$(9,994)
Reconciliation to net cash provided by (used in) operating activities:
Loss on impairment and disposal of assets	850	743
Depreciation of property, plant, and equipment	8,311	6,513
Amortization of product rights, trademarks, and patents	526	1,451
Operating lease right-of-use asset amortization	1,390	—
Share-based compensation expense	8,706	8,862
Changes in deferred taxes	9,872	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,700	(5,221)
Inventories	(30,012)	1,625
Prepaid expenses and other assets	(1,221)	1,715
Income tax refund, deposits, and payable	1,784	(3,209)
Operating lease right-of-use assets and liabilities, net	(1,297)	—
Accounts payable and accrued liabilities	2,738	10,408
Net cash provided by operating activities	48,113	12,893

Cash Flows From Investing Activities:
Purchases and construction of property, plant, and equipment	(24,467)	(24,591)
Sale of intangible assets	—	4,400
Purchase of short-term investments	—	(204)
Payment of deposits and other assets	(86)	(114)
Net cash used in investing activities	(24,553)	(20,509)

Cash Flows From Financing Activities:
Proceeds from the private placement of ANP	18,298	—
Equity related tax payments, net of proceeds from equity plans	(157)	(294)
Purchase of treasury stock	(4,088)	(14,850)
Proceeds from borrowing under lines of credit	—	260
Repayments under lines of credit	(347)	—
Proceeds from issuance of long-term debt	—	8,000
Principal payments on long-term debt	(3,219)	(2,834)
Net cash provided by (used in) financing activities	10,487	(9,718)

Effect of exchange rate changes on cash	(11)	(190)

Net increase (decrease) in cash, cash equivalents, and restricted cash	34,036	(17,524)

Cash, cash equivalents, and restricted cash at beginning of period	88,202	67,459

Cash, cash equivalents, and restricted cash at end of period	$122,238	$49,935

Noncash Investing and Financing Activities:
Capital expenditure included in accounts payable	$6,631	$5,840
Operating lease right-of-use assets	$7,671	$—
Equipment acquired under finance leases	$61	$14

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$1,277	$1,078
Income taxes paid	$1,147	$149

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2018, and the notes thereto as filed with the Securities and Exchange Commission, or SEC, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted from the accompanying condensed consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from the audited financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The Company’s results of operations, comprehensive income (loss) and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and are prepared in accordance with United States GAAP, or GAAP. All intercompany activity has been eliminated in the preparation of the condensed consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company.

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

In July 2018, the Company’s Chinese subsidiary, ANP, completed a private placement of its common equity interest to accredited investors for aggregate gross proceeds of approximately $57 million. While investors were initially required to complete their contributions in cash by December 31, 2018, ANP granted an extension to certain investors. Certain investors contributed their payments in Chinese yuan, which resulted in a difference in U.S. dollars, or USD, due to currency fluctuations subsequent to the execution of the placement agreement. A total of $56.3 million was received by ANP and the difference that was received in USD was expensed in the quarter ended March 31, 2019. The Company has retained approximately 58% of the equity interest in ANP following the private placement and continues to consolidate

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the financial results of ANP with the Company’s results of operations. ANP’s net loss after July 2, 2018, was attributed to the Company in accordance with the Company’s equity interest of approximately 58% in ANP.

In 2018, the Company identified certain errors in its accounting primarily related to the depreciation of certain leasehold improvements within property, plant and equipment. The errors were not material to any of the Company’s prior period annual financial statements. However, for comparative purposes, the Company has revised the prior period consolidated financial statements included herein. As a result, the net loss for the three months ended June 30, 2018 increased by $0.1 million. The errors did not result in a change to the basic or diluted net loss per share for the three months ended June 30, 2018. The net loss for the six months ended June 30, 2018, did not materially change as a result of the error. However, the error resulted in a change to the basic and diluted net loss per share for the six months ended June 30, 2018 by $0.01 and $0.01, respectively. The balances of property, plant, and equipment, net and retained earnings as of June 30, 2018, were reduced by $4.7 million and $3.6 million, respectively. The error did not result in a change to the net cash provided by operating activities in the Company’s consolidated statement of cash flows for the six months ended June 30, 2018.

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

The Company’s French subsidiary, AFP, maintains its book of record in euros. Its other Chinese subsidiaries maintain their books of record in Chinese yuan. Its U.K. subsidiary, IMS UK, maintains its book of record in British pounds. These local currencies have been determined to be the subsidiaries’ respective functional currencies. These books of record are translated into USD using average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transactions. Translation adjustments are reflected in stockholders’ equity and are included as a component of other accumulated comprehensive income (loss). The unrealized gains or losses of intercompany foreign currency transactions that are of a long-term investment nature are reported in other accumulated comprehensive income (loss). The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature for the three and six months ended June 30, 2019, were $0.4 million loss and $0.2 million gain, respectively, and for the three and six months ended June 30, 2018, were $1.7 million loss and $0.8 million loss, respectively.

The Company does not undertake hedging transactions to cover its foreign currency exposure.

Comprehensive Income (Loss)

For the three and six months ended June 30, 2019 and 2018, the Company included its foreign currency translation gain or loss as part of its comprehensive income (loss).

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Cash and Short-Term Investments

Restricted cash and short-term investments are collateral required for the Company to effect standby letters of credit and to qualify for workers’ compensation self-insurance and to guarantee certain vendor payments in France. As of June 30, 2019 and December 31, 2018, restricted cash and short-term investments include $1.9 million in cash and $2.3 million in certificates of deposit, respectively. The certificates of deposit have original maturities greater than three months and are classified as short-term investments.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2016-13 Financial Instruments – Credit Losses, which is aimed at providing financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit. The standard update changes the impairment model for financial assets measured at amortized cost, requiring presentation at the net amount expected to be collected. The measurement of expected credit losses requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Available-for-sale debt securities with unrealized losses will be recorded through an allowance for credit losses. The ASU and the related clarifications subsequently issued by FASB will become effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted for interim or annual periods after December 31, 2019. The Company will be required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not believe the adoption of this accounting guidance will have a material impact on its consolidated financial statements and related disclosures.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2017. The Company currently does not believe that the adoption of this accounting guidance will have a material impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13 Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds certain disclosure requirements to ASC 820, Fair Value Measurement. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted. The Company does not believe that the adoption of this accounting guidance will have a material impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-14 Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, which removes, modifies, and adds certain disclosure requirements to ASC 715-20, Defined Benefit Plans. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2021. Early adoption is permitted. The Company does not believe that the adoption of this accounting guidance will have a material impact on its consolidated financial statements and related disclosures.

In October 2018, the FASB issued ASU No. 2018-17 Targeted Improvements to Related Party Guidance for Variable Interest Entities, which requires indirect interests held through related parties in common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted. The Company currently does not believe that the adoption of this accounting guidance will have a material impact on its consolidated financial statements and related disclosures.

In November 2018, the FASB issued ASU No. 2018-18 Clarifying the Interaction between Topic 808 and Topic 606, which requires transactions in collaborative arrangements to be accounted for under ASC 606, Revenue from Contracts with Customers, or ASC 606, if the counterparty is a customer for a good or service that is a distinct unit of account. The amendments also preclude entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted, including in any interim period.  The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

Note 3.  Revenue Recognition

In accordance with ASC 606, revenue is recognized at the time that the Company’s customers obtain control of the promised goods.

Generally, revenue is recognized at the time of product delivery to the Company’s customers. In some cases, revenue is recognized at the time of shipment when stipulated by the terms of the sale agreements. Revenues derived from contract manufacturing services are recognized when third-party products are shipped to customers, and after the customer has accepted test samples of the products to be shipped.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The provision for chargebacks and rebates is reflected as a component of net revenues. The following table is an analysis of the chargeback and rebate provision:

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Beginning balance	$22,423	$18,470
Provision for chargebacks and rebates	58,001	55,372
Credits and payments issued to third parties	(61,704)	(55,999)
Ending balance	$18,720	$17,843

Changes in the chargeback provision from period to period are primarily dependent on the Company’s sales to its wholesalers, the level of inventory held by wholesalers, and the wholesalers’ customer mix. Changes in the rebate provision from period to period are primarily dependent on retailer’s and other indirect customers’ purchases. The approach that the Company uses to estimate chargebacks has been consistently applied for all periods presented. Variations in estimates have been historically small. The Company continually monitors the provision for chargebacks and rebates and makes adjustments when it believes that the actual chargebacks and rebates may differ from the estimates. The settlement of chargebacks and rebates generally occurs within 30 days to 60 days after the sale to wholesalers. Accounts receivable and/or accounts payable and accrued liabilities are reduced and/or increased by the chargebacks and rebate amounts depending on whether the Company has the right to offset with the customer. Of the provision for chargebacks and rebates as of June 30, 2019 and December 31, 2018,  $11.5 million and $12.0 million were included in accounts receivable, net, on the condensed consolidated balance sheets, respectively. The remaining provision of $7.2 million and $10.4 million were included in accounts payable and accrued liabilities, respectively.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provision for product returns is reflected as a component of net revenues. The following table is an analysis of the product return liability:

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Beginning balance	$8,030	$6,522
Provision for product returns	3,654	917
Credits issued to third parties	(2,243)	(865)
Ending balance	$9,441	$6,574

Of the provision of product returns as of June 30, 2019 and December 31, 2018, $6.6 million and $5.3 million were included in accounts payable and accrued liabilities on the condensed consolidated balance sheets, respectively. The remaining provision as of June 30, 2019 and December 31, 2018, of $2.8 million and $2.7 million was included in other long-term liabilities, respectively. For the six months ended June 30, 2019 and 2018,  the Company’s aggregate product return rate was 1.5% and 1.3% of qualified sales, respectively.

Note 4.  Income (Loss) per Share Attributable to Amphastar Pharmaceuticals, Inc. Shareholders

Basic net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders is calculated based upon the weighted-average number of shares outstanding during the period. Diluted net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders gives effect to all potential dilutive shares outstanding during the period, such as stock options, non-vested restricted stock units, and shares issuable under the Company’s Employee Stock Purchase Plan, or ESPP, and the 2018 ANP Equity Incentive Plan, or the 2018 Plan.

For the three and six months ended June 30, 2019, options to purchase 783,001 and 762,937 shares of stock, respectively, with a weighted-average exercise price of $21.98 per share and $22.00 per share, respectively, were excluded in the computation of diluted net income per common share attributable to Amphastar Pharmaceuticals, Inc.’s shareholders because the effect from the assumed exercise of these options would be anti-dilutive. Additionally, 3,648,932 options to purchase ANP stock were awarded to ANP employees, which represent approximately 2% of ANP’s total equity, were excluded in the computation of diluted net income per common share attributable to Amphastar Pharmaceuticals, Inc.’s shareholders because the effect from the assumed exercise of these options would be anti-dilutive.

As the Company reported a net loss for the three and six months ended June 30, 2018, the diluted net loss per share attributable to Amphastar Pharmaceuticals, Inc. shareholders, as reported, equals the basic net loss per share attributable to Amphastar Pharmaceuticals, Inc. shareholders since the effect of the assumed exercise of stock options, vesting of non-vested RSUs, and issuance of common shares under the Company’s ESPP are anti-dilutive. Total stock options, non-vested RSUs, and shares issuable under the Company’s ESPP excluded from the three and six months ended June 30, 2018, net loss per share were 11,649,241 stock options, 1,232,237 non-vested RSUs, and 60,854 shares issuable under the Company’s ESPP.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the calculation of basic and diluted net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Basic and dilutive numerator:
Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$47,787	$(2,853)	$48,655	$(9,994)
Denominator:
Weighted-average shares outstanding — basic	47,107	46,557	46,925	46,535

Net effect of dilutive securities:
Incremental shares from equity awards	2,787	—	3,230	—
Weighted-average shares outstanding — diluted	49,894	46,557	50,155	46,535
Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders — basic	$1.01	$(0.06)	$1.04	$(0.21)
Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders — diluted	$0.96	$(0.06)	$0.97	$(0.21)

Note 5.  Segment Reporting

The Company’s business is the development, manufacture, and marketing of pharmaceutical products. The Company has identified two reporting segments that each report to the Chief Operating Decision Maker, or CODM, as defined in ASC 280, Segment Reporting. The Company’s performance is assessed and resources are allocated by the CODM based on the following two reportable segments:

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information by reporting segment is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Net revenues:
Finished pharmaceutical products	$73,735	$63,241	$148,274	$116,358
API	5,312	7,799	10,563	13,075
Total net revenues	79,047	71,040	158,837	129,433

Gross profit:
Finished pharmaceutical products	34,540	27,649	66,852	47,285
API	(2,153)	(1,585)	(3,562)	(4,249)
Total gross profit	32,387	26,064	63,290	43,036

Operating expenses	31,414	29,005	65,489	55,754

Income (loss) from operations	973	(2,941)	(2,199)	(12,718)
Non-operating income (expense)	60,120	(1,259)	59,659	(371)

Income (loss) before income taxes	$61,093	$(4,200)	$57,460	$(13,089)

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Finished pharmaceutical products net revenues:
Enoxaparin	$9,838	$8,715	$24,322	$15,722
Phytonadione	12,441	10,806	22,561	19,987
Lidocaine	10,082	10,010	22,061	19,792
Naloxone	7,833	11,133	15,197	20,060
Medroxyprogesterone	6,696	6,365	13,909	9,071
Epinephrine	3,139	3,687	5,818	6,910
Primatene® Mist	2,512	—	5,409	—
Other finished pharmaceutical products	21,194	12,525	38,997	24,816
Total finished pharmaceutical products net revenues	$73,735	$63,241	$148,274	$116,358

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net revenues and carrying values of long-lived assets of enterprises by geographic regions are as follows:

	Net Revenue				Long-Lived Assets
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2019	2018	2019	2018	2019	2018
	(in thousands)
United States	$74,781	$68,560	$151,238	$121,664	$106,803	$109,331
China	984	—	984	—	68,620	58,059
France	3,282	2,480	6,615	7,769	44,637	43,028
United Kingdom	—	—	—	—	—	—
Total	$79,047	$71,040	$158,837	$129,433	$220,060	$210,418

Note 6.  Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products as well as suppliers of a broad range of health care products. The Company considers these three customers to be its major customers, as each individually, and these customers collectively, represented a significant percentage of the Company’s net revenue for the three and six months ended June 30, 2019 and 2018, and accounts receivable as of June 30, 2019 and December 31, 2018, respectively. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
			Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2019	2018	2019	2018	2019	2018
McKesson	28%	28%	25%	25%	27%	26%
Cardinal Health	20%	21%	21%	20%	23%	21%
AmerisourceBergen	12%	19%	25%	27%	23%	26%

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

As of June 30, 2019, cash equivalents include money market accounts. Short-term investments consist of certificates of deposit with original expiration dates within 12 months. These certificates of deposit are carried at amortized cost in the Company’s consolidated balance sheet, which approximates their fair value determined based on Level 2 inputs. The restrictions on restricted cash and short-term investments have a negligible effect on the fair value of these financial assets.

The Company does not hold any significant Level 2 or Level 3 instruments that are measured for fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include long-lived assets, goodwill, and intangible assets for which the fair value of assets is determined as part of the related impairment test. As of June 30, 2019 and December 31, 2018, there were no adjustments to fair value for nonfinancial assets or liabilities.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.  Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights	10	8,880	2,590	6,290
Patents	12	486	234	252
Land-use rights	39	2,540	519	2,021
Other intangible assets	4	69	69	—
Subtotal	13	11,975	3,412	8,563
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,930	—	3,930
Subtotal	*	33,155	—	33,155
As of June 30, 2019	*	$45,130	$3,412	$41,718

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
Cortrosyn® product rights	12	$27,134	$27,134	$—
IMS (UK) international product rights	10	8,911	2,153	6,758
Patents	12	486	213	273
Land-use rights	39	2,540	486	2,054
Other intangible assets	4	69	63	6
Subtotal	12	39,140	30,049	9,091
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,951	—	3,951
Subtotal	*	33,176	—	33,176
As of December 31, 2018	*	$72,316	$30,049	$42,267

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill

The changes in the carrying amounts of goodwill were as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)
Beginning balance	$3,951	$4,461
Currency translation	(21)	(510)
Ending balance	$3,930	$3,951

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene® Mist, an over-the-counter bronchodilator product, recorded at the allocated fair value of $29.2 million, which is its carrying value as of June 30, 2019.

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

Note  9.  Inventories

Inventories consist of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Raw materials and supplies	$45,633	$30,153
Work in process	36,224	30,272
Finished goods	17,375	8,897
Total inventories	$99,232	$69,322

Charges totaling $2.5 million and $5.7 million were included in the cost of revenues in the Company’s consolidated statements of operations for the three and six months ended June 30, 2019, respectively, to adjust the Company’s inventory and related firm inventory purchase commitments to their net realizable value. For the three and six months ended June 30, 2018, charges totaling $1.2 million and $3.1 million were included in the cost of revenues, respectively, to adjust the Company’s inventory and related firm inventory purchase commitments to their net realizable value.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.  Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Buildings	$97,340	$96,287
Leasehold improvements	29,211	26,755
Land	7,619	7,628
Machinery and equipment	151,457	143,299
Furniture, fixtures, and automobiles	19,982	19,151
Construction in progress	70,716	66,390
Total property, plant, and equipment	376,325	359,510
Less accumulated depreciation	(156,265)	(149,092)
Total property, plant, and equipment, net	$220,060	$210,418

Note 11.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Accrued customer fees and rebates	$11,455	$15,215
Accrued payroll and related benefits	20,357	19,430
Accrued product returns, current portion	6,644	5,349
Reserve for net loss on firm purchase commitments	3,403	5,355
Other accrued liabilities	14,850	10,746
Total accrued liabilities	56,709	56,095
Accounts payable	31,462	31,323
Total accounts payable and accrued liabilities	$88,171	$87,418

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note  12.  Debt

Debt consists of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Loans with East West Bank

Equipment loan paid off January 2019	$—	$128
Line of credit facility due December 2020	—	—
Mortgage payable due February 2021	3,446	3,491
Equipment loan due June 2021	2,449	3,061
Equipment loan due December 2022	7,000	8,000
Line of credit facility due February 2024	—	—
Mortgage payable due October 2026	3,432	3,463
Mortgage payable due June 2027	8,732	8,801

Loans with Cathay Bank

Line of credit facility due May 2020	—	—
Mortgage payable due August 2027	7,540	7,627
Acquisition loan due June 2024	11,979	13,025

Loans with Bank of Nanjing
Working capital loan paid off June 2019	—	347

Loans with Seine-Normandie Water Agency

French government loan due June 2020	26	55
French government loan due July 2021	176	172
French government loans due December 2026	438	436

Payment Obligation to Merck	558	552

Equipment under Finance Leases	958	—
Equipment under Capital Leases	—	1,055
Total debt	46,734	50,213
Less current portion of long-term debt	6,941	18,229
Long-term debt, net of current portion	$39,793	$31,984

As of June 30, 2019, the fair value of the loans listed above approximated their carrying amount. The interest rate used in the fair value estimation was determined to be a Level 2 input. For certain loans with East West Bank, the Company has entered into fixed interest rate swap contracts to exchange the variable interest rates for fixed interest rates over the life of certain debt instruments without the exchange of the underlying notional debt amount. The interest rate swap contracts do not qualify for hedge accounting and are recorded at fair value based on Level 2 inputs. These swap contracts had an aggregate fair value of $0.4 million and $0.2 million as of June 30, 2019 and December 31, 2018, respectively.  The change in fair value is recorded in other income (expense) in the Company’s condensed consolidated statement of operations.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acquisition loan – Due June 2024

In July 2019, the Company amended the acquisition loan relating to the AFP acquisition.  The amendment was effective in June 2019. Under the amended loan agreement, the maturity date was extended to June 2024. The acquisition loan bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 5.00%. Beginning in August 2019, and through the maturity date, the Company must make monthly payments of principal and interest based on the then outstanding amount of the loan amortized over a 60-month period.

Covenants

At June 30, 2019 and December 31, 2018, the Company was in compliance with its debt covenants, which include a minimum current ratio, minimum debt service coverage, minimum tangible net worth, maximum debt-to-effective-tangible-net-worth ratio, and minimum deposit requirement computed on a consolidated basis. The profitability-related covenants for loans with Cathay Bank were not effective as of June 30, 2019 or December 31, 2018. Such covenants will become effective as of December 31, 2019.

Note 13.  Income Taxes

The following table sets forth the Company’s income tax provision (benefit) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Income (loss) before taxes	$61,093	$(4,200)	$57,460	$(13,089)
Income tax provision (benefit)	14,173	(1,347)	12,694	(3,095)
Net income (loss)	$46,920	$(2,853)	$44,766	$(9,994)
Income tax provision (benefit) as a percentage of loss before income taxes	23.2%	32.1%	22.1%	23.6%

The decrease in the Company’s effective tax rate for the three and six months ended June 30, 2019, was primarily due to differences in pre-tax income (loss) positions and timing of discrete tax items.

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

In 2019, for purposes of computing its annual effective tax rate, the Company did not benefit from its losses in the states where it files separately. This increased the Company’s income tax provision by an immaterial amount during the three and six months ended June  30, 2019.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14.  Stockholders' Equity

The changes in stockholders’ equity for the three and six months ended June 30, 2019 and 2018 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Stockholders’ equity beginning balance	$380,266	$323,616	$364,359	$333,736
Beginning balance adjustment as a result of the adoption of new accounting standards	—	—	(54)	582
Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	47,787	(2,853)	48,655	(9,994)
Other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	(97)	(2,256)	(210)	(1,066)
Net proceeds from the private placement of ANP	—	—	18,966	—
Net loss attributable to non-controlling interests	(867)	—	(3,889)	—
Net proceeds from equity plans, net of withholding tax payments	2,240	1,499	(157)	(294)
Share-based compensation expense	4,032	4,196	8,706	8,862
Purchase of treasury stock	(1,073)	(7,226)	(4,088)	(14,850)
Stockholders’ equity ending balance	$432,288	$316,976	$432,288	$316,976

Share Buyback Program

Pursuant to the Company’s existing share buyback program, the Company purchased 50,980 and 196,459 shares of its common stock during the three and six months ended June 30, 2019, for total consideration of $1.1 million and $4.1 million, respectively. The Company purchased 430,137 and 837,741 shares of its common stock during the three and six months ended June 30, 2018, for total consideration of $7.2 million and $14.8 million, respectively.

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

The 2015 Equity Incentive Plan

As of June 30, 2019, the Company reserved an aggregate of 6,137,364 shares of common stock for future issuance under the 2015 Equity Incentive Plan, or the 2015 Plan, including 1,165,778 shares which were reserved in January 2019 pursuant to the evergreen provision in the 2015 Plan.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Share-Based Award Activity and Balances (excluding the ANP Equity Plan)

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

The weighted-averages for key assumptions used in determining the fair value of options granted during the three and six months ended June 30, 2019 and 2018, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Average volatility	43.4%	41.7%	42.5%	39.9%
Risk-free interest rate	2.0%	2.8%	2.4%	2.7%
Weighted-average expected life in years	5.0	4.9	5.7	5.7
Dividend yield rate	—%	—%	—%	—%

A summary of option activity  for the six months ended June 30, 2019, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2018	10,105,565	$14.69
Options granted	1,033,268	20.96
Options exercised	(1,074,413)	15.60
Options cancelled	(5,219)	18.90
Options expired	(2,325)	14.65
Outstanding as of June 30, 2019	10,056,876	$15.23	5.16	$59,792
Exercisable as of June 30, 2019	7,311,977	$14.18	4.13	$50,760

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock for those awards that have an exercise price below the estimated fair value at June 30, 2019.

For the three and six months ended June 30, 2019,  the Company recorded expenses of $1.8 million and $4.2 million, respectively, related to stock options granted. For the three and six months ended June 30, 2018,  the Company recorded expenses of $2.0 million and $4.6 million, respectively, related to stock options granted under all plans.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to option grants and exercises is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Weighted-average grant date fair value per option share	$8.17	$6.53	$8.46	$7.79
Intrinsic value of options exercised	452	277	5,822	1,338
Cash received from options exercised	1,108	650	5,047	2,511
Total fair value of the options vested during the year	388	1,383	7,502	7,790

A summary of the status of the Company’s non-vested options as of June 30, 2019, and changes during the six months ended June 30, 2019, is presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2018	3,279,026	$5.47
Options granted	1,033,268	8.46
Options vested	(1,562,176)	4.80
Options forfeited	(5,219)	8.12
Non-vested as of June 30, 2019	2,744,899	6.97

As of June 30, 2019, there was $15.2 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted. The cost is expected to be recognized over a weighted-average period of 2.5 years and will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period using the straight-line method. During the three and six months ended June 30, 2019, the Company recorded expenses of $2.0 million and $4.1 million, respectively, related to RSU awards granted. During the three and six months ended June 30, 2018, the Company recorded expenses of $2.0 million and $3.9 million, respectively, related to RSU awards granted.

As of June 30, 2019, there was $16.5 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted. The cost is expected to be recognized over a weighted-average period of 2.5 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
		Value of RSUs
		Issued
	Total RSUs	as
	Issued	Compensation(1)
		(in thousands)
RSUs outstanding at December 31, 2018	1,206,661
RSUs granted	431,697	$8,733
RSUs forfeited	(2,976)
RSUs vested(2)	(530,506)
RSUs outstanding at June 30, 2019	1,104,876

(1)	The total fair market value is derived from the number of RSUs granted times the stock price on the date of grant.
(2)	Of the vested RSUs, 233,539 shares of common stock were surrendered to fulfill tax withholding obligations.

The Company recorded share-based compensation expense and it is included in the Company’s consolidated statement of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenues	$959	$981	$2,238	$2,141
Operating expenses:
Selling, distribution, and marketing	95	104	189	211
General and administrative	2,648	2,743	5,439	5,636
Research and development	330	368	840	874
Total share-based compensation	$4,032	$4,196	$8,706	$8,862

The 2018 ANP Equity Incentive Plan

In December 2018, ANP’s board of directors approved the 2018 Plan, which is set to expire in December 2023. The 2018 Plan permits the grant of stock options and other equity awards in ANP shares to ANP employees. In June 2019, ANP issued 3,648,932 stock options to its employees under the 2018 Plan all of which were still outstanding at June 30, 2019. The options vest over a period of approximately four years and have up to a 10 year contractual term. The total fair value of the options awarded was $2.1 million. For the three and six months ended June 30, 2019, the Company recorded an immaterial amount of expense related to stock options issued by ANP under the 2018 Plan.

Note 15.  Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the three and six months ended June 30, 2019 were approximately $0.4 million and $0.7 million, respectively, compared to the prior year expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2018, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Defined Benefit Pension Plan

In connection with the AFP acquisition, the Company assumed an obligation associated with a defined-benefit plan for eligible employees of AFP. This plan provides benefits to the employees from the date of retirement and is based on the employee’s length of time employed by the Company. The calculation is based on a statistical calculation combining a number of factors that include the employee’s age, length of service, and AFP employee turnover rate.

The liability under the plan is based on a discount rate of 0.9% and 1.70% as of June 30, 2019 and December 31, 2018, respectively. The liability is included in accrued liabilities in the accompanying consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.2 million and $2.2 million at June 30, 2019 and December 31, 2018, respectively. The Company recorded an immaterial amount of expense under the plan for the three months ended June 30, 2019,  and $0.1 million for the six months ended June 30, 2019. The Company recorded an immaterial amount of expense under the plan for the three months ended June 30, 2018, and $0.1 million for the six months ended June 30, 2018.

Note 16.  Commitments and Contingencies

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

The components of lease costs for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
	(in thousands)
Operating lease costs	$902	$1,790

Short-term lease costs	177	307

Finance lease costs
Amortization of right-of-use assets	88	171
Interest on lease liabilities	12	24
Total finance lease costs	$100	$195

Total lease costs	$1,179	$2,292

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other information to leases are as follows:

Six Months Ended
June 30,
2019
Supplemental cash flow information	(in thousands, except lease term and discount rate)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,648
Operating cash flows from finance leases	24
Financing cash flows from finance leases	171

Right-of use assets obtained in exchange for lease liabilities
Operating leases	7,663
Finance leases	61

Weighted-average remaining lease term (years)
Operating leases	8.4
Finance leases	2.9

Weighted-average discount rate
Operating leases	5.9%
Finance leases	4.6%

Future minimum rental payments under operating leases that have initial or remaining non-cancelable lease terms in excess of 12 months as of June 30, 2019, are as follows:

		Operating	Finance
		Leases	Leases	Total
		(in thousands)
2019	(excluding the Six Months Ended June 30, 2019)	$1,844	$163	$2,007
2020		4,111	375	4,486
2021		4,335	298	4,633
2022		3,651	175	3,826
2023		2,429	14	2,443
Thereafter		10,167	6	10,173
Total lease payments		$26,537	$1,031	$27,568
Less: interest		6,046	73	6,119
Total		$20,491	$958	$21,449

Purchase Commitments

As of June 30, 2019, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $55.1 million. The Company anticipates that most of these commitments with remaining terms in excess of one year will be fulfilled by 2020.

In accordance with certain agreements between ANP and the Chinese government, in January 2010 and November 2012,

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the Company acquired certain land-use rights for $1.2 million and $1.3 million, respectively.  As required by these agreements, the Company committed to spend approximately $15.0 million in the related land development, which primarily includes the construction of fixed assets according to a specific timetable. As of June 30, 2019, the Company has spent $8.3 million on such construction. The Company anticipates that this spending commitment will be met by the end of  2019.

Note 17.  Related-Party Transactions

ANP Private Placement

As discussed in footnote 2, in July 2018, ANP completed a private placement of its common equity interest and received approximately $56.3 million of cash proceeds. In connection with the private placement, all of the executive officers of the Company, Stephen Shohet, Howard Lee, and Richard Koo, directors of the Company, and certain employees of ANP entered into subscription agreements (each, a “Subscription Agreement”) for the indirect investment in ANP. These Subscription Agreements were transacted either through an investment in Amphastar Cayman, a Cayman Islands limited liability company, or Qianqia, or Zhongpan, Chinese partnerships. The aggregate gross proceeds received from management and directors were approximately $29.7 million.

Note 18.  Litigation

Momenta/Sandoz Enoxaparin Patent and Antitrust Litigation

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

On May 20, 2019, the Company and the Plaintiffs entered into a Settlement Agreement to fully settle the patent litigation and antitrust litigation. The Settlement Agreement was contingent upon the District Court’s granting a Joint Motion to Vacate the Patent Judgment and thereafter, the Plaintiffs’ payment of $59.9 Million to the Company. On June 18, 2019, the parties filed a Joint Motion to Vacate the Patent Judgment with the District Court, and on the same day, the District Court granted such motion. Accordingly, on June 19, 2019, the parties filed Joint Stipulations with the District Court to dismiss the patent litigation and the antitrust litigation, each of which is self-executing and effective upon filing pursuant to the Federal Rules of Civil Procedure 41(a)(1)(A)(ii).  Furthermore, on June 26, 2019, the Federal Circuit issued an Order and a Mandate dismissing the appeal of the patent litigation. On June 27, 2019, pursuant to the Settlement Agreement, the Plaintiffs paid the Company $59.9 Million. The Company is not entitled to future rights or royalties related to this settlement. Accordingly, the Company recorded the settlement amount as other income (expenses), in its condensed consolidated statements of operations.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On August 7, 2018, Aventis filed its Application for Fees and Expenses. On November 26, 2018, the Company filed its Opposition to Aventis’ Application for Fees and Expenses. On February 12, 2019, following further briefing on the attorneys’ fee issue, the District Court approved of the parties’ consent for the Magistrate Judge to conduct all further proceedings in this matter at the district court level, including determining the amount of attorneys’ fees to be awarded and entering a final judgment. The Magistrate Judge held a hearing on the Application on May 8, 2019. At the May 8, 2019 hearing, the Magistrate Judge did not rule on the Application, but indicated that a written opinion on this Application for Fees and Expenses would be forthcoming. The Company intends to continue to vigorously defend against any imposition of attorneys’ fees and expenses in this case.

Epinephrine Injection, 0.1 mg/mL Litigation

On June 28, 2018, Belcher Pharmaceuticals, LLC, or Belcher, initiated a lawsuit by filing a complaint against IMS for infringement of U.S. Patent No. 9,283,197 (the “‘197 Patent”), with regard to IMS’s New Drug Application No. 211363, filed under 21 U.S.C. § 355(b)(2) of the Hatch-Waxman Act, for FDA approval to manufacture and sell 0.1 mg/mL epinephrine injections. On July 20, 2018, the Company filed a motion to dismiss Belcher’s complaint for patent infringement under Federal Rule of Civil Procedure 12(b)(6). On March 31, 2019, the Court denied the Company’s motion to dismiss. On April 15, 2019, the Company filed its Answer and Counterclaims. On April 24, 2019, the Court entered the Parties’ Joint Stipulation to stay the litigation until after Belcher’s June 2019 trial with Hospira, Inc. regarding the ‘197 patent. Belcher’s trial with Hospira regarding the ‘197 patent concluded in June 2019 but the Court has not yet ruled on the outcome of this trial.  Thus, on July 3, 2019, the Parties filed a Joint Stipulation to stay the litigation pending the Court’s ruling on the outcome of Belcher’s trial with Hospira. The Company intends to vigorously defend this lawsuit.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19.  Subsequent Events

Supply Agreement with MannKind Corporation

In August 2019, the Company amended the Supply Agreement with MannKind Corporation, or MannKind, whereby MannKind’s aggregate total commitment of RHI API under the Supply Agreement was not reduced; however, the annual minimum purchase commitments of RHI API under the Supply Agreement were modified and extended for an additional two years through 2026, which timeframe would have previously lapsed after calendar year 2024.  MannKind has agreed to pay the Company an amendment fee of $2.75 million, with $1.5 million due in September 2019, and the remaining balance due in December 2019.

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

We are currently developing a portfolio of 15 generic abbreviated new drug applications, or ANDAs, three biosimilar product candidates and four proprietary product candidates, which are in various stages of development and target a variety of indications. Four of the ANDAs and one of the NDAs are currently on file with the FDA.

Our largest products by net revenues currently include enoxaparin sodium injection,  naloxone hydrochloride injection, lidocaine jelly and sterile solution, phytonadione, medroxyprogesterone acetate, and Primatene® Mist. We launched Primatene® Mist in the fourth quarter of 2018.

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

In July 2018, our Chinese subsidiary, ANP, completed a private placement of its common equity interest and received approximately $56.3 million of cash proceeds. We have retained approximately 58% of the equity interest in ANP following the private placement. ANP’s net income or loss after July 2, 2018, is attributed to us in accordance with our equity interest of approximately 58% in ANP.

On May 20, 2019, we entered into a settlement relating to the enoxaparin patent litigation with Momenta Pharmaceuticals, Inc. and Sandoz Inc. For more information regarding the enoxaparin patent litigation, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Litigation.” Pursuant to the settlement agreement, the plaintiffs paid us $59.9 Million on June 27, 2019.

Business Segments

As of June 30, 2019, our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) API products. The finished pharmaceutical products segment manufactures, markets, and distributes enoxaparin, naloxone, phytonadione, lidocaine, medroxyprogesterone acetate, Primatene® Mist, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes RHI API and porcine insulin API for external customers and internal product development. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Segment Reporting.”

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net revenues

	Three Months Ended
	June 30,		Change
	2019	2018	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products	$73,735	$63,241	$10,494	17%
API	5,312	7,799	(2,487)	(32)%
Total net revenues	$79,047	$71,040	$8,007	11%
Cost of revenues
Finished pharmaceutical products	$39,195	$35,592	$3,603	10%
API	7,465	9,384	(1,919)	(20)%
Total cost of revenues	$46,660	$44,976	$1,684	4%
Gross profit	$32,387	$26,064	$6,323	24%
as % of net revenues	41%	37%

The increase in net revenues of finished pharmaceutical products for the three months ended June 30, 2019 was primarily due to the following changes:

	Three Months Ended
	June 30,		Change
	2019	2018	Dollars	%
	(in thousands)
Finished pharmaceutical products net revenues
Phytonadione	$12,441	$10,806	$1,635	15%
Lidocaine	10,082	10,010	72	1%
Enoxaparin	9,838	8,715	1,123	13%
Naloxone	7,833	11,133	(3,300)	(30)%
Medroxyprogesterone	6,696	6,365	331	5%
Epinephrine	3,139	3,687	(548)	(15)%
Primatene® Mist	2,512	—	2,512	N/A
Other finished pharmaceutical products	21,194	12,525	8,669	69%
Total finished pharmaceutical products net revenues	$73,735	$63,241	$10,494	17%

The increase in sales of enoxaparin during the second quarter of 2019 was primarily driven by higher average selling prices due to a price increase and a change in customer mix, which resulted in an increase of $4.7 million. This was partially offset by a decrease in unit volume of $3.6 million. The increase in sales of phytonadione was primarily driven by a higher average selling price. The decrease in sales of naloxone was primarily driven by lower unit volumes. Other finished pharmaceutical products sales increased primarily due to higher unit sales volumes of Cortrosyn®, atropine, calcium chloride and dextrose which were in high demand due to market shortages.  Sales of isoproterenol, which we launched in the third quarter of 2018, also contributed to the increase in other finished pharmaceutical sales.

We anticipate that sales of naloxone, enoxaparin, and medroxyprogesterone will continue to fluctuate in the future as a result of competition.

Sales of API decreased primarily due to the timing of customer purchases.

We anticipate that sales of API will continue to fluctuate and may decrease due to the inherent uncertainties related to sales to MannKind Corporation, or MannKind. In addition, most of our API sales are denominated in euros, and the fluctuation in the value of the euro versus the U.S. dollar has had, and will continue to have, an impact on API sales revenues in the near term.

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. We had no significant backlog as of June 30, 2019. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross margins

The launch of Primatene® Mist and an increase in sales of medroxyprogesterone and Cortrosyn®, which are higher margin products, as well as the higher average selling price of enoxaparin, helped increase our gross margins for the second quarter of 2019. Gross margins for Primatene® Mist were magnified by the use of API and components which were expensed to pre-launch inventory in prior years.

In 2018, we received FDA approval of our ANDA supplement for the manufacture of semi-purified heparin at ANP, and the manufacture of heparin sodium at IMS. The cost of heparin, which is the starting material for enoxaparin, has increased and is expected to increase further, putting downward pressure on our gross margins. However, we believe that this trend will be offset by sales of our higher-margin products, such as medroxyprogesterone isoproterenol, and Primatene® Mist, which were launched over the past two years.

Selling, distribution and marketing, and general and administrative

	Three Months Ended
	June 30,		Change
	2019	2018	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$2,992	$1,876	$1,116	59%
General and administrative	$12,426	$11,669	$757	6%

The increase in selling, distribution, and marketing expenses was primarily due to marketing expenses related to Primatene® Mist and increased freight costs. The increase in general and administrative expense was primarily due to increased legal expenses. For more information regarding the enoxaparin patent litigation, see “Part I – Item 1. Financial Statements –Notes to Condensed Consolidated Financial Statements – Litigation.”

We expect that selling, distribution and marketing expenses will increase due to the increase in marketing expenditures for Primatene® Mist. We expect that general and administrative expenses will increase on an annual basis due to increased costs associated with ongoing compliance with public company reporting obligations and an increase in legal fees associated with patent challenges.

Research and development

	Three Months Ended
	June 30,		Change
	2019	2018	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$6,237	$4,920	$1,317	27%
Pre-launch inventory	143	835	(692)	(83)%
Clinical trials	1,530	1,218	312	26%
FDA fees	104	235	(131)	(56)%
Testing, operating and lab supplies	3,878	5,558	(1,680)	(30)%
Depreciation	2,147	1,630	517	32%
Other expenses	1,957	1,064	893	84%
Total research and development expenses	$15,996	$15,460	$536	3%

Research and development costs consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

Salaries and personnel-related expenses as well as depreciation expense increased during the second quarter of 2019 primarily due to the expansion of our ANP facility. Clinical trial expense increased due to external studies related to our generic product pipeline. These increases were partially offset by a decrease in pre-launch inventory compared to the same period last year relating to the production of Primatene® Mist in anticipation for the launch at the end of 2018.

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

Other income (expenses), net

	Three Months Ended
	June 30,		Change
	2019	2018	Dollars	%
	(in thousands)
Other income (expenses), net	$60,001	$(1,265)	$61,266	NM

In June 2019, we recognized a gain of $59.9 million relating to our settlement of the enoxaparin patent litigation with Momenta Pharmaceuticals, Inc. and Sandoz Inc. For more information regarding litigation matters, see “Part I – Item 1. Financial Statements –Notes to Condensed Consolidated Financial Statements – Litigation.”

Income tax provision (benefit)

	Three Months Ended
	June 30,		Change
	2019	2018	Dollars	%
	(in thousands)
Income tax provision (benefit)	$14,173	$(1,347)	$15,520	NM
Effective tax rate	23%	32%

The difference in income tax provision (benefit) was primarily due to differences in pre-tax income (loss) positions and timing of discrete tax items.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net revenues

	Six Months Ended
	June 30,		Change
	2019	2018	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products	$148,274	$116,358	$31,916	27%
API	10,563	13,075	(2,512)	(19)%
Total net revenues	$158,837	$129,433	$29,404	23%
Cost of revenues
Finished pharmaceutical products	$81,422	$69,073	$12,349	18%
API	14,125	17,324	(3,199)	(18)%
Total cost of revenues	$95,547	$86,397	$9,150	11%
Gross profit	$63,290	$43,036	$20,254	47%
as % of net revenues	40%	33%

The increase in net revenues of the finished pharmaceutical products for the six months ended June 30, 2019, was primarily due to the following changes:

	Six Months Ended
	June 30,		Change
	2019	2018	Dollars	%
	(in thousands)
Finished pharmaceutical products net revenues
Enoxaparin	$24,322	$15,722	$8,600	55%
Phytonadione	22,561	19,987	2,574	13%
Lidocaine	22,061	19,792	2,269	11%
Naloxone	15,197	20,060	(4,863)	(24)%
Medroxyprogesterone	13,909	9,071	4,838	53%
Epinephrine	5,818	6,910	(1,092)	(16)%
Primatene® Mist	5,409	—	5,409	N/A
Other finished pharmaceutical products	38,997	24,816	14,181	57%
Total finished pharmaceutical products net revenues	$148,274	$116,358	$31,916	27%

The increase in sales of enoxaparin during the first half of 2019 was primarily driven by higher average selling prices due to a price increase and a change in customer mix, which resulted in an increase of $9.8 million, and was partially offset by a decrease in unit volume of $1.2 million. The increase in sales of phytonadione was primarily driven by a higher average selling price. $1.4 million of the increase in sales of lidocaine was due to higher unit volumes, while the remainder was due to higher average selling prices. The decrease in sales of naloxone was primarily driven by lower unit volumes. The increase in sales of medroxyprogesterone was due to increased unit sales as it was launched in the first quarter of 2018. Therefore, the prior year did not have a full quarter of sales during the first quarter of 2018. Other finished pharmaceutical products sales increased primarily due to higher unit sales volumes of Cortrosyn®, atropine, sodium bicarbonate and dextrose which were in high demand due to market shortages. Sales of isoproterenol which we launched in the third quarter of 2018, also contributed to the increase in other finished pharmaceutical sales.

We anticipate that sales of naloxone, enoxaparin, and medroxyprogesterone will continue to fluctuate in the future as a result of competition.

Sales of API decreased primarily due to the timing of customer purchases.

We anticipate that sales of API will continue to fluctuate and may decrease due to the inherent uncertainties related to sales to MannKind. In addition, most of our API sales are denominated in euros, and the fluctuation in the value of the euros versus the U.S. dollar has had, and will continue to have, an impact on API sales revenues in the near term.

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. We had no significant backlog as of June 30, 2019. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross margins

The launch of Primatene® Mist and an increase in sales of medroxyprogesterone and Cortrosyn®, which are higher margin products, as well as the higher average selling price of enoxaparin, helped increase our gross margins for the first half of 2019. Gross margins for Primatene® Mist were magnified by the use of API and components which were expensed to pre-launch inventory in prior years.

In 2018, we received FDA approval of our ANDA supplement for the manufacture of semi-purified heparin at ANP, and the manufacture of heparin sodium at IMS. The cost of heparin, which is the starting material for enoxaparin, has increased and is expected to increase further, putting downward pressure on our gross margins. However, we believe that this trend will be offset by sales of our higher-margin products, such as medroxyprogesterone, isoproterenol, and Primatene® Mist, which were launched over the past two years.

Selling, distribution and marketing, and general and administrative

	Six Months Ended
	June 30,		Change
	2019	2018	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$6,133	$3,597	$2,536	71%
General and administrative	$28,753	$22,667	$6,086	27%

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

Research and development

	Six Months Ended
	June 30,		Change
	2019	2018	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$12,642	$9,685	$2,957	31%
Pre-launch inventory	158	1,573	(1,415)	(90)%
Clinical trials	3,233	2,026	1,207	60%
FDA fees	404	1,461	(1,057)	(72)%
Testing, operating and lab supplies	6,450	8,967	(2,517)	(28)%
Depreciation	4,275	2,941	1,334	45%
Other expenses	3,441	2,837	604	21%
Total research and development expenses	$30,603	$29,490	$1,113	4%

Research and development costs consist primarily of costs associated with the research and development of our product candidates. We expense research and development costs as incurred.

Salaries and personnel-related expenses as well as depreciation expense increased during the first half of 2019 primarily due to the expansion of our ANP facility. Clinical trial expense increased due to external studies related to our generic product pipeline. These increases were partially offset by a decrease in pre-launch inventory compared to the same period last year relating to the production of Primatene® Mist in anticipation for the launch at the end of 2018. FDA fees decreased for the period, as we filed an NDA and ANDA for products we currently market or previously marketed under the grandfather exception in 2018.

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

Other income (expenses), net

	Six Months Ended
	June 30,		Change
	2019	2018	Dollars	%
	(in thousands)
Other income (expenses), net	$59,422	$(483)	$59,905	NM

In June 2019, we recognized a gain of $59.9 million relating to our settlement of the enoxaparin patent litigation with Momenta Pharmaceuticals, Inc. and Sandoz Inc. For more information regarding the enoxaparin patent litigation, see “Part I – Item 1. Financial Statements –Notes to Condensed Consolidated Financial Statements – Litigation.”

Income tax provision (benefit)

	Six Months Ended
	June 30,		Change
	2019	2018	Dollars	%
	(in thousands)
Income tax provision (benefit)	$12,694	$(3,095)	$15,789	NM
Effective tax rate	22%	24%

The difference in income tax provision (benefit) was primarily due to differences in pre-tax income (loss) positions and timing of discrete tax items.

Liquidity and Capital Resources

Cash Requirements and Sources

We need capital resources to maintain and expand our business. We expect our cash requirements to increase significantly in the foreseeable future as we sponsor clinical trials for, seek regulatory approvals of, and develop, manufacture and market our current development‑stage product candidates and pursue strategic acquisitions of businesses or assets. Our future capital expenditures include projects to upgrade, expand, and improve our manufacturing facilities in the United States, China, and France. Our cash obligations include the principal and interest payments due on our existing loans and lease payments, as described below and throughout this Quarterly Report. As of June 30, 2019, our foreign subsidiaries collectively held $38.7 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

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

Working capital increased by $69.6 million to $183.1 million at June 30, 2019, compared to $113.5 million at December 31, 2018 as a result of the $59.9 million settlement received relating to the enoxaparin patent litigation with Momenta Pharmaceuticals, Inc. and Sandoz Inc. For more information regarding the enoxaparin patent litigation, see “Part I – Item 1. Financial Statements –Notes to Condensed Consolidated Financial Statements – Litigation.”

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$48,113	$12,893
Investing activities	(24,553)	(20,509)
Financing activities	10,487	(9,718)
Effect of exchange rate changes on cash	(11)	(190)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$34,036	$(17,524)

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $48.1 million for the six months ended June 30, 2019, which included net income of $44.8 million. Non-cash items were primarily comprised of $8.8 million of depreciation and amortization, and $8.7 million of share-based compensation expense.

Additionally, there was a net cash outflow from changes in operating assets and liabilities of $15.0 million which resulted from the increase in accounts receivable and inventory partially offset by an increase in accounts payable and accrued liabilities. The increase in accounts receivable was due to the timing of sales in the quarter. The increase in inventory was partially due to increased purchases of raw materials and production of finished goods resulting in a net increase of $24.9 million of enoxaparin and a net increase of $6.3 million of Primatene® Mist inventory. These trends were partially offset by a decrease in API at AFP. Tax related items increased as a result of the receipt of the $59.9 million relating to the litigation settlement with Momenta Pharmaceuticals, Inc. and Sandoz Inc. Accounts payable and accrued liabilities increased primarily due to the timing of payments.

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

Investing Activities

Net cash used in investing activities was $24.6 million for the six months ended June 30, 2019, primarily as a result of $24.5 million in purchases of property, plant, and equipment, which included $6.0 million incurred in the United States, $4.3 million in France, and $14.2 million in China.

Net cash used in investing activities was $20.5 million for the six months ended June 30, 2018, primarily as a result of $24.6 million in purchases of property, machinery, and equipment, which included $8.4 million incurred in the United States, $7.0 million in France, and $9.2 million in China. The cash used was partially offset by the $4.4 million receipt of the remaining consideration of the sale of the various ANDAs in February 2017.

Financing Activities

Net cash provided by financing activities was $10.5 million for the six months ended June 30, 2019, primarily as a result of the receipt of $18.3 million for ANP private placement, which was partially offset by $4.1 million used to purchase treasury stock, and $0.2 million of net proceeds used to settle share-based compensation awards under our equity plans. Additionally, we made $3.6 million in principal payments on our long-term debt and lines of credit.

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

Contractual Obligations

There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except that our outstanding debt obligations have changed as follows:

	June 30,	December 31,
	2019	2018	Change
	(in thousands)
Short-term debt and current portion of long-term debt	$6,941	$18,229	$(11,288)
Long-term debt	39,793	31,984	7,809
Total debt	$46,734	$50,213	$(3,479)

As of June 30, 2019, we had $45.0 million in unused borrowing capacity under revolving lines of credit with Cathay Bank and East West Bank.

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

There were no material changes to our critical accounting policies during the three and six months ended June 30, 2019, other than the adoption of ASC 2016-02, Leases, or ASC 2016-02, using the alternative transition method. The adoption of ASC 2016-02 did not have a material impact on the Company’s condensed consolidated financial statements. The results for the reporting period beginning after January 1, 2019, are presented in accordance with the new standard, although comparative information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see “Part I – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.”

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

Government Regulation

The 340(B) Public Health Services drug pricing program provides drugs at reduced rates to certain qualifying customers. As of January 1, 2019, the program provided for increased discounts for certain products we sell, including Cortrosyn®.

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

From July 23 through July 25, 2019, our Amphastar facility in Rancho Cucamonga, California was subject to a routine, post-marketing adverse drug experience reporting inspection, or PADE, by the FDA. The inspection included a review of our processes for collecting, reviewing, investigating and reporting post-marketing adverse drug experiences reported through various sources. The inspection resulted in no Form 483 findings. No further actions will be necessary.

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

Investment Risk

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary. As of June 30, 2019, we did not have any such investments. We do not enter into investments for trading or speculative purposes.

As of June 30, 2019, we had $35.1 million deposited in seven banks located in China, $2.8 million deposited in one bank located in France, and $0.9 million deposited in one bank located in the United Kingdom. We also maintained $75.3 million in cash equivalents that include money market accounts, as of June 30, 2019. The remaining amounts of our cash equivalent as of June 30, 2019, are in non-interest bearing accounts.

Interest Rate Risk

Our primary exposure to market risk is interest‑rate‑sensitive investments and credit facilities, which are affected by changes in the general level of U.S. interest rates. Due to the nature of our short-term investments, we believe that we are not subject to any material interest rate risk with respect to our short-term investments.

As of June 30, 2019, we had $46.7 million in long-term debt and finance leases outstanding. Of this amount, $12.0 million had variable interest rates which were not locked-in through fixed interest rate swap contracts. The debt with variable interest rate exposure had a weighted-average interest rate of 5.5% at June 30, 2019. An increase in the index underlying these rates of 1% (100 basis points) would increase our annual interest expense on the debt with variable interest rate exposure by approximately $0.1 million per year.

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

Our French subsidiary, AFP, maintains its books of record in euros. Our U.K. subsidiary, IMS UK, maintains its books of record in British pounds. The results of operations are translated to USD at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing exchange rate at the date of the equity transactions. Translation adjustments are reflected in stockholders’ equity and are included as a component of other comprehensive income (loss).

We are also exposed to the potential earnings effects from intercompany foreign currency assets and liabilities that arise from normal trade receivables and payables and other intercompany loans.

We do not undertake hedging transactions to cover our foreign currency exposure. As of June 30, 2019, a 10%

unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would result in approximately $2.0 million reduction of foreign currency gains, and approximately $3.9 million reduction in other comprehensive income.

As of June 30, 2019, our foreign subsidiaries had cash balances denominated in foreign currencies of $7.2 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see “Part I – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Litigation.”

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

For the years ended December 31, 2018, 2017, and 2016, we recorded net revenues of $26.4 million, $22.0 million, and $17.4 million, respectively, from our unapproved products. For the six months ended June 30, 2019 and 2018, we recorded net revenues of $8.9 million and $7.2 million, respectively, from our unapproved products. Our unapproved products currently on the market include: atropine, morphine, dextrose and epinephrine prefilled syringes. We have filed three ANDAs and one NDA with respect to our remaining unapproved products in order to mitigate all risk associated with the marketing of unapproved drug products. Prior to the approval of our ANDA and NDA submissions, we continue to operate in compliance with the FDA Compliance Policy Guide, CPG Sec. 440.100 Marketed New Drugs Without Approved NDAs and ANDAs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock:

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
April 1 – April 30, 2019	50,980	$21.01	50,980	—
May 1 – May 31, 2019	—	—	—	—
June 1 – June 30, 2019	—	—	—	—

(1)

During the second quarter of 2019, we repurchased shares of our common stock as part of the share buyback program authorized by our Board of Directors on May 7, 2018 and May 6, 2019. As of June 30, 2019, $20.0 million remained available under such program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Ninth Amendment to the Acquisition Loan, dated July 19, 2019 between Amphastar Pharmaceuticals, Inc. and Cathay Bank

10.2*	Fifth Amendment to the Supply Agreement by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc., dated August 2, 2019

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

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

*Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ JACK Y. ZHANG
Jack Y. Zhang
Chief Executive Officer (Principal Executive Officer)

Date:  August 9, 2019

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  August 9, 2019