Form 10-Q
period 2019-09-30
Amphastar Pharmaceuticals, Inc.
filed 2019-11-08
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

The number of shares outstanding of the registrant’s only class of common stock as of November 1, 2019 was 46,938,027.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,611	$86,337
Restricted cash	1,865	1,865
Short-term investments	12,666	2,831
Restricted short-term investments	2,290	2,290
Accounts receivable, net	45,255	52,163
Inventories	109,854	69,322
Income tax refunds and deposits	890	49
Prepaid expenses and other assets	10,472	5,485
Total current assets	268,903	220,342

Property, plant, and equipment, net	222,158	210,418
Finance lease right-of-use assets	896	—
Operating lease right-of-use assets	19,463	—
Goodwill and intangible assets, net	41,139	42,267
Other assets	12,331	9,918
Deferred tax assets	20,746	30,618
Total assets	$585,636	$513,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$75,137	$87,418
Income taxes payable	1,400	1,187
Current portion of long-term debt	6,969	18,229
Current portion of operating lease liabilities	3,090	—
Total current liabilities	86,596	106,834

Long-term reserve for income tax liabilities	415	415
Long-term debt, net of current portion	38,079	31,984
Long-term operating lease liabilities, net of current portion	16,940	—
Deferred tax liabilities	976	1,031
Other long-term liabilities	8,977	8,940
Total liabilities	151,983	149,204
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 52,399,044 and 47,199,907 shares issued and outstanding as of September 30, 2019 and 51,438,675 and 46,631,118 shares issued and outstanding as of December 31, 2018, respectively	5	5
Additional paid-in capital	361,705	344,434
Retained earnings	117,396	67,485
Accumulated other comprehensive loss	(5,848)	(4,013)
Treasury stock	(83,853)	(75,476)
Total Amphastar Pharmaceuticals, Inc. stockholders’ equity	389,405	332,435
Non-controlling interests	44,248	31,924
Total equity	433,653	364,359
Total liabilities and stockholders’ equity	$585,636	$513,563

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenues	$80,137	$75,543	$238,974	$204,976
Cost of revenues	44,885	46,283	140,432	132,680
Gross profit	35,252	29,260	98,542	72,296

Operating expenses:
Selling, distribution, and marketing	3,221	1,963	9,354	5,560
General and administrative	11,021	13,407	39,774	36,074
Research and development	18,606	11,340	49,209	40,830
Total operating expenses	32,848	26,710	98,337	82,464

Income (loss) from operations	2,404	2,550	205	(10,168)

Non-operating (expenses) income:
Interest income	450	105	741	335
Interest expense	(22)	(124)	(76)	(242)
Other (expenses) income, net	(1,250)	43	58,172	(440)
Total non-operating (expenses) income, net	(822)	24	58,837	(347)

Income (loss) before income taxes	1,582	2,574	59,042	(10,515)
Income tax provision (benefit)	598	958	13,292	(2,137)

Net income (loss)	$984	$1,616	$45,750	$(8,378)

Net loss attributable to non-controlling interests	$(326)	$(773)	$(4,215)	$(773)

Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$1,310	$2,389	$49,965	$(7,605)

Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	$0.03	$0.05	$1.06	$(0.16)

Diluted	$0.03	$0.05	$1.00	$(0.16)

Weighted-average shares used to compute net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	47,239	46,241	47,030	46,437

Diluted	50,075	48,281	50,128	46,437

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$1,310	$2,389	$49,965	$(7,605)

Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc., net of income taxes
Foreign currency translation adjustment	(1,625)	(410)	(1,835)	(1,476)
Total other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	(1,625)	(410)	(1,835)	(1,476)
Total comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$(315)	$1,979	$48,130	$(9,081)

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$45,750	$(8,378)
Reconciliation to net cash provided by operating activities:
Loss on impairment and disposal of assets	869	390
Depreciation of property, plant, and equipment	12,527	10,414
Amortization of product rights, trademarks, and patents	777	1,722
Operating lease right-of-use asset amortization	2,188	—
Share-based compensation expense	13,000	12,770
Changes in deferred taxes	9,872	—
Changes in operating assets and liabilities:
Accounts receivable, net	6,722	(7,856)
Inventories	(41,146)	(1,884)
Prepaid expenses and other assets	(3,607)	(429)
Income tax refund, deposits, and payable	(631)	1,193
Operating lease right-of-use assets and liabilities, net	(1,866)	—
Accounts payable and accrued liabilities	(8,345)	20,732
Net cash provided by operating activities	36,110	28,674

Cash Flows From Investing Activities:
Purchases and construction of property, plant, and equipment	(33,145)	(37,226)
Sale of intangible assets	—	4,400
Purchase of short-term investments	(9,825)	(306)
Maturity of short-term investments	—	91
Payment of deposits and other assets	(205)	(344)
Net cash used in investing activities	(43,175)	(33,385)

Cash Flows From Financing Activities:
Proceeds from the private placement of ANP	18,298	26,202
Proceeds from equity plans, net of withholding tax payments	1,981	274
Purchase of treasury stock	(8,514)	(22,440)
Proceeds from borrowing under lines of credit	—	347
Repayments under lines of credit	(347)	—
Proceeds from issuance of long-term debt	—	8,000
Principal payments on long-term debt	(4,819)	(4,297)
Net cash provided by financing activities	6,599	8,086

Effect of exchange rate changes on cash	(260)	(235)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(726)	3,140

Cash, cash equivalents, and restricted cash at beginning of period	88,202	67,459

Cash, cash equivalents, and restricted cash at end of period	$87,476	$70,599

Noncash Investing and Financing Activities:
Capital expenditure included in accounts payable	$5,279	$5,051
Operating lease right-of-use assets	$7,848	$—
Equipment acquired under finance leases	$61	$14

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$1,874	$1,728
Income taxes paid	$4,189	$163

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Business

Amphastar Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, “we,” “us,” “our” or the “Company”), is a specialty pharmaceutical company that develops, manufactures, markets, and sells generic and proprietary injectable, inhalation, and intranasal products, including products with high technical barriers to market entry. Additionally, the Company sells insulin active pharmaceutical ingredient, or API, products. Most of the Company’s products are used in hospital or urgent care clinical settings and are primarily contracted and distributed through group purchasing organizations and drug wholesalers. The Company’s insulin API products are sold to other pharmaceutical companies for use in their own products and are being used by the Company in the development of injectable finished pharmaceutical products. The Company’s inhalation product, Primatene® Mist, is primarily distributed through drug retailers.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and are prepared in accordance with United States generally accepted accounting principles, or GAAP. All intercompany activity has been eliminated in the preparation of the condensed consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2018, and the notes thereto as filed with the Securities and Exchange Commission, or SEC, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP, have been condensed or omitted from the accompanying condensed consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from the audited financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The Company’s results of operations, comprehensive income (loss) and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.

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

In July 2018, the Company’s Chinese subsidiary, ANP, completed a private placement of its common equity interest to accredited investors for aggregate gross proceeds of approximately $57 million. While investors were initially required to complete their contributions in cash by December 31, 2018, ANP granted an extension to certain investors. Certain investors contributed their payments in Chinese yuan, which resulted in a difference in U.S. dollars, or USD, due to currency fluctuations subsequent to the execution of the placement agreement. A total of $56.3 million was received by ANP and the difference was expensed in the quarter ended March 31, 2019. The Company has retained approximately 58% of the equity interest in ANP following the private placement and continues to consolidate the financial results of

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ANP with the Company’s results of operations. ANP’s net loss after July 2, 2018, was attributed to the Company in accordance with the Company’s equity interest of approximately 58% in ANP.

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

The Company’s French subsidiary, AFP, maintains its book of record in euros. ANP’s other Chinese subsidiaries maintain their books of record in Chinese yuan. Its U.K. subsidiary, IMS UK, maintains its book of record in British pounds. These local currencies have been determined to be the subsidiaries’ respective functional currencies. These books of record are translated into USD using average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transactions. Translation adjustments are reflected in stockholders’ equity and are included as a component of other accumulated comprehensive income (loss). The unrealized gains or losses of intercompany foreign currency transactions that are of a long-term investment nature are reported in other accumulated comprehensive income (loss). The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature for the three and nine months ended September 30, 2019, were $1.5 million loss and $1.7 million loss, respectively, and for the three and nine months ended September 30, 2018, were $0.2 million loss and $1.0 million loss, respectively.

Comprehensive Income (Loss)

For the three and nine months ended September 30, 2019 and 2018, the Company included its foreign currency translation gain or loss as part of its comprehensive income (loss).

Restricted Cash and Short-Term Investments

Restricted cash and short-term investments are collateral required for the Company to effect standby letters of credit and to qualify for workers’ compensation self-insurance and to guarantee certain vendor payments in France. As of September 30, 2019 and December 31, 2018, restricted cash and short-term investments include $1.9 million in cash and $2.3 million in certificates of deposit, respectively. The certificates of deposit have original maturities greater than three months and are classified as short-term investments.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The provision for chargebacks and rebates is reflected as a component of net revenues. The following table is an analysis of the chargeback and rebate provision:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Beginning balance	$22,423	$18,470
Provision for chargebacks and rebates	94,548	88,797
Credits and payments issued to third parties	(97,324)	(86,892)
Ending balance	$19,647	$20,375

Changes in the chargeback provision from period to period are primarily dependent on the Company’s sales to its wholesalers, the level of inventory held by wholesalers, and the wholesalers’ customer mix. Changes in the rebate provision from period to period are primarily dependent on retailer’s and other indirect customers’ purchases. The approach that the Company uses to estimate chargebacks has been consistently applied for all periods presented. Variations in estimates have been historically small. The Company continually monitors the provision for chargebacks and rebates and makes adjustments when it believes that the actual chargebacks and rebates may differ from the estimates. The settlement of chargebacks and rebates generally occurs within 30 days to 60 days after the sale to wholesalers. Accounts receivable and/or accounts payable and accrued liabilities are reduced and/or increased by the chargebacks and rebate amounts depending on whether the Company has the right to offset with the customer. Of the provision for chargebacks and rebates as of September 30, 2019 and December 31, 2018, $14.1 million and $12.0 million were included in accounts receivable, net, on the condensed consolidated balance sheets, respectively. The remaining provision of $5.5 million and $10.4 million were included in accounts payable and accrued liabilities, respectively.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provision for product returns is reflected as a component of net revenues. The following table is an analysis of the product return liability:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Beginning balance	$8,030	$6,522
Provision for product returns	4,611	2,248
Credits issued to third parties	(3,945)	(1,995)
Ending balance	$8,696	$6,775

Of the provision of product returns as of September 30, 2019 and December 31, 2018, $5.7 million and $5.3 million were included in accounts payable and accrued liabilities on the condensed consolidated balance sheets, respectively. The remaining provision as of September 30, 2019 and December 31, 2018, of $3.0 million and $2.7 million was included in other long-term liabilities, respectively. For the nine months ended September 30, 2019 and 2018,  the Company’s aggregate product return rate was 0.9% and 1.3% of qualified sales, respectively.

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

For the three and nine months ended September 30, 2019, options to purchase 803,257 and 783,193 shares of stock, respectively, with a weighted-average exercise price of $21.99 per share and $22.02 per share, respectively, were excluded in the computation of diluted net income per common share attributable to Amphastar Pharmaceuticals, Inc.’s shareholders because the effect from the assumed exercise of these options would be anti-dilutive. Additionally, 3,648,932 options to purchase ANP stock were awarded to ANP employees, which represent approximately 2% of ANP’s total equity, were excluded in the computation of diluted net income per common share attributable to Amphastar Pharmaceuticals, Inc.’s shareholders because the effect from the assumed exercise of these options would be anti-dilutive.

For the three months ended September 30, 2018, options to purchase 1,273,884 shares of stock with a weighted-average exercise price of $20.46 per share were excluded in the computation of diluted net income per common share attributable to Amphastar Pharmaceuticals, Inc. shareholders because the effect from the assumed exercise of these options would be anti-dilutive.

As the Company reported a net loss for the nine months ended September 30, 2018, the diluted net loss per share attributable to Amphastar Pharmaceuticals, Inc. shareholders, as reported, equals the basic net loss per share attributable to Amphastar Pharmaceuticals, Inc. shareholders since the effect of the assumed exercise of stock options, vesting of non-vested RSUs, and issuance of common shares under the Company’s ESPP are anti-dilutive. Total stock options, non-vested RSUs, and shares issuable under the Company’s ESPP excluded from the nine months ended September 30, 2018, net loss per share were 10,646,602 stock options, 1,210,718 non-vested RSUs, and 60,854 shares issuable under the Company’s ESPP.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the calculation of basic and diluted net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Basic and dilutive numerator:
Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$1,310	$2,389	$49,965	$(7,605)
Denominator:
Weighted-average shares outstanding — basic	47,239	46,241	47,030	46,437

Net effect of dilutive securities:
Incremental shares from equity awards	2,836	2,040	3,098	—
Weighted-average shares outstanding — diluted	50,075	48,281	50,128	46,437
Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders — basic	$0.03	$0.05	$1.06	$(0.16)
Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders — diluted	$0.03	$0.05	$1.00	$(0.16)

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information by reporting segment is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Net revenues:
Finished pharmaceutical products	$75,729	$71,767	$224,003	$188,125
API	4,408	3,776	14,971	16,851
Total net revenues	80,137	75,543	238,974	204,976

Gross profit:
Finished pharmaceutical products	34,992	30,571	101,844	77,856
API	260	(1,311)	(3,302)	(5,560)
Total gross profit	35,252	29,260	98,542	72,296

Operating expenses	32,848	26,710	98,337	82,464

Income (loss) from operations	2,404	2,550	205	(10,168)
Non-operating income (expense)	(822)	24	58,837	(347)

Income (loss) before income taxes	$1,582	$2,574	$59,042	$(10,515)

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Finished pharmaceutical products net revenues:
Enoxaparin	$9,573	$18,564	$33,895	$34,286
Lidocaine	11,670	9,875	33,731	29,667
Phytonadione	10,916	8,968	33,477	28,955
Naloxone	10,613	9,432	25,810	29,492
Medroxyprogesterone	7,879	7,552	21,788	16,623
Epinephrine	3,756	1,881	9,574	8,791
Primatene® Mist	3,654	—	9,063	—
Other finished pharmaceutical products	17,668	15,495	56,665	40,311
Total finished pharmaceutical products net revenues	$75,729	$71,767	$224,003	$188,125

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net revenues and carrying values of long-lived assets of enterprises by geographic regions are as follows:

	Net Revenue				Long-Lived Assets
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2019	2018	2019	2018	2019	2018
	(in thousands)
United States	$76,070	$72,477	$227,308	$194,141	$106,950	$109,331
China	59	—	1,043	—	71,353	58,059
France	4,008	3,066	10,623	10,835	43,855	43,028
United Kingdom	—	—	—	—	—	—
Total	$80,137	$75,543	$238,974	$204,976	$222,158	$210,418

Note 6.  Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products as well as suppliers of a broad range of health care products. The Company considers these three customers to be its major customers, as each individually, and these customers collectively, represented a significant percentage of the Company’s net revenue for the three and nine months ended September 30, 2019 and 2018, and accounts receivable as of September 30, 2019 and December 31, 2018, respectively. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
			Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2019	2018	2019	2018	2019	2018
McKesson	31%	28%	24%	30%	26%	27%
AmerisourceBergen	10%	19%	26%	30%	24%	28%
Cardinal Health	21%	21%	21%	23%	22%	22%

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

As of September 30, 2019, cash equivalents include money market accounts. Short-term investments consist of certificates of deposit as well as investment-grade corporate bonds with original expiration dates within 12 months. The certificates of deposit are carried at amortized cost in the Company’s consolidated balance sheet, which approximates their fair value determined based on Level 2 inputs. The corporate bonds are classified as held-to-maturity and are carried at amortized cost, which approximates their fair value determined based on Level 2 inputs.  The restrictions on restricted cash and short-term investments have a negligible effect on the fair value of these financial assets.

The fair value of the Company’s financial assets and liabilities measured on a recurring basis as of September 30, 2019 and December 31, 2018, are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents - money market	$42,564	$42,564	$—	$—
Restricted cash - money market	1,865	1,865	—	—
Short-term investments - certificates of deposit	8,844	—	8,844	—
Restricted short-term investments - certificates of deposit	2,290	—	2,290	—
Fair value measurement as of September 30, 2019	$55,563	$44,429	$11,134	$—

Cash equivalents - money market	$40,907	$40,907	$—	$—
Restricted cash - money market	1,865	1,865	—	—
Short-term investments - certificates of deposit	2,831	—	2,831	—
Restricted short-term investments - certificates of deposit	2,290	—	2,290	—
Fair value measurement as of December 31, 2018	$47,893	$42,772	$5,121	$—

The Company does not hold any significant Level 3 instruments that are measured for fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include long-lived assets, goodwill, and intangible assets for which the fair value of assets is determined as part of the related impairment test. As of September 30, 2019 and December 31, 2018, there were no adjustments to fair value for nonfinancial assets or liabilities.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.  Investments

A summary of the Company’s debt investment securities classified as held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Corporate bonds	$3,795	$—	$(2)	$3,793
Total investments as of September 30, 2019	$3,795	$—	$(2)	$3,793

The Company believes that the unrealized losses disclosed above were primarily driven by interest rate changes rather than by unfavorable changes in the credit ratings associated with these securities and as a result, the Company continues to expect to collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor any other factors that would lead us to believe that any impairment is not temporary.

Note 9.  Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights	10	8,606	2,725	5,881
Patents	12	486	244	242
Land-use rights	39	2,540	535	2,005
Other intangible assets	4	69	69	—
Subtotal	13	11,701	3,573	8,128
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,786	—	3,786
Subtotal	*	33,011	—	33,011
As of September 30, 2019	*	$44,712	$3,573	$41,139

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
Cortrosyn® product rights	12	$27,134	$27,134	$—
IMS (UK) international product rights	10	8,911	2,153	6,758
Patents	12	486	213	273
Land-use rights	39	2,540	486	2,054
Other intangible assets	4	69	63	6
Subtotal	12	39,140	30,049	9,091
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,951	—	3,951
Subtotal	*	33,176	—	33,176
As of December 31, 2018	*	$72,316	$30,049	$42,267

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

Goodwill

The changes in the carrying amounts of goodwill were as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Beginning balance	$3,951	$4,461
Currency translation	(165)	(510)
Ending balance	$3,786	$3,951

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene® Mist, an over-the-counter bronchodilator product, recorded at the allocated fair value of $29.2 million, which is its carrying value as of September 30, 2019.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 10.  Inventories

Inventories consist of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Raw materials and supplies	$57,043	$30,153
Work in process	37,208	30,272
Finished goods	15,603	8,897
Total inventories	$109,854	$69,322

Charges totaling $0.4 million and $6.1 million were included in the cost of revenues in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2019, respectively, to adjust the Company’s inventory and related firm inventory purchase commitments to their net realizable value. For the three and nine months ended September 30, 2018, charges totaling $3.5 million and $6.6 million were included in the cost of revenues, respectively, to adjust the Company’s inventory and related firm inventory purchase commitments to their net realizable value.

Note  11.  Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Buildings	$98,968	$96,287
Leasehold improvements	29,398	26,755
Land	7,570	7,628
Machinery and equipment	152,090	143,299
Furniture, fixtures, and automobiles	20,497	19,151
Construction in progress	73,690	66,390
Total property, plant, and equipment	382,213	359,510
Less accumulated depreciation	(160,055)	(149,092)
Total property, plant, and equipment, net	$222,158	$210,418

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note  12.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Accrued customer fees and rebates	$10,323	$15,215
Accrued payroll and related benefits	22,845	19,430
Accrued product returns, current portion	5,724	5,349
Reserve for net loss on firm purchase commitments	2,094	5,355
Other accrued liabilities	12,107	10,746
Total accrued liabilities	53,093	56,095
Accounts payable	22,044	31,323
Total accounts payable and accrued liabilities	$75,137	$87,418

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note  13.  Debt

Debt consists of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Loans with East West Bank

Equipment loan paid off January 2019	$—	$128
Line of credit facility due December 2020	—	—
Mortgage payable due February 2021	3,423	3,491
Equipment loan due June 2021	2,143	3,061
Equipment loan due December 2022	6,500	8,000
Line of credit facility due February 2024	—	—
Mortgage payable due October 2026	3,416	3,463
Mortgage payable due June 2027	8,695	8,801

Loans with Cathay Bank

Line of credit facility due May 2020	—	—
Mortgage payable due August 2027	7,497	7,627
Acquisition loan due June 2024	11,462	13,025

Loans with Bank of Nanjing
Working capital loan paid off June 2019	—	347

Loans with Seine-Normandie Water Agency

French government loan due June 2020	26	55
French government loan due July 2021	109	172
French government loans due December 2026	423	436

Payment Obligation to Merck	541	552

Equipment under Finance Leases	813	—
Equipment under Capital Leases	—	1,055
Total debt	45,048	50,213
Less current portion of long-term debt	6,969	18,229
Long-term debt, net of current portion	$38,079	$31,984

As of September 30, 2019, the fair value of the loans listed above approximated their carrying amount. The interest rate used in the fair value estimation was determined to be a Level 2 input. For certain loans with East West Bank, the Company has entered into fixed interest rate swap contracts to exchange the variable interest rates for fixed interest rates over the life of certain debt instruments without the exchange of the underlying notional debt amount. The interest rate swap contracts do not qualify for hedge accounting and are recorded at fair value based on Level 2 inputs. These swap contracts had an aggregate fair value of $0.5 million and $0.2 million as of September 30, 2019 and December 31, 2018, respectively. The change in fair value is recorded in other income (expense) in the Company’s condensed consolidated statement of operations.

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

Covenants

At September 30, 2019 and December 31, 2018, the Company was in compliance with its debt covenants, which include a minimum current ratio, minimum debt service coverage, minimum tangible net worth, maximum debt-to-effective-tangible-net-worth ratio, and minimum deposit requirement computed on a consolidated basis. The profitability-related covenants for loans with Cathay Bank will become effective as of December 31, 2019.

Note 14.  Income Taxes

The following table sets forth the Company’s income tax provision (benefit) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Income (loss) before taxes	$1,582	$2,574	$59,042	$(10,515)
Income tax provision (benefit)	598	958	13,292	(2,137)
Net income (loss)	$984	$1,616	$45,750	$(8,378)
Income tax provision (benefit) as a percentage of income (loss) before income taxes	37.8%	37.2%	22.5%	20.3%

The increase in the Company’s effective tax rate for the three and nine months ended September 30, 2019, was primarily due to differences in pre-tax income (loss) positions.

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

In 2019, for purposes of computing its annual effective tax rate, the Company did not benefit from its losses in the states where it files separately. This increased the Company’s income tax provision by an immaterial amount during the three and nine months ended September  30, 2019.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15.  Stockholders' Equity

The changes in stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Stockholders’ equity beginning balance	$432,288	$316,975	$364,359	$333,736
Beginning balance adjustment as a result of the adoption of new accounting standards	—	—	(54)	582
Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	1,310	2,389	49,965	(7,605)
Other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	(1,625)	(410)	(1,835)	(1,476)
Net proceeds from the private placement of ANP	—	26,202	18,966	26,202
Net loss attributable to non-controlling interests	(326)	(773)	(4,215)	(773)
Net proceeds from equity plans, net of withholding tax payments	2,138	568	1,981	274
Share-based compensation expense	4,294	3,908	13,000	12,770
Purchase of treasury stock	(4,426)	(7,589)	(8,514)	(22,440)
Stockholders’ equity ending balance	$433,653	$341,270	$433,653	$341,270

The Company issued 186,284 and 960,369 of common shares during the three and nine months ended September 30, 2019 and 171,191 and 794,255 of common shares during the three and nine months ended September 30, 2018, respectively, in connection with the Company’s equity plans.

Share Buyback Program

Pursuant to the Company’s existing share buyback program, the Company purchased 206,686 and 403,145 shares of its common stock during the three and nine months ended September 30, 2019, for total consideration of $4.4 million and $8.5 million, respectively. The Company purchased 441,175 and 1,278,916 shares of its common stock during the three and nine months ended September 30, 2018, for total consideration of $7.6 million and $22.4 million, respectively.

In November 2019, the Company’s Board of Directors authorized an increase of $20.0 million to the Company’s share buyback program, which is expected to continue for an indefinite period of time. The primary goal of the program is to offset dilution created by the Company’s equity compensation programs.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The 2015 Equity Incentive Plan

As of September 30, 2019, the Company reserved an aggregate of 6,209,600 shares of common stock for future issuance under the 2015 Equity Incentive Plan, or the 2015 Plan, including 1,165,778 shares which were reserved in January 2019 pursuant to the evergreen provision in the 2015 Plan.

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

The weighted-averages for key assumptions used in determining the fair value of options granted during the three and nine months ended September 30, 2019 and 2018, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Average volatility	41.9%	40.3%	42.5%	39.9%
Risk-free interest rate	1.5%	2.8%	2.4%	2.7%
Weighted-average expected life in years	6.3	6.3	5.7	5.7
Dividend yield rate	—%	—%	—%	—%

A summary of option activity  for the nine months ended September 30, 2019, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2018	10,105,565	$14.69
Options granted	1,058,314	20.99
Options exercised	(1,262,741)	15.14
Options cancelled	(7,778)	18.47
Options expired	(92,881)	20.12
Outstanding as of September 30, 2019	9,800,479	$15.26	5.00	$46,815
Exercisable as of September 30, 2019	7,047,266	$14.15	3.95	$40,285

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock for those awards that have an exercise price below the estimated fair value at September 30, 2019.

For the three and nine months ended September 30, 2019,  the Company recorded expenses of $2.0 million and $6.2 million, respectively, related to stock options granted. For the three and nine months ended September 30, 2018,  the Company recorded expenses of $1.8 million and $6.4 million, respectively, related to stock options granted under all plans.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to option grants and exercises is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Weighted-average grant date fair value per option share	$9.50	$7.90	$8.48	$7.79
Intrinsic value of options exercised	1,700	2,302	7,522	3,640
Cash received from options exercised	2,234	1,537	7,281	4,048
Total fair value of the options vested during the year	85	93	7,587	7,963

A summary of the status of the Company’s non-vested options as of September 30, 2019, and changes during the nine months ended September 30, 2019, is presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2018	3,279,026	$5.47
Options granted	1,058,314	8.48
Options vested	(1,576,349)	4.81
Options forfeited	(7,778)	7.93
Non-vested as of September 30, 2019	2,753,213	6.99

As of September 30, 2019, there was $13.6 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted. The cost is expected to be recognized over a weighted-average period of 2.4 years and will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period using the straight-line method. During the three and nine months ended September 30, 2019, the Company recorded expenses of $2.1 million and $6.2 million, respectively, related to RSU awards granted. During the three and nine months ended September 30, 2018, the Company recorded expenses of $1.9 million and $5.9 million, respectively, related to RSU awards granted.

As of September 30, 2019,  there was $14.8 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted. The cost is expected to be recognized over a weighted-average period of 2.4 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
		Value of RSUs
		Issued
	Total RSUs	as
	Issued	Compensation(1)
		(in thousands)
RSUs outstanding at December 31, 2018	1,206,661
RSUs granted	442,371	$8,970
RSUs forfeited	(4,842)
RSUs vested(2)	(541,437)
RSUs outstanding at September 30, 2019	1,102,753

(1)	The total fair market value is derived from the number of RSUs granted times the stock price on the date of grant.
(2)	Of the vested RSUs, 238,000 shares of common stock were surrendered to fulfill tax withholding obligations.

The Company recorded share-based compensation expense and it is included in the Company’s consolidated statement of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenues	$701	$884	$2,939	$3,025
Operating expenses:
Selling, distribution, and marketing	96	86	285	297
General and administrative	3,138	2,615	8,577	8,251
Research and development	359	323	1,199	1,197
Total share-based compensation	$4,294	$3,908	$13,000	$12,770

The 2018 ANP Equity Incentive Plan

In December 2018, ANP’s board of directors approved the 2018 Plan, which is set to expire in December 2023. The 2018 Plan permits the grant of stock options and other equity awards in ANP shares to ANP employees. In June 2019, ANP issued 3,648,932 stock options to its employees under the 2018 Plan all of which were still outstanding at September 30, 2019. The options vest over a period of approximately four years and have up to a 10 year contractual term. The total fair value of the options awarded was $2.1 million. For the three and nine months ended September 30, 2019, the Company recorded expense of $0.1 million and $0.2 million related to stock options issued by ANP under the 2018 Plan, respectively.

Note 16.  Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the three and nine months ended September 30, 2019 were approximately $0.3 million and $1.0 million, respectively, compared to the prior year expense of $0.3 million and $0.9 million for the three and nine months ended September 30, 2018, respectively.

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

The liability under the plan is based on a discount rate of 0.9% and 1.70% as of September 30, 2019 and December 31, 2018, respectively. The liability is included in accrued liabilities in the accompanying consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.2 million and $2.2 million at September 30, 2019 and December 31, 2018, respectively. The Company recorded an immaterial amount of expense under the plan for the three months ended September 30, 2019, and $0.2 million for the nine months ended September 30, 2019. The Company recorded an immaterial amount of expense under the plan for the three months ended September 30, 2018, and $0.2 million for the nine months ended September 30, 2018.

Note 17.  Commitments and Contingencies

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

The components of lease costs for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
	(in thousands)
Operating lease costs	$1,082	$2,872

Short-term lease costs	150	457

Finance lease costs
Amortization of right-of-use assets	86	257
Interest on lease liabilities	12	36
Total finance lease costs	$98	$293

Total lease costs	$1,330	$3,622

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other information pertaining to leases is as follows:

Nine Months Ended
September 30,
2019
Supplemental cash flow information	(in thousands, except lease term and discount rate)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,523
Operating cash flows from finance leases	36
Financing cash flows from finance leases	262

Right-of use assets obtained in exchange for lease liabilities
Operating leases	7,830
Finance leases	59

Weighted-average remaining lease term (years)
Operating leases	8.3
Finance leases	2.7

Weighted-average discount rate
Operating leases	5.9%
Finance leases	4.6%

Future minimum rental payments under operating leases that have initial or remaining non-cancelable lease terms in excess of 12 months as of September 30, 2019, are as follows:

		Operating	Finance
		Leases	Leases	Total
		(in thousands)
2019	(excluding the Nine Months Ended September 30, 2019)	$1,006	$8	$1,014
2020		4,128	375	4,503
2021		4,353	298	4,651
2022		3,669	174	3,843
2023		2,472	14	2,486
Thereafter		10,167	5	10,172
Total lease payments		$25,795	$874	$26,669
Less: interest		5,765	61	5,826
Total		$20,030	$813	$20,843

Purchase Commitments

As of September 30, 2019, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $42.4 million. The Company anticipates that most of these commitments with remaining terms in excess of one year will be fulfilled by 2020.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with certain agreements between ANP and the Chinese government, in January 2010 and November 2012, the Company acquired certain land-use rights for $1.2 million and $1.3 million, respectively. As required by these agreements, the Company committed to spend approximately $15.0 million in the related land development, which primarily includes the construction of fixed assets according to a specific timetable. As of September 30, 2019, the Company has spent $8.3 million on such construction. The Company anticipates that this spending commitment will be met by the end of 2019.

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

Note 19.  Litigation

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

false and misleading statements to the U.S. Patent and Trademark Office, as well as through false and misleading statements to the FDA, overcharged the federal and state governments for its Lovenox® product.

On May 11, 2017, the Company’s lawsuit against Aventis was dismissed. On July 14, 2017, Aventis filed an application with the District Court for entitlement to attorneys’ fees and expenses. On November 20, 2017, the District Court issued its order granting Aventis’ application for fees, stating that it would refer the matter to a magistrate judge for a report and recommendation regarding the amount of the award to be made.

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

Epinephrine Injection, 0.1 mg/mL Litigation

On June 28, 2018, Belcher Pharmaceuticals, LLC, or Belcher, initiated a lawsuit by filing a complaint against IMS for infringement of U.S. Patent No. 9,283,197 (the “‘197 Patent”), with regard to IMS’s New Drug Application No. 211363, filed under 21 U.S.C. § 355(b)(2) of the Hatch-Waxman Act, for FDA approval to manufacture and sell 0.1 mg/mL epinephrine injections. On July 3, 2019, the Parties filed a Joint Stipulation to stay the litigation pending the Court’s ruling on the outcome of Belcher’s trial with Hospira. On August 19, 2019, the judge signed the order staying the litigation pending the Court’s ruling on the outcome of Belcher’s trial with Hospira. The Company intends to vigorously defend this lawsuit.

Vasopressin (20 units/mL) Patent Litigation

On December 20, 2018, Par Pharmaceutical, Inc., Par Sterile Products, LLC and Endo Par Innovation Company (collectively, “Par”) initiated a patent lawsuit by filing a Complaint against the Company for infringement of U.S. Patent Nos. 9,375,478 (“the ‘478 Patent”), 9,687,526 (“the ‘526 Patent”), 9,744,209 (“the ‘209 Patent”), 9,744,239 (“the ‘239 Patent”), 9,750,785 (“the ‘785 Patent”) and 9,937,223 (“the ‘223 Patent”) (collectively, “Par Patents”) with regard to the Company’s Abbreviated New Drug Application, or ANDA No. 211,857 for FDA approval to manufacture and sell Vasopressin (20 units/ mL). The Company filed its Answer to this Complaint on February 19, 2019. On April 18, 2019, the Court held a scheduling conference and entered a Scheduling Order.

On September 27, 2019, the Court entered a Revised Scheduling Order that consolidates the Company’s vasopressin patent lawsuit with two other vasopressin patent lawsuits filed by Par in the same Court, Par v. Amneal Pharmaceuticals GMBH et al., and Par v. American Regent, Inc. (collectively, the “Consolidated Vasopressin Patent Lawsuits”).  In the Revised Scheduling Order, trial is still scheduled for January 2021 and the Company’s 30-month FDA stay is maintained at May 21, 2021. On the same day, the Court entered a Protective Order on the Consolidated Vasopressin Patent Lawsuits. The Company intends to vigorously defend this patent lawsuit.

Employment Litigation

On September 11, 2019, a former employee (“Plaintiff”) initiated an employment litigation against IMS et al. by filing a Class Action Complaint for alleged violations of various California labor laws pertaining to wage and hour, and other state laws (collectively, “Employment Litigation”). This Class Action Complaint was filed in the Superior Court of California. The Company intends to vigorously defend this Employment Litigation.

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

We are currently developing a portfolio of 15 generic abbreviated new drug applications, or ANDAs, three biosimilar product candidates and four proprietary product candidates, which are in various stages of development and target a variety of indications. Five of the ANDAs and one new drug application, or NDA, are currently on file with the FDA.

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

On May 20, 2019, we entered into a settlement relating to the enoxaparin patent and antitrust litigation with Momenta Pharmaceuticals, Inc. and Sandoz Inc. Pursuant to the settlement agreement, the plaintiffs paid us $59.9 million on June 27, 2019. For more information regarding the enoxaparin patent and antitrust litigation,  see Note 19 to the condensed consolidated financial statements for more information regarding litigation matters.

Business Segments

As of September 30, 2019, our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) API products. The finished pharmaceutical products segment manufactures, markets, and distributes enoxaparin, naloxone, phytonadione, lidocaine, medroxyprogesterone acetate, Primatene® Mist, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes RHI API and porcine insulin API for external customers and internal product development. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products. (see Note 5 to the condensed consolidated financial statements for more information regarding our segment reporting).

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net revenues

	Three Months Ended
	September 30,		Change
	2019	2018	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products	$75,729	$71,767	$3,962	6%
API	4,408	3,776	632	17%
Total net revenues	$80,137	$75,543	$4,594	6%
Cost of revenues
Finished pharmaceutical products	$40,737	$41,196	$(459)	(1)%
API	4,148	5,087	(939)	(18)%
Total cost of revenues	$44,885	$46,283	$(1,398)	(3)%
Gross profit	$35,252	$29,260	$5,992	20%
as % of net revenues	44%	39%

The increase in net revenues of finished pharmaceutical products for the three months ended September 30, 2019 was primarily due to the following changes:

	Three Months Ended
	September 30,		Change
	2019	2018	Dollars	%
	(in thousands)
Finished pharmaceutical products net revenues
Lidocaine	$11,670	$9,875	$1,795	18%
Phytonadione	10,916	8,968	1,948	22%
Naloxone	10,613	9,432	1,181	13%
Enoxaparin	9,573	18,564	(8,991)	(48)%
Medroxyprogesterone	7,879	7,552	327	4%
Epinephrine	3,756	1,881	1,875	100%
Primatene® Mist	3,654	—	3,654	N/A
Other finished pharmaceutical products	17,668	15,495	2,173	14%
Total finished pharmaceutical products net revenues	$75,729	$71,767	$3,962	6%

The increase in sales of lidocaine was driven equally by a higher average selling price and higher unit volumes, with each factor having an impact of $0.9 million. The increase in sales of phytonadione during the third quarter of 2019 was driven by a higher average selling price. The increase in sales of epinephrine and naloxone were both primarily driven by higher unit volumes. Other finished pharmaceutical products sales increased primarily due to higher unit sales volumes of atropine, calcium chloride and dextrose, which were in high demand due to market shortages. Enoxaparin sales decreased due to lower unit volumes as a result of increased competition.

We anticipate that sales of naloxone, enoxaparin, and medroxyprogesterone will continue to fluctuate in the future as a result of competition.

Sales of API primarily depend on the timing of customer purchases. In August 2019, we amended the Supply Agreement with MannKind Corporation, or MannKind, whereby MannKind’s aggregate total commitment of RHI API under the Supply Agreement was modified and extended for an additional two years through 2026, which timeframe would have previously lapsed after calendar year 2024. MannKind has agreed to pay us an amendment fee of $2.75 million. We recognized the first payment of the amendment fee of $1.5 million in net revenues during the three months ended September 30, 2019. The remaining balance of the amendment fee is due in December 2019.

We anticipate that sales of API will continue to fluctuate and may decrease due to the inherent uncertainties related to sales to MannKind. In addition, most of our API sales are denominated in euros, and the fluctuation in the value of the euro versus the U.S. dollar has had, and will continue to have, an impact on API sales revenues in the near term.

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. We had no significant backlog as of September 30, 2019. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross margins

The launch of Primatene® Mist, which is a higher margin product, as well as the higher average selling price of phytonadione, helped increase our gross margins for the third quarter of 2019. Gross margins for Primatene® Mist were magnified by the use of API and components which were expensed to pre-launch inventory in prior years.

The cost of heparin, which is the starting material for enoxaparin, has increased and is expected to increase further, putting downward pressure on our gross margins. However, we believe that this trend will be offset by sales of our higher-margin products, such as medroxyprogesterone, isoproterenol and Primatene® Mist, which were launched over the past two years.

Selling, distribution and marketing, and general and administrative

	Three Months Ended
	September 30,		Change
	2019	2018	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$3,221	$1,963	$1,258	64%
General and administrative	$11,021	$13,407	$(2,386)	(18)%

The increase in selling, distribution, and marketing expenses was primarily due to marketing expenses related to Primatene® Mist, including the cost of a television and radio marketing campaign which began in July 2019. The decrease in general and administrative expense was primarily due to a decrease in legal expenses as a result of the enoxaparin patent and antitrust litigation settlement (see Note 19 to the condensed consolidated financial statements for more information regarding litigation matters).

We expect that selling, distribution and marketing expenses will increase due to the increase in marketing expenditures for Primatene® Mist. We expect that general and administrative expenses will increase on an annual basis due to increased costs associated with ongoing compliance with public company reporting obligations and an increase in legal fees associated with patent challenges.

Research and development

	Three Months Ended
	September 30,		Change
	2019	2018	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$6,979	$4,313	$2,666	62%
Clinical trials	2,238	193	2,045	1,060%
FDA fees	194	229	(35)	(15)%
Testing, operating and lab supplies	4,770	4,286	484	11%
Depreciation	2,171	1,291	880	68%
Other expenses	2,254	1,028	1,226	119%
Total research and development expenses	$18,606	$11,340	$7,266	64%

Research and development costs consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

Salaries and personnel-related expenses as well as depreciation expense increased during the third quarter of 2019 primarily due to API and key component development at our ANP facility. Clinical trial expense increased due to external studies related to our generic product pipeline, primarily for our inhalation ANDAs. Testing, operating and lab supplies increased due to expenditures on materials for our pipeline products.

We have made, and expect to continue to make, substantial investments in research and development to expand our product portfolio and grow our business. We expect that research and development expenses will increase on an annual basis due to increased clinical trial costs related to our biosimilar and inhalation product candidates. These expenditures will include costs of APIs developed internally as well as APIs purchased externally, the cost of purchasing reference listed drugs and the costs of performing the clinical trials. As we undertake new and challenging research and development projects, we anticipate that the associated costs will increase significantly over the next several quarters and years.

Income tax provision

	Three Months Ended
	September 30,		Change
	2019	2018	Dollars	%
	(in thousands)
Income tax provision	$598	$958	$(360)	NM
Effective tax rate	38%	37%

The difference in income tax provision was primarily due to differences in pre-tax income positions.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net revenues

	Nine Months Ended
	September 30,		Change
	2019	2018	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products	$224,003	$188,125	$35,878	19%
API	14,971	16,851	(1,880)	(11)%
Total net revenues	$238,974	$204,976	$33,998	17%
Cost of revenues
Finished pharmaceutical products	$122,159	$110,269	$11,890	11%
API	18,273	22,411	(4,138)	(18)%
Total cost of revenues	$140,432	$132,680	$7,752	6%
Gross profit	$98,542	$72,296	$26,246	36%
as % of net revenues	41%	35%

The increase in net revenues of the finished pharmaceutical products for the nine months ended September 30, 2019, was primarily due to the following changes:

	Nine Months Ended
	September 30,		Change
	2019	2018	Dollars	%
	(in thousands)
Finished pharmaceutical products net revenues
Enoxaparin	$33,895	$34,286	$(391)	(1)%
Lidocaine	33,731	29,667	4,064	14%
Phytonadione	33,477	28,955	4,522	16%
Naloxone	25,810	29,492	(3,682)	(12)%
Medroxyprogesterone	21,788	16,623	5,165	31%
Epinephrine	9,574	8,791	783	9%
Primatene® Mist	9,063	—	9,063	N/A
Other finished pharmaceutical products	56,665	40,311	16,354	41%
Total finished pharmaceutical products net revenues	$224,003	$188,125	$35,878	19%

$2.3 million of the increase in sales of lidocaine was due to higher unit volumes, while the remainder was due to higher average selling prices. The increase in sales of phytonadione was primarily driven by  a higher average selling price. The decrease in sales of naloxone was primarily driven by lower average selling prices, with an impact of $2.2 million, while volume reductions accounted for the remainder of the decrease. The increase in sales of medroxyprogesterone was due to increased unit sales as it was launched in the first quarter of 2018, therefore, the prior year did not have a full quarter of sales during the first quarter of 2018. Other finished pharmaceutical products sales increased primarily due to higher unit sales volumes of Cortrosyn®, atropine, calcium chloride, and dextrose, which were in high demand due to market shortages. Sales of isoproterenol, which we launched in the third quarter of 2018, also contributed to the increase in other finished pharmaceutical sales.

We anticipate that sales of naloxone, enoxaparin, and medroxyprogesterone will continue to fluctuate in the future as a result of competition.

Sales of API primarily depend on the timing of customer purchases. In August 2019, we amended the Supply Agreement with MannKind, and recognized the first payment of the amendment fee of $1.5 million in net revenues during the nine months ended September 30, 2019. The remaining balance of the amendment fee is due in December 2019.

We anticipate that sales of API will continue to fluctuate and may decrease due to the inherent uncertainties related to sales to MannKind. In addition, most of our API sales are denominated in euros, and the fluctuation in the value of the euros versus the U.S. dollar has had, and will continue to have, an impact on API sales revenues in the near term.

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. We had no significant backlog as of September 30, 2019. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross margins

The launch of Primatene® Mist and an increase in sales of medroxyprogesterone and Cortrosyn®, which are higher margin products, as well as the higher average selling price of enoxaparin and phytonadione, helped increase our gross margins for the nine months ended September 30, 2019. Gross margins for Primatene® Mist were magnified by the use of API and components which were expensed to pre-launch inventory in prior years.

The cost of heparin, which is the starting material for enoxaparin, has increased and is expected to increase further, putting downward pressure on our gross margins. However, we believe that this trend will be offset by sales of our higher-margin products, such as medroxyprogesterone, isoproterenol, and Primatene® Mist, which were launched over the past two years.

Selling, distribution and marketing, and general and administrative

	Nine Months Ended
	September 30,		Change
	2019	2018	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$9,354	$5,560	$3,794	68%
General and administrative	$39,774	$36,074	$3,700	10%

The increase in selling, distribution, and marketing expenses was primarily due to marketing expenses related to Primatene® Mist, including the cost of a television marketing campaign which began in July 2019. The increase in general and administrative expense was primarily due to an increase in personnel-related expenses, as well as legal expenses (see Note 19 to the condensed consolidated financial statements for more information regarding litigation matters).

We expect that selling, distribution and marketing expenses will increase due to the increase in marketing expenditure for Primatene® Mist. We expect that general and administrative expenses will increase on an annual basis due to increased costs associated with ongoing compliance with public company reporting obligations and an increase in legal fees associated with patent challenges.

Research and development

	Nine Months Ended
	September 30,		Change
	2019	2018	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$19,621	$12,691	$6,930	55%
Pre-launch inventory	158	1,573	(1,415)	(90)%
Clinical trials	5,471	2,219	3,252	147%
FDA fees	598	1,690	(1,092)	(65)%
Testing, operating and lab supplies	11,220	15,349	(4,129)	(27)%
Depreciation	6,447	3,852	2,595	67%
Other expenses	5,694	3,456	2,238	65%
Total research and development expenses	$49,209	$40,830	$8,379	21%

Research and development costs consist primarily of costs associated with the research and development of our product candidates. We expense research and development costs as incurred.

Salaries and personnel-related expenses as well as depreciation expense increased during the nine months ended September 30, 2019 primarily due to API and key component development at our ANP facility. Clinical trial expense increased due to external studies related to our generic product pipeline, primarily for our inhalation ANDAs. These increases were partially offset by a decrease in pre-launch inventory compared to the same period last year relating to the production of Primatene® Mist in anticipation for the launch at the end of 2018. FDA fees decreased for the period, as we filed an NDA and ANDA for products we currently market or previously marketed under the grandfather exception in 2018.

We have made, and expect to continue to make, substantial investments in research and development to expand our product portfolio and grow our business. We expect that research and development expenses will increase on an annual basis due to increased clinical trial costs related to our biosimilar and inhalation product candidates. These expenditures will include costs of APIs developed internally as well as APIs purchased externally, the cost of purchasing reference listed drugs and the costs of performing the clinical trials. As we undertake new and challenging research and development projects, we anticipate that the associated costs will increase significantly over the next several quarters and years.

Other income (expenses), net

	Nine Months Ended
	September 30,		Change
	2019	2018	Dollars	%
	(in thousands)
Other income (expenses), net	$58,172	$(440)	$58,612	NM

In June 2019, we recognized a gain of $59.9 million relating to our settlement of the enoxaparin patent and antitrust litigation with Momenta Pharmaceuticals, Inc. and Sandoz Inc. For more information regarding the enoxaparin patent and antitrust litigation,  see Note 19 to the condensed consolidated financial statements for more information regarding litigation matters.

Income tax provision (benefit)

	Nine Months Ended
	September 30,		Change
	2019	2018	Dollars	%
	(in thousands)
Income tax provision (benefit)	$13,292	$(2,137)	$15,429	NM
Effective tax rate	23%	20%

The difference in income tax provision (benefit) was primarily due to differences in pre-tax income (loss) positions.

Liquidity and Capital Resources

Cash Requirements and Sources

We need capital resources to maintain and expand our business. We expect our cash requirements to increase significantly in the foreseeable future as we sponsor clinical trials for, seek regulatory approvals of, and develop, manufacture and market our current development‑stage product candidates and pursue strategic acquisitions of businesses or assets. Our future capital expenditures include projects to upgrade, expand, and improve our manufacturing facilities in the United States, China, and France. Our cash obligations include the principal and interest payments due on our existing loans and lease payments, as described below and throughout this Quarterly Report. As of September 30, 2019, our foreign subsidiaries collectively held $33.4 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

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

Working capital increased by $68.8 million to $182.3 million at September 30, 2019, compared to $113.5 million at December 31, 2018 as a result of the $59.9 million settlement received relating to the enoxaparin patent and antitrust litigation with Momenta Pharmaceuticals, Inc. and Sandoz Inc. For more information regarding the enoxaparin patent and antitrust litigation, see Note 19 to the condensed consolidated financial statements.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$36,110	$28,674
Investing activities	(43,175)	(33,385)
Financing activities	6,599	8,086
Effect of exchange rate changes on cash	(260)	(235)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(726)	$3,140

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $36.1 million for the nine months ended September 30, 2019, which included net income of $45.8 million. Non-cash items were primarily comprised of $13.3 million of depreciation and amortization, and $13.0 million of share-based compensation expense.

Additionally, there was a net cash outflow from changes in operating assets and liabilities of $48.9 million which resulted from the decrease in accounts receivable, offset by an increase in inventory, as well as a decrease in accounts payable and accrued liabilities. The decrease in accounts receivable was due to the timing of sales in the quarter. The increase in inventory was partially due to increased purchases of raw materials and production of finished goods resulting in a net increase of $31.0 million of enoxaparin and a net increase of $8.9 million of Primatene® Mist inventory. We plan to utilize our deferred tax credits to offset a significant portion of the tax liability related to 2019 U.S. federal and California state taxable income. Accounts payable and accrued liabilities decreased primarily due to the timing of payments.

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

Investing Activities

Net cash used in investing activities was $43.2 million for the nine months ended September 30, 2019, primarily as a result of $33.1 million in purchases of property, plant, and equipment, which included $7.3 million incurred in the United States, $6.6 million in France, and $19.2 million in China. Additionally, we purchased $9.8 million in short-term investments.

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

Financing Activities

Net cash provided by financing activities was $6.6 million for the nine months ended September 30, 2019, primarily as a result of the receipt of $18.3 million for ANP private placement, and $2.0 million in net proceeds received from our equity plans.  This was partially offset by $8.5 million used to purchase treasury stock.  Additionally, we made $5.2 million in principal payments on our long-term debt and lines of credit.

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

Indebtedness

For more information regarding our outstanding indebtedness, see Note 13 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except that our outstanding debt obligations have changed as follows:

	September 30,	December 31,
	2019	2018	Change
	(in thousands)
Short-term debt and current portion of long-term debt	$6,969	$18,229	$(11,260)
Long-term debt	38,079	31,984	6,095
Total debt	$45,048	$50,213	$(5,165)

As of September 30, 2019, we had $45.0 million in unused borrowing capacity under revolving lines of credit with Cathay Bank and East West Bank.

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

There were no material changes to our critical accounting policies during the three and nine months ended September 30, 2019, other than the adoption of ASC 2016-02, Leases, or ASC 2016-02, using the alternative transition method. The results for the reporting period beginning after January 1, 2019, are presented in accordance with the new standard, although comparative information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the condensed consolidated financial statements for more information regarding summary of Significant Accounting Policies.

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

From August 27 through September 04, 2019, one of our California clinical trial sites was subject to a pre-approval biomonitoring inspection by the FDA. The inspection included a review of the clinical trial data to support one of our pending applications. The inspection resulted in no Form 483 findings. No further actions will be necessary.

From October 7 through October 11, 2019, our Chinese subsidiary ANP, was subject to a cGMP inspection by the FDA. The inspection included a review of compliance with FDA regulations relating to Good Manufacturing Practices. The inspection resulted in one observation on Form 483. We responded to that observation. We believe that our response to the observation will satisfy the requirements of the FDA and that no significant further actions will be necessary.

From October 24 to November 5, 2019, our IMS facility in South El Monte, California was subject to a preapproval inspection by the FDA. The inspection included a review of data to support our pending applications. The inspection resulted in observations on Form 483. We will respond to those observations within the required timeframe. We believe that our responses to the observations will satisfy the requirements of the FDA and that no significant further actions will be necessary.

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

Investment Risk

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary. As of September 30, 2019,  none of our investments experienced any declines in fair value that are other than temporary. We do not enter into investments for trading or speculative purposes.

As of September 30, 2019, we had $28.3 million deposited in seven banks located in China, $4.3 million deposited in one bank located in France, and $0.8 million deposited in one bank located in the United Kingdom. We also maintained $42.6 million in cash equivalents that include money market accounts as of September 30, 2019. Additionally, we maintain approximately $3.8 million in corporate bonds as of September 30, 2019. The remaining amounts of our cash equivalent as of September 30, 2019, are in non-interest bearing accounts.

Interest Rate Risk

Our primary exposure to market risk is interest‑rate‑sensitive investments and credit facilities, which are affected by changes in the general level of U.S. interest rates. Due to the nature of our short-term investments, we believe that we are not subject to any material interest rate risk with respect to our short-term investments.

As of September 30, 2019, we had $45.0 million in long-term debt and finance leases outstanding. Of this amount, $11.5 million had variable interest rates which were not locked-in through fixed interest rate swap contracts. The debt with variable interest rate exposure had a weighted-average interest rate of 5.3% at September 30, 2019. An increase in the index underlying these rates of 1% (100 basis points) would increase our annual interest expense on the debt with variable interest rate exposure by approximately $0.1 million per year.

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

As of September 30, 2019, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would result in approximately $3.2 million reduction of foreign currency gains, and approximately $3.5 million reduction in other comprehensive income.

As of September 30, 2019, our foreign subsidiaries had cash balances denominated in foreign currencies of $7.0 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

For the years ended December 31, 2018, 2017, and 2016, we recorded net revenues of $26.4 million, $22.0 million, and $17.4 million, respectively, from our unapproved products. For the nine months ended September 30, 2019 and 2018, we recorded net revenues of $29.1 million and $19.8 million, respectively, from our unapproved products. Our unapproved products currently on the market include: atropine, morphine, dextrose and epinephrine prefilled syringes. We have filed three ANDAs and one NDA with respect to our remaining unapproved products in order to mitigate all risk associated with the marketing of unapproved drug products. Prior to the approval of our ANDA and NDA submissions, we continue to operate in compliance with the FDA Compliance Policy Guide, CPG Sec. 440.100 Marketed New Drugs Without Approved NDAs and ANDAs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock:

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
July 1 – July 31, 2019	—	$—	—	—
August 1 – August 31, 2019	72,125	21.50	72,125	—
September 1 – September 30, 2019	134,561	21.32	134,561	—

(1)

During the third quarter of 2019, we repurchased shares of our common stock as part of the share buyback program authorized by our Board of Directors on May 6, 2019. As of September 30, 2019, $35.6 million remained available under such program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Incorporated by reference herein
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.1	Ninth Amendment to the Acquisition Loan, dated July 19, 2019 between Amphastar Pharmaceuticals, Inc. and Cathay Bank	10-Q	10.1	August 9, 2019

10.2*	Fifth Amendment to the Supply Agreement by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc., dated August 2, 2019	10-Q	10.2	August 9, 2019

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

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

Date: November 8, 2019

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 8, 2019