Form 10-K
period 2019-12-31
Amphastar Pharmaceuticals, Inc.
filed 2020-03-16
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻	Smaller reporting company	◻
			
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ◻    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of Common Stock on such date as reported by Nasdaq Global Select Market, was approximately $638,120,912. Shares of common stock known to be held by directors, executive officers and holders of 5% or more of the outstanding common stock of the registrant are not included in the computation. No determination has been made that such persons are “affiliates” of the registrant for any other purpose.

At March 9, 2020, there were 46,238,303 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year to which this report relates in connection with its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Amphastar Pharmaceuticals, Inc.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements relate to future events or future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the sales and marketing of our products;
•	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;
•	interruptions to our manufacturing and production as a result of natural catastrophic events or other causes beyond our control such as power disruptions or widespread disease outbreaks;
•	the timing and likelihood of U.S. Food and Drug Administration, or FDA, approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;
•	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;
•	our ability to compete in the development and marketing of our products and product candidates;
•	our expectations regarding the business expansion plans for our Chinese subsidiary, ANP;
•	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;
•	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our active pharmaceutical ingredient, or API, customers;
•	the potential for our marketed products to be withdrawn due to patient adverse events or deaths, or if we fail to secure FDA approval for products subject to the Prescription Drug Wrap-Up program;
•	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;
•	the amount of price concessions or exclusion of suppliers adversely affecting our business;
•	our ability to establish and maintain intellectual property protection for our products and our ability to successfully defend our intellectual property in cases of alleged infringement;
•	the implementation of our business strategies, product development strategies and technology utilization;
•	the potential for exposure to product liability claims;
•	future acquisitions, divestitures or investments, including the anticipated benefits of such acquisitions, divestitures or investments;
•	our ability to expand internationally;
•	economic and industry trends and trend analysis;
•	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•	global, national and local economic and market conditions, specifically with respect to geopolitical uncertainty, and the outbreak of the coronavirus known as COVID-19;
•	the impact of trade tariffs, export or import restrictions, or other trade barriers;
•

the impact of Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate including the potential for drug price controls;

•	the impact of global and domestic tax reforms, including the Tax Cuts and Jobs Act of 2017, or the Tax Act;

•	the timing for completion of the validation of the new construction at our ANP and Amphastar facilities; and
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

Item 1.  Business.

Overview

We are a specialty pharmaceutical company that focuses primarily on developing, manufacturing, marketing and selling technically challenging generic and proprietary injectable, inhalation, and intranasal products, as well as insulin active pharmaceutical ingredient, or insulin API, products. We currently manufacture and sell over 20 products. In November 2018, the FDA granted over-the-counter approval of our New Drug Application, or NDA, for our patented Primatene® Mist using a new hydrofluoroalkanes, or HFA, formulation.

We are currently developing a portfolio of 15 generic abbreviated new drug applications, or ANDAs, three biosimilar insulin product candidates and four proprietary product candidates, which are in various stages of development and target a variety of indications. We currently have seven ANDAs and one NDA on file with the FDA.

For the years ended December 31, 2019, 2018, and 2017, we recorded net revenues of $322.4 million, $294.7 million, and $240.2 million, respectively. We recorded net income of $48.9 million and $3.6 million for the years ended December 31, 2019 and 2017, respectively and recorded a net loss of $5.7 million for the year ended December 31, 2018.

Our largest products by net revenues currently include lidocaine jelly and sterile solution, phytonadione, enoxaparin sodium injection, naloxone hydrochloride injection, medroxyprogesterone acetate, and Primatene® Mist. We launched medroxyprogesterone acetate in the first quarter of 2018. In the fourth quarter of 2018, we launched our over-the-counter product Primatene® Mist. In July 2019, we began a national radio and television campaign for Primatene® Mist, which will continue throughout 2020.

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

On May 20, 2019, we entered into a settlement agreement relating to the enoxaparin patent and antitrust litigation with Momenta Pharmaceuticals, Inc. and Sandoz Inc. Pursuant to the settlement agreement, the plaintiffs paid us $59.9 million on June 27, 2019. For more information regarding the enoxaparin patent and antitrust litigation, see Note 20 to the consolidated financial statements for more information regarding litigation matters.

Our Markets

We primarily target products with high technical barriers to market entry, with a particular focus on the injectable and inhalation markets. We also manufacture and sell certain APIs.

•

Injectable market.  Based on an IQVIA National Sales Perspective Report, the U.S. generic injectable drug market in 2019 was over $11 billion. Our generic development portfolio is targeting opportunities in over $5 billion of this market. The injectable market requires highly technical manufacturing capabilities and compliance with strict current Good Manufacturing Practice, or cGMP, requirements, which create high barriers to market entry. Due to these high barriers to market entry, there are a limited number of companies with the technology and experience needed to manufacture injectable products. There have also been a number of quality issues over the past several years that have disrupted the ability of certain injectable manufacturers to produce sufficient product quantity to meet market demand. As such, the supply of injectables has been constrained, even as demand for injectable products has continued to increase.

•

Inhalation market.  Based on an IQVIA National Sales Perspective Report, the U.S. inhalation drug market in 2019 was approximately $27.0 billion. Our generic development portfolio is targeting opportunities in over $9 billion of this market. Inhalation drug therapy is used extensively to treat respiratory conditions such as asthma and chronic obstructive pulmonary disease. The MDI is the most widely used device to deliver inhalation therapies. It uses pressurized gas, historically chlorofluorocarbons, or CFCs, and more recently HFAs, to release its dose when the patient activates the device. The DPI, which does not rely on a propellant, is also widely used. As in the case of injectables, there are significant technical barriers to manufacturing inhalation products. The evolution of inhalation delivery technologies from nebulizers and CFCs to HFAs and DPIs has required manufacturers of inhalation products to re-formulate their products, which in many cases may require technical engineering capabilities, additional regulatory approvals and modified delivery devices. Additionally, the development of generic HFA and DPI products requires bioequivalence studies for FDA approval.

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

•

Experienced management team with deep scientific expertise.  Our management team has a successful track record in product development, project management, quality assurance, acquisitions and sales and marketing, as well as established relationships with our key customers, partners and suppliers. Our research and development leadership has deep expertise in areas including pharmaceutical formulation, process development, in vivo and in vitro studies, analytical chemistry, physical chemistry, drug delivery and clinical research. We believe that our scientific and technical expertise, coupled with our management team’s business, legal, regulatory, and business development experience will enable us to successfully expand our position with respect to our current products and establish a meaningful market position for our product candidates.

Our Strategy

Our goal is to be an industry leader in the development, manufacturing and marketing of technically challenging injectable and inhalation pharmaceutical products. To achieve this goal, we are pursuing the following key strategies:

•

Diversify our revenues by commercializing our product candidates.  Assuming we are successful in developing and obtaining regulatory approvals, we plan to commercialize our product candidates and thereby diversify our sources of revenues. We have over 20 product candidates in various stages of development, including 15 generic product candidates, three biosimilar product candidates and four proprietary product candidates. We also expect to expand our internal sales and marketing capabilities and, in some cases, enter into strategic alliances with other pharmaceutical companies, to drive market penetration for our product candidates.

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

•

Develop proprietary products.  We currently have four proprietary product candidates at various stages of development targeting a broad range of indications. We believe that proprietary products tend to face less competition than generic products due to market exclusivity, intellectual property protection and other barriers to entry. For these reasons, we believe that our proprietary products will provide us with the opportunity for higher margins and long-term revenue growth.

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

•

Target and integrate acquisitions of pharmaceutical companies, products and technologies.  We have a demonstrated ability to identify, acquire and integrate pharmaceutical companies, products and technologies to complement our internal product development capabilities. Companies we have acquired include (1) International Medication Systems, Limited or IMS, (2) Armstrong Pharmaceuticals, Inc. or Armstrong, (3) Nanjing Puyan Pharmaceutical Technology Co., Ltd. (which we renamed Amphastar Nanjing Pharmaceuticals Co., Ltd.), or ANP, (4) Nanjing Letop Medical Technology Co. Ltd. (which we renamed Nanjing Letop Fine Chemistry Co. Ltd., or Letop, (5) Merck’s API Manufacturing Business in Éragny-sur-Epte, France, in connection with which, we established our French subsidiary, Amphastar France Pharmaceuticals, S.A.S., or AFP, and (6) International Medication Systems (UK) Limited, or IMS UK. Products we have acquired include Cortrosyn® and Epinephrine Mist, as well as trade names such as Primatene®. We believe that our scientific and managerial expertise and our integration experience have improved the quality of the product lines and companies that we have acquired, which has had, and we believe will continue to have, a positive effect on our results of operations. For example, in 2018, we received approval from the FDA for the manufacture of semi-purified heparin at our Chinese subsidiary, ANP. We plan to have ANP manufacture API for certain other products and product candidates.

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

•

Sustained-release.  We have developed technology aimed at improving drug delivery through sustained-release injectable products such as our medroxyprogesterone product, which is the generic version of Depo Provera®. The purpose of our sustained-release technology is to create products that require less dosing frequency, which we believe can lead to the diminishing of fluctuations of drug concentrations in a patient’s blood stream that would otherwise require more frequent dosing. We plan to use our sustained-release technology to develop both generic and proprietary products.

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

In 2013, we filed an NDA for Primatene® Mist, which is delivered by a metered dose inhaler with a non-CFC propellant. In November 2018, the FDA granted over-the-counter approval of the NDA for Primatene® Mist. We began selling the new formulation of Primatene® Mist in the fourth quarter of 2018.

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
•

Our portfolio of emergency syringe products, including critical care drugs such as atropine, calcium chloride, dextrose, epinephrine, lidocaine, and sodium bicarbonate, that are provided in pre-filled syringes and are designed for emergency use in hospital settings;

•	Morphine injection in prefilled syringe, pain management product indicated for use with Patient Controlled Analgesia (PCA) pumps;
•	Lorazepam injection, a sedative used prior to surgery and medical procedures;
•	Procainamide, indicated for the treatment of documented ventricular arrhythmias;
•	Neostigmine methylsulfate injection, a cholinesterase inhibitor used in the treatment of myasthenia gravis and to reverse the effects of muscle relaxants such as gallamine and tubocurarine;
•	Medroxyprogesterone acetate injectable suspension, indicated for the prevention of pregnancy; and
•	Isoproterenol hydrochloride injection, indicated for multiple uses including mild or transient episodes of heart block that do not require electric shock or pacemaker therapy.

Our Product Candidates

We seek to develop product candidates with high technical barriers to competitive market entry that leverage our technical capabilities and other competitive advantages. We are focused on both generic and proprietary product candidates in the injectable, inhalable and intranasal markets. The product candidates in our pipeline are in various stages of development, with a number of these candidates still in early stages of development. We currently have over 20 product candidates in our pipeline, including 15 generic ANDAs, three biosimilar product candidates and four proprietary product candidates.

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

Our generic product candidates are at various stages of development, ranging from early formulation work to bioequivalence studies to having an ANDA on file with the FDA.

Proprietary Product Candidates

Our integrated technical skills and expertise provide a strong basis for the development of proprietary drug candidates. These skills include new chemical entity assessment, peptide and protein synthesis technology, complex formulation development, characterization analysis and immunogenicity studies, among others.

With respect to our proprietary pipeline strategy, we currently have four proprietary drug candidates at various development stages that leverage our various technical capabilities. The following paragraph summarizes our proprietary product candidates for which NDAs have been filed with the FDA.

Intranasal naloxone

Intranasal naloxone, a prescription naloxone nasal spray product candidate, is intended to be used for the emergency treatment of known or suspected opioid overdose, as manifested by respiratory and/or central nervous system depression.

We filed an NDA for Naloxone Hydrochloride 2mg/0.5mL Nasal Spray in April 2016. In February 2017, we received a Complete Response Letter, or CRL, from the FDA, which identified four primary issues that need to be addressed prior to approval of our NDA. The four issues are comprised of (1) improving on our human factor validation study, (2) modifying the delivery accuracy verification method, (3) improving our standards of device reliability, and (4) adjusting the volume per actuation to account for pediatric use down to birth. We intend to continue to work with the FDA to address their concerns in the CRL and have sought an extension on our response to the CRL. However, there can be no guarantee that our response to the CRL will result in timely approval of intranasal naloxone or approval at all.

Other Proprietary Product Candidates

In addition to intranasal naloxone, we have three other proprietary product candidates in development. These product candidates incorporate multiple indications utilizing a wide variety of our technical capabilities.

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

Supply Agreement with MannKind Corporation

On July 31, 2014, we entered into a supply agreement with MannKind Corporation, or MannKind, or the Supply Agreement, pursuant to which we agreed to manufacture for and supply to MannKind certain quantities of RHI API for use in MannKind’s product Afrezza®. Under the Supply Agreement, MannKind agreed to purchase annual minimum quantities of RHI API in an aggregate amount of approximately $146.0 million, over five years from calendar years 2015 through 2019.

The MannKind agreement was amended several times between 2014 and 2019. In August 2019, we amended the Supply Agreement with MannKind whereby MannKind’s aggregate total commitment of RHI API under the Supply Agreement was modified and extended for an additional two years through 2026, which timeframe would have previously lapsed after calendar year 2024.  As a result of this amendment, MannKind paid us an amendment fee of $2.75 million, which we recognized in net revenues in our consolidated statement of operations for the year ended December 31, 2019.

MannKind may request to purchase additional quantities of RHI API in excess of its annual minimum purchase commitments. The amendment can be renewed for additional, successive two-year terms upon 12 months’ written notice, given prior to the end of the initial term or any additional two-year term.

For the years ended December 31, 2019, 2018 and 2017, sales of RHI API to MannKind totaled $4.4 million, $8.1 million and $3.2 million, which fulfilled the 2019, 2018 and 2017 commitment of RHI API under the amended Supply Agreement, respectively.

Concurrent with the amendment of the Supply Agreement, we amended the Option Agreement with MannKind, whereby the amendment to the Option Agreement extends the timing for payment of the capacity cancellation fee for 2017 and decreases the amounts payable as capacity cancellation fees for 2018 and 2019.

In addition to, and in consideration for the updated timeframe and other changes contained in the amendments to the Supply Agreement and Option Agreement, the amended Supply Agreement provided us the right of first refusal to participate in the development and commercialization of Afrezza® in China through a collaborative arrangement.

Research and Development

As of December 31, 2019, we had over 446 employees dedicated to research and development with expertise in areas such as pharmaceutical formulation, process development, toxicity studies, analytical, synthetic and physical chemistry, drug delivery, device development, equipment and engineering, clinical research statistical analysis, etc. Our focus on developing products with high barriers to market entry requires a significant investment in research and development, including clinical development. In particular, developing proprietary products that are reformulations of existing proprietary compounds often requires clinical trials to gain regulatory approval, and we have a team dedicated to designing and managing clinical trials. We have successfully completed several clinical trials for some of our product candidates and are in the process of planning clinical trials for other product candidates under development.

Backlog

A significant portion of our customer shipments in any fiscal year relate to orders received and shipped in that fiscal year, generally resulting in low product backlog relative to total shipments at any time. We had no significant backlog as of December 31, 2019. However, at the end of 2018, we experienced a backlog due to a slowdown in production linked to a new industry mandated serialization requirement, which we implemented in the fourth quarter. As a result, we ended 2018 with a backlog of approximately $5.0 million. We were able to resolve these production issues prior to year-end and believe we will be able to reduce the backlog in the near future. Historically, our backlog has not been a meaningful indicator of our ability to achieve any particular level of overall revenue or financial performance.

Manufacturing and Facilities

Our manufacturing facilities are located in Rancho Cucamonga and South El Monte, California; Canton, Massachusetts; Éragny-sur-Epte, France; and Nanjing, China. We own or lease a total of 106 buildings at six locations in the United States, France and China, that comprise 2.0 million square feet of manufacturing, research and development, distribution, packaging, laboratory, office and warehouse space. Our facilities are regularly inspected by the FDA in connection with our product approvals, and we believe that all of our facilities are being operated in material compliance with the FDA’s cGMP regulations.

We continue to expand our facility in Nanjing, China, and expect further significant investment in this facility.

Our API manufacturing business in Éragny-sur-Epte, France, which we acquired in April 2014, manufactures porcine insulin API and RHI API, and we expect to continue the current site activities. We are currently in the process of modifying our current facility in France to increase our internal manufacturing capabilities so that we can take over the manufacture of inclusion bodies, which are our RHI API’s starting material. As of December 31, 2019, we have spent $31.1 million and expect to complete this project by the end of 2020.

We believe that our current manufacturing capacity is adequate for the near term. We  recently completed a project to increase production and modernize the facilities at our South El Monte, California plant. The project cost was $14.9 million. In February 2020, the FDA approved our supplemental ANDA to transfer production of Sodium Bicarbonate into this facility and we have begun manufacturing operations there.

Raw Material and Other Suppliers

We depend on suppliers for raw materials, APIs and other components that are subject to stringent FDA requirements. In some cases, we obtain raw materials, components or APIs used in certain of our products from single sources. Currently, we obtain API for certain of our other marketed products from single sources. If we experience difficulties acquiring sufficient quantities of required materials or products from our existing suppliers, or if our suppliers are found to be non-compliant with the FDA’s quality system regulation, or QSR, cGMPs or other applicable laws or regulations, we would be required to find alternative suppliers. Obtaining the required regulatory approvals to use alternative suppliers may be a lengthy and uncertain process during which we could lose sales. If our primary suppliers become unable or unwilling to perform, we could experience protracted delays or interruptions in the supply of materials that would ultimately delay our manufacture of products for commercial sale, which could materially and adversely affect our development programs, commercial activities, operating results and financial condition.

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

The U.S. Department of Agriculture, or USDA, the Animal and Plant Health Inspection Service, or APHIS, and the Veterinary Services regulates the importation of animals and animal-derived materials into the U.S. A USDA veterinary permit is required for importation of materials derived from animals or exposed to animal-source materials. Some of our raw materials sourced from foreign sources are subject to import regulations and permit requirements, including from the USDA. Recently, USDA enhanced its African swine fever, or ASF, surveillance efforts, including placing restrictions on the importation of pork products from affected countries, such as China, where the first cases of ASF were reported in August 2018. While ASF does not affect human health, it is a highly contagious and deadly disease to pig populations. Due to recent restrictions on importation of pig-derived products from ASF affected countries, in February 2020, we received a notice of non-renewal of our permit to import or transport heparin USP (or porcine heparin sodium powder) from China from one of our third-party heparin suppliers; accordingly, our import permit with respect to one of our third-party heparin suppliers has expired as of February 2020. We continue to work with APHIS on renewing our import permit for the importation of heparin USP from China with respect to one of our third-party heparin suppliers. We anticipate that our current supply of heparin USP in the United States is useable and sufficient for our manufacturing needs for the foreseeable future, and we are evaluating the use of heparin USP produced at our ANP facility. If we are unable to import raw materials, rely upon existing supplies of raw materials or manufacture raw materials in sufficient amounts for our manufacturing needs, we may be required to find alternative suppliers or sources of such materials, which would require prior FDA approval for such alternative suppliers or sources of such materials, which would disrupt or delay the manufacturing of our products.

We plan to have ANP manufacture APIs and starting materials for APIs for certain other products and product candidates, including isoproterenol and hyaluronidase, which ANP currently manufactures for Amphastar.

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

The following table provides information regarding the percentage of our net revenues that is derived from each of our major customers and partners:

	% of Net Revenues
	Year Ended
	December 31,
	2019	2018	2017

McKesson Corporation	25%	27%	27%
AmerisourceBergen Corporation	24%	27%	28%
Cardinal Health, Inc.	22%	21%	23%

Our marketing department is responsible for establishing and maintaining contracts and relationships with the group purchasing organizations, distributors, retailers, wholesalers and, occasionally, directly with hospitals or long-term care facilities. One or more of our proprietary product candidates may require deployment of a sales force either directly or through a strategic partner.

Competition

The majority of our marketed products are generic products. We face and will face significant competition for our products and product candidates from pharmaceutical companies that focus on the generic injectable and inhalation markets such as Pfizer, Inc., Sagent Pharmaceuticals, Inc., Akorn, Inc., Sandoz Inc., Mylan Inc., Fresenius Kabi USA, Nexus Pharmaceuticals, Apotex Corp, Amneal Biosciences, American Regent Inc., Hikma Pharmaceuticals USA, Inc., Par Pharmaceuticals, Cipla USA Inc., Meitheal Pharmaceuticals, Dr. Reddy’s Laboratories, Inc., and Teva Pharmaceutical Industries Ltd. Competition in the generic pharmaceutical industry has increased as producers of branded products have entered the business by creating generic drug subsidiaries, purchasing generic drug companies, or licensing their products to generic manufacturers prior to patent expiration and/or as their patents expire. Therefore, our competitors also include the innovator companies of our generic drug products. For example, enoxaparin is currently marketed by Sanofi S.A., or Sanofi, under the brand name Lovenox®. Sanofi also markets its authorized generic enoxaparin product through its subsidiary, Winthrop, Fresenius Kabi USA, Apotex Corp., Meithael Pharmaceuticals, Inc., and Teva Pharmaceuticals Industries Ltd. also market a generic version of enoxaparin. Other companies may have filed an ANDA with the FDA for its generic version of enoxaparin. The presence of these current and prospective competitive products may have an adverse effect on our market share, revenue and gross profit from our enoxaparin product.

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

Government Regulation

In the United States

General

Our operations and many of the products manufactured or sold by the company are subject to extensive regulation by a number of government agencies, both within and outside the United States. In the United States, the federal agencies that regulate the company’s facilities, operations, employees, products (including their manufacture, sale, import and export) and services include: the U.S. Food and Drug Administration, the Drug Enforcement Agency, the Environmental Protection Agency, the Occupational Health & Safety Administration, the Department of Agriculture, the Department of Labor, the Department of Defense, Customs and Border Protection, the Department of Commerce, the Department of Treasury and others. International government agencies also regulate public health, product registration, manufacturing, environmental conditions, exports, imports, and other aspects of the company’s global operations and products.

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

The ANDA Approval Process

Our pipeline generic drug product candidates cannot be lawfully marketed unless we obtain FDA approval. The Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as “the Hatch-Waxman Act,” established abbreviated FDA approval procedures for drugs that are shown to be bioequivalent to drugs previously approved by the FDA through its NDA process, which are commonly referred to as the “innovator” or “reference” drugs. Approval to market and to distribute these bioequivalent drugs is obtained by filing an ANDA with the FDA. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the API, drug product formulation, specifications, stability, analytical methods, manufacturing process validation data, quality control procedures and bioequivalence. Rather than demonstrating safety and effectiveness, an ANDA applicant must demonstrate that its product is bioequivalent to an approved reference drug. In certain situations, an applicant may submit an ANDA for a product with a strength or dosage form that differs from a reference drug based upon FDA approval of an ANDA Suitability Petition. The FDA will approve an ANDA Suitability Petition if it finds that the product does not raise questions of safety and efficacy requiring new clinical data. ANDAs generally cannot be submitted for products that are not bioequivalent to the referenced drug or that are labeled for a use that is not approved for the reference drug. Applicants seeking to market such products can submit an NDA under Section 505(b)(2) of the FFDCA with supportive data from clinical trials.

The Generic Drug User Fee Act, or GDUFA, was enacted by Congress in 2012 and was reauthorized as GDUFA II in 2017. GDUFA is designed to provide funding to the FDA to expedite timelines for the FDA’s review of ANDA applications. GDUFA funding is intended to increase the ability of the FDA to perform critical program functions and to reduce costs. Under the GDUFA, the FDA has specific goals for reviewing ANDA applications. For example, as part of GDUFA II, the goal of the FDA is to complete the review of 90% of original ANDA applications within 10 months from filing of the ANDA. Under the previous GDUFA authorization, the average time for sponsors to obtain FDA approval of ANDAs was 32-34 months post-filing.

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

In 2017, the FDA Reauthorization Act of 2017, or FDARA, was passed, which created a new pathway to allow the FDA to expedite the development and review of an ANDA for a drug that is designated as a Competitive Generic Therapy, or CGT. To qualify for the designation, the FDA must confirm that the ANDA is for a generic drug in which there is inadequate generic competition. Inadequate generic competition is defined to mean, that there is not more than one approved drug in the active section of the Orange Book.

Once assigned CGT designation by the FDA, the FDA may take various actions to help expedite the development and review process. This includes priority granting and expediting review during Product Development and Pre-Submission Meetings, Mid-Review Cycle Meetings and provide for a more coordinated review of ANDA’s with CGT.

As part of the FDARA, a new type of 180-day marketing exclusivity period for ANDA applicants with CGT designation has been created. Broadly, this exclusivity applies when the ANDA applicant is considered as the first approved applicant, and there is no other exclusivity period eligibility.

Three of our ANDAs on file and many of the products that we are developing qualify for CGT. Having a generic product designated as CGT provides for certain actions which the FDA may take in order to expedite the development and review of an ANDA.

The NDA Approval Process

The NDA approval process is generally far more demanding than the ANDA process, depending on whether the applicant is submitting a “full NDA” containing all of the data and information required for approval of a new drug or a “Section 505(b)(2) NDA” which is a more limited submission that is generally utilized for modifications to previously approved products.

The Prescription Drug User Fee Act, or PDUFA, was enacted by Congress in 1992. It authorizes the FDA to collect fees from companies that produce certain new human drug and biological products. The fees collected are designed to play an important role in expediting the new drug approval process. Like GDUFA, PDUFA must be reauthorized every 5 years. It is currently authorized as PDUFA VI through September of 2022. As part of the PDUFA, the FDA has specific goals for reviewing NDA/BLA applications. For example, as part of PDUFA VI, the goal of the FDA is to complete the review of 90% of original NDAs that are not new molecular entities within 10 months of the date of filing the NDA.

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

From October 24 to November 5, 2019, our IMS facility in South El Monte, California was subject to a preapproval inspection by the FDA. The inspection included a review of data to support our pending applications. The inspection resulted in multiple observations on Form 483. We responded to the initial observations within the required timeframe, however, there was an additional request for information. We plan to submit our response in March 2020, and we believe it will satisfy the requirements of the FDA and that no significant further actions will be necessary.

From November 18 to November 22, 2019, our Amphastar facility in Rancho Cucamonga, California was subject to a pre-approval biomonitoring inspection by the FDA. The inspection included review of the analytical laboratory used in support of one of our pending applications. The inspection resulted in no Form 483 findings. No further actions will be necessary.

From November 18 to November 21, 2019, our IMS facility in South El Monte, California and our Amphastar facility in Rancho Cucamonga, California were subject to a pre-approval biomonitoring inspection by the FDA. The inspection included review of the analytical laboratory and an in vitro study used in support of one of our pending applications. The inspection resulted in no Form 483 findings. No further actions will be necessary.

On December 18, 2019, our IMS facility in South El Monte, California was subject to an inspection by the FDA. The inspection was part of an overall investigation involving makers of opioid products. The inspection resulted in no Form 483 findings. No further actions will be necessary.

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

The FDA has asserted that all drugs subject to the Prescription Drug Wrap-Up are on the market illegally unless they fall within two “grandfather” exceptions to the new drug definition. The first is a provision in the new drug definition exempting drugs that were on the market prior to the passage of the FFDCA and that contain the same representations concerning the conditions of use as they did prior to passage of the FFDCA. The 1962 Amendments also exempt drugs that were not new drugs prior to the passage of the 1962 Amendments and that have the same composition and labeling as they had prior to the passage of the 1962 Amendments. The FDA and the courts have interpreted these two exceptions very narrowly. Therefore, the FDA could commence enforcement action at any time regarding any or all of our unapproved prescription products. The FDA requested us to discontinue the manufacturing and distribution of our epinephrine injection, USP vial product, which has been marketed under the “grandfather” exception to the FDA’s “Prescription Drug Wrap-Up” program. We discontinued selling this product in the second quarter of 2017. For the year ended December 31, 2017, we recognized $17.8 million in net revenues for the sale of this product. The FDA granted approval of our ANDAs for sodium bicarbonate injection and calcium chloride injection in September 2017 and May 2018, respectively.

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

USDA Animal and Plant Health Inspection Service

USDA-APHIS regulates the importation of certain animals and animal-derived materials into the U.S. In particular, a USDA veterinary permit is required for importation of materials derived from animals or exposed to animal-source materials. Recently, USDA enhanced its ASF surveillance efforts, including restrictions on importation of pig-derived products from affected countries and testing for the ASF virus. While ASF does not affect human health, it is a highly contagious and deadly disease to local pig populations. ASF is currently widespread and endemic in various parts of Africa and Sardinia. In recent years, ASF has been reported in parts of the European Union and in China, where the first cases of ASF were reported in August 2018. Complying with additional requirements, such as additional analytical data and documentation of processing flow, may be required for obtaining an import permit for certain materials from affected countries. Changes made to suppliers or sources of raw materials for drug products will require prior FDA approval, which would disrupt or delay the manufacturing of our products.

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

When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $10,957 and $21,916 for each separate instance of a false claim, subject to adjustment for inflation. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the False Claims Act to assert liability on the basis of inadequate care, kickbacks and other improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations of misrepresentations with respect to the services rendered. In addition, the federal government has prosecuted companies under the False Claims Act in connection with off-label promotion of products. Our current and future activities relating to the reporting of wholesale or estimated retail prices of our products, the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products, and the sale and marketing of our products may be subject to scrutiny under these laws. While we are unaware of any current matters, we are unable to predict whether we will be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

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

With respect to our existing generic products and generic product candidates, we primarily rely on trade secrets, unpatented proprietary know-how and continuing technological innovation to protect our products and technologies, especially where we do not believe patent protection is appropriate or obtainable. Although in some cases we seek patent protection to preserve our competitive position, our current patent portfolio does not cover the majority of our existing products and product candidates. We own several U.S. and foreign patents covering processes and equipment used in the manufacture of a few of our products. The expiration dates of these patents range from 2020 to 2036. We also own several trademarks registered with the USPTO.

We own a U.S. patent covering the HFA version of Primatene® Mist: U.S. Patent Number 8,367,734, which was issued on February 5, 2013, and expires in January 2026. We have several patent applications that are currently pending. The majority of our significant products or product candidates are not covered by any U.S. or foreign patents related to formulations or compositions. Indeed, many of our products and product candidates are generic products, and therefore may not be eligible for patent protection. For example, our enoxaparin product is a generic product, and as such, our enoxaparin product is not covered by any U.S. or foreign patents. Other of our products, including Amphadase®, are based on compounds for which any applicable patents have expired, or which were not patented by Amphastar in the first instance because they are older compounds. As for the remainder of our product candidates that are not intended to be generic products, we may seek to obtain patent rights or rely on trade secret protection. In any case, the majority of our products and product candidates are not currently covered by any U.S. or foreign patents.

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

Employees

As of December 31, 2019, we had 2,027 full-time employees.

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

Our financial results depend upon our ability to commercialize additional generic and proprietary pharmaceutical products, and whether our products are accepted by patients and physicians and are reimbursed by payers. Commercialization requires that we successfully and cost-effectively develop, test and manufacture or otherwise acquire both generic and proprietary products. All of our products must receive regulatory approval and meet (and continue to comply with) regulatory and safety standards. If health or safety concerns arise with respect to a product, we may be forced to withdraw it from the market. For example, as a result of environmental concerns over the use of chlorofluorocarbons, or CFCs, the FDA, issued a final rule on January 16, 2009, that required the phase-out of the CFC formulation of our Primatene® Mist product by December 31, 2011. As a result, in order to resume selling Primatene® Mist we had to develop a formulation of the product that uses hydrofluoroalkane, or HFA, as the propellant, and obtain FDA approval for the modified product, which took a significant amount of time  and was not re-launched until December 2018. There can be no guarantee that our investment in research and development activities will result in FDA approval or produce commercially viable new products.

The development and commercialization process, particularly with respect to our proprietary products, is time-consuming, costly and involves a high degree of business risk. Our products currently under development, if and when fully developed and tested, may not perform as we expect. Necessary regulatory approvals may not be obtained in a timely manner, if at all, and we may not be able to produce and market such products successfully and profitably. For example, we filed an abbreviated new drug application, or ANDA, for our enoxaparin product in March 2003, but FDA approval was not granted until September 2011 due to delays caused largely by the FDA’s requirement that we perform immunogenicity studies and the receipt of an FDA warning letter and FDA Import Alert by the supplier of the starting material for our enoxaparin product. Following FDA approval, we became involved in litigation with Momenta Pharmaceuticals, Inc. and Sandoz Inc., which further delayed the commercial launch of our enoxaparin product until January 2012. Delays in any part of the process, or our inability to obtain regulatory approval of our products, could adversely affect our operating results by restricting or delaying our introduction of new products, which could cause the market value of our products to decline. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially and adversely affected, and the market value of our common stock could decline.

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

Our lidocaine, phytonadione, and enoxaparin products collectively represent a significant portion of our net revenues. If the sales volume or pricing of our lidocaine, phytonadione, and enoxaparin products continues to decline, or if we are unable to satisfy market demand for these products, they could have a material adverse effect on our business, financial position and results of operations.

Sales from our lidocaine products represented 14%, 15%, and 16% of our total net revenues for the years ended December 31, 2019, 2018, and 2017, respectively. Sales from our phytonadione product represented 14%, 14%, and 16% of our total net revenues for the years ended December 31, 2019, 2018, and 2017, respectively, and sales of our enoxaparin product represented 13%, 18%, and 15% of our total net revenues for the years ended December 31, 2019, 2018, and 2017, respectively. We are currently experiencing declining revenue from enoxaparin and some of our other existing products and we may operate at a loss in the near term while continuing to invest in developing new products. If the sales volume or pricing of enoxaparin continues to decline, or if the sales volume or pricing of lidocaine and phytonadione declines, or if we are unable to satisfy market demand for these products, our business, financial position and results of operations could be materially and adversely affected, and the market value of our common stock could decline. For example, our enoxaparin product experienced a decline in sales from $53.4 million in 2018 to $42.7 million in 2019 as a result of declining per unit prices as well as lower market share due to intense pricing competition in the pharmaceutical industry. We have experienced significant declines in the per unit pricing and gross margins attributable to our enoxaparin product since its commercial launch. Our lidocaine, phytonadione, and enoxaparin products could be rendered obsolete or negatively impacted by numerous factors, many of which are beyond our control, including:

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

We incurred losses for fiscal 2018 and we may operate at a loss in future years while continuing to invest in developing new products.

We recorded a net loss of $5.7 million for the year ended December 31, 2018. Although we achieved net income in the years ended December 31, 2019 and 2017, we may incur operating and net losses and negative cash flow from operations in the future. Our business may generate operating losses if we do not successfully commercialize our product candidates, maintain sales of and profits from existing products, and generate sufficient revenues to support our level of operating expenses, especially as we continue our investment in developing new products. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict whether we will be able to maintain profitability.

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

For example, in 2009, we purchased heparin USP as the starting material for producing our enoxaparin product exclusively from a single source supplier and, in 2009, this supplier received a warning letter from the FDA and was the subject of an FDA Import Alert. The resulting shortage of heparin USP resulted in significant delays to the FDA approval process for our enoxaparin product. There are no guarantees our supplier will not receive warning letters in the future or that we will be able to replace this single source supplier with an alternate supplier on a commercially reasonable and timely basis, or at all, to prevent a shortage of heparin USP. Subsequently, we received FDA approval to make heparin USP from crude heparin using processes at our ANP and IMS facilities. In 2013, our single source supplier of epinephrine API for our Primatene® Mist product received a warning letter from the FDA, which our supplier has since addressed. In the future, it is possible that our suppliers will receive warning letters from the FDA and be unsuccessful in their efforts to address the issues raised in such warning letters on a timely basis, or at all, or may discontinue production of raw materials, components or APIs used in our products or product candidates and would result in delays in commercialization and/or manufacturing of our products or product candidates if FDA approval for such products or product candidates is received. Furthermore, we may be unable to replace such supplier with an alternate supplier on a commercially reasonable and timely basis, or at all.

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

We have invested significantly in our manufacturing capacity in order to vertically integrate our business, contain the costs of raw materials and reduce the risks imposed by relying on third-party single source suppliers. We currently own and operate facilities that manufacture raw materials and APIs for our products and product candidates and those of our customers and partners, including insulin API for MannKind. However, if market demand decreases or if market supply surpasses demand, whether because of macroeconomic factors, pharmaceutical industry volatility, or deficiencies specific to our customers, we may not be able to reduce manufacturing expenses or overhead costs proportionately. For example, a significant portion of our manufacturing capacity in our facility in Éragny-sur-Epte, France is utilized for the manufacturing of insulin API for MannKind, and a significant portion of our manufacturing capacity in Rancho Cucamonga is utilized for the manufacture of enoxaparin. In November 2016, we amended our supply agreement with MannKind, or the Supply Agreement and our option purchase agreement with MannKind, or the Option Agreement, to modify and extend the annual minimum purchase commitments under the Supply Agreement and the Option Agreement to cover calendar years 2014 through 2023. Additionally, in December 2018, we again amended our supply agreement with MannKind to modify and extend the annual minimum purchase commitments under the Supply Agreement and the Option Agreement to cover calendar years 2019 through 2024.  In August 2019, we amended the Supply Agreement with

MannKind to modify and extend the annual minimum purchase commitment under the Supply Agreement for an additional two years through 2026. While the aggregate total purchase commitment remains unchanged, the amendments to the Supply Agreement and the Option Agreement have resulted and will continue to result in reduced sales of API for MannKind on an annual basis.

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

Additionally, we are in the process of building significant capacity to make finished products at our ANP facility. This capacity is intended to be used to supply finished pharmaceutical products to China and other markets outside of the US. However, there is no guarantee that we will sell enough finished pharmaceutical products to take advantage of this new manufacturing capacity.

We face significant competition in the pharmaceutical industry with respect to both our proprietary and generic drugs, which may result in others developing or commercializing products before or more successfully than we do, which could significantly limit our growth and materially and adversely affect our financial results.

The majority of our marketed products are generic products. We face and will face significant competition for our products and product candidates from pharmaceutical companies that focus on the generic injectable and inhalation markets such as Pfizer, Inc., Sagent Pharmaceuticals, Inc., Akorn, Inc., Sandoz Inc., Mylan Inc., Fresenius Kabi USA, Nexus Pharmaceuticals, Apotex Corp., Amneal Biosciences, American Regent, Inc., Hikma Pharmaceuticals USA, Par Pharmaceuticals, Cipla USA Inc., Meitheal Pharmaceuticals, Dr, Reddy’s Laboratories, Inc. and Teva Pharmaceutical Industries Ltd. Competition in the generic pharmaceutical industry has increased as producers of branded products have entered the business by creating generic drug subsidiaries, purchasing generic drug companies, or licensing their products to generic manufacturers prior to patent expiration and/or as their patents expire.

We face similar competition with respect to our over-the-counter product. Our product competes with other products that are owned and marketed by companies with much greater financial resources to reach consumers and market their products to influence end-customer buying decisions. There can be no assurance that we will be able to profitably market our over-the-counter product and money spent on such marketing efforts may reduce our ability to focus on and develop our pharmaceutical products.

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

With respect to our generic pharmaceutical business, revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents and exclusivities protecting a brand name product expire, the first manufacturer to receive regulatory approval for a generic version of the product is generally able to achieve significant market penetration. Therefore, our ability to increase or maintain revenues and profitability in our generics business is largely dependent on our success in challenging patents and developing non-infringing formulations of proprietary products. As competing manufacturers receive regulatory approvals on generic products or as brand manufacturers launch generic versions of their products (for which no separate regulatory approval is required), market share, revenues and gross profit typically decline, often significantly and rapidly. Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product normally is related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. For example, enoxaparin is currently marketed by Sanofi, under the brand name Lovenox®. Sanofi also markets its authorized generic enoxaparin product through its subsidiary, Winthrop, Apotex Corp. and Teva Pharmaceuticals Industries Ltd. also either market or plan to market a generic version of enoxaparin. Other companies may have received FDA approval of enoxaparin but have not launched the product, while other companies have filed ANDAs for enoxaparin with the FDA. The presence of these current and prospective competitive products has had, and may continue to have, an adverse effect on our market share, revenue and gross profit from our enoxaparin product. Since the commercial launch of our enoxaparin product, we have experienced significant declines in sales volume, per unit pricing and gross margins attributable to this product. Consequently, we must continue to develop and introduce new generic products in a timely and cost-effective manner to maintain our revenues and gross margins. We may have fewer opportunities to launch significant generic products in the future, as the number and size of proprietary products that are subject to patent challenges is expected to decrease in the next several years compared to historical levels. Additionally, as new competitors enter the market, there may be increased pricing pressure on certain products, which may result in lower gross margins. In addition to our enoxaparin product, we have experienced pricing pressure on many of our other products, including medroxyprogesterone, and we expect this trend to continue in the future.

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

These customers are continuing to undergo significant consolidation. Sales to three of these customers for the years ended December 31, 2019, 2018, and 2017, respectively, accounted for approximately 71%, 76%, and 78% of our total net revenues, respectively. Such consolidation has provided and may continue to provide them with additional purchasing leverage, and consequently may increase the pricing pressures that we face.

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

At the same time, the traditional model for distribution of pharmaceutical products is also undergoing disruption as a result of the entry or potential entry of new competitors and significant mergers among key industry participants. For example, Amazon.com has made initial moves to develop a pharmaceutical distribution business. Also, the consolidation resulting from the merger between CVS Health and Aetna, if completed, is expected to create a vertically integrated organization with increased control over the physician and pharmacy networks and, ultimately, over which medicines are sold to patients. In addition, several major hospital systems in the United States announced a plan to form a nonprofit company that will provide U.S. hospitals with a number of generic drugs. In January 2018, Amazon Inc., Berkshire Hathaway Inc. and JPMorgan Chase & Co., announced that they plan to join forces by forming an independent health care company for their combined one million U.S. employees. This initiative is expected to further increase competition and enhance price erosion. These changes to the traditional supply chain could lead to our customers having increased negotiation leverage and to additional pricing pressure and price erosion.

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

Because a portion of our manufacturing takes place in China, a significant disruption in the construction or operation of our manufacturing facility in China, political unrest in China, tariffs, impact of outbreaks of health epidemics, such as the COVID-19 coronavirus outbreak, or changes in social, political,  trade, health, economic, environmental, or climate-related conditions or in laws, regulations and policies governing foreign trade could materially and adversely affect our business, financial condition and results of operations.

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
•

interruptions to our operations in China or the inability of our manufacturing facility to produce adequate quantities of raw materials or APIs to meet our needs as a result of natural catastrophic events or other causes beyond our control such as power disruptions or widespread disease outbreaks, including the recent outbreaks that impact animal-derived products, such as the importation of pig-derived crude heparin from countries impacted by the African swine flu, and outbreak of the coronavirus known as COVID-19, which has resulted in and may in the future result in, business closures, transportation restrictions, import and export complications, and otherwise cause shortages in the supply of raw materials or cause disruptions in our manufacturing capability;

•	product supply disruptions and increased costs as a result of heightened exposure to changes in the policies of the Chinese government, political unrest or unstable economic conditions in China;
•

the imposition of tariffs or other trade barriers as a result of changes in social, political, and economic conditions or in laws, regulations, and policies governing foreign trade, including the tariffs previously implemented and additional tariffs that have been proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which, if implemented, remain uncertain;

•	the nationalization or other expropriation of private enterprises or intellectual property by the Chinese government, which could result in the total loss of our investment in China; and
•

interruptions to our manufacturing or business operations resulting from geo-political actions, including war and terrorism, natural disasters including earthquakes, typhoons, floods, and fires, or outbreaks of health epidemics such as coronavirus, or outbreaks in livestock or animals that impact or restrict importation, use, or distribution of animal-derived products.

Any of these matters could materially and adversely affect our business and results of operations. These interruptions or failures could impair our ability to operate our business, impede the commercialization of our product candidates or delay the introduction of new products, impact our product quality, or impair our competitive position.

We are actively monitoring and assessing the potential impact of the recent COVID-19 coronavirus outbreak that began in China in December 2019. This includes evaluating the impact on our employees, suppliers, and logistics providers as well as evaluating governmental actions being taken to curtail the spread of the virus. The Chinese government has also implemented work restrictions that prohibited many employees from going to work. At this time, it is unclear if the Chinese government will further extend any of the current restrictions or if further restrictions will be put into place by the government. In addition, many countries have placed significant bans on travel to and from China, with many countries and airlines suspending flights to and from mainland China. Any material adverse effect on our employees, suppliers, and logistics providers could have a material adverse effect on our manufacturing operations in China or the supply of raw materials or APIs originating from China.

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

•

interruptions to our manufacturing or business operations resulting from trade restrictions, political and economic instability, political unrest, war, terrorism, natural disasters including earthquakes, typhoons, floods, and fires, or outbreaks of health epidemics such as the coronavirus and African swine flu outbreaks.

Furthermore, weak domestic or global economic conditions or fear or anticipation of such conditions could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including lower prices for our products, reduced sales and lower or no growth. For example, the global macroeconomic environment could be negatively affected by, among other things, instability in global economic markets resulting from increased U.S. trade tariffs and trade disputes between the U.S. and other countries, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, rising interest rates and increased inflation, the instability in the geopolitical environment as a result of the United Kingdom’s “Brexit” decision to withdraw from the European Union, economic challenges in China and ongoing U.S. and foreign governmental debt concerns. Such challenges have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets, particularly if any future sovereign debt defaults or significant bank failures or defaults occur. Market uncertainty and instability in Europe or Asia could intensify or spread further, particularly if ongoing stabilization efforts prove insufficient. Continuing or worsening economic instability could adversely affect sales of our products. Continued turmoil in the geopolitical environment in many parts of the world may also affect the overall demand for our products. Although we do not believe that our business, financial condition, results of operations and prospects have been significantly adversely affected by economic and political uncertainty in Europe, Asia or other countries to date, deterioration of such conditions may harm our business, financial condition, results of operations and prospects in the future. A prolonged period of economic uncertainty or a downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.

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

Adverse changes to import restrictions relating to certain animal-derived products or raw materials we use from affected countries could disrupt our supply chain and result in delays in the manufacturing of our products.

Some of our raw materials, such as certain animal-derived materials, sourced from foreign sources are subject to import regulations and permit requirements, including from the USDA. The APHIS within the USDA has regulatory oversight over certain animals and animal-derived products that could pose a risk to domestic agriculture. Recently, USDA has increased its African swine flu surveillance efforts, including additional testing and enhanced restrictions on importation of certain porcine products from affected countries, like China. In February 2020, we received a notice of non-renewal of our permit to import or transport crude heparin USP from one of our third-party heparin supplies in China due to the recent outbreak of the African swine flu in China, requiring additional information on the processing flow providing all treatment parameters and times for the porcine heparin material. Accordingly, our import permit has expired as of February 2020, but we continue to work with APHIS on renewing our import permit for the importation of heparin USP from China. We anticipate that our current supply of heparin USP in the United States is useable and sufficient for our manufacturing needs for the foreseeable future, and we are investigating the use of heparin USP produced at ANP. If we are unable to import raw materials, rely upon existing supplies of raw materials or manufacture raw materials in sufficient amounts for our manufacturing needs, we may be required to find alternative suppliers or sources of such materials, which could disrupt or delay the manufacturing of our products. The success of our business operations and sales with respect to our heparin products will also depend on our continued efforts to maintain the proper product quality and safety profile of the crude heparin obtained either from China or an alternative source.

Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.

We are continuing to expand our international operations as part of our growth strategy. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. The current U.S. presidential administration has called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. In September 2018, the U.S. Trade Representative (the “USTR”) enacted a tariff on the import of other Chinese products, with a combined import value of approximately $200 billion. The tariff became effective on September 24, 2018, with an initial rate of 10%, which was increased to 25% on May 10, 2019. Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China. Tariffs on imports of APIs and starting materials used in our products, or retaliatory trade measures taken by China or other countries, including restricted access to APIs or starting materials used in our products, causing us to raise prices or make changes to our products, could materially harm our business, financial condition and results of operations. Further, the continued threats of tariffs, trade restrictions, and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Although the United States and China signed a phase one trade deal on January 15, 2020, given the relatively fluid regulatory environment in China and the United States and uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could occur and could directly and adversely impact our financial results and results of operations.

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

The Chinese government has exercised, and continues to exercise, substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to conduct our proposed manufacturing operations in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property ownership and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or entities, including our Chinese operating subsidiary, ANP.

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

Because we consolidate ANP’s financial results in our results of operations, our financial performance is impacted by the financial performance of ANP. ANP’s financial performance may be affected by a number of factors, including, but not limited to:

•	ANP’s ability to execute on its expansion plans;

•	the commercial success of ANP’s APIs, starting materials and finished pharmaceutical products;

•	results of clinical trials of our product candidates or those of ANP’s customers;

•	pricing actions by competitors;

•	the timing of orders or any cancellation of orders from ANP’s customers;

•	manufacturing or supply interruptions;

•	actions taken by current and potential business partners;

•	actions by regulatory bodies, such as the FDA or the CFDA;

•	changes or developments in laws or regulations;

•	disputes or other developments relating to patents or other proprietary rights;

•	litigation or investigations involving ANP, our industry, or both; and

•	ANP’s ability to control costs, including its operating expenses.

The United Kingdom’s vote to leave the European Union will have uncertain effects and could adversely affect us.

On January 31, 2020, the United Kingdom, or UK, left the European Union, or EU, (commonly referred to as the “Brexit”). Brexit creates an uncertain political and economic environment in the UK and potentially across other EU member states for the foreseeable future, including during the transitional period while the UK government continues to negotiate the terms of the UK’s future relationship with the EU, and such uncertainties could impair or limit our ability to transact business in the member EU states. In the long term, the UK may develop its own legislation that diverges from that in the EU. Since the regulatory framework for pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit will materially impact the future regulatory regime which applies to products and the approval of product candidates in the UK.

Further, Brexit could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets, and the value of the British pound sterling currency or other currencies, including the euros.  We are exposed to the economic, market and fiscal conditions in the UK and the EU and to changes in any of these conditions. Depending on the terms reached regarding Brexit, it is possible that there may be adverse operational implications and disruptions to our commercial and business operations in the UK, including our relationships with potential customers, distribution partners, suppliers and employees.

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

We currently maintain a $10.0 million product liability insurance policy, which covers Amphastar, IMS, Armstrong, and AFP, products, but our insurance coverage is subject to deductibles and may not reimburse us or may not be sufficient to reimburse us for all expenses or losses we may suffer from any product liability claims. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. Large judgments have been awarded in class action lawsuits based on drug products that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

We plan to regularly review potential acquisitions of technologies, products and businesses complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating operations, personnel, technologies and products. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages and synergies that the acquisitions were intended to create, which may have a material adverse effect on our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. In addition, some acquisitions may require regulatory approvals before products may be sold by us, which may not be obtained on a timely basis, or at all. For example, in August 2016, our UK subsidiary acquired IMS UK. We are in the process of transferring the manufacturing of the purchased products to our facility in California. The transfer will require approval of the UK Medicines and Healthcare products Regulatory Agency and other related agencies before the products can be sold by us. It is possible that the integration of some acquired technologies, information systems and data could increase our risk of experiencing a data security or privacy incident. In addition, in connection with acquisitions, we could experience disruption in our business, technology and information systems, customer or employee base, including diversion of management’s attention from our continuing operations. There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors. Furthermore, there may be overlap between our products or customers and the companies that we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses. If we are unable to successfully integrate technologies, products, businesses or personnel that we acquire, we could incur significant impairment charges or other adverse financial consequences.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect that there will be additional challenges and amendments to the Affordable Care Act in the future. The Trump administration and members of the U.S. Congress have indicated that they may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Most recently, the Tax Act was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case to the District Court to determine whether the remaining provisions of the ACA are invalid. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. In addition, the Trump administration has also proposed the establishment of an “international pricing index”, which may have the effect of decreasing prices for certain prescription drugs. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of prescription drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. Additionally, on January 31, 2019, HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufactures to Medicare Part D plan sponsors, Medicaid managed care organizations, and those entities’ pharmacy benefit managers, the purpose of which is to further reduce the cost of drug products to consumers. On October 9, 2019, HHS, OIG and CMS issued two proposed rules that set forth modifications to the Federal Anti-Kickback Statute, Civil Monetary Penalties Law and Physician Self-Referral Law (or the Stark Law) regulations to promote value-based and coordinated care arrangements. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

A significant amount of our total assets is related to goodwill and intangible assets. As of December 31, 2019, the value of our goodwill and intangible assets net of accumulated amortization was $41.2 million. Goodwill and other intangible assets are tested for impairment annually when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. Any future goodwill or other intangible asset impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. We have in the past, identified a material weakness in our internal control over financial reporting, which was remediated; however, our remediation efforts may not enable us to avoid a material weakness in the future. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently.

We are required to disclose changes made in our internal control and procedures on a quarterly basis. We ceased to be an emerging growth company on December 31, 2019, and no longer take advantage of the exemptions in the Jumpstart Our Business Startups Act, or JOBS Act. Accordingly, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation by our independent registered public accounting firm.

In the event that our Chief Executive Officer, Chief Financial Officer, or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits, breaches of the covenants under our credit facilities, or other adverse actions requiring us to incur defense costs, pay fines, make settlements or seek judgments, which may adversely affect investor perceptions and potentially result in a decline in our stock price.

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

The development, testing, manufacturing, marketing and sale of generic and proprietary pharmaceutical products and biological products are subject to extensive federal, state and local regulation in the U.S. and other countries. Satisfaction of all regulatory requirements, which typically takes years for drugs that require regulatory approval in ANDAs, NDAs, biological license applications, or BLAs, or biosimilar applications is dependent upon the type, complexity and novelty of the product candidate and requires the expenditure of substantial resources for research (including qualification of suppliers and their supplied materials), development, in vitro and in vivo (including nonclinical and clinical trials) studies, manufacturing process development and commercial scale up. Some of our products are drug-device combination products that are regulated as drug products by the FDA, with consultation from the FDA’s Center for Device and Radiological Health. These combination products require the submission of drug applications to the FDA. All of our products are subject to compliance with the FFDCA and/or the Public Health Service Act, or PHSA, and with the FDA’s implementing regulations. Failure to adhere to applicable statutory or regulatory requirements by us or our business partners would have a material adverse effect on our operations and financial condition. In addition, in the event we are successful in developing product candidates for distribution and sale in other countries, we would become subject to regulation in such countries. Such foreign regulations and product approval requirements are expected to be time consuming and expensive as well.

We may encounter delays or agency rejections during any stage of the regulatory review and approval process based upon a variety of factors, including without limitation the failure to provide clinical data demonstrating compliance with the FDA’s requirements for safety, efficacy and quality. Those requirements may become more stringent prior to submission of our applications for approval or during the review of our applications due to changes in the law or changes in FDA policy or the adoption of new regulations. After submission of an application, the FDA may refuse to file the application, deny approval of the application or require additional testing or data. The FDA can convene an Advisory Committee to assist the FDA in examining specific issues related to the application. For example, we initially filed an NDA, for our Primatene® Mist product in July 2013, but FDA approval was not granted until November 2018 due to delays caused by the FDA’s requirement that we provide additional non-clinical information, label revision and follow-up studies (including label comprehension and behavioral/human factor studies), and that we make packaging and label revisions. Additionally, we received Complete Response Letters, or CRLs, from the FDA asking for more information before they could approve the ANDA for our epinephrine vial product. These CRLs have delayed the approval of this product.

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

Although the FDA may determine that a generic product is therapeutically equivalent to a brand product and indicate this therapeutic equivalence by providing it with an “A” rating in the FDA’s Orange Book, this designation is not binding on state pharmacy boards or state agencies. As a result, in states that do not deem our product candidates substitutable at the pharmacy level, physicians may be required to specifically prescribe our product or a generic product alternative in order for our product to be dispensed. Should this occur with respect to one of our generic product candidates, it could materially reduce sales in those states, which would substantially harm our business. Further, to the extent patients or their physicians are slow to adopt our generic products or do not consider our generic products as therapeutically equivalent, physicians may prescribe the branded products or otherwise instruct pharmacists to not substitute for our generic products, which would substantially harm our business.

Our investments in biosimilar products may not result in products that are approved by the FDA or other foreign regulatory authorities and, even if approved by such authorities, may not result in commercially successful products.

We plan to build on our existing platforms to produce biosimilar products in the future. In 2010, Congress amended the PHSA to create an abbreviated approval pathway for follow-on biologics. This approval pathway is available for “biosimilar” products, which are products that are highly similar to previously approved biologics notwithstanding minor differences in inactive components. The process for bringing a biosimilar product to market is uncertain and may be drawn out for an extended period of time. The FDA is in the process of publishing regulations governing this process and only 16 biosimilar applications have been approved as of December 31, 2018. Approval of biosimilar applications may be delayed by exclusivity on the BLA for the reference product for up to 12 years. Biosimilar applicants are also subjected to a patent resolution process that will require biosimilar applicants to share the contents of their application and information concerning its manufacturing processes with counsel for the company holding the BLA for the reference drug and to engage in a patent litigation process that could delay or prevent the commercial launch of a product for many years.

Biosimilar products are not presumed to be substitutable for the reference drug under the Biologics Price Competition and Innovation Act, or BPCIA. Biosimilar applicants must seek a separate FDA determination that they are “interchangeable” with the reference drug, meaning that they can be expected to produce the same clinical result in any given patient without an increase in risk due to switching from the brand product. None of the 16 biosimilar products that have been approved by the FDA have been approved as “interchangeable” and therefore, are not substitutable for the referenced drug. The statutory standards for determining biosimilarity and interchangeability are broad and uncertain, and the FDA has broad discretion to determine the nature and extent of product characterization, nonclinical testing and clinical testing on a product-by-product basis.

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

All facilities of Amphastar and our subsidiaries are periodically subject to inspection by the FDA and other governmental entities, and operations at these facilities could be interrupted or halted if the FDA or another governmental entity deems such inspections as unsatisfactory. For example, our facilities in Rancho Cucamonga, CA, South El Monte, CA and Nanjing, China were all subject to FDA cGMP inspections during 2019. Products manufactured in our facilities must be made in a manner consistent with cGMP or similar standards in each territory in which we manufacture. Compliance with such standards requires substantial expenditures of time, money and effort in such areas as production and quality control to ensure full technical compliance. Failure to comply with cGMP or with other state or federal requirements may result in unanticipated compliance expenditures, total or partial suspension of production or distribution, suspension of review of applications submitted for approval of our product candidates, termination of ongoing research, disqualification of data derived from studies on our products and/or enforcement actions such as recall or seizure of products, injunctions, civil penalties and criminal prosecutions of the company and company officials. Any suspension of production or distribution would require us to engage contract manufacturing organizations to manufacture our products or to accept a hiatus in marketing our products. Any contract manufacturing organization we engage will require time to learn our methods of production and to scale up to full production of our products. Any delays caused by the transfer of manufacturing to a contract manufacturing organization may have a material adverse effect on our results of operations. Additionally, any contract manufacturing organization that we engage will be subject to the same cGMP regulations as us, and any failure on their part to comply with FDA or other governmental regulations will result in similar consequences.

Our operations are subject to environmental, health and safety and other laws and regulations, with which compliance is costly and which exposes us to penalties for non-compliance.

Our business, products and product candidates are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety and the use, management, storage and disposal of hazardous substances, waste and other regulated materials. Because we own and operate real property, various environmental laws also may impose liability on us for the costs of cleaning up and responding to hazardous substances that may have been released on our property, including releases unknown to us. These environmental laws and regulations also could require us to pay for environmental remediation and response costs at third-party locations where we dispose of or recycle hazardous substances. The costs of complying with these various environmental requirements, as they now exist or as may be altered in the future, could adversely affect our financial condition and results of operations. For example, as a result of environmental concerns about the use of CFCs, the FDA issued a final rule on January 16, 2009 that required the phase-out of the CFC version of our Primatene® Mist product by December 31, 2011. This phase out caused us to discontinue sales of the CFC version of our Primatene® Mist product subsequent to December 31, 2011 and write off our inventory for the product, which had an adverse effect on our financial results.

Data collection under European and state laws in the U.S. is governed by restrictive regulations addressing the collection, use, processing and, in the case of Europe, cross-border transfer, of personal information.

We also must comply with data protection and data privacy requirements. Compliance with these laws, rules and regulations regarding privacy, security and protection of employee data could result in higher compliance and technology costs for us, as well as significant fines, penalties and damage to our global reputation and our brand as a result of non-compliance.

We may collect, process, use or transfer personal information from individuals located in the European Union in connection with our business. The collection and use of personal health data in the European Union are governed by the provisions of the General Data Protection Regulation ((EU) 2016/679), or the GDPR. This legislation imposes requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside of the European Economic Area, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping. The GDPR imposes additional responsibilities and liabilities in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Failure to comply with the requirements of the GDPR and related national data protection laws of the member states of the European Union may result in substantial fines, other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, U.S. states are adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements related to personal information. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which took effect on January 1, 2020 and has been dubbed the first “GDPR-like” law in the United States. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws.

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly.

Our products may be subject to federal and state laws and certain initiatives relating to cost control, which may decrease our profitability.

In the U.S., we expect there may be federal and state proposals for cost controls. We expect that increasing emphasis on managed care in the U.S. will continue to put pressure on the pricing of pharmaceutical products. In addition, we are required to pay rebates to states, which are generally calculated based on the prices for our products that are paid by state

Medicaid programs. Cost control initiatives could decrease the price that we charge, and increase the rebate amounts that we must provide, for any of our products in the future. Further, cost control initiatives could impair our ability to commercialize our products and our ability to earn significant revenues from commercialization. The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

• the demand for our products, if we obtain regulatory approval;

• our ability to receive or set a price that we believe is fair for our products;

• our ability to generate revenue and achieve or maintain profitability;

• the level of taxes that we are required to pay; and

• the availability of capital.

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

Some of our prescription products are marketed without FDA approval. These products, like many other prescription drugs on the market that the FDA have not been formally evaluated as being effective, contain active ingredients that were first marketed prior to the enactment of the Federal Food, Drug, and Cosmetic Act, or FFDCA. The FDA has assessed these products in a program known as the “Prescription Drug Wrap-Up” and has stated that these drugs cannot be lawfully marketed unless they comply with certain “grandfather” exceptions to the definition of “new drug” in the FFDCA. These exceptions have been strictly construed by FDA and by the courts, and the FDA has stated that it is unlikely that any of the unapproved prescription drugs on the market, including certain of our drugs, qualify for the exceptions. At any time, the FDA may require that some or all of our unapproved prescription drugs be submitted for approval and may direct us to recall these products and/or cease marketing the products until they are approved. The FDA may also take enforcement actions based on our marketing of these unapproved products, including but not limited to the issuance of an untitled letter or a warning letter, and a judicial action seeking an injunction, product seizure and/or civil or criminal penalties. The enforcement posture could change at any time and our ability to market such drugs could terminate with little or no notice. Moreover, if our competitors seek and obtain approval and market FDA-approved prescription products that compete against our unapproved prescription products, we would be subject to a higher likelihood that the FDA may seek to take action against our unapproved products. Such competitors have brought and may bring claims against us alleging unfair competition or related claims.

As a result of our meetings with the FDA in 2009, we decided to discontinue all of our products that were subject to the Prescription Drug Wrap-Up program, with the exception of epinephrine in vial form. These products were all produced at our subsidiary, IMS. During the third quarter of 2010, the FDA requested that we reintroduce several of the withdrawn products to help address a national drug shortage, while we prepared and filed applications for approval of the products. Between August and October, 2010, we reintroduced atropine, morphine, dextrose, and epinephrine prefilled syringes.

In February 2017, the FDA requested that we discontinue the manufacturing and distribution of our epinephrine injection, USP vial product, which had been marketed under the “grandfather” exception to the FDA’s Prescription Drug

Wrap-Up program. We discontinued selling this product in the second quarter of 2017.

For the years ended December 31, 2019, 2018, and 2017, we recorded net revenues of $39.3 million, $26.4 million, and $22.0 million, respectively, from our unapproved products. Our unapproved products currently on the market include: atropine, morphine, dextrose and epinephrine prefilled syringes. We have filed three ANDAs and one NDA with respect to our remaining unapproved products in order to mitigate all risk associated with the marketing of unapproved drug products. Prior to the approval of our ANDA and NDA submissions, we continue to operate in compliance with the FDA Compliance Policy Guide, CPG Sec. 440.100 Marketed New Drugs Without Approved NDAs and ANDAs.

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

Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include:

•

the federal Anti-kickback statue, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

•

the federal Health Insurance Portability and Accountability Act of 1996, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of individually identifiable health information;

•	the FFDCA and similar laws regulating advertisement and labeling;
•

the federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, require applicable manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services under the Open Payments Program, information related to certain payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•	the U.S. Foreign Corrupt Practices Act, which prohibits corrupt payments, gifts or transfers of value to non-U.S. officials;
•

non-U.S. and U.S. state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers;

•

state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines, and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources;

•

state and local laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration, and items of value provided to healthcare professionals and entities;
•	state and local laws that require the registration of pharmaceutical sales representatives; and
•

state and foreign laws also govern the privacy and security of personal information (including health information) in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The federal false claims laws have been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers or formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Most states also have statutes or regulations similar to the federal anti-kickback law and federal false claims laws, which apply to items and services covered by Medicaid and other state programs, or, in several states, apply regardless of the type of payer. Administrative, civil and criminal sanctions may be imposed under these federal and state laws. In addition, we are also subject to federal and state consumer protection and unfair competition laws that broadly regulate marketplace activities and activities that potentially harm consumers.

Further, the Affordable Care Act, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity can now be found guilty under the Affordable Care Act without actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Possible sanctions for violation of these anti-kickback laws include monetary fines, civil and criminal penalties, imprisonment, exclusion from federal health care programs and forfeiture of amounts collected in violation of such prohibitions. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.

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

In addition, there has been a trend of increased federal and state regulation of payments made to physicians for marketing. Some states, such as California, Massachusetts and Vermont, mandate implementation of commercial compliance programs, along with the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may run afoul of one or more of the requirements.

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

Our employees, independent contractors, consultants, commercial partners, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud, misconduct, or other illegal activity by our employees, independent contractors, consultants, commercial partners, and vendors. Misconduct by these parties could include intentional, reckless, and negligent conduct that fails to:

•	comply with the laws of the FDA, EMA, and other comparable foreign regulatory authorities;
•	provide true, complete, and accurate information to the FDA, EMA, and other comparable foreign regulatory authorities;
•	comply with manufacturing standards we have established;
•	comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or
•	report financial information or data accurately or to disclose unauthorized activities to us.

Our business operations, including research, sales, marketing, education, and other business arrangements, in the healthcare industry are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, educating, marketing and promotion, sales and commission, certain customer incentive programs, and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. While we have a code of conduct and ethics, it is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

For example, we received a complaint on December 20, 2018, related to our ANDA submitted seeking approval to engage in the commercial manufacture, use and sale of a proposed generic vasopressin injection USP. Additionally, we have also been involved in patent litigation and antitrust litigation related to our sales of enoxaparin. For further details, see the section titled Litigation in Note 20 in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K. The protracted litigations involved, and may continue to involve, large legal expenses and the diversion of management’s time and effort away from the business. Any future adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses, whether in these litigations or in other litigations, could result in substantial monetary damage awards and could prevent us from manufacturing and selling our products, which could have a material and adverse effect on our financial condition.

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

In addition, we have registered approximately 18.4 million shares subject to options and RSUs outstanding or reserved for future issuance under our equity compensation plans. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Jack Y. Zhang and Mary Z. Luo, each of whom serves as a director and an executive officer, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 9, 2020, Jack Y. Zhang and Mary Z. Luo, or Drs. Zhang and Luo, each of whom serves as one of our directors and executive officers, and their affiliates beneficially own approximately 27.5% of our outstanding common stock, including shares of common stock subject to options exercisable within 60 days of March 9, 2020. Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 31.4% of the outstanding, including shares of our common stock, based on the number of shares outstanding and shares of our common stock subject to options exercisable within 60 days of March 9, 2020. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

Jack Y. Zhang and Mary Z. Luo have pledged shares of our common stock to secure certain borrowed funds. The forced sale of these shares pursuant to a margin call or otherwise could cause our stock price to decline and negatively impact our business.

Since September 2015, UBS Bank USA, or UBS USA, has made extensions of credit in the aggregate amount of $7.8 million to Applied Physics & Chemistry Laboratories, Inc., or APCL, which is controlled by Jack Y. Zhang and Mary Z. Luo. The loan is secured by a pledge of 1,675,000 shares of our common stock currently held by APCL. Interest on the loan accrues at market rates. UBS received customary fees and expense reimbursements in connection with these loans.

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

The continued operation and expansion of our business will require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. In addition, our existing loan agreements restrict, and any future indebtedness may restrict, our ability to pay dividends. Investors seeking cash dividends should not purchase our common stock. Accordingly, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur.

While we have engaged in repurchases of our common stock, any future decisions to reduce or discontinue repurchasing our common stock pursuant to our previously announced repurchase program could cause the market price for our common stock to decline.

Although our Board has authorized a share repurchase program, and we repurchased approximately 1.1 million of our shares during 2019 for $22.3 million, any determination to continue to execute our stock repurchase program as planned will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors, as well as our Board's continuing determination that the repurchase program is in the best interests of our shareholders and is in compliance with all laws and agreements applicable to the repurchase program. Our stock repurchase program does not obligate us to acquire any specific number of shares. If we fail to meet any expectations related to stock repurchases, the market price of our stock could decline significantly, and could have a material adverse impact on investor confidence. Additionally, price volatility of our stock over a given period may cause the average price at which we repurchase our own stock to exceed the stock market price at a given point in time.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Stock Market LLC and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly since we ceased to be an “emerging growth company”, as defined in the JOBS Act on December 31, 2019. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

As of December 31, 2019, we are no longer an “emerging growth company” as defined in JOBS Act, and are now required to comply with additional disclosure and reporting requirements. We have previously taken advantage of the JOBS Act’s reduced disclosure requirements applicable to “emerging growth companies” regarding executive compensation and exemptions from the requirements of holding advisory say-on-pay votes on executive compensation. We are no longer eligible for such reduced disclosure requirements and exemptions and are now also required to comply with any new or revised financial accounting standards applicable to public companies without an extended transition period. These additional reporting requirements may increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to these public company requirements. Failure to comply with these requirements could also subject us to enforcement actions by the SEC, further increase costs and divert management’s attention, damage our reputation and adversely affect our business, operating results or financial condition.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our manufacturing facilities are located in Rancho Cucamonga and South El Monte, California; Canton, Massachusetts; Éragny-sur-Epte, France; and Nanjing, China. We own or lease a total of 106 buildings at six locations in the U.S., France and China, that comprise 2.0 million square feet of manufacturing, research and development, distribution, packaging, laboratory, office and warehouse space. Our facilities are regularly inspected by the FDA in connection with our product approvals, and we believe that all of our facilities are being operated in material compliance with the FDA’s cGMP regulations.

We continue to expand our facility in Nanjing, China and expect further significant investment.

In April 2014, we acquired Merck’s API manufacturing business in Éragny-sur-Epte, France, which manufactures porcine insulin API and recombinant human insulin API, and expect to continue the current site activities.

The following table provides a summary of our owned properties as of December 31, 2019:

	Aggregate
	Facility Size
Location	(in square feet)	Primary Use	Segment
Rancho Cucamonga, CA	267,674	Headquarters, research and development, laboratories, manufacturing, packaging, warehousing and administrative offices	Finished pharmaceutical products
Éragny-sur-Epte, France	251,983	Manufacturing, laboratories, warehousing and administrative offices	API
Canton, MA	251,750	Manufacturing, packaging, warehousing, distribution and administrative offices	Finished pharmaceutical products
Nanjing, China	393,125	Manufacturing, procurement, research and development, warehousing, and administrative offices	Finished pharmaceutical products
Chino, CA	57,968	Research and development, and laboratories	Finished pharmaceutical products
South El Monte, CA	21,200	Manufacturing	Finished pharmaceutical products

The properties leased by us have expiration dates ranging from 2020 to 2029 (including certain renewal options). The following table provides a summary of our leased properties:

	Aggregate
	Facility Size
Location	(in square feet)	Primary Use	Segment
Nanjing, China	232,863	Manufacturing, laboratories and administrative offices	Finished pharmaceutical products
Rancho Cucamonga, CA	180,019	Warehousing, distribution and administrative offices	Finished pharmaceutical products
South El Monte, CA	312,158	Manufacturing, packaging, warehousing, distribution and administrative offices	Finished pharmaceutical products

We believe that our current manufacturing capacity is adequate for the near term. We have in the past approached capacity at one of our facilities largely as a result of the FDA’s request that we reintroduce certain previously discontinued products to help cope with a nationwide shortage of these products. We believe that these capacity issues have been ameliorated as a result of certain other manufacturers re-entering the market and increasing the production of the products that were subject to the shortage.

Item 3.  Legal Proceedings.

The disclosure under Note 20 of the Notes to the Consolidated Financial Statements included elsewhere in this report is incorporated by reference in this Part I, Item 3.

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

Holders of Record

At March 9, 2020, we had 46,238,303 shares of common stock outstanding held by approximately 150 stockholders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders, including stockholders who are beneficial owners but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2014, with the cumulative stockholder return since December 31, 2014, on two indices: the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index. The graph assumes an initial investment of $100 on December 31, 2014, both in our common stock and in the stocks comprising each index. It also assumes reinvestment of dividends, if any. Historical stockholder return shown is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/14
12/15
12/16
12/17
12/18
12/19
Amphastar Pharmaceuticals, Inc.
NASDAQ Composite
NASDAQ Pharmaceutical

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2019

The table below provides information with respect to repurchases of our common stock.

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
October 1 – October 31, 2019	250,437	$19.89	250,437	—
November 1 – November 30, 2019	270,776	18.31	270,776	—
December 1 – December 31, 2019	198,423	19.23	198,423	—

(1)

During the fourth quarter of 2019, we repurchased shares of our common stock as part of the share buyback programs authorized by our Board of Directors on May 6, 2019. As of December 31, 2019, $21.8 million remained available for repurchase under such programs.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2019 other than transactions previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Item 6.  Selected Financial Data.

The following table sets forth selected financial data as of and for the periods indicated. The selected consolidated statements of operations data for fiscal 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018, are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The selected consolidated statements of operations data for fiscal 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016, and 2015, are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

The data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$322,357	$294,666	$240,175	$255,165	$251,519
Cost of revenues	190,434	187,681	149,666	150,969	174,157
Gross profit	131,923	106,985	90,509	104,196	77,362
Operating (income) expenses:
Selling, distribution and marketing	12,830	8,156	6,460	5,466	5,470
General and administrative	50,279	49,888	44,458	41,832	41,504
Research and development	68,853	57,564	43,503	41,522	37,838
Gain on sale of intangible assets	—	—	(2,643)	—	—
Total operating expenses	131,962	115,608	91,778	88,820	84,812
Income (loss) from operations	(39)	(8,623)	(1,269)	15,376	(7,450)
Non-operating income (expenses):
Interest income	997	456	425	270	315
Interest expense	(119)	(243)	(826)	(1,024)	(987)
Other income (expenses), net	59,389	(1,516)	2,919	8	(2,794)
Total non-operating income (expenses)	60,267	(1,303)	2,518	(746)	(3,466)
Income (loss) before income taxes	60,228	(9,926)	1,249	14,630	(10,916)
Income tax provision (benefit)	13,723	(3,266)	(2,398)	4,810	(8,302)
Net income (loss)	$46,505	$(6,660)	$3,647	$9,820	$(2,614)

Net income (loss) attributable to non-controlling interest	$(2,434)	$(922)	$—	$—	$—

Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$48,939	$(5,738)	$3,647	$9,820	$(2,614)

Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	$1.04	$(0.12)	$0.08	$0.22	$(0.06)
Diluted	$0.98	$(0.12)	$0.08	$0.21	$(0.06)
Weighted-average shares used to compute net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	46,982	46,395	46,107	45,375	44,961
Diluted	49,907	46,395	48,367	47,504	44,961

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$89,515	$93,323	$72,384	$74,271	$67,359
Working capital	165,232	113,508	120,586	123,479	116,181
Total assets	586,971	513,563	451,072	425,006	388,116
Long-term debt and finance leases, including current portion	47,135	50,213	47,156	37,722	41,099
Retained earnings	116,370	67,485	72,642	68,123	58,303
Total stockholders’ equity	381,366	332,435	333,736	326,523	293,490

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

In this section, we generally discuss the results of our operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. For a discussion of the year ended December 31, 2018 to the year ended December 31, 2017, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 15, 2019, which discussion is hereby incorporated herein by reference.

Overview

We are a specialty pharmaceutical company that focuses primarily on developing, manufacturing, marketing and selling technically challenging generic and proprietary injectable, inhalation, and intranasal products as well as insulin API products. We currently manufacture and sell over 20 products.

We are currently developing a portfolio of 15 generic abbreviated new drug applications, or ANDAs, three biosimilar insulin product candidates and four proprietary product candidates, which are in various stages of development and target a variety of indications. Seven of the ANDAs and one NDA are currently on file with the FDA.

Our largest products by net revenues currently include lidocaine jelly sterile solution, phytonadione, enoxaparin sodium injection, naloxone hydrochloride injection, medroxyprogesterone acetate, and Primatene® Mist.  We launched medroxyprogesterone acetate in the first quarter of 2018. In the fourth quarter of 2018, we launched our over-the-counter product Primatene® Mist. In July 2019, we began a national radio and television campaign for Primatene® Mist, which will continue throughout 2020.

To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. These acquisitions collectively have strengthened our core injectable and inhalation product technology infrastructure by providing additional manufacturing, marketing, and research and development capabilities including the ability to manufacture raw materials, API, and other components for our products.

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

On May 20, 2019, we entered into a settlement agreement relating to the enoxaparin patent and antitrust litigation with Momenta Pharmaceuticals, Inc. and Sandoz Inc. Pursuant to the settlement agreement, the plaintiffs paid us $59.9 million on June 27, 2019. For more information regarding the enoxaparin patent and antitrust litigation, see Note 20 to the consolidated financial statements for more information regarding litigation matters.

Business Segments

As of December 31, 2019, our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) API products. The finished pharmaceutical products segment manufactures markets and distributes enoxaparin, naloxone, phytonadione, lidocaine, medroxyprogesterone acetate, Primatene® Mist, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes RHI API and porcine insulin API for external customers and internal product development. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Segment Reporting Information.”

Results of Operations

Year ended December 31, 2019 compared to year ended December 31, 2018

Net revenues

	Year Ended December 31,		Change
	2019	2018	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products	$302,000	$271,059	$30,941	11%
API	20,357	23,607	(3,250)	(14)%
Total net revenues	$322,357	$294,666	$27,691	9%
Cost of revenues
Finished pharmaceutical products	$165,424	$157,839	$7,585	5%
API	25,010	29,842	(4,832)	(16)%
Total cost of revenues	$190,434	$187,681	$2,753	1%
Gross profit	$131,923	$106,985	$24,938	23%
as % of net revenues	41%	36%

The increase  in net revenues of finished pharmaceutical products for 2019 was primarily due to the following changes:

	Year Ended December 31,		Change
	2019	2018	Dollars	%
	(in thousands)
Finished pharmaceutical products net revenues
Lidocaine	$46,013	$43,328	$2,685	6%
Phytonadione	45,786	41,897	3,889	9%
Enoxaparin	42,695	53,371	(10,676)	(20)%
Naloxone	34,761	37,195	(2,434)	(7)%
Medroxyprogesterone	27,850	24,071	3,779	16%
Primatene® Mist	18,065	3,574	14,491	405%
Epinephrine	13,885	10,055	3,830	38%
Other finished pharmaceutical products	72,945	57,568	15,377	27%
Total finished pharmaceutical products net revenues	$302,000	$271,059	$30,941	11%

Primatene® Mist reflects sales for a full year as the product was launched in December 2018. Sales of Primatene® Mist increased in the fourth quarter of 2019 as a result of our nationwide television and radio advertising campaign and the launch of the product into Walmart. $2.2 million of the increase in sales of lidocaine was driven by higher average selling prices while the remainder was largely due to higher unit volumes. A higher average selling price led to $6.7 million of the sales increase in phytonadione, which was partially offset by a decrease in unit volumes. The increase in sales of epinephrine was driven primarily by higher unit volumes. Enoxaparin sales decreased due to lower unit volumes by $21.7 million as a result of increased competition,  which was partially offset by $11.0 million, due to an increase in average selling prices because of a change in customer mix. $1.6 million of the decrease in naloxone sales were due to lower average selling prices, while the remainder of the decline was primarily due to lower unit volumes. Medroxyprogesterone sales increased due to an increase in unit volumes, as the product was launched in 2018, so that year did not reflect a full year of sales.

Other finished pharmaceutical products sales increased primarily due to higher unit sales volumes of atropine, calcium chloride and dextrose, which were in high demand due to market shortages.

We anticipate that sales of naloxone, enoxaparin, and medroxyprogesterone will continue to fluctuate in the future as a result of competition.

Sales of API primarily depend on the timing of customer purchases. In August 2019, we amended the Supply Agreement with MannKind Corporation, or MannKind, whereby MannKind’s aggregate total commitment of RHI API under the Supply Agreement was modified and extended for an additional two years through 2026, which timeframe would have previously lapsed after calendar year 2024. MannKind paid us an amendment fee of $2.75 million, which we recognized in net revenues during the year ended December 31, 2019.

We anticipate that sales of API will continue to fluctuate and may decrease due to the inherent uncertainties related to sales to MannKind. In addition, most of our API sales are denominated in euros, and the fluctuation in the value of the euro versus the U.S. dollar has had, and will continue to have, an impact on API sales revenues in the near term.

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. We had no significant backlog as of December 31, 2019. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Cost of revenues

The launch of Primatene® Mist, which is a higher margin product, as well as the higher average selling price of phytonadione, helped increase our gross margins for the year ended December 31, 2019. Gross margins for Primatene® Mist were magnified by the use of API and components which were expensed to pre-launch inventory in prior years.

The cost of heparin, which is the starting material for enoxaparin, has increased and is expected to increase further, putting downward pressure on our gross margins. However, we believe that this trend will be offset by sales of our higher-margin products, such as medroxyprogesterone, isoproterenol and Primatene® Mist, which were launched over the past two years.

Selling, distribution, and marketing, and general and administrative

	Year Ended December 31,		Change
	2019	2018	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$12,830	$8,156	$4,674	57%
General and administrative	50,279	49,888	391	1%

The increase in selling, distribution, and marketing expenses was primarily due to marketing expenses related to Primatene® Mist, including the cost of a national television and radio marketing campaign which began in July 2019. The increase in general and administrative expense was primarily due to an increase in personnel cost and an increase in accounting audit fees  and consultant fees associated with our compliance with public company reporting obligations. This was partially offset by a decrease in legal expenses as a result of the enoxaparin patent and antitrust litigation settlement (see Note 20 to the consolidated financial statements for more information regarding litigation matters).

We expect that selling, distribution and marketing expenses will increase due to the increase in marketing expenditures for Primatene® Mist. We expect that general and administrative expenses will increase on an annual basis due to increased costs associated with ongoing compliance with public company reporting obligations. Legal fees may fluctuate due to the timing of patent challenges and other litigation matters.

Research and development

	Year Ended December 31,		Change
	2019	2018	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$27,503	$18,125	$9,378	52%
Pre-launch inventory	54	2,375	(2,321)	(98)%
Clinical trials	8,707	3,939	4,768	121%
FDA fees	860	2,118	(1,258)	(59)%
Testing, operating and lab supplies	15,640	21,089	(5,449)	(26)%
Depreciation	8,591	5,131	3,460	67%
Other expenses	7,498	4,787	2,711	57%
Total research and development expenses	$68,853	$57,564	$11,289	20%

Research and development costs consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

Salaries and personnel-related expenses as well as depreciation expense increased in 2019 primarily due to API and key component development at our ANP facility. Clinical trial expense increased due to external studies related to our generic product pipeline, primarily for our inhalation ANDAs and our insulin biosimilar programs.

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

Other income (expense), net

	Year Ended December 31,		Change
	2019	2018	Dollars	%
	(in thousands)
Other income (expenses), net	$59,389	$(1,516)	$60,905	NM

In June 2019, we recognized a gain of $59.9 million relating to our settlement of the enoxaparin patent and antitrust litigation with Momenta Pharmaceuticals, Inc. and Sandoz Inc. For more information regarding the enoxaparin patent and antitrust litigation, see Note 20 to the consolidated financial statements for more information regarding litigation matters.

Income tax provision (benefit)

	Year Ended December 31,		Change
	2019	2018	Dollars	%
	(in thousands)
Income tax provision (benefit)	$13,723	$(3,266)	$16,989	NM
Effective tax rate	23%	33%

The difference in income tax provision (benefit) was primarily due to differences in pre-tax income (loss) positions.

Liquidity and Capital Resources

Cash Requirements and Sources

We need capital resources to maintain and expand our business. We expect our cash requirements to increase significantly in the foreseeable future as we sponsor clinical trials for, seek regulatory approvals of, and develop, manufacture and market our current development‑stage product candidates and pursue strategic acquisitions of businesses or assets. Our future capital expenditures include projects to upgrade, expand and improve our manufacturing facilities in the United States, China, and France. Our cash obligations include the principal and interest payments due on our existing loans and lease payments, as described below and throughout this Annual Report on Form 10-K. As of December 31, 2019, our foreign subsidiaries collectively held $31.3 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

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

Working capital increased $51.7 million to $165.2 million at December 31, 2019, compared to $113.5 million at December 31, 2018.

Cash Flows from Operations

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$41,762	$38,191
Investing activities	(50,527)	(42,182)
Financing activities	(3,783)	25,008
Effect of exchange rate changes on cash	(104)	(274)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(12,652)	$20,743

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $41.8 million for the year ended December 31, 2019, which included net income of $46.5 million, primarily as a result of the receipt of the $59.9 million relating to the litigation settlement with Momenta Pharmaceuticals, Inc. and Sandoz Inc. Non-cash items were primarily comprised of $18.1 million of depreciation and amortization, and $17.3 million of share-based compensation expense.

Additionally, there was a net cash outflow from changes in operating assets and liabilities of $51.7 million which resulted from the decrease in accounts receivable, offset by an increase in inventory, as well as a decrease in accounts payable and accrued liabilities. The decrease in accounts receivable was due to the timing of sales. The increase in inventory was primarily due to increased purchases of raw materials and the production of finished goods for enoxaparin and Primatene® Mist with an impact of $29.2 million and $9.3 million, respectively. We plan to utilize deferred tax credits to offset a significant portion of the tax liability related to our 2019 U.S. federal and California state taxable income, resulting in only $4.6 million tax payments. Accounts payable and accrued liabilities decreased primarily due to the timing of payments.

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

Investing Activities

Net cash used in investing activities was $50.5 million for the year ended December 31, 2019, primarily as a result of $41.6 million in purchases of property, plant, and equipment, which included $11.3 million incurred in the United States, $6.8 million in France, and $23.5 million in China. Additionally, we purchased $8.8 million in short-term investments in 2019.

Net cash used in investing activities was $42.2 million for the year ended December 31, 2018, primarily as a result of $46.8 million in purchases of property, plant, and equipment, which included $15.7 million incurred in the United States, $9.3 million in France, and $21.8 million in China. The cash used was partially offset by the $4.4 million receipt of the remaining consideration of the sale of various ANDAs in February 2017 (see Note 10 to the consolidated financial statements for more information).

Financing Activities

Net cash used in financing activities was $3.8 million for the year ended December 31, 2019, primarily as a result of $22.3 million used to purchase treasury stock, which was partially offset by the receipt of $18.3 million for the ANP private placement, and $3.4 million in net proceeds received from our equity plans. Additionally, we received $3.6 million from borrowings on an equipment line of credit, and made $6.8 million in principal payments on our long-term debt and lines of credit.

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

Debt and Borrowing Capacity

Our outstanding debt obligations are summarized as follows:

	December 31,
	2019	2018	Change
	(in thousands)
Short-term debt and current portion of long-term debt	$7,741	$18,229	$(10,488)
Long-term debt	39,394	31,984	7,410
Total debt	$47,135	$50,213	$(3,078)

As of December 31, 2019, we had $41.4 million in unused borrowing capacity under revolving lines of credit and equipment lines of credit with Cathay Bank and East West Bank.

Lines of credit bear variable interest rates and are secured by inventory, accounts receivable, intangible assets, and equipment. The weighted average interest rates on lines of credit as of December 31, 2019 and 2018 were 4.0% and 5.6%, respectively. We have also entered into or refinanced certain mortgage and equipment loans with Cathay Bank and East West Bank, which bear variable or fixed interest rates and are secured by buildings and equipment. On certain loans with East West Bank, we have entered into fixed interest rate swap contracts to exchange the variable interests for fixed interest rates without the exchange of underlying notional debt amounts.

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

The consideration we receive in exchange for our goods or services is only recognized when it is probable that a significant reversal will not occur. The consideration to which we expect to be entitled includes a stated list price, less various forms of variable consideration. We make significant estimates for related variable consideration at the point of sale, including chargebacks, rebates, product returns, other discounts and allowances.

Provision for estimated chargebacks, rebates, discounts, product returns and doubtful accounts is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

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

The provision for chargebacks and rebates is reflected as a component of net revenues. The following table is an analysis of the chargeback and rebate provision:

	Year Ended
	December 31,
	2019	2018
	(in thousands)
Beginning balance	$22,423	$18,470
Provision for chargebacks and rebates	131,524	125,112
Credits and payments issued to third parties	(132,303)	(121,159)
Ending balance	$21,644	$22,423

Changes in the chargeback provision from period to period are primarily dependent on our sales to wholesalers, the level of inventory held by wholesalers, and the wholesalers’ customer mix. Changes in the rebate provision from period to period are primarily dependent on retailer’s and other indirect customers’ purchases. The approach that we use to estimate chargebacks and rebates has been consistently applied for all periods presented. Variations in estimates have been historically small. We continually monitor the provision for chargebacks and rebates and make adjustments when we believe that the actual chargebacks and rebates may differ from the estimates. The settlement of chargebacks and rebates generally occurs within 30 days to 60 days after the sale to wholesalers. Accounts receivable and/or accounts payable and accrued liabilities are reduced and/or increased by the chargebacks and rebate amounts depending on whether we have the right to offset with the customer. Of the provision for chargebacks and rebates as of December 31, 2019 and 2018, $15.4 million and $12.0 million were included in accounts receivable, net, on the consolidated balance sheets, respectively. The remaining provision as of December 31, 2019 and 2018, was $6.2 million and $10.4 million, which were included in accounts payable and accrued liabilities, respectively.

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

The provision for product returns is reflected as a component of net revenues. The following table is an analysis of the product return liability:

	Year Ended
	December 31,
	2019	2018
	(in thousands)
Beginning balance	$8,030	$6,522
Provision for product returns	7,305	4,149
Credits issued to third parties	(4,996)	(2,641)
Ending balance	$10,339	$8,030

Of the provision for product returns as of December 31, 2019 and 2018, $7.1 million and $5.3 million were included in accounts payable and accrued liabilities on the consolidated balance sheets, respectively. The remaining provision of $3.2 million and $2.7 million were included in other long-term liabilities, respectively. For the years ended December 31, 2019 and 2018, our aggregate product return rate was 1.1% and 1.3% of qualified sales, respectively.

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

The indefinite‑lived intangible asset, the Primatene® trademark acquired in June 2008, and goodwill are tested for impairment annually, in the fourth quarter, or more frequently if indicators of impairment are present. An impairment loss is recorded if the asset’s fair value is less than its carrying value. We also periodically review the Primatene® trademark to determine if events and circumstances continue to support an indefinite useful life. When we choose to perform a qualitative assessment, we evaluate economic, industry and company-specific factors as an initial step. If we determine it is more likely than not that the Primatene® trademark is impaired or the fair value of a reporting unit is less than its carrying amount, further quantitative impairment process is then performed; otherwise, no further testing is required. If the life is no longer indefinite, the asset is tested for impairment, and the carrying value, after recognition of any impairment loss, is amortized over its remaining useful life. No impairment of indefinite-lived intangible asset and goodwill was recorded during the years ended December 31, 2019, 2018, or 2017, respectively.

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

For awards issued prior to the listing of our common stock on The Nasdaq Global Select Market, or Nasdaq, the fair value of the common stock utilized in the fair value estimation of award arrangements has been determined by our board of directors, utilizing contemporaneous third-party valuations. Following the listing of our common stock on Nasdaq, we use the closing stock price as reported on Nasdaq on the grant date for the fair value of its stock.

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

Effective January 1, 2017, we prospectively adopted certain requirements of Auditing Standards Update, or ASU, No. 2016-09. As a result, cash flows related to excess tax benefits are classified in operating activities and all excess tax benefits and tax deficiencies are directly included in income tax expense or benefit in the consolidated statement of operations without adjusting prior periods. Additionally, ASU No. 2016-09 eliminated the requirement that excess tax benefits from share-based compensation reduce taxes payable prior to being recognized in the financial statements. Upon adoption of ASU No. 2016-09, the cumulative excess benefits of stock compensation of $0.9 million that was not previously recognized was established on the balance sheet resulting in an increase in deferred tax assets and retained earnings.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-02 Leases, which is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheets as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU and the related clarifications subsequently issued by the FASB became effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. In July 2018, the FASB further amended the standard to allow for a new transition method that offers the option of using the effective date as the date of initial application. We elected the alternative transition method and therefore have not adjusted comparative-period financial information. On January 1, 2019, we adopted ASC 842, which resulted in the recognition of right-of-use assets of approximately $13.9 million and lease liabilities of approximately $14.1 million related to our operating lease commitments. We elected the available practical expedients at transition including the package of expedients pursuant to which (i) we have not reassessed our prior conclusion related to whether a contract contains a lease, the underlying lease classification or accounting for initial direct cost in a lease, and (ii) we have elected the hindsight practical expedient of determining the lease term and the short-term lease exception such that it did not recognize a right-of-use asset or lease liability for leases with a term of 12 months or less. The new standard also provided practical expedients for our ongoing accounting and we have elected the practical expedient of not separating lease and non-lease components for our asset classes. Footnote 18 provides details on our current operating lease arrangements. The adoption of ASC 842 did not have a material impact on our results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses, which is aimed at providing financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit. The standard update changes the impairment model for financial assets measured at amortized cost, requiring presentation at the net amount expected to be collected. The measurement of expected credit losses requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Available-for-sale debt securities with unrealized losses will be recorded through an allowance for credit losses. The ASU and the related clarifications subsequently issued by FASB will become effective for our interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted for interim or annual periods after December 31, 2019. We will be required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This new guidance will apply to our held-to-maturity investments and trade receivables. We do not believe the adoption of this accounting guidance will have a material impact on our consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU No. 2018-15 Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalized implementation cost incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The guidance also requires the entity to expense the capitalized implementation cost of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonable certain renewals. This guidance is effective for our interim and annual reporting periods after December 31, 2019. The adoptions of the guidance will not have a material impact on our consolidated financial statements and related disclosures.

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

In December 2019, the FASB issued ASU No. 2019-12 Simplifying the Accounting for Income Taxes (Topic 740), which simplifies various aspects related to accounting for income taxes. The amendment also improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The guidance is effective for our interim and annual reporting periods after the year ended December 15, 2020, with early adoption permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements and related disclosures.

Non-GAAP Financial Measures

We report our financial results in accordance with accounting principles generally accepted in the United States, or GAAP.

Contractual Obligations

Set forth below are our contractual payment obligations (including interest obligations but excluding intercompany obligations) as of December 31, 2019:

					More
		Less than			than
Contractual Obligations(1)	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Long-term debt(2)	$55,130	$9,453	$18,393	$7,900	$19,384
Operating leases	24,975	4,239	8,093	4,086	8,557
Finance leases	877	311	507	51	8
Facility construction in Nanjing, China(3)	1,500	1,500	—	—	—
Purchase obligations(4)	37,987	37,639	129	219	—
	$120,469	$53,142	$27,122	$12,256	$27,949

(1)	The table above excludes our liability for uncertain tax positions of $8.3 million because the timing of any related payments cannot be reasonably estimated.
(2)

Long‑term debt includes accrued and unpaid interest. As of December 31, 2019, the principal amount of long-term debt with variable interest exposure was $14.5 million. As of December 31, 2019, the weighted average variable interest rate on our long‑term debt was 4.7%.

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

Investment in China

In accordance with certain agreements between ANP and the Chinese government, in January 2010 and November 2012, we acquired certain land-use rights for $1.2 million and $1.3 million, respectively. As required by these agreements, we have committed to spending approximately $15.0 million in the related land development, which primarily includes the construction of fixed assets according to a specified timetable. As of December 31, 2019, we have spent $13.5 million on such construction. We anticipate that this spending commitment will be met by the end of 2020.

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

From October 24 to November 5, 2019, our IMS facility in South El Monte, California was subject to a preapproval inspection by the FDA. The inspection included a review of data to support our pending applications. The inspection resulted in multiple observations on Form 483. We responded to the initial observations within the required timeframe, however, there was an additional request for information. We plan to submit our response in March 2020, and we believe that it will satisfy the requirements of the FDA and that no significant further actions will be necessary.

From November 18 to November 22, 2019, our Amphastar facility in Rancho Cucamonga, California was subject to a pre-approval biomonitoring inspection by the FDA. The inspection included review of the analytical laboratory used in support of one of our pending applications. The inspection resulted in no Form 483 findings. No further actions will be necessary.

From November 18 to November 21, 2019, our IMS facility in South El Monte, California and our Amphastar facility in Rancho Cucamonga, California were subject to a pre-approval biomonitoring inspection by the FDA. The inspection included review of the analytical laboratory and an in vitro study used in support of one of our pending applications. The inspection resulted in no Form 483 findings. No further actions will be necessary.

On December 18, 2019, our IMS facility in South El Monte, California was subject to an inspection by the FDA. The inspection was part of an overall investigation involving makers of opioid products. The inspection resulted in no Form 483 findings. No further actions will be necessary.

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

Investment Risk

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary. As of December 31, 2019,  none of our investments experienced any declines in fair value that are other than temporary. We do not enter into investments for trading or speculative purposes.

As of December 31, 2019, we had $27.6 million deposited in seven banks located in China, $3.0 million deposited in one bank located in France, and $0.8 million deposited in one bank located in the United Kingdom. We also maintained $44.2 million in cash equivalents that include money market accounts as of December 31, 2019. Additionally, we maintain approximately $2.8 million in corporate bonds as of December 31, 2019. The remaining amounts of our cash equivalent as of December 31, 2019, are in non-interest bearing accounts.

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

As of December 31, 2019, we had $47.1 million in long-term debt and finance leases outstanding. Of this amount, $14.5 million had variable interest rates which were not locked-in through fixed interest rate swap contracts. The debt with variable interest rate exposure had a weighted-average interest rate of 4.7% at December 31, 2019. An increase in the index underlying these rates of 1% (100 basis points) would increase our annual interest expense on the debt with variable interest rate exposure by approximately $0.1 million per year.

As of December 31, 2018, we had $50.2 million in long-term debt and capital leases outstanding. Of this amount, $13.4 million had variable interest rates that were not locked in through fixed interest rate swap contracts. The debt with variable interest rate exposure had a weighted-average interest rate of 5.2% at December 31, 2018.

Foreign Currency Exchange Risk

Our finished pharmaceutical products are primarily sold in the U.S. domestic market, and have little exposure to foreign currency price fluctuations. However, as a result of our acquisition of the API manufacturing business in France, we are exposed to market risk related to changes in foreign currency exchange rates. Specifically, our insulin sales contracts are frequently denominated in euros, which are subject to fluctuations relative to the USD.

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

As of December 31, 2019, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would result in approximately $2.5 million reduction of foreign currency gains, and approximately $3.5 million reduction in other comprehensive income.

As of December 31, 2019 and 2018, our foreign subsidiaries had cash balances denominated in foreign currencies in the amount of $5.2 million and $17.6 million, respectively.

Item 8.  Financial Statements and Supplementary Data.

Index to Amphastar Pharmaceuticals, Inc. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Amphastar Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amphastar Pharmaceuticals, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated March 16, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

Irvine, California

March 16, 2020

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$73,685	$86,337
Restricted cash	1,865	1,865
Short-term investments	11,675	2,831
Restricted short-term investments	2,290	2,290
Accounts receivable, net	45,376	52,163
Inventories	110,501	69,322
Income tax refunds and deposits	311	49
Prepaid expenses and other assets	9,538	5,485
Total current assets	255,241	220,342

Property, plant, and equipment, net	233,856	210,418
Finance lease right-of-use assets	887	—
Operating lease right-of-use assets	18,805	—
Goodwill and intangible assets, net	41,153	42,267
Other assets	11,156	9,918
Deferred tax assets	25,873	30,618
Total assets	$586,971	$513,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$77,051	$87,418
Income taxes payable	2,042	1,187
Current portion of long-term debt	7,741	18,229
Current portion of operating lease liabilities	3,175	—
Total current liabilities	90,009	106,834

Long-term reserve for income tax liabilities	3,425	415
Long-term debt, net of current portion	39,394	31,984
Long-term operating lease liabilities, net of current portion	16,315	—
Deferred tax liabilities	867	1,031
Other long-term liabilities	9,433	8,940
Total liabilities	159,443	149,204
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 52,495,483 and 46,576,968 shares issued and outstanding as of December 31, 2019 and 51,438,675 and 46,631,118 shares issued and outstanding as of December 31, 2018, respectively	5	5
Additional paid-in capital	367,305	344,434
Retained earnings	116,370	67,485
Accumulated other comprehensive loss	(4,687)	(4,013)
Treasury stock	(97,627)	(75,476)
Total Amphastar Pharmaceuticals, Inc. stockholders’ equity	381,366	332,435
Non-controlling interests	46,162	31,924
Total equity	427,528	364,359
Total liabilities and stockholders’ equity	$586,971	$513,563

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net revenues	$322,357	$294,666	$240,175
Cost of revenues	190,434	187,681	149,666
Gross profit	131,923	106,985	90,509

Operating expenses:
Selling, distribution, and marketing	12,830	8,156	6,460
General and administrative	50,279	49,888	44,458
Research and development	68,853	57,564	43,503
Gain on sale of intangible assets	—	—	(2,643)
Total operating expenses	131,962	115,608	91,778

Income (loss) from operations	(39)	(8,623)	(1,269)

Non-operating (expenses) income:
Interest income	997	456	425
Interest expense	(119)	(243)	(826)
Other income (expenses), net	59,389	(1,516)	2,919
Total non-operating (expenses) income, net	60,267	(1,303)	2,518

Income (loss) before income taxes	60,228	(9,926)	1,249
Income tax provision (benefit)	13,723	(3,266)	(2,398)

Net income (loss)	$46,505	$(6,660)	$3,647

Net loss attributable to non-controlling interests	$(2,434)	$(922)	$—

Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$48,939	$(5,738)	$3,647

Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	$1.04	$(0.12)	$0.08

Diluted	$0.98	$(0.12)	$0.08

Weighted-average shares used to compute net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	46,982	46,395	46,107

Diluted	49,907	46,395	48,367

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$48,939	$(5,738)	$3,647

Other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc., net of income taxes
Foreign currency translation adjustment	(576)	(1,957)	2,713
Change in pension obligations	(98)	44	(117)
Total other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	(674)	(1,913)	2,596

Total comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$48,265	$(7,651)	$6,243

See accompanying notes to consolidated financial statements.

Amphastar Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock		Total
			Additional		Other			Amphastar	Non-
			Paid-in	Retained	Comprehensive			Stockholders'	controlling
	Shares	Amount	Capital	Earnings	Income (loss)	Shares	Amount	Equity	Interest	Total
Balance as of December 31, 2016	47,765,149	5	283,123	68,123	(4,696)	(1,516,527)	(20,032)	326,523	—	326,523
Beginning balance adjustment to retained earnings as a result of the adoption of ASU No. 2016-09	—	—	—	872	—	—	—	872	—	872
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	3,647	—	—	—	3,647	—	3,647
Other comprehensive income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	2,596	—	—	2,596	—	2,596
Purchase of treasury stock	—	—	—	—	—	(1,905,653)	(30,747)	(30,747)	—	(30,747)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(77)	—	—	6,549	77	—	—	—
Issuance of common stock in connection with the Company's equity plans	2,274,063	—	13,758	—	—	—	—	13,758	—	13,758
Share-based compensation expense	—	—	17,087	—	—	—	—	17,087	—	17,087
Balance as of December 31, 2017	50,039,212	5	313,891	72,642	(2,100)	(3,415,631)	(50,702)	333,736	—	333,736
Beginning balance adjustment as a result of the adoption of new accounting standards	—	—	—	582	—	—	—	582	—	582
Net loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	(5,738)	—	—	—	(5,738)	—	(5,738)
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(1,913)	—	—	(1,913)	—	(1,913)
Proceeds from the private placement of ANP	—	—	5,190	—	—	—	—	5,190	32,846	38,036
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(922)	(922)
Purchase of treasury stock	—	—	—	—	—	(1,414,924)	(25,047)	(25,047)	—	(25,047)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(273)	—	—	22,998	273	—	—	—
Issuance of common stock in connection with the Company's equity plans	1,399,463	—	8,946	—	—	—	—	8,946	—	8,946
Share-based compensation expense	—	—	16,680	—	—	—	—	16,680	—	16,680
Balance as of December 31, 2018	51,438,675	5	344,434	67,485	(4,013)	(4,807,557)	(75,476)	332,435	31,924	364,359
Beginning balance adjustment as a result of the adoption of new accounting standards	—	—	—	(54)	—	—	—	(54)	—	(54)
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	48,939	—	—	—	48,939	—	48,939
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(674)	—	—	(674)	—	(674)
Proceeds from the private placement of ANP	—	—	2,588	—	—	—	—	2,588	16,378	18,966
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(2,434)	(2,434)
Purchase of treasury stock	—	—	—	—	—	(1,122,781)	(22,291)	(22,291)	—	(22,291)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(140)	—	—	11,823	140	—	—	—
Issuance of common stock in connection with the Company's equity plans	1,056,808	—	3,422	—	—	—	—	3,422	—	3,422
Share-based compensation expense	—	—	17,001	—	—	—	—	17,001	294	17,295
Balance as of December 31, 2019	52,495,483	$5	$367,305	$116,370	$(4,687)	(5,918,515)	$(97,627)	$381,366	$46,162	$427,528

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$46,505	$(6,660)	$3,647
Reconciliation to net cash provided by operating activities:
Loss (gain) on impairment and disposal of assets	1,036	1,429	(2,337)
Depreciation of property, plant, and equipment	17,073	14,529	12,954
Amortization of product rights, trademarks, and patents	1,037	1,987	2,856
Operating lease right-of-use asset amortization	3,011	—	—
Share-based compensation expense	17,295	16,680	17,087
Changes in reserve for uncertain tax positions	3,010	(464)	34
Changes in deferred taxes, net	4,542	(1,414)	4,386
Changes in operating assets and liabilities:
Accounts receivable, net	6,702	(16,295)	(8,102)
Inventories	(41,103)	(5,984)	18,650
Prepaid expenses and other assets	(3,604)	1,375	(4,817)
Income tax refund, deposits, and payable	591	3,849	(11,836)
Operating lease liabilities	(2,613)	—	—
Accounts payable and accrued liabilities	(11,720)	29,159	6,687
Net cash provided by operating activities	41,762	38,191	39,209

Cash Flows From Investing Activities:
Purchases and construction of property, plant, and equipment	(41,555)	(46,808)	(35,099)
Proceeds from the sale of property, plant and equipment	—	245	—
Sale of intangible assets	—	4,400	2,000
Purchase of short-term investments	(8,815)	(308)	(5,645)
Maturity of short-term investments	—	91	3,650
Changes in restricted short-term investments	—	—	(900)
Payment of deposits and other assets	(157)	198	(896)
Net cash used in investing activities	(50,527)	(42,182)	(36,890)

Cash Flows From Financing Activities:
Proceeds from the private placement of ANP	18,298	38,036	—
Proceeds from equity plans, net of withholding tax payments	3,421	8,946	13,758
Purchase of treasury stock	(22,291)	(25,047)	(30,747)
Proceeds from borrowing under lines of credit	—	347	—
Repayments under lines of credit	(347)	—	—
Proceeds from issuance of long-term debt	3,570	8,431	18,983
Principal payments on long-term debt	(6,434)	(5,705)	(9,712)
Net cash (used in) provided by financing activities	(3,783)	25,008	(7,718)

Effect of exchange rate changes on cash	(104)	(274)	504

Net increase (decrease) in cash, cash equivalents, and restricted cash	(12,652)	20,743	(4,895)

Cash, cash equivalents, and restricted cash at beginning of period	88,202	67,459	72,354

Cash, cash equivalents, and restricted cash at end of period	$75,550	$88,202	$67,459

Noncash Investing and Financing Activities:
Capital expenditure included in accounts payable	$10,622	$8,386	$6,710
Operating lease right-of-use assets	$7,978	$—	$—
Equipment acquired under finance leases	$143	$14	$—

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$2,435	$2,376	$1,877
Income taxes paid	$5,717	$339	$4,876

See accompanying notes to consolidated financial statements

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business

Amphastar Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, hereinafter referred to as “the Company”) is a specialty pharmaceutical company that develops, manufactures, markets, and sells generic and proprietary injectable, inhalation, and intranasal products, including products with high technical barriers to market entry. Additionally, the Company sells insulin active pharmaceutical ingredient, or API, products. Most of the Company’s products are used in hospital or urgent care clinical settings and are primarily contracted and distributed through group purchasing organizations and drug wholesalers. The Company’s insulin API products are sold to other pharmaceutical companies for use in their own products and are being used by the Company in the development of injectable finished pharmaceutical products. The Company’s inhalation product, Primatene® Mist is primarily distributed through drug retailers.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and are prepared in accordance with United States generally accepted accounting principles, or GAAP. All intercompany activity has been eliminated in the preparation of the consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company.

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

In July 2018, the Company’s Chinese subsidiary, ANP, completed a private placement of its common equity interest to accredited investors for aggregate gross proceeds of approximately $57 million. While investors were initially required to complete their contributions in cash by December 31, 2018, ANP granted an extension to certain investors. Certain investors contributed their payments in Chinese yuan, which resulted in a difference in U.S. dollars, or USD, due to currency fluctuations subsequent to the execution of the placement agreement. A total of $56.3 million was received by ANP and the difference was expensed in the quarter ended March 31, 2019. The Company has retained approximately 58% of the equity interest in ANP following the private placement and continues to consolidate the financial results of ANP with the Company’s results of operations. ANP’s net income after July 2, 2018, was attributed to the Company in accordance with the Company’s equity interest of approximately 58% in ANP.

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

Foreign Currency

The functional currency of the Company, its domestic subsidiaries, its Chinese subsidiary ANP, and its U.K. subsidiary, AUK, is the USD. ANP maintains its books of record in Chinese yuan. These books are remeasured into the functional

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

currency of USD using the current or historical exchange rates. The resulting currency remeasurement adjustments and other transactional foreign currency exchange gains and losses are reflected in the Company’s consolidated statements of operations.

The Company’s French subsidiary, AFP, maintains its book of record in euros. ANP’s other Chinese subsidiaries, maintain their books of record in Chinese yuan. AUK’s subsidiary, IMS UK, maintains its book of record in British pounds. These local currencies have been determined to be the subsidiaries’ respective functional currencies. These books of record are translated into USD using average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transactions. Translation adjustments are reflected in stockholders’ equity and are included as a component of other accumulated comprehensive income (loss). The unrealized gains or losses of intercompany foreign currency transactions that are of a long-term investment nature are reported in other accumulated comprehensive income (loss). The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature for the years ended December 31, 2019, 2018, and 2017 were a $0.7 million gain, a $1.5 million gain, and a $4.3 million gain, respectively.

Comprehensive Income (Loss)

For the years ended December 31, 2019, 2018 and 2017, the Company included its foreign currency translation gain or loss and change in pension obligation of its defined benefit pension plan as part of its comprehensive income (loss).  There was no material income tax provision (benefit) allocated to other comprehensive loss for the years ended December 31, 2019 and 2018. Income tax expense of $1.5 million was allocated to other comprehensive income for the year ended December 31, 2017.

Shipping and Handling Costs

For the years ended December 31, 2019, 2018, and 2017, the Company included shipping and handling costs of approximately $4.3 million, $3.7 million, and $3.0 million, respectively, in selling, distribution and marketing expenses in the accompanying consolidated statements of operations.

Advertising Costs

In connection with the launch of Primatene® Mist, in July 2019, the Company began to incur advertising costs. Advertising costs are expensed as incurred, except for costs related to the development of a major commercial or media campaign, which are expensed in the period in which commercial or campaign is first presented, and is reflected as a component of selling, distribution and marketing in the Company’s consolidated statement of operations. For the year ended December 31, 2019, advertising cost was $4.3 million.

Research and Development Costs

Research and development costs are charged to expense as incurred and consist of costs incurred to further the Company’s research and development activities. These include salaries and related employee benefits, costs associated with clinical trials, nonclinical research and development activities, regulatory activities, research‑related overhead expenses and fees paid to external service providers.

The Company may produce or purchase inventories prior to or with the expectation of receiving marketing authorization in the near term, based on operational decisions about the most effective use of existing resources. This inventory is referred to as pre‑launch inventory. It is the Company’s accounting policy that the pre-launch inventory is capitalized if it has a probable future economic benefit. If marketing authorization is received and previously expensed pre‑launch inventory is sold, such sales may contribute up to a 100% margin to the Company’s operating results. Pre‑launch

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

inventory costs include cost of work in process, materials, and finished drug products. As of December 31, 2019, 2018, and 2017, the Company did not have material capitalized pre-launch inventory.

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

Short-Term Investments

Short-term investments as of December 31, 2019 consisted of certificates of deposit and investment grade corporate bonds with original expiration dates within 12 months.

Restricted Cash

Restricted cash is collateral required for the Company to guarantee certain vendor payments in France. As of December 31, 2019 and 2018, the restricted cash balance was $1.9 million.

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letters of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months. As of December 31, 2019 and 2018, the balance of restricted short-term investments was $2.3 million.

Allowance for Doubtful Accounts Receivable

The Company evaluates the collectability of accounts receivable based on a combination of factors. When the Company is aware of circumstances that may impair a customer’s ability to pay subsequent to the original sale, the Company records a specific allowance to reduce the amounts receivable to the amount that the Company reasonably believes to be collectable. For all other customers, the Company recognizes an allowance for doubtful accounts based on factors that include the length of time the receivables are past due, industry and geographic concentrations, the current business environment and historical collection experience. As of December 31, 2019 and 2018, the Company's allowance for doubtful accounts was $1.1 million and $0.5 million, respectively.

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

Impairment of Indefinite-Lived Intangible Asset and Goodwill

The Company reviews indefinite‑lived intangible asset and goodwill for impairment in the fourth quarter of each year or more frequently if indicators of impairment are present. When the Company chooses to perform a qualitative assessment, it evaluates economic, industry and company-specific factors as an initial step. If the Company determines it is more likely than not that the indefinite-lived intangible asset is impaired or the fair value of a reporting unit is less than its carrying amount, further quantitative impairment testing is then performed; otherwise, no further testing is required. An impairment loss is recorded if the asset’s fair value is less than its carrying value. The Company also periodically reviews the indefinite-lived intangible asset to determine if events and circumstances continue to support an indefinite useful life. If the life is no longer indefinite, the asset is tested for impairment. The carrying value, after recognition of any impairment loss, is amortized over its remaining useful life.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Self-Insured Claims

The Company is primarily self-insured, up to certain limits, for workers’ compensation claims. The Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $350,000 annually or aggregate claims exceeding $3.5 million annually. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in accrued liabilities in the accompanying consolidated balance sheets. Total expense under the program was approximately $0.4 million, $2.6 million, and $1.5 million, for the years ended December 31, 2019, 2018 and 2017, respectively. The self-insured claims liability was $4.9 million and $5.6 million at December 31, 2019 and 2018, respectively. The determination of such claims and expenses and the appropriateness of the related liability is reviewed periodically and updated, as necessary. Changes in estimates are recorded in the period identified.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-02 Leases, which is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheets as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU and the related clarifications subsequently issued by the FASB became effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. In July 2018, the FASB further amended the standard to allow for a new transition method that offers the option of using the effective date as the date of initial application. The Company elected the alternative transition method and therefore has not adjusted comparative-period financial information. On January 1, 2019, the Company adopted ASC 842, which resulted in the recognition of right-of-use assets of approximately $13.9 million and lease liabilities of approximately $14.1 million related to its operating lease commitments. The Company elected the available practical expedients at transition including the package of expedients pursuant to which (i) the Company has not reassessed its prior conclusion related to whether a contract contains a lease, the underlying lease classification or accounting for initial direct cost in a lease, and (ii) the Company has elected the hindsight practical expedient of determining the lease term and the short-term lease exception such that it did not recognize a right-of-use asset or lease liability for leases with a term of 12 months or less. The new standard also provided practical expedients for the Company’s ongoing accounting and the Company has elected the practical expedient of not separating lease and non-lease components for its asset classes. Footnote 18 provides details on the Company’s current operating lease arrangements. The adoption of ASC 842 did not have a material impact on the Company’s results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses, which is aimed at providing financial statement users with more useful information about the expected credit losses on financial instruments and

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other commitments to extend credit. The standard update changes the impairment model for financial assets measured at amortized cost, requiring presentation at the net amount expected to be collected. The measurement of expected credit losses requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Available-for-sale debt securities with unrealized losses will be recorded through an allowance for credit losses. The ASU and the related clarifications subsequently issued by FASB will become effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted for interim or annual periods after December 31, 2019. The Company will be required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This new guidance will apply to the Company’s held-to-maturity investments and trade receivables. The Company does not believe the adoption of this accounting guidance will have a material impact on its consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU No. 2018-15 Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalized implementation cost incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The guidance also requires the entity to expense the capitalized implementation cost of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonable certain renewals. This guidance is effective for the Company’s interim and annual reporting periods after December 31, 2019. The adoptions of the guidance will not have a material impact on its consolidated financial statements and related disclosures.

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

In December 2019, the FASB issued ASU No. 2019-12 Simplifying the Accounting for Income Taxes (Topic 740), which simplifies various aspects related to accounting for income taxes. The amendment also improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The guidance is effective for the Company’s interim and annual reporting periods after the year ended December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

In February 2017, the Company sold these products to an unrelated party. (See note 10)

Note 4.  Revenue Recognition

In accordance with ASC 606, revenue is recognized at the time that the Company’s customers obtain control of the promised goods.

Generally, revenue is recognized at the time of product delivery to the Company’s customers. In some cases, revenue is recognized at the time of shipment when stipulated by the terms of the sale agreements.

The consideration the Company receives in exchange for its goods or services is only recognized when it is probable that a significant reversal will not occur. The consideration to which the Company expects to be entitled includes a stated list price, less various forms of variable consideration. The Company makes significant estimates for related variable consideration at the point of sale, including chargebacks, rebates, product returns, other discounts and allowances.

Provision for estimated chargebacks, rebates, discounts, product returns and doubtful accounts is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The provision for chargebacks and rebates is reflected as a component of net revenues. The following table is an analysis of the chargeback and rebate provision:

	Year Ended December 31,
	2019	2018
	(in thousands)
Beginning balance	$22,423	$18,470
Provision for chargebacks and rebates	131,524	125,112
Credits and payments issued to third parties	(132,303)	(121,159)
Ending balance	$21,644	$22,423

Changes in the chargeback provision from period to period are primarily dependent on the Company’s sales to its wholesalers, the level of inventory held by wholesalers, and the wholesalers’ customer mix. Changes in the rebate provision from period to period are primarily dependent on retailer’s and other indirect customers’ purchases. The approach that the Company uses to estimate chargebacks has been consistently applied for all periods presented. Variations in estimates have been historically small. The Company continually monitors the provision for chargebacks and rebates and makes adjustments when it believes that the actual chargebacks and rebates may differ from the estimates. The settlement of chargebacks and rebates generally occurs within 30 days to 60 days after the sale to wholesalers. Accounts receivable and/or accounts payable and accrued liabilities are reduced and/or increased by the chargebacks and rebate amounts depending on whether the Company has the right to offset with the customer. Of the provision for chargebacks and rebates as of December 31, 2019 and 2018, $15.4 million and $12.0 million were included in accounts receivable, net, on the consolidated balance sheets, respectively. The remaining provision as of December 31, 2019 and 2018 was  $6.2 million and $10.4 million, respectively, which were included in accounts payable and accrued liabilities, respectively.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for product returns is reflected as a component of net revenues. The following table is an analysis of the product return liability:

	Year Ended December 31,
	2019	2018
	(in thousands)
Beginning balance	$8,030	$6,522
Provision for product returns	7,305	4,149
Credits issued to third parties	(4,996)	(2,641)
Ending balance	$10,339	$8,030

Of the provision of product returns as of December 31, 2019 and 2018, $7.1 million and $5.3 million were included in accounts payable and accrued liabilities on the consolidated balance sheets, respectively. The remaining provision of $3.2 million and $2.7 million were included in other long-term liabilities, respectively. For the years ended December 31, 2019 and 2018,  the Company’s aggregate product return rate was 1.1% and 1.3%  of qualified sales, respectively.

Note 5.  Income (Loss) per Share Attributable to Amphastar Pharmaceuticals, Inc. Shareholders

Basic net income (loss) per share attributable to Amphastar Pharmaceuticals Inc. shareholders is calculated based upon the weighted-average number of shares outstanding during the period. Diluted net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders gives effect to all potential dilutive shares outstanding during the period, such as stock options, non-vested restricted stock units, and shares issuable under the Company’s Employee Stock Purchase Plan, or ESPP and to the reallocation of net income attributable to non-controlling interest from the assumed dilutive effect of stock options issued under the 2018 ANP Equity Incentive Plan, or the 2018 Plan.

For the year ended December 31, 2019, options to purchase 803,257 shares of stock with a weighted-average exercise price of $21.99 per share, and the reallocation of net income attributable to non-controlling interests were excluded in the computation of diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. shareholders because the effect would be anti-dilutive.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the calculation of basic and diluted net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders for each of the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Basic and dilutive numerator:
Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$48,939	$(5,738)	$3,647
Denominator:
Weighted-average shares outstanding — basic	46,982	46,395	46,107

Net effect of dilutive securities:
Incremental shares from equity awards	2,925	—	2,260
Weighted-average shares outstanding — diluted	49,907	46,395	48,367
Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders — basic	$1.04	$(0.12)	$0.08
Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders — diluted	$0.98	$(0.12)	$0.08

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected financial information by reporting segment is presented below:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net revenues:
Finished pharmaceutical products	$302,000	$271,059	$230,139
API	20,357	23,607	10,036
Total net revenues	322,357	294,666	240,175

Gross profit:
Finished pharmaceutical products	136,576	113,220	96,517
API	(4,653)	(6,235)	(6,008)
Total gross profit	131,923	106,985	90,509

Operating expenses	131,962	115,608	91,778

Loss from operations	(39)	(8,623)	(1,269)
Non-operating income (expense)	60,267	(1,303)	2,518

Income (loss) before income taxes	$60,228	$(9,926)	$1,249

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Finished pharmaceutical products net revenues:
Lidocaine	$46,013	$43,328	$37,602
Phytonadione	45,786	41,897	37,946
Enoxaparin	42,695	53,371	36,593
Naloxone	34,761	37,195	42,342
Medroxyprogesterone	27,850	24,071	—
Primatene® Mist	18,065	3,574	—
Epinephrine	13,885	10,055	25,914
Other finished pharmaceutical products	72,945	57,568	49,742
Total finished pharmaceutical products net revenues	$302,000	$271,059	$230,139

The amount of depreciation and amortization expense included in cost of revenues, by reporting segments is presented below:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Depreciation and amortization expense
Finished pharmaceutical products	$5,581	$4,872	$5,338
API	1,477	1,181	1,081
Total depreciation and amortization expense	$7,058	$6,053	$6,419

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net revenues and carrying values of long-lived assets by geographic regions are as follows:

	Net Revenue			Long-Lived Assets
	Year Ended December 31,			December 31,
	2019	2018	2017	2019	2018
	(in thousands)
United States	$304,896	$279,122	$234,321	$108,399	$109,331
China	1,481	—	—	79,846	58,059
France	15,980	15,544	5,854	45,611	43,028
United Kingdom	—	—	—	—	—
Total	$322,357	$294,666	$240,175	$233,856	$210,418

Note 7.  Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. The Company considers these three customers to be its major customers, as each individually and these customers collectively, represented a significant percentage of the Company’s net revenue for the years ended December 31, 2019, 2018, and 2017, and accounts receivable as of December 31, 2019 and 2018, respectively. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
	December 31,	December 31,	Year Ended December 31,
	2019	2018	2019	2018	2017
McKesson	34%	28%	25%	27%	27%
AmerisourceBergen	13%	19%	24%	27%	28%
Cardinal Health	17%	21%	22%	21%	23%

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Fair Value Measurements

GAAP, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (an exit price). These standards also establish a hierarchy that prioritizes observable and unobservable inputs used in measuring fair value of an asset or liability, as described below:

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

As of December 31, 2019, cash equivalents include money market accounts. Short-term investments consist of certificates of deposit as well as investment-grade corporate bonds with original expiration dates within 12 months. The certificates of deposit are carried at amortized cost in the Company’s consolidated balance sheet, which approximates their fair value determined based on Level 2 inputs. The corporate bonds are classified as held-to-maturity and are carried at amortized cost, which approximates their fair value determined based on Level 2 inputs. The restrictions on restricted cash and short-term investments have a negligible effect on the fair value of these financial assets.

The fair value of the Company’s financial assets and liabilities measured on a recurring basis as of December 31, 2019 and 2018, are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents - money market	$29,521	$29,521	$—	$—
Restricted cash - money market	1,865	1,865	—	—
Short-term investments - certificates of deposit	8,867	—	8,867	—
Restricted short-term investments - certificates of deposit	2,290	—	2,290	—
Corporate bonds	2,789	—	2,789	—
Fair value measurement as of December 31, 2019	$45,332	$31,386	$13,946	$—

Cash equivalents - money market	$40,907	$40,907	$—	$—
Restricted cash - money market	1,865	1,865	—	—
Short-term investments - certificates of deposit	2,831	—	2,831	—
Restricted short-term investments - certificates of deposit	2,290	—	2,290	—
Fair value measurement as of December 31, 2018	$47,893	$42,772	$5,121	$—

The Company does not hold any Level 3 instruments that are measured for fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include long-lived assets, goodwill, and intangible assets for which the fair value of assets is determined as part of the related impairment test. As of December 31, 2019 and 2018, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Investments

A summary of the Company’s investments that are classified as held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Corporate bonds	$2,790	$—	$(1)	$2,789
Total investments as of December 31, 2019	$2,790	$—	$(1)	$2,789

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

Note 10.  Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights	10	9,226	3,152	6,074
Patents	12	486	255	231
Land-use rights	39	2,540	551	1,989
Other intangible assets	4	69	69	—
Subtotal	12	12,321	4,027	8,294
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,634	—	3,634
Subtotal	*	32,859	—	32,859
As of December 31, 2019	*	$45,180	$4,027	$41,153

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
Cortrosyn® product rights	12	$27,134	$27,134	$—
IMS (UK) international product rights	10	8,911	2,153	6,758
Patents	12	486	213	273
Land-use rights	39	2,540	486	2,054
Other intangible assets	4	69	63	6
Subtotal	12	39,140	30,049	9,091
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,951	—	3,951
Subtotal	*	33,176	—	33,176
As of December 31, 2018	*	$72,316	$30,049	$42,267

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

Goodwill

The changes in the carrying amounts of goodwill were as follows:

	December 31,
	2019	2018
	(in thousands)
Beginning balance	$3,951	$4,461
Currency translation	(317)	(510)
Ending balance	$3,634	$3,951

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene® Mist, an over-the-counter bronchodilator product, recorded at the allocated fair value of $29.2 million, which is its carrying value as of December 31, 2019.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Amortization

Included in cost of revenues for the years ended December 31, 2019, 2018 and 2017 is product rights amortization expense of $1.0 million, $1.8 million, and $2.7 million, respectively.

As of December 31, 2019, the expected amortization expense for all amortizable intangible assets during the next five fiscal years ended December 31 and thereafter is as follows:

(in thousands)
2020	$1,031
2021	1,031
2022	1,011
2023	1,002
2024	1,002
Thereafter	3,217
Total amortizable intangible assets	8,294
Indefinite-lived intangibles	32,859
Total intangibles (net of accumulated amortization)	$41,153

Note 11.  Inventories

Inventories consist of the following:

	December 31,
	2019	2018
	(in thousands)
Raw materials and supplies	$59,233	$30,153
Work in process	35,548	30,272
Finished goods	15,720	8,897
Total inventories	$110,501	$69,322

Charges of $9.4 million, $12.9 million, and $8.5 million were included in the cost of revenues in the Company’s consolidated statements of operations for the years ended December 31, 2019, 2018, and 2017, respectively, to adjust the Company’s inventory and related purchase commitments to their net realizable value. For the year ended December 31, 2019, the charge included $5.8 million as a result of an increase in purchases of higher price heparin. For the year ended December 31, 2018, the charge included $9.1 million related to enoxaparin inventory due to a decrease in the forecasted average selling price. For the year ended December 31, 2017, the charge included $5.5 million related to enoxaparin inventory due to a decrease in the forecasted average selling price.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	December 31,
	2019	2018
	(in thousands)
Buildings	$117,928	$96,287
Leasehold improvements	29,531	26,755
Land	7,603	7,628
Machinery and equipment	164,802	143,299
Furniture, fixtures, and automobiles	22,043	19,151
Construction in progress	56,354	66,390
Total property, plant, and equipment	398,261	359,510
Less accumulated depreciation	(164,405)	(149,092)
Total property, plant, and equipment, net	$233,856	$210,418

The Company incurred depreciation expense of $17.1 million, $14.5 million, and $13.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Interest expense capitalized was approximately $2.3 million, $2.2 million, and $1.1 million, for the years ended December 31, 2019, 2018, and 2017, respectively.

Note 13.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Accrued customer fees and rebates	$9,633	$15,215
Accrued payroll and related benefits	21,872	19,430
Accrued product returns, current portion	7,126	5,349
Accrued loss on firm purchase commitments	3,352	5,355
Other accrued liabilities	10,007	10,746
Total accrued liabilities	51,990	56,095
Accounts payable	25,061	31,323
Total accounts payable and accrued liabilities	$77,051	$87,418

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Debt

Debt consists of the following:

	December 31,
	2019	2018
	(in thousands)
Loans with East West Bank

Equipment loan paid off January 2019	$—	$128
Line of credit facility due December 2020	—	—
Mortgage payable due February 2021	3,401	3,491
Equipment loan due June 2021	1,837	3,061
Equipment loan due December 2022	6,000	8,000
Line of credit facility due February 2024	3,570	—
Mortgage payable due October 2026	3,400	3,463
Mortgage payable due June 2027	8,659	8,801

Loans with Cathay Bank

Line of credit facility due May 2020	—	—
Mortgage payable due August 2027	7,452	7,627
Acquisition loan due June 2024	10,928	13,025

Loans with Bank of Nanjing
Working capital loan paid off June 2019	—	347

Loans with Seine-Normandie Water Agency

French government loan due June 2020	28	55
French government loan due July 2021	114	172
French government loans due December 2026	374	436

Payment Obligation to Merck	561	552

Equipment under Finance Leases	811	—
Equipment under Capital Leases	—	1,055
Total debt	47,135	50,213
Less current portion of long-term debt	7,741	18,229
Long-term debt, net of current portion	$39,394	$31,984

Loans with East West Bank

Equipment Loan—Paid off January 2019

In July 2013, the Company entered into an $8.0 million line of credit facility. In January 2015, the Company drew down $6.2 million from the line of credit facility. Subsequently, the facility was converted into a term equipment loan with an outstanding principal balance of $6.2 million and a maturity date of January 2019. Borrowings under the facility were secured by equipment. In January 2019, the Company repaid all outstanding amounts due under this loan.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2019, the Company amended the facility to extend the maturity date to December 2020. As of December 31, 2019, the Company did not have any amounts outstanding under this facility.

Mortgage Payable—Due February 2021

The Company refinanced the mortgage term loan in January 2016, which had an outstanding principal balance of $3.7 million at December 31, 2015, and a maturity date of February 2021. The refinanced loan is payable in monthly installments with a final balloon payment of $3.3 million. The refinanced loan is secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex. The refinanced loan has a variable interest rate at the prime rate as published by The Wall Street Journal.  As of December 31, 2019, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company has entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest rate of 4.39% over the life of the loan without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting, and is recorded at fair value for an immaterial amount based on Level 2 inputs.

Equipment Loan–Due June 2021

In March 2016, the Company entered into a $5.0 million equipment credit facility. In May 2017, the Company converted the outstanding balance of $5.0 million into a term equipment loan that matures in June 2021. Borrowings under the loan are secured by equipment. The loan bears a variable interest rate at the prime rate as published by The Wall Street Journal. As of December 31, 2019, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company has entered into a fixed interest rate swap contract on this facility to exchange the variable interest rate for a fixed interest rate of 4.86% over the life of the facility without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting and is recorded at fair value for an immaterial amount based on Level 2 inputs.

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

In June 2018, the Company drew down $8.0 million on the equipment credit line and in December 2018, the credit line converted into an equipment loan. As of December 31, 2019, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company entered into a fixed interest rate swap contract on this facility to exchange the variable interest rate for a fixed interest rate of 5.87% over the life of the facility without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting and is recorded at fair value of approximately $0.1 million based on Level 2 inputs.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equipment credit line—Due February 2024

In January 2019, the Company entered into a $10.0 million equipment credit line with East West Bank which has a 12-month draw down period. Interest payments are due monthly through February 2020 at the prime rate as published by The Wall Street Journal minus 1%. After the draw down period, the outstanding principal balance converts into a 48-month term loan which bears a variable interest rate at the prime rate as published by The Wall Street Journal minus 1%. The loan matures in February 2024, and the principal and interest payments are due monthly. Borrowings under the facility are secured by equipment. As of December 31, 2019, the Company has drawn $3.6 million from the equipment line of credit.

Subsequently, in January 2020, the Company drew an additional $3.0 million on the equipment credit line and in February 2020, the credit line converted into a $6.6 million equipment loan. The Company entered into a fixed interest rate swap contract on this facility to exchange the variable interest rate for a fixed interest rate of 3.85% over the life of the facility without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting and will be recorded at fair value based on Level 2 inputs.

Mortgage Payable—Due October 2026

In September 2006, the Company entered into a mortgage term loan in the principal amount of $2.8 million, which matured in September 2016. The Company refinanced the mortgage term loan in September 2016, which increased the principal amount to $3.6 million and extended the maturity date to October 2026. The refinanced loan is payable in monthly installments with a final balloon payment of $2.9 million. The refinanced loan was secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex. The refinanced loan bears a variable interest rate at the one-month LIBOR rate plus 2.75%. As of December 31, 2019, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. Subsequently, the Company entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest rate of 4.15% until October 2021 without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting, and is recorded at fair value for an immaterial amount based on Level 2 inputs.

Mortgage Payable—Due June 2027

In May 2017, the Company entered into a mortgage term loan in the principal amount of $9.0 million, which matures in June 2027. The loan is payable in monthly installments with a final balloon payment of $7.4 million plus interest. The loan is secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex and two buildings at the Company’s Chino, California, facility. The loan bears a variable interest rate at the one-month LIBOR rate plus 2.5%. As of December 31, 2019, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest rate of 4.79% until June 2024 without the exchange of the underlying notional debt amount. The interest rate swap contract does not qualify for hedge accounting, and is recorded at fair value of approximately $0.3 million based on Level 2 inputs.

Loans with Cathay Bank

Line of Credit Facility—Due May 2020

In April 2012, the Company entered into a $20.0 million revolving line of credit facility. Borrowings under the facility are secured by inventory, accounts receivable, and intangibles held by the Company. The facility bears a variable interest rate at the prime rate as published by The Wall Street Journal with a minimum interest rate of 4.00%. In July 2018, the Company amended the facility to extend the maturity date from May 2018 to May 2020. As of December 31, 2019, the Company did not have any amounts outstanding under this facility.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Payable—Due August 2027

In August 2017, the Company refinanced the mortgage term loan that had been entered into on April 2014, with a principal balance outstanding of $7.9 million. The loan is payable in monthly installments and is secured by the building at the Company’s Canton, Massachusetts location. The loan bears interest at a fixed rate of 4.70% for the first five years of the loan; thereafter, the loan bears a variable interest rate at the prime rate as published by The Wall Street Journal and matures in June 2027. As of December 31, 2019, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input.

Acquisition Loan with Cathay Bank—Due June 2024

On April 22, 2014, in conjunction with the Merck API Transaction, the Company entered into a secured term loan with Cathay Bank as lender. The principal amount of the loan was $21.9 million and had a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%. The loan was secured by 65% of the issued and outstanding shares of stock in AFP and certain assets of the Company, including accounts receivable, inventory, certain investment property, goods, deposit accounts, and general intangibles but not including the Company’s equipment and real property.

In July 2019, the Company amended the acquisition loan relating to the AFP acquisition. The amendment was effective in June 2019. Under the amended loan agreement, the maturity date was extended to June 2024. The acquisition loan bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 5.00%. Beginning in August 2019, and through the maturity date, the Company must make monthly payments of principal and interest based on the then outstanding amount of the loan amortized over a 60-month period. As of December 31, 2019, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input.

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

Loan with Bank of Nanjing

Working Capital Loan —Paid off June 2019

In June 2018, the Company entered into a working capital loan of $1.5 million. The loan had a variable interest rate at the benchmark interest rate of the People’s Bank of China. Interest payments were due monthly. In June 2019, the Company repaid all outstanding amounts due under this loan.

Loans with Seine-Normandie Water Agency

In January 2015, the Company entered into three French government loans with the Seine-Normandie water agency in the aggregate amount of $0.7 million. The loans have maturities that range between three to six years, include annual equal payments and bears no interest.

In December 2018, the Company entered into two additional French government loans with the Seine-Normandie water agency in the aggregate amount $0.5 million. The loans have 8 year lives, and include annual equal payments and bear no interest.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, the payment obligation had an aggregate book value of $0.5 million, which approximates fair value. The fair value of the payment obligation was determined by using the interest rate associated with the Company’s acquisition loan with Cathay Bank that bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%. Such interest rate is deemed to be a Level 2 input for measuring fair value.

Payment Obligation to Merck

On April 30, 2014, in conjunction with the Company’s acquisition of Merck Sharpe & Dohme’s, API manufacturing business in Éragny‑sur‑Epte, France, or the Merck API Transaction, the Company entered into a commitment obligation with Merck, in the principal amount of $16.0 million. The terms of the purchase price include annual payments over four years and bear a fixed interest rate of 3.00%.

As of December 31, 2019, the payment obligation had a balance of $0.6 million, which approximates fair value. The fair value of the payment obligation was determined by using the interest rate associated with the Company’s acquisition loan with Cathay Bank that bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%. Such interest rate is deemed to be a Level 2 input for measuring fair value.

Covenants

At December 31, 2019 and 2018, the Company was in compliance with its debt covenants, which include profitability, a minimum current ratio, minimum debt service coverage, minimum tangible net worth, maximum debt-to-effective-tangible-net-worth ratio, and minimum deposit requirement computed on a consolidated basis.

Long-Term Debt Maturities

As of December 31, 2019, the principal amounts of long-term debt maturities during each of the next five fiscal years ending December 31 are as follows:

Long-term
Debt
(in thousands)
2020	$7,376
2021	9,674
2022	5,839
2023	3,985
2024	2,025
Thereafter	17,425
$46,324

Note 15.  Income Taxes

The Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017. The Tax Act, among other things, reduced the statutory U.S. federal corporate income tax rate from 35% to 21% and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. As of December 31, 2017, the Company recorded a provisional expense amount of $0.6 million related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. During the year ended December 31, 2018, the Company completed its determination of the accounting implications of the Tax Act resulting in no material changes to the provisional amounts recorded as of December 31, 2017.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s income (loss) before income taxes generated from its United States and foreign operations were:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Income (loss) before income taxes:
United States	$77,092	$3,580	$6,892
Foreign	(16,864)	(13,506)	(5,643)
Total income (loss) before taxes	$60,228	$(9,926)	$1,249

The Company’s provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current provision (benefit):
Federal	$4,283	$32	$(6,380)
State	430	343	133
Foreign	1,514	773	643
Total current provision (benefit)	6,227	1,148	(5,604)
Deferred provision (benefit):
Federal	9,825	(687)	6,340
State	499	(3,900)	(2,169)
Foreign	(2,828)	173	(965)
Total deferred provision (benefit)	7,496	(4,414)	3,206
Total provision (benefit) for income taxes	$13,723	$(3,266)	$(2,398)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory federal income tax (benefit)	21.0%	21.0%	35.0%
State tax expense, net of federal tax benefit	1.2	28.3	(106.0)
Foreign tax rate differences	1.2	4.0	3.9
Foreign valuation allowance	2.5	(42.0)	129.1
Qualified production activities deduction	—	—	89.6
Research and development credits	(4.8)	28.0	(250.1)
Share-based compensation	(1.5)	5.1	(166.2)
Executive compensation	2.9	(12.4)	17.1
Deferred tax remeasurement	—	1.0	49.5
Employee-related expenses	0.2	(0.4)	6.3
Other	0.1	0.3	(0.2)
Effective tax rate (benefit)	22.8%	32.9%	(192.0)%

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax credit carryforwards, and the tax effects of net operating loss carryforwards.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Research and development credits	$18,603	$22,690
Net operating loss carryforward	10,782	9,951
Inventory capitalization and reserve	8,518	6,212
Share-based compensation	6,390	6,162
Operating leases	4,741	—
Accrued expenses	4,153	4,149
Accrued chargebacks	3,729	3,103
Product return allowance	2,835	2,314
Intangibles	2,124	2,124
Other	85	1,741
Total deferred tax assets	61,960	58,446
Deferred tax liabilities:
Depreciation/amortization	11,528	9,684
Intangibles	6,743	6,303
Operating leases	4,571	—
Federal impact of state deferred taxes	3,674	3,769
Total deferred tax liabilities	26,516	19,756
Valuation allowance	(10,438)	(9,103)
Net deferred tax assets	$25,006	$29,587

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

Net Operating Loss Carryforwards and Tax Credits

At December 31, 2019, the Company had approximately $1.6 million California net operating loss carryforwards, or NOL carryforwards, and no material U.S. federal or other state NOL carryforwards. The California NOL carryforwards begin to expire in 2031. The Company had foreign NOL carryforwards of approximately $42.9 million which can be used annually with certain limitations and have an indefinite carryforward period.

At December 31, 2019, the Company had federal and California research and development tax credit carryforwards of approximately $3.8 million and $20.0 million, respectively. The federal research and development tax credit begins to expire in 2040. The California research and development tax credit has an indefinite carryforward period.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2015, the Company assessed the realizability of the deferred tax assets of AFP and determined that it was not more likely than not that the net deferred tax assets of AFP would be realized. Therefore, the Company established a full valuation allowance as of December 31, 2015. The Company has discontinued recognizing AFP income tax benefits until it is determined that it is more likely than not that AFP will generate sufficient taxable income to realize its deferred income tax assets. As of December 31, 2019 and 2018, the Company had a full valuation allowance against the net deferred tax assets of AFP, which totaled $10.4 million and $9.1 million, respectively.

Undistributed Earnings from Foreign Operations

As of December 31, 2019 and 2018, deferred income taxes have not been provided on foreign operations. The foreign subsidiaries have accumulated losses of approximately $44.9 million and $30.7 million, respectively, and as such there are no earnings in which to provide taxes. It is the Company’s plan not to repatriate future foreign earnings to the U.S.

Uncertain Income Tax Positions

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	December 31,
	2019	2018	2017
	(in thousands)
Balance at the beginning of the year	$6,994	$7,438	$6,686
Deductions based on tax positions related to prior years	—	(1,566)	—
Additions based on tax positions related to the current year	1,382	1,304	1,300
Deductions based on tax audit settlement	(45)	(126)	—
Deductions based on statute of limitations	—	(56)	(548)
Balance at the end of the year	$8,331	$6,994	$7,438

Included in the balance of unrecognized tax benefits as of December 31, 2019, was $8.1 million that represents the portion that would impact the effective income tax rate if recognized. During the year ended December 31, 2018, the Company reduced unrecognized tax benefits for tax positions related to prior years by $1.6 million and for tax audit settlement by $0.1 million as the result of a state tax audit resolution.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax provision. For the years ended December 31, 2019 and 2018, the Company recognized accrued interest of approximately $0.3 million and $0.1 million, respectively, related to its uncertain tax positions.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and 2009 tax returns. In June 2018, the Franchise Tax Board completed the examination resulting in no material tax liability. The Company is subject to income tax audit by tax authorities for tax years 2016 to 2018 for federal, 2015 to 2018 for states and 2009 to 2018 for foreign.

Note 16.  Stockholders' Equity

Common and Preferred Stock

The Company’s Certificate of Incorporation, as amended and restated in June 2014 in connection with the closing of its initial public offering, authorizes the Company to issue 300,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of preferred stock, $0.0001 par value per share. As of December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

Equity Plans

As of December 31, 2019, the Company has two equity plans: the 2015 Equity Incentive Plan, or 2015 Plan, and the 2014 Employee Stock Purchase Plan or ESPP. Prior to the adoption of these plans, the Company granted options pursuant to the Amended and Restated 2005 Equity Incentive Award Plan and the 2002 Amended and Restated Stock Option/Stock Issuance Plan. Upon termination of the predecessor plans, the shares available for grant at the time of termination, and shares subsequently returned to the plans upon forfeiture or option termination, were transferred to the successor plan in effect at the time of share return. The Company issues new shares of common stock upon exercise of stock options, vesting of restricted stock units, or RSU, and settlement of ESPP, with the exception of the awards granted to employees at AFP, which are settled through re-issuance of the Company’s treasury shares.

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

As of December 31, 2019, the Company reserved an aggregate of 6,213,797 shares of common stock for future issuance under the 2015 Plan. In January 2020, an additional 1,164,425 shares were reserved under the 2015 Plan pursuant to the evergreen provision.

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

As of December 31, 2019, the Company has issued 659,535 shares of common stock under the ESPP and 1,340,465 shares of its common stock remains available for issuance under the ESPP.

For the year ended December 31, 2019, 2018, and 2017, the Company recorded ESPP expense of $0.7 million, $0.7 million, and $0.6 million, respectively.

Share Buyback Program

In November 2014, the Company’s Board of Directors authorized a $10.0 million share buyback program, which was completed in December 2015. In November 2015, the Company’s Board of Directors authorized an additional $10.0 million to the Company’s share buyback program, which was completed in December 2016. In November 2016, the Company’s Board of Directors authorized an increase of $20.0 million to the Company’s share buyback program, which was completed in August 2017. In August 2017, the Company’s Board of Directors authorized an additional $20.0 million to the Company’s share buyback program, which was completed in April 2018. In May 2018, the Company’s Board of Directors authorized an increase of $20.0 million to the Company’s share buyback program, which was completed in April 2019. In May 2019, the Company’s Board of Directors authorized an increase of $20.0 million to the Company’s share buyback program, which was completed in January 2020. In November 2019, the Company’s Board of Directors authorized an increase of $20.0 million to the Company’s share buyback program, which is expected to continue for an indefinite period of time. The primary goal of the program is to offset dilution created by the Company’s equity compensation programs.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Company’s share buyback program, the Company purchased 1,122,781 shares, 1,414,924 shares, and 1,905,653, shares of its common stock during the years ended December 31, 2019, 2018 and 2017, totaling $22.3 million, $25.0 million, and $30.7 million, respectively.

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

The significant assumptions used in the Black-Scholes option-pricing are as follows:

•

Determination of Fair Value of the Underlying Common Stock.  For options and ESPP awards granted after the completion of the Company’s initial public offering, the fair value for its underlying common stock is determined using the closing price on the date of grant as reported on the Nasdaq Global Select Market, or Nasdaq.  For awards issued prior to the listing of our common stock on Nasdaq, the fair value of the common stock utilized in the fair value estimation of award arrangements has been determined by our board of directors, utilizing contemporaneous third-party valuations. Following the listing of our common stock on Nasdaq, we use the closing stock price as reported on Nasdaq on the grant date for the fair value of its stock.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual experience differs from those estimates. For the years ended December 31, 2019, 2018 and 2017, the Company estimated an average overall forfeiture rate of 5%,  5%, and 7%, respectively, based on historical experience. Forfeiture rates are separately estimated for its (1) directors and officers, (2) management personnel and (3) other employees. Share‑based compensation is recorded net of expected forfeitures. The Company periodically assesses the forfeiture rate and the amount of expense recognized based on estimated historical forfeitures as compared to actual forfeitures. Changes in estimates are recorded in the period they are identified.

Tax benefits resulting from tax deductions in excess of the share‑based compensation cost recognized (excess tax benefits) are recorded in the statements of cash flows as financing activities.

The weighted-averages for key assumptions used in determining the fair value of options granted during the years ended December 31, 2019, 2018, and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
Average volatility	42.5%	39.9%	37.0%
Risk-free interest rate	2.4%	2.7%	2.1%
Weighted-average expected life in years	5.7	5.7	5.5
Dividend yield rate	—%	—%	—%

Stock Options

A summary of option activity under all plans for the year ended December 31, 2019, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2018	10,105,565	$14.69
Options granted	1,059,964	20.98
Options exercised	(1,297,533)	15.10
Options cancelled	(11,630)	17.84
Options expired	(92,881)	20.12
Outstanding as of December 31, 2019	9,763,485	$15.26	4.74	$42,388
Exercisable as of December 31, 2019	7,016,352	$14.15	3.69	$36,438

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s common stock for those awards that have an exercise price below the estimated fair value at December 31, 2019.

During the years ended December 31, 2019, 2018, and 2017, the Company recorded expense of $8.1 million, $8.2 million, and $8.6 million, respectively, related to stock options granted under all plans.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information relating to option grants and exercises is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Weighted-average grant date fair value per option share	$8.48	$7.80	$4.98
Intrinsic value of options exercised	7,718	7,372	17,247
Cash received from options exercised	7,761	11,753	19,098
Total fair value of the options vested during the year	7,613	7,972	7,263

A summary of the status of the Company’s non-vested options as of December 31, 2019, and changes during the year ended December 31, 2019, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2018	3,279,026	$5.47
Options granted	1,059,964	8.48
Options vested	(1,580,227)	4.82
Options forfeited	(11,630)	7.58
Non-vested as of December 31, 2019	2,747,133	6.99

As of December 31, 2019, there was $11.9 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.2 years and will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period, using the straight-line method. During the years ended December 31, 2019, 2018, and 2017, the Company recorded expenses of $8.2 million, $7.7 million, and $7.9 million, respectively, related to RSU awards granted under all plans.

As of December 31, 2019, there was $12.9 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.2 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
		Value of RSUs
		Issued
	Total RSUs	as
	Issued	Compensation(1)
		(in thousands)
RSUs outstanding at December 31, 2018	1,206,661
RSUs granted	443,082	$8,983
RSUs forfeited	(6,747)
RSUs vested(2)	(543,500)
RSUs outstanding at December 31, 2019	1,099,496

(1)	The total FMV is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 238,690 shares of common stock were surrendered to fulfil tax withholding obligations

The 2018 ANP Equity Incentive Plan

In December 2018, ANP’s board of directors approved the 2018 Plan, which is set to expire in December 2023. The 2018 Plan permits the grant of stock options and other equity awards in ANP shares to ANP employees. In June 2019, ANP issued 3,648,932 stock options to its employees under the 2018 Plan all of which were still outstanding at December 31, 2019. The options vest over a period of approximately four years and have up to a 10 year contractual term. The total fair value of the options awarded was $2.1 million. For the year ended December 31, 2019, the Company recorded expense of $0.3 million related to stock options issued by ANP under the 2018 Plan, respectively.

The Company recorded share-based compensation expense under all plans and is included in the Company’s consolidated statement of operations as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cost of revenues	$3,819	$3,923	$3,756
Operating expenses:
Selling, distribution, and marketing	387	383	302
General and administrative	11,538	10,853	11,643
Research and development	1,551	1,521	1,386
Total share-based compensation	$17,295	$16,680	$17,087

Note 17.  Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the years ended December 31, 2019, 2018, and 2017 were approximately $1.5 million, $1.3 million, and $1.1 million, respectively.

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

The liability under the plan is based on a discount rate of 0.90% and 1.70% as of December 31, 2019 and 2018, respectively. The liability is included in accrued liabilities in the accompanying consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.4 million and $2.2 million at December 31, 2019 and 2018, respectively. Expense under the plan was $0.2 million, $0.3 million, and $0.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. Gain or loss due to change in actuarial valuation of the Company’s defined benefit pension plan is recorded in other comprehensive income (loss).

Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The deferred compensation plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan obligations are payable upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants can begin making contributions to the plan in January 2020.

Note 18.  Commitments and Contingencies

Lease Liabilities

On January 1, 2019, the Company adopted ASC 842, which resulted in the recognition of right-of-use, or ROU, assets of approximately $13.9 million and related lease liabilities of approximately $14.1 million in the consolidated balance sheet as of December 31, 2019, related to its operating lease commitments. ROU assets represent the Company’s right to control an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of its leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the commencement date in determining the discount rate used to present value the lease payments. The Company leases real and personal property, in the normal course of business, under various non-cancelable operating leases. The Company, at its option, can renew a substantial portion of its leases, at the market rate, for various renewal periods ranging from one to six years.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease costs for the year ended December 31, 2019 were as follows:

Year Ended
December 31,
2019

Operating lease costs	$3,981

Short-term lease costs	613

Finance lease costs
Amortization of right-of-use assets	351
Interest on lease liabilities	46
Total finance lease costs	$397

Total lease costs	$4,991

Other information pertaining to leases is as follows:

Year Ended
December 31,
2019
Supplemental cash flow information	(in thousands, except lease term and discount rate)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,531
Operating cash flows from finance leases	46
Financing cash flows from finance leases	354

Right-of use assets obtained in exchange for lease liabilities
Operating leases	7,978
Finance leases	143

Weighted-average remaining lease term (years)
Operating leases	8.1
Finance leases	2.8

Weighted-average discount rate
Operating leases	5.9%
Finance leases	4.6%

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of 12 months as of December 31, 2019, are as follows:

	Operating	Finance
	Leases	Leases	Total
	(in thousands)
2020	$4,239	$311	$4,550
2021	4,405	315	4,720
2022	3,688	192	3,880
2023	2,475	31	2,506
2024	1,611	20	1,631
Thereafter	8,555	6	8,561
Total lease payments	$24,973	$875	$25,848
Less: interest	5,483	64	5,547
Total	$19,490	$811	$20,301

Purchase Commitments

As of December 31, 2019, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $38.0 million. The Company anticipates that most of these commitments with a  remaining term in excess of one year will be fulfilled by 2021.

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

In accordance with certain agreements between ANP and the Chinese government, in January 2010 and November 2012, the Company acquired certain land-use rights for $1.2 million and $1.3 million, respectively. As required by these agreements, the Company committed to spend approximately $15.0 million in the related land development, which primarily includes the construction of fixed assets according to a specific timetable. As of December 31, 2019, the Company has spent $13.5 million on such construction. The Company anticipates that this spending commitment will be met by the end of 2020.

Note 19.   Related-Party Transactions

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

Note 20.   Litigation

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

On September 17, 2015, the Company initiated an antitrust lawsuit by filing a complaint in the California District Court against Momenta and Sandoz, or the Defendants. The Company’s complaint generally asserted that Defendants had engaged in certain types of illegal, monopolistic, and anticompetitive conduct giving rise to various causes of action against them. This lawsuit was subsequently transferred to the Massachusetts District Court.

On May 20, 2019, the Company and the Plaintiffs entered into a Settlement Agreement to fully settle the patent litigation and antitrust litigation. The Settlement Agreement was contingent upon the District Court’s granting a Joint Motion to Vacate the Patent Judgment and thereafter, the Plaintiffs’ payment of $59.9 million to the Company. On June 18, 2019, the parties filed a Joint Motion to Vacate the Patent Judgment with the District Court, and on the same day, the District Court granted such motion. Accordingly, on June 19, 2019, the parties filed Joint Stipulations with the District Court to dismiss the patent litigation and the antitrust litigation, each of which is self-executing and effective upon filing pursuant to the Federal Rules of Civil Procedure 41(a)(1)(A)(ii). Furthermore, on June 26, 2019, the Federal Circuit issued an Order and a Mandate dismissing the appeal of the patent litigation. On June 27, 2019, pursuant to the Settlement Agreement, the Plaintiffs paid the Company $59.9 million. The Company is not entitled to future rights or royalties related to this settlement. Accordingly, the Company recorded the settlement amount as other income (expenses), in its consolidated statements of operations.

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

On May 11, 2017, the Company’s lawsuit against Aventis was dismissed for lack of jurisdiction. On July 14, 2017, Aventis filed an application with the District Court for entitlement to attorneys’ fees and expenses. On November 20, 2017, the District Court issued its order granting Aventis’ application for fees, stating that it would refer the matter to a magistrate judge for a report and recommendation regarding the amount of the award to be made.

On February 12, 2019, the District Court approved of the parties’ consent for the Magistrate Judge to conduct all further proceedings in this matter at the district court level, including determining the amount of attorneys’ fees to be awarded and entering a final judgment. The Magistrate Judge held a hearing on the Application on May 8, 2019. At the May 8, 2019 hearing, the Magistrate Judge did not rule on the Application, but indicated that a written opinion on this Application for Fees and Expenses would be forthcoming. The Company intends to continue to vigorously defend against any imposition of attorneys’ fees and expenses in this case.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Epinephrine (0.1 mg/mL) Patent Litigation

On June 28, 2018, Belcher Pharmaceuticals, LLC, or Belcher initiated a lawsuit in the United States District Court for the District of Delaware by filing a complaint against IMS for infringement of U.S. Patent No. 9,283,197 (the “197 Patent”) with regard to IMS’s New Drug Application No. 211363, filed under 21 U.S.C. § 355(b)(2) of the Hatch-Waxman Act, for FDA approval to manufacture and sell 0.1 mg/mL epinephrine injections. On July 3, 2019, Parties filed a Joint Stipulation to stay the litigation pending the Court’s ruling on the outcome of Belcher’s trial with Hospira. On August 19, 2019, the judge signed the order staying the litigation pending the Court’s ruling on the outcome of Belcher’s trial with Hospira. The Company intends to vigorously defend this lawsuit.

Vasopressin (20 units/mL) Patent Litigation

On December 20, 2018, Par Pharmaceutical, Inc., Par Sterile Products, LLC and Endo Par Innovation Company (collectively, “Par”) initiated a patent lawsuit by filing a Complaint against the Company in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. 9,375,478 (“the ‘478 Patent”), 9,687,526 (“the ‘526 Patent”), 9,744,209 (“the ‘209 Patent”), 9,744,239 (“the ‘239 Patent”), 9,750,785 (“the ‘785 Patent”) and 9,937,223 (“the ‘223 Patent”) (collectively, “Par Patents”) with regard to the Company’s Abbreviated New Drug Application No. 211,857 for FDA approval to manufacture and sell Vasopressin (20 units/ mL). The Company filed its Answer to this Complaint on February 19, 2019. On April 18, 2019, the Court held a scheduling conference and entered a Scheduling Order.

On September 27, 2019, the Court entered a Revised Scheduling Order that consolidates the Company’s vasopressin patent lawsuit with two other vasopressin patent lawsuits filed by Par in the same Court, Par v. Amneal Pharmaceuticals GMBH et al., and Par v. American Regent, Inc. (collectively, the “Consolidated Vasopressin Patent Lawsuits”). In the Revised Scheduling Order, trial is still scheduled for January 2021 and the Company’s 30-month FDA stay is maintained at May 21, 2021. On the same day, the Court entered a Protective Order on the Consolidated Vasopressin Patent Lawsuits. On December 9, 2019, the Court entered a Second Revised Scheduling Order to include Fresenius Kabi USA, LCC as part of the Consolidated Vasopressin Patent Lawsuit, with trial still scheduled for January 2021 and the Company’s 30-month FDA stay still maintained at May 21, 2021. The Company intends to vigorously defend this patent lawsuit.

Regadenoson (0.4 mg/5 mL, 0.08 mg/mL) Patent Litigation

On February 25, 2020, Astellas US LLC, Astellas Pharma US, Inc., and Gilead Sciences, Inc. (collectively, “Astellas-Gilead”) initiated a patent lawsuit by filing a Complaint in the United States District Court for the District of Delaware against IMS for infringement of U.S. Patent Nos. 8,106,183 (the “‘183 patent”), RE47,301 (the “‘301 patent”), and 8,524,883 (the “‘883 patent”) (collectively, “Astellas-Gilead Patents”) with regard to IMS’s Abbreviated New Drug Application No. 214,252 for FDA approval to manufacture and sell 0.4 mg/5 mL (0.08 mg/mL) intravenous solution of Regadenoson. On March 4, 2020, IMS filed its Answer to the Complaint and its Counterclaims. The Company intends to vigorously defend this patent lawsuit.

Employment Litigation

On September 11, 2019, a former employee (“Plaintiff”) initiated an employment litigation against IMS et al. by filing a Complaint having individual and class action claims for alleged violations of various California labor laws pertaining to wage and hour, and other state laws (collectively, “First Employment Litigation”). This Complaint was filed in the Superior Court of California. On September 18, 2019, Plaintiff filed a First Amended Complaint. Status Conference is set for April 17, 2020, because the Parties have scheduled mediation on April 3, 2020.

On January 21, 2020, Plaintiff filed a Second Amended Complaint that alleges only Private Attorney General Act, Or PAGA, claims. On February 24, 2020, IMS filed an Answer to the Second Amended Complaint.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, on February 14, 2020, the Plaintiff filed another Complaint against IMS in the Superior Court of California alleging various individual claims relating to disability discrimination and retaliation. The Company intends to vigorously defend these Employment Litigations.

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

Note 21.  Quarterly Financial Data (Unaudited)

	2019 Quarters
	First	Second(1)	Third	Fourth
	(in thousands, except per share data)
Net revenues
Finished pharmaceutical products	$74,539	$73,735	$75,729	$77,997
API	5,251	5,312	4,408	5,386
Total net revenues	$79,790	$79,047	$80,137	$83,383
Gross profit
Finished pharmaceutical products	$32,312	$34,540	$34,992	$34,732
API	(1,409)	(2,153)	260	(1,351)
Total gross profit	$30,903	$32,387	$35,252	$33,381

Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$868	$47,787	$1,310	$(1,026)

Weighted-average shares used to compute net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	46,744	47,107	47,239	46,840
Diluted	50,416	49,894	50,075	46,840
Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	$0.02	$1.01	$0.03	$(0.02)
Diluted	$0.02	$0.96	$0.03	$(0.02)

(1)	Includes the patent and antitrust litigation settlement (see note 20)

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018 Quarters
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenues
Finished pharmaceutical products	$53,117	$63,241	$71,767	$82,934
API	5,276	7,799	3,776	6,756
Total net revenues	$58,393	$71,040	$75,543	$89,690
Gross profit
Finished pharmaceutical products	$19,636	$27,649	$30,571	$35,364
API	(2,664)	(1,585)	(1,311)	(675)
Total gross profit	$16,972	$26,064	$29,260	$34,689

Net income attributable to Amphastar Pharmaceuticals, Inc.	$(7,141)	$(2,853)	$2,389	$1,867

Weighted-average shares used to compute net income per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	46,514	46,557	46,241	46,268
Diluted	46,514	46,557	48,281	49,181
Net income per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	$(0.15)	$(0.06)	$0.05	$0.04
Diluted	$(0.15)	$(0.06)	$0.05	$0.04

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Amphastar Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Amphastar Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Amphastar Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Amphastar Pharmaceuticals, Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes  and our report dated March 16, 2020 expressed an unmodified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Irvine, California

March 16, 2020

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this item will be included in our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed within 120 days after our fiscal year end of December 31, 2019, or 2020 Proxy Statement, and is incorporated by reference into this Annual Report on Form 10-K.

Item 11.  Executive Compensation.

Information required by this item will be included in our 2020 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be included in our 2020 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be included in our 2020 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 14.  Principal Accountant Fees and Services.

Information required by this item will be included in our 2020 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements filed as part of this report are listed in Part II, Item 8 of this report.

(2) No other financial schedules have been included because they are not applicable, not required or because required information is included in the consolidated financial statements or notes thereto.

(b)The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

HIDDEN_ROW
Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2014)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 5, 2014)

4.2	Description of Securities Registered Under Section 12 of the Exchange Act

10.1+	Amended and Restated 2005 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

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

10.7◊

Transfer Contract for the Right to the Use of State-owned Land, dated December 29, 2009, between Amphastar Nanjing Pharmaceuticals Co., Ltd. and Nanjing Xingang Hi-Tech Company Limited (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.8◊

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

10.10†

Long-Term Supply Agreement, dated November 30, 2008, between Qingdao Jiulong Biopharmaceutical Co., Ltd. and International Medication Systems, Limited (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.11+	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.12

Asset Purchase Agreement, dated April 30, 2014, among Diosynth France, Amphastar France Pharmaceuticals SAS and Schering-Plough (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.13

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

10.15+

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

10.19†

Supply Agreement, dated July 31, 2014, between MannKind Corporation and Amphastar France Pharmaceuticals, S.A.S. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2014)

10.20

First Amendment to Supply Agreement, dated October 31, 2014, by and between MannKind Corporation, Amphastar France Pharmaceuticals, S.A.S., and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2014)

10.21+	2015 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2015)

10.22

Business Loan Agreement, dated January 28, 2016, between Amphastar Pharmaceuticals, Inc. and East West Bank in the original principal sum of $3,724,841. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2016)

10.23

Equipment Line of Credit Agreement, dated March 7, 2016, between International Medication Systems, Limited and East West Bank in the principal sum of $5,000,000. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016)

10.24

Fifth Modification to the Revolving Line of Credit Agreement, dated March 7, 2016, between International Medication Systems, Limited and East West Bank in the principal sum of $15,000,000. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016)

10.25

Fourth Modification to the Revolving Line of Credit Agreement, dated June 23, 2016, between Amphastar Pharmaceuticals, Inc. and Armstrong Pharmaceuticals, Inc. and Cathay Bank in the principal sum of $20,000,000. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016)

10.26

Business Loan Agreement, dated September 8, 2016, between Amphastar Pharmaceuticals, Inc. and East West Bank in the original principal sum of $3,591,250. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016)

10.27†

Second Amendment to Supply Agreement, dated November 9, 2016, by and between MannKind Corporation, Amphastar France Pharmaceuticals, S.A.S., and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2017)

10.28

Business Loan Agreement, dated May 11, 2017, between International Medication Systems, Limited and East West Bank in the original principal sum of $5,000,000. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.29

Business Loan Agreement, dated May 18, 2017, between Amphastar Pharmaceuticals, Inc. and East West Bank in the original principal sum of $9,000,000. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.30

Sixth Modification to the Revolving Line of Credit Agreement, dated May 3, 2017, between International Medication Systems, Limited and East West Bank in the principal sum of $15,000,000. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.31

Equipment Line of Credit, dated June 28, 2017, between International Medication Systems, Limited and East West Bank in the original principal sum of $8,000,000. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.32

Business Loan Agreement, dated August 14, 2017, between Armstrong Pharmaceuticals, Inc. and Cathay Bank in the original principal sum of $7,865,000. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017)

10.33

Partnership Agreement by and between Zhang Chongqing, Bill Zhang and Applied Physics & Chemistry Laboratories, Inc. dated July 27, 2018. (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018)

10.34

Fourth Amendment to Supply Agreement, dated December 24, 2018, by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018)

10.35

Equipment Line of Credit, dated January 8, 2019, between International Medication Systems, Limited and East West Bank in the original principal sum of $10,000,000. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019)

10.36

First Modification to the Loan Agreement, dated April 22, 2019, between Amphastar Pharmaceuticals, Inc. and Cathay Bank. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019)

10.37

Ninth Amendment to the Acquisition Loan, dated July 19, 2019 between Amphastar Pharmaceuticals, Inc. and Cathay Bank. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2019)

10.38*

Fifth Amendment to the Supply Agreement by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc., dated August 2, 2019. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2019)

10.39	Amphastar Pharmaceuticals, Inc. Employee Deferred Compensation Plan, effective December 1, 2019

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

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
Jack Y. Zhang
Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2020

AMPHASTAR PHARMACEUTICALS, INC.
(Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 16, 2020

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ JACK Y. ZHANG	Chief Executive Officer and Director	March 16, 2020
Jack Yongfeng Zhang	(Principal Executive Officer)

/s/ MARY Z. LUO	Chairman, Chief Operating Officer	March 16, 2020
Mary Z. Luo	and Director

/s/ WILLIAM J. PETERS	Chief Financial Officer (Principal	March 16, 2020
William J. Peters	Financial and Accounting Officer)

/s/ JASON B. SHANDELL	President and Director	March 16, 2020
Jason B. Shandell

/s/ RICHARD KOO	Director	March 16, 2020
Richard Koo

/s/ HOWARD LEE	Director	March 16, 2020
Howard Lee

/s/ FLOYD PETERSEN	Director	March 16, 2020
Floyd Petersen

/s/ RICHARD PRINS	Director	March 16, 2020
Richard Prins

/s/ DIANE G. GERST	Director	March 16, 2020
Diane G. Gerst

/s/ MICHAEL A. ZASLOFF	Director	March 16, 2020
Michael A. Zasloff