Form 10-Q
period 2020-03-31
Amphastar Pharmaceuticals, Inc.
filed 2020-05-11
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

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

The number of shares outstanding of the registrant’s only class of common stock as of May 6, 2020 was 46,198,304.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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
•

the impact of the COVID-19 pandemic and related responses of business and governments to the pandemic on our operations and personnel, and on commercial activity and demand across our business operations and results of operations;

•

interruptions to our manufacturing and production as a result of natural catastrophic events or other causes beyond our control such as power disruptions or widespread disease outbreaks, such as the COVID-19 pandemic;

•	global, national and local economic and market conditions, specifically with respect to geopolitical uncertainty, and the COVID-19 pandemic;

•	the timing and likelihood of U.S. Food and Drug Administration, or FDA, approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;

•	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;

•	our ability to compete in the development and marketing of our products and product candidates;
•	our expectations regarding the business expansion plans for our Chinese subsidiary, ANP;

•	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;

•	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our active pharmaceutical ingredient, or API, customers;

•	the potential for our marketed products to be withdrawn due to patient adverse events or deaths, or if we fail to secure FDA approval for products subject to the Prescription Drug Wrap-Up program;

•	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;

•	the amount of price concessions or exclusion of suppliers adversely affecting our business;

•	our ability to establish and maintain intellectual property protection for our products and our ability to successfully defend our intellectual property in cases of alleged infringement;

•	the implementation of our business strategies, product development strategies and technology utilization;

•	the potential for exposure to product liability claims;

•	future acquisitions, divestitures or investments, including the anticipated benefits of such acquisitions, divestitures or investments;

•	our ability to expand internationally;

•	economic and industry trends and trend analysis;

•	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•	the impact of trade tariffs, export or import restrictions, or other trade barriers;
•

the impact of Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate including the potential for drug price controls;

•	the impact of global and domestic tax reforms, including the Tax Cuts and Jobs Act of 2017, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act;

•	the timing for completion and the validation of the new construction at our ANP and Amphastar facilities; and

•

our financial performance expectations, including our expectations regarding our backlog, revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability.

You should read this Quarterly Report and the documents that we reference elsewhere in this Quarterly Report completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. In particular, the extent of COVID-19’s impact on our business will depend on several factors, including the severity, duration and extent of the pandemic, as well as actions taken by governments, businesses, and consumers in response to the pandemic, all of which continue to evolve and remain uncertain at this time. We discuss many of these risks and uncertainties in greater detail in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2019, particularly in Item 1A. “Risk Factors.” These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report regardless of the time of delivery of this Quarterly Report, and such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report to “Amphastar,” “the Company,” “we,” “our,” and “us” refer to Amphastar Pharmaceuticals, Inc. and our subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,845	$73,685
Restricted cash	1,865	1,865
Short-term investments	12,203	11,675
Restricted short-term investments	2,290	2,290
Accounts receivable, net	57,784	45,376
Inventories	107,900	110,501
Income tax refunds and deposits	814	311
Prepaid expenses and other assets	9,023	9,538
Total current assets	246,724	255,241

Property, plant, and equipment, net	231,476	233,856
Finance lease right-of-use assets	798	887
Operating lease right-of-use assets	17,934	18,805
Goodwill and intangible assets, net	40,472	41,153
Other assets	11,192	11,156
Deferred tax assets	24,235	25,873
Total assets	$572,831	$586,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$65,438	$77,051
Income taxes payable	2,994	2,042
Current portion of long-term debt	11,458	7,741
Current portion of operating lease liabilities	3,481	3,175
Total current liabilities	83,371	90,009

Long-term reserve for income tax liabilities	3,425	3,425
Long-term debt, net of current portion	36,410	39,394
Long-term operating lease liabilities, net of current portion	15,230	16,315
Deferred tax liabilities	765	867
Other long-term liabilities	10,257	9,433
Total liabilities	149,458	159,443
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 52,864,991 and 46,306,103 shares issued and outstanding as of March 31, 2020 and 52,495,483 and 46,576,968 shares issued and outstanding as of December 31, 2019, respectively	5	5
Additional paid-in capital	371,144	367,305
Retained earnings	120,319	116,370
Accumulated other comprehensive loss	(5,461)	(4,687)
Treasury stock	(108,493)	(97,627)
Total Amphastar Pharmaceuticals, Inc. stockholders’ equity	377,514	381,366
Non-controlling interests	45,859	46,162
Total equity	423,373	427,528
Total liabilities and stockholders’ equity	$572,831	$586,971

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Net revenues	$84,688	$79,790
Cost of revenues	47,865	48,887
Gross profit	36,823	30,903

Operating expenses:
Selling, distribution, and marketing	3,294	3,141
General and administrative	10,746	16,327
Research and development	15,303	14,607
Total operating expenses	29,343	34,075

Income (loss) from operations	7,480	(3,172)

Non-operating (expenses) income:
Interest income	153	148
Interest expense	(76)	(30)
Other expenses, net	(1,752)	(579)
Total non-operating expenses, net	(1,675)	(461)

Income (loss) before income taxes	5,805	(3,633)
Income tax provision (benefit)	2,280	(1,479)

Net income (loss)	$3,525	$(2,154)

Net loss attributable to non-controlling interests	$(424)	$(3,022)

Net income attributable to Amphastar Pharmaceuticals, Inc.	$3,949	$868

Net income per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	$0.09	$0.02

Diluted	$0.08	$0.02

Weighted-average shares used to compute net income per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	46,408	46,744

Diluted	48,248	50,416

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income attributable to Amphastar Pharmaceuticals, Inc.	$3,949	$868

Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc., net of income taxes
Foreign currency translation adjustment	(774)	(113)
Total other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	(774)	(113)

Total comprehensive income attributable to Amphastar Pharmaceuticals, Inc.	$3,175	$755

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock		Total
			Additional		Other			Amphastar	Non-
			Paid-in	Retained	Comprehensive			Stockholders'	controlling
	Shares	Amount	Capital	Earnings	loss	Shares	Amount	Equity	Interest	Total
Balance as of December 31, 2019	52,495,483	$5	$367,305	$116,370	$(4,687)	(5,918,515)	$(97,627)	$381,366	$46,162	$427,528
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	3,949	—	—	—	3,949	—	3,949
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(774)	—	—	(774)	—	(774)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(424)	(424)
Purchase of treasury stock	—	—	—	—	—	(647,246)	(10,950)	(10,950)	—	(10,950)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(84)	—	—	6,873	84	—	—	—
Issuance of common stock in connection with the Company's equity plans	369,508	—	(1,238)	—	—	—	—	(1,238)	—	(1,238)
Share-based compensation expense	—	—	5,161	—	—	—	—	5,161	121	5,282
Balance as of March 31, 2020	52,864,991	$5	$371,144	$120,319	$(5,461)	(6,558,888)	$(108,493)	$377,514	$45,859	$423,373

	Common Stock				Accumulated	Treasury Stock		Total
			Additional		Other			Amphastar	Non-
			Paid-in	Retained	Comprehensive			Stockholders'	controlling
	Shares	Amount	Capital	Earnings	loss	Shares	Amount	Equity	Interest	Total
Balance as of December 31, 2018	51,438,675	$5	$344,434	$67,485	$(4,013)	(4,807,557)	$(75,476)	$332,435	$31,924	$364,359
Beginning balance adjustment as a result of the adoption of new accounting standards	—	—	—	(54)	—	—	—	(54)	—	(54)
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	868	—	—	—	868	—	868
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(113)	—	—	(113)	—	(113)
Proceeds from the private placement of ANP	—	—	2,588	—	—	—	—	2,588	16,378	18,966
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(3,022)	(3,022)
Purchase of treasury stock	—	—	—	—	—	(145,479)	(3,015)	(3,015)	—	(3,015)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(98)	—	—	8,334	98	—	—	—
Issuance of common stock in connection with the Company's equity plans	604,651	—	(2,397)	—	—	—	—	(2,397)	—	(2,397)
Share-based compensation expense	—	—	4,674	—	—	—	—	4,674	—	4,674
Balance as of March 31, 2019	52,043,326	$5	$349,201	$68,299	$(4,126)	(4,944,702)	$(78,393)	$334,986	$45,280	$380,266

See Accompanying Notes to Condensed Consolidated Financial Statements

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$3,525	$(2,154)
Reconciliation to net cash provided by operating activities:
Loss on impairment and disposal of assets	14	805
Depreciation of property, plant, and equipment	4,716	4,158
Amortization of product rights, trademarks, and patents	258	270
Operating lease right-of-use asset amortization	848	704
Share-based compensation expense	5,282	4,674
Changes in deferred taxes, net	1,638	—
Changes in operating assets and liabilities:
Accounts receivable, net	(12,487)	(1,061)
Inventories	2,241	(9,507)
Prepaid expenses and other assets	1,494	(4,729)
Income tax refund, deposits, and payable	451	(1,713)
Operating lease liabilities	(824)	(614)
Accounts payable and accrued liabilities	(5,679)	5,557
Net cash provided by (used in) operating activities	1,477	(3,610)

Cash Flows From Investing Activities:
Purchases and construction of property, plant, and equipment	(8,006)	(14,744)
Purchase of intangible assets	—	(151)
Purchase of short-term investments	(510)	—
Payment of deposits and other assets	(206)	11
Net cash used in investing activities	(8,722)	(14,884)

Cash Flows From Financing Activities:
Proceeds from the private placement of ANP	—	18,298
Proceeds from equity plans, net of withholding tax payments	(1,238)	(2,397)
Purchase of treasury stock	(10,950)	(3,015)
Proceeds from issuance of long-term debt	3,067	—
Principal payments on long-term debt	(2,328)	(1,657)
Net cash (used in) provided by financing activities	(11,449)	11,229

Effect of exchange rate changes on cash	(146)	24

Net decrease in cash, cash equivalents, and restricted cash	(18,840)	(7,241)

Cash, cash equivalents, and restricted cash at beginning of period	75,550	88,202

Cash, cash equivalents, and restricted cash at end of period	$56,710	$80,961

Noncash Investing and Financing Activities:
Capital expenditure included in accounts payable	$5,840	$6,511

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$559	$898
Income taxes paid	$209	$234

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  General

Amphastar Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, hereinafter referred to as the “Company”) is a specialty pharmaceutical company that develops, manufactures, markets, and sells generic and proprietary injectable, inhalation, and intranasal products, including products with high technical barriers to market entry. Additionally, the Company sells insulin active pharmaceutical ingredient, or API, products. Most of the Company’s products are used in hospital or urgent care clinical settings and are primarily contracted and distributed through group purchasing organizations and drug wholesalers. The Company’s insulin API products are sold to other pharmaceutical companies for use in their own products and are being used by the Company in the development of injectable finished pharmaceutical products.  The Company’s inhalation product, Primatene® Mist is primarily distributed through drug retailers.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2019 and the notes thereto as filed with the Securities and Exchange Commission, or SEC, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted from the accompanying condensed consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from the audited financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position, results of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The Company’s results of operations, comprehensive income (loss) and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and are prepared in accordance with United States generally accepted accounting principles, or GAAP. Certain prior period amounts have been reclassified within the operating activities of the statement of cash flows to conform to the current period presentation. All intercompany activity has been eliminated in the preparation of the condensed consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company.

The Company’s subsidiaries include: (1) International Medication Systems, Limited, or IMS, (2) Armstrong Pharmaceuticals, Inc., or Armstrong, (3) Amphastar Nanjing Pharmaceuticals Inc., or ANP, (4) Nanjing Letop Biological Technology Co., Ltd., or Letop, (5) Nanjing Hanxin Pharmaceutical Technology Co., Ltd., or Hanxin, (6) Nanjing Baixin Trading Co., Ltd., or Baixin, (7) Amphastar France Pharmaceuticals, S.A.S., or AFP, (8) Amphastar UK Ltd., or AUK, and (9) International Medication Systems (UK) Limited, or IMS UK.

In July 2018, the Company’s Chinese subsidiary, ANP, completed a private placement of its common equity interest to accredited investors for aggregate gross proceeds of approximately $57 million, a portion of which was received in 2019. The Company has retained approximately 58% of the equity interest in ANP following the private placement and continues to consolidate the financial results of ANP with the Company’s results of operations. ANP’s net income after July 2, 2018, was attributed to the Company in accordance with the Company’s equity interest of approximately 58% in ANP.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the novel coronavirus pandemic, or COVID-19. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic is in its incipient stages and information is rapidly evolving. The Company considered the impact of COVID-19 on the assumptions and estimates used to determine the results reported and asset valuations as of March 31, 2020.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the world, including locations where the Company operates, such as the United States, China and France. The Company has been actively monitoring the COVID-19 pandemic and its impact globally. In late January 2020, China implemented extensive curfews and travel restrictions to control the outbreak, and started easing these restrictions in March. Our business operations in China experienced a temporary disruption but resumed full operation in February 2020. In March 2020, France also implemented a stay-at-home order limiting movement and restricting travel, however, the Company was deemed to be an essential business and was not impacted by the restrictions. In March 2020, the Governors of the States of California and Massachusetts declared a health emergency and issued orders to close all nonessential businesses; as a specialty pharmaceutical company, the Company was deemed to be an essential business. Nonetheless, out of concern for the Company’s workers and pursuant to the government order in the United States certain workers began telecommuting from their homes. Except for the increased sales of Primatene® Mist and some hospital products, the financial results for the three months ended March 31, 2020, were not significantly impacted by the COVID-19 pandemic. Other than a temporary delay in re-opening the Company’s facility in China after the Lunar New Year celebration, the Company’s production facilities in all of its locations continued to operate in substantially the same manner during the quarter as they had prior to the COVID-19 pandemic with the adoption of enhanced safety measures intended to prevent the spread of the coronavirus. While the Company does not expect this matter to negatively impact its results of operations, cash flows and financial position in the near term, the related long term impact cannot be reasonably estimated at this time. The Company will continue to monitor the impact of COVID-19 on all aspects of its business.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The principal accounting estimates include: determination of allowances for credit losses, allowance for discounts, provision for chargebacks and rebates, provision for product returns, adjustment of inventory to their net realizable values, impairment of long-lived and intangible assets and goodwill, self-insured claims, workers’ compensation liabilities, litigation reserves, stock price volatilities for share-based compensation expense, valuation allowances for deferred tax assets, and liabilities for uncertain income tax positions.

Foreign Currency

The functional currency of the Company, its domestic subsidiaries, its Chinese subsidiary, ANP, and its U.K. subsidiary, AUK, is the USD. ANP maintains its books of record in Chinese yuan. These books are remeasured into the functional currency of USD using the current or historical exchange rates. The resulting currency remeasurement adjustments and other transactional foreign currency exchange gains and losses are reflected in the Company’s condensed consolidated statements of operations.

The Company’s French subsidiary, AFP, maintains its book of record in euros. ANP’s other Chinese subsidiaries maintain their books of record in Chinese yuan. AUK’s subsidiary, IMS UK, maintains its book of record in British

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

pounds. These local currencies have been determined to be the subsidiaries’ respective functional currencies. These books of record are translated into USD using average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transactions. Translation adjustments are reflected in stockholders’ equity and are included as a component of other accumulated comprehensive income (loss). The unrealized gains or losses of intercompany foreign currency transactions that are of a long-term investment nature are reported in other accumulated comprehensive income (loss). The unrealized losses of intercompany foreign currency transactions that are of a long-term investment nature for the three months ended March 31, 2020 and 2019 were $0.6 million and $0.7 million, respectively.

Comprehensive Income (Loss)

For the three months ended March 31, 2020 and 2019, the Company included its foreign currency translation gain or loss as part of its comprehensive income (loss). There was no material income tax expense (benefit) allocated to other comprehensive income (loss) for the three months ended March 31, 2020 and 2019.

Advertising Costs

In connection with the launch of Primatene® Mist, in July 2019, the Company began to incur advertising costs. Advertising costs are expensed as incurred, except for costs related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented, and is reflected as a component of selling, distribution and marketing in the Company’s condensed consolidated statement of operations. For the three months ended March 31, 2020, advertising cost was $1.0 million.

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

Short-Term Investments

Short-term investments as of March 31, 2020 and December 31, 2019 consisted of certificates of deposit and investment grade corporate bonds with original expiration dates within 12 months.

Restricted Cash

Restricted cash is collateral required for the Company to guarantee certain vendor payments in France. As of March 31, 2020 and December 31, 2019, the restricted cash balance was $1.9 million.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letter of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months. As of March 31, 2020 and December 31, 2019, the balance of restricted short-term investments was $2.3 million.

Deferred Income Taxes

The Company utilizes the liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2016-13 Financial Instruments – Credit Losses, which is aimed at providing financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit. The standard update changes the impairment model for financial assets measured at amortized cost, requiring presentation at the net amount expected to be collected. The measurement of expected credit losses requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Available-for-sale debt securities with unrealized losses will be recorded through an allowance for credit losses. The ASU and the related clarifications subsequently issued by FASB are effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020. This new guidance applies to the Company’s held-to-maturity investments and trade receivables. The adoption of this accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04 Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill. An entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The update also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13 Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds certain disclosure requirements to Accounting Standard Codification, or ASC, 820, Fair Value Measurement. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-14 Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, which removes, modifies, and adds certain disclosure requirements to ASC 715-20, Defined Benefit Plans. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020. The adoption of this guidance did not have a material impact on the Company’s condensed

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15 Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalized implementation cost incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The guidance also requires the entity to expense the capitalized implementation cost of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. This guidance is effective for the Company’s interim and annual reporting periods during the year ended December 31, 2020. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In October 2018, the FASB issued ASU No. 2018-17 Targeted Improvements to Related Party Guidance for Variable Interest Entities, which requires indirect interests held through related parties in common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In November 2018, the FASB issued ASU No. 2018-18 Clarifying the Interaction between Topic 808 and Topic 606, which requires transactions in collaborative arrangements to be accounted for under ASC 606, Revenue from Contracts with Customers, or ASC 606, if the counterparty is a customer for a good or service that is a distinct unit of account. The amendments also preclude entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12 Simplifying the Accounting for Income Taxes (Topic 740), which simplifies various aspects related to accounting for income taxes. The amendment also improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The guidance is effective for the Company’s interim and annual reporting periods during the year ended December 31, 2021, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its condensed consolidated financial statements and related disclosures.

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

Provisions for estimated chargebacks, rebates, discounts, product returns and credit losses are made at the time of sale and are analyzed and adjusted, if necessary, at each balance sheet date.

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

The provision for chargebacks and rebates is reflected as a component of net revenues. The following table is an analysis of the chargeback and rebate provision:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Beginning balance	$21,644	$22,423
Provision for chargebacks and rebates	35,987	26,982
Credits and payments issued to third parties	(39,353)	(28,861)
Ending balance	$18,278	$20,544

Changes in the chargeback provision from period to period are primarily dependent on the Company’s sales to its wholesalers, the level of inventory held by wholesalers, and the wholesalers’ customer mix. Changes in the rebate provision from period to period are primarily dependent on retailer’s and other indirect customers’ purchases. The approach that the Company uses to estimate chargebacks has been consistently applied for all periods presented. Variations in estimates have been historically small. The Company continually monitors the provision for chargebacks and rebates and makes adjustments when it believes that the actual chargebacks and rebates may differ from the estimates. The settlement of chargebacks and rebates generally occurs within 30 days to 60 days after the sale to wholesalers. Accounts receivable and/or accounts payable and accrued liabilities are reduced and/or increased by the chargebacks and rebate amounts depending on whether the Company has the right to offset with the customer. Of the provision for chargebacks and rebates as of March 31, 2020 and December 31, 2019,  $13.4 million and $15.4 million were included in accounts receivable, net, on the condensed consolidated balance sheets, respectively. The remaining provision as of March 31, 2020 and December 31, 2019 of $4.9 million and $6.2 million,  respectively, were included in accounts payable and accrued liabilities.

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

The provision for product returns is reflected as a component of net revenues.  The following table is an analysis of the product return liability:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Beginning balance	$10,339	$8,030
Provision for product returns	3,099	1,968
Credits issued to third parties	(2,239)	(1,275)
Ending balance	$11,199	$8,723

Of the provision of product returns as of March 31, 2020 and December 31, 2019, $7.3 million and $7.1 million, respectively, were included in accounts payable and accrued liabilities on the condensed consolidated balance sheets. The remaining provision as of March 31, 2020 and December 31, 2019 of $3.9 million and $3.2 million, respectively, were included in other long-term liabilities. For the three months ended March 31, 2020 and 2019,  the Company’s aggregate product return rate was 1.1% and 1.4% of qualified sales, respectively.

Note 4.  Income (Loss) per Share Attributable to Amphastar Pharmaceuticals, Inc. Shareholders

Basic net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders is calculated based upon the weighted-average number of shares outstanding during the period. Diluted net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders gives effect to all potential dilutive shares outstanding during the period, such as stock options, non-vested restricted stock units and shares issuable under the Company’s Employee Stock Purchase Plan, or ESPP and to reallocation of net income attributable to non-controlling interest from the assumed dilutive effect of stock options issued under the 2018 ANP Equity Incentive Plan, or the 2018 Plan.

For the three months ended March 31, 2020, options to purchase 1,999,083 shares of stock with a weighted-average exercise price of $20.81 per share, and the reallocation of net income attributable to non-controlling interests were excluded in the computation of diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. shareholders because the effect would be anti-dilutive.

For the three months ended March 31, 2019, the reallocation of net income attributable to non-controlling interest were excluded in the computation of diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. shareholders because the effect would be anti-dilutive.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the calculation of basic and diluted net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders for each of the periods presented:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands, except per share data)
Basic and dilutive numerator:
Net income attributable to Amphastar Pharmaceuticals, Inc.	$3,949	$868
Denominator:
Weighted-average shares outstanding — basic	46,408	46,744

Net effect of dilutive securities:
Incremental shares from equity awards	1,840	3,672
Weighted-average shares outstanding — diluted	48,248	50,416
Net income per share attributable to Amphastar Pharmaceuticals, Inc. shareholders — basic	$0.09	$0.02
Net income per share attributable to Amphastar Pharmaceuticals, Inc. shareholders — diluted	$0.08	$0.02

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

The finished pharmaceutical products segment manufactures, markets and distributes enoxaparin, naloxone, phytonadione, lidocaine, epinephrine, Primatene® Mist, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes recombinant human insulin API and porcine insulin API for external customers and internal product development.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information by reporting segment is presented below:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net revenues:
Finished pharmaceutical products	$81,298	$74,539
API	3,390	5,251
Total net revenues	84,688	79,790

Gross profit:
Finished pharmaceutical products	38,810	32,312
API	(1,987)	(1,409)
Total gross profit	36,823	30,903

Operating expenses	29,343	34,075

Income (loss) from operations	7,480	(3,172)
Non-operating expense	(1,675)	(461)

Income (loss) before income taxes	$5,805	$(3,633)

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Finished pharmaceutical products net revenues:
Primatene® Mist	$12,877	$2,897
Phytonadione	11,029	10,120
Lidocaine	10,657	11,979
Enoxaparin	9,168	14,484
Naloxone	8,875	7,364
Epinephrine	3,990	2,679
Other finished pharmaceutical products	24,702	25,016
Total finished pharmaceutical products net revenues	$81,298	$74,539

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amount of depreciation and amortization expense included in cost of revenues, by reporting segments is presented below:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Depreciation and amortization expense
Finished pharmaceutical products	$1,464	$1,350
API	582	285
Total depreciation and amortization expense	$2,046	$1,635

Net revenues and carrying values of long-lived assets of enterprises by geographic regions are as follows:

	Net Revenue		Long-Lived Assets
	Three Months Ended
	March 31,		March 31,	December 31,
	2020	2019	2020	2019
	(in thousands)
United States	$81,065	$76,457	$107,333	$108,399
China	228	—	79,079	79,846
France	3,395	3,333	45,064	45,611
Total	$84,688	$79,790	$231,476	$233,856

Note 6.  Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. The Company considers these three customers to be its major customers, as each individually, and these customers collectively, represented a significant percentage of the Company’s net revenue for the three months ended March 31, 2020 and 2019 and accounts receivable as of March 31, 2020 and December 31, 2019. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
			Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2020	2019
AmerisourceBergen	16%	13%	24%	20%
McKesson	26%	34%	22%	29%
Cardinal Health	18%	17%	19%	25%

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and market its products, it could have a materially adverse effect on the Company’s business, financial condition, and results of operations.

Note 7.  Fair Value Measurements

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (an exit price). These standards also establish a hierarchy that prioritizes observable and unobservable inputs used in measuring fair value of an asset or liability, as described below:

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

As of March 31, 2020, cash equivalents include money market accounts. Short-term investments consist of certificates of deposit as well as investment-grade corporate bonds with original expiration dates within 12 months. The certificates of deposit are carried at amortized cost in the Company’s condensed consolidated balance sheet, which approximates their fair value determined based on Level 2 inputs. The corporate bonds are classified as held-to-maturity and are carried at amortized cost net of an allowance for credit losses, which approximates their fair value determined based on Level 2 inputs. The restrictions on restricted cash and short-term investments have a negligible effect on the fair value of these financial assets.

The fair value of the Company’s financial assets and liabilities measured on a recurring basis as of March 31, 2020 and December 31, 2019, are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents - money market	$20,395	$20,395	$—	$—
Restricted cash - money market	1,865	1,865	—	—
Short-term investments - certificates of deposit	8,969	—	8,969	—
Restricted short-term investments - certificates of deposit	2,290	—	2,290	—
Corporate bonds	3,197	—	3,197	—
Fair value measurement as of March 31, 2020	$36,716	$22,260	$14,456	$—

Cash equivalents - money market	$29,521	$29,521	$—	$—
Restricted cash - money market	1,865	1,865	—	—
Short-term investments - certificates of deposit	8,867	—	8,867	—
Restricted short-term investments - certificates of deposit	2,290	—	2,290	—
Corporate bonds	2,789	—	2,789	—
Fair value measurement as of December 31, 2019	$45,332	$31,386	$13,946	$—

The Company does not hold any Level 3 instruments that are measured at fair value on a recurring basis.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include long-lived assets, goodwill, and intangible assets for which the fair value of assets is determined as part of the related impairment test. As of March 31, 2020 and December 31, 2019, there were no adjustments to fair value for nonfinancial assets or liabilities.

Note 8.  Investments

A summary of the Company’s investments that are classified as held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Corporate bonds	$3,211	$—	$(14)	$3,197
Total investments as of March 31, 2020	$3,211	$—	$(14)	$3,197

Corporate bonds	$2,790	$—	$(1)	$2,789
Total investments as of December 31, 2019	$2,790	$—	$(1)	$2,789

The Company believes that the unrealized losses disclosed above were primarily driven by interest rate changes rather than by unfavorable changes in the credit ratings associated with these securities and as a result, the Company continues to expect to collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor any other factors that would indicate a material credit loss.

The Company measures expected credit losses on held-to-maturity investments on a collective basis. All the Company’s held-to-maturity investments were considered to be one pool. The estimate for credit losses considers historical loss information that is adjusted for current conditions and reasonable and supportable forecasts. Expected credit losses on held-to-maturity investments were not material to the condensed consolidated financial statements.

Note 9.  Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights	10	8,658	3,174	5,484
Patents	12	486	266	220
Land-use rights	39	2,540	568	1,972
Subtotal	11	11,684	4,008	7,676
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,571	—	3,571
Subtotal	*	32,796	—	32,796
As of March 31, 2020	*	$44,480	$4,008	$40,472

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value
	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights	10	9,226	3,152	6,074
Patents	12	486	255	231
Land-use rights	39	2,540	551	1,989
Other intangible assets	4	69	69	—
Subtotal	12	12,321	4,027	8,294
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,634	—	3,634
Subtotal	*	32,859	—	32,859
As of December 31, 2019	*	$45,180	$4,027	$41,153

*Intangible assets with indefinite lives have an indeterminable average life.

Goodwill

The changes in the carrying amounts of goodwill were as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)
Beginning balance	$3,634	$3,951
Currency translation	(63)	(317)
Ending balance	$3,571	$3,634

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene® Mist, an over-the-counter bronchodilator product, recorded at the allocated fair value of $29.2 million, which is its carrying value as of March 31, 2020.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.  Inventories

Inventories consist of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Raw materials and supplies	$54,503	$59,233
Work in process	39,679	35,548
Finished goods	13,718	15,720
Total inventories	$107,900	$110,501

Charges of $2.1 million and $3.2 million were included in the cost of revenues in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively, to adjust the Company’s inventory and related firm inventory purchase commitments to their net realizable value.

Note  11.  Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Buildings	$118,883	$117,928
Leasehold improvements	29,494	29,531
Land	7,580	7,603
Machinery and equipment	171,117	164,802
Furniture, fixtures, and automobiles	24,516	22,043
Construction in progress	48,505	56,354
Total property, plant, and equipment	400,095	398,261
Less accumulated depreciation	(168,619)	(164,405)
Total property, plant, and equipment, net	$231,476	$233,856

Note 12.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Accrued customer fees and rebates	$9,858	$9,633
Accrued payroll and related benefits	22,213	21,872
Accrued product returns, current portion	7,291	7,126
Accrued loss on firm purchase commitments	2,278	3,352
Other accrued liabilities	7,292	10,007
Total accrued liabilities	48,932	51,990
Accounts payable	16,506	25,061
Total accounts payable and accrued liabilities	$65,438	$77,051

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note  13.  Debt

Debt consists of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Loans with East West Bank

Line of credit facility due December 2020	$—	$—
Mortgage payable due February 2021	3,377	3,401
Equipment loan due June 2021	1,531	1,837
Equipment loan due December 2022	5,500	6,000
Equipment loan due February 2024	6,429	3,570
Mortgage payable due October 2026	3,384	3,400
Mortgage payable due June 2027	8,623	8,659

Loans with Cathay Bank

Line of credit facility due May 2020	—	—
Mortgage payable due August 2027	7,406	7,452
Acquisition loan due June 2024	10,383	10,928

Loans with Seine-Normandie Water Agency

French government loan due June 2020	28	28
French government loan due July 2021	114	114
French government loans due December 2026	369	374

Payment Obligation to Merck	—	561

Equipment under Finance Leases	724	811
Total debt	47,868	47,135
Less current portion of long-term debt	11,458	7,741
Long-term debt, net of current portion	$36,410	$39,394

As of March 31, 2020, the fair value of the loans listed above approximated their carrying amount. The interest rate used in the fair value estimation was determined to be a Level 2 input. For certain loans with East West Bank, the Company has entered into fixed interest rate swap contracts to exchange the variable interest rates for fixed interest rates over the life of certain debt instruments without the exchange of the underlying notional debt amount. The interest rate swap contracts do not qualify for hedge accounting and are recorded at fair value based on Level 2 inputs. These swap contracts were in a liability position with an aggregate fair value of $1.2 million and $0.4 million as of March 31, 2020 and December 31, 2019, respectively.  The change in fair value is recorded in other income (expense) in the Company’s condensed consolidated statement of operations.

Covenants

At March 31, 2020 and December 31, 2019, the Company was in compliance with its debt covenants.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note  14.  Income Taxes

The following table sets forth the Company’s income tax provision (benefit) for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Income (loss) before taxes	$5,805	$(3,633)
Income tax provision (benefit)	2,280	(1,479)
Net income (loss)	$3,525	$(2,154)
Income tax provision (benefit) as a percentage of income (loss) before income taxes	39.3%	40.7%

The decrease in the Company’s effective tax rate for the three months ended March 31, 2020, was primarily due to differences in pre-tax income (loss) positions and timing of discrete tax items.

CARES Act

The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, became law on March 27, 2020. It provides additional economic stimulus to address the impact of the COVID-19 pandemic. The Company does not expect there to be any significant benefit to its income tax provision as a result of the CARES Act, and will continue to closely monitor the impact of the COVID-19 pandemic, as well as any effects that may result from the CARES Act or future legislation.

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

For purposes of computing its annual effective tax rate, the Company did not benefit from its losses in the states where it files separately. This increased the Company’s income tax expense by $0.2 million during the three months ended March 31, 2020.

Note  15. Stockholders' Equity

Share Buyback Program

Pursuant to the Company’s existing share buyback program, the Company purchased 646,715 and 145,479 shares of its common stock during the three months ended March 31, 2020 and 2019, totaling $10.9 million and $3.0 million, respectively.

In November 2019, the Company’s Board of Directors authorized an increase of $20.0 million to the Company’s share buyback program, which is expected to continue for an indefinite period of time. The primary goal of the program is to offset dilution created by the Company’s equity compensation programs.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Purchases are made through open market and private block transactions pursuant to Rule 10b5-1 plans, privately negotiated transactions or other means as determined by the Company’s management and in accordance with the requirements of the SEC and applicable laws. The timing and actual number of treasury share purchases will depend on a variety of factors including price, corporate and regulatory requirements, and other conditions. These treasury share purchases are accounted for under the cost method and are included as a component of treasury stock in the Company’s condensed consolidated balance sheets.

The 2015 Equity Incentive Plan

As of March 31, 2020, the Company reserved an aggregate of 6,392,773 shares of common stock for future issuance under the 2015 Equity Incentive Plan, or the 2015 Plan, including 1,164,425 shares, which were reserved in January 2020 pursuant to the evergreen provision in the 2015 Plan.

2014 Employee Stock Purchase Plan

As of March 31, 2020, the Company has issued 659,535 shares of common stock under the ESPP and 1,340,465 shares of its common stock remains available for issuance under the ESPP.

For the three months ended March 31, 2020 and 2019, the Company recorded ESPP expense of $0.1 million and $0.1 million, respectively.

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

The weighted-averages for key assumptions used in determining the fair value of options granted during the three months ended March 31, 2020 and 2019, are as follows:

	Three Months Ended
	March 31,
	2020	2019
Average volatility	43.0%	42.4%
Risk-free interest rate	0.8%	2.5%
Weighted-average expected life in years	5.8	5.8
Dividend yield rate	—%	—%

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of option activity for the three months ended March 31, 2020, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2019	9,763,485	$15.26
Options granted	1,638,651	13.03
Options exercised	(104,452)	14.18
Options cancelled	(19,772)	18.82
Options expired	(1,097,227)	16.45
Outstanding as of March 31, 2020	10,180,685	$14.78	5.74	$13,544
Exercisable as of March 31, 2020	7,059,665	$14.19	4.52	$10,274

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock for those awards that have an exercise price below the estimated fair value at March 31, 2020.

For the three months ended March 31, 2020 and 2019,  the Company recorded an expense of $2.6 million and $2.4 million, respectively, related to stock options granted under all plans.

Information relating to option grants and exercises is as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands, except per share data)
Weighted-average grant date fair value per option share	$5.33	$8.49
Intrinsic value of options exercised	488	5,370
Cash received from options exercised	1,251	3,939
Total fair value of the options vested during the year	7,432	7,115

A summary of the status of the Company’s non-vested options as of March 31, 2020, and changes during the three months ended March 31, 2020, is presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2019	2,747,133	$6.99
Options granted	1,638,651	5.33
Options vested	(1,244,992)	5.97
Options forfeited	(19,772)	8.16
Non-vested as of March 31, 2020	3,121,020	6.52

As of March 31, 2020, there was $17.1 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.8 years and will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years. The grantee receives one share of common stock at a specified future date for each

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RSU awarded. The RSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period using the straight-line method. During the three months ended March 31, 2020 and 2019, the Company recorded a total expense of $2.4 million and $2.1 million, respectively, related to RSU awards granted under all plans.

As of March 31, 2020, there was $18.6 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.8 years and will be adjusted for future changes in estimated forfeitures.

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
		Value of RSUs
		Issued
	Total RSUs	as
	Issued	Compensation(1)
		(in thousands)
RSUs outstanding at December 31, 2019	1,099,496
RSUs granted	670,347	$8,735
RSUs forfeited	(8,300)
RSUs vested(2)	(463,306)
RSUs outstanding at March 31, 2020	1,298,237

(1)	The total fair market value is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 179,908 shares of common stock were surrendered to fulfill tax withholding obligations.

The 2018 ANP Equity Incentive Plan

In December 2018, ANP’s board of directors approved the 2018 Plan, which is set to expire in December 2023. The 2018 Plan permits the grant of stock options and other equity awards in ANP shares to ANP employees. In June 2019, ANP issued 3,648,932 stock options to its employees under the 2018 Plan all of which were still outstanding at March 31, 2020. The options vest over a period of approximately four years and have up to a 10 year contractual term. The total fair value of the options awarded was $2.1 million. For the three months ended March 31, 2020, the Company recorded expense of $0.1 million related to stock options issued by ANP under the 2018 Plan, respectively.

The Company recorded share-based compensation expense, which is included in the Company’s condensed consolidated statement of operations as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Cost of revenues	$1,359	$1,279
Operating expenses:
Selling, distribution, and marketing	107	94
General and administrative	3,219	2,791
Research and development	597	510
Total share-based compensation	$5,282	$4,674

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.  Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the three months ended March 31, 2020 and 2019, were approximately $0.5 million and $0.4 million, respectively.

Defined Benefit Pension Plan

The Company’s subsidiary, AFP, has an obligation associated with a defined-benefit plan for its eligible employees.  This plan provides benefits to the employees from the date of retirement and is based on the employee’s length of time employed by the Company.  The calculation is based on a statistical calculation combining a number of factors that include the employee’s age, length of service, and AFP employee turnover rate.

The liability under the plan is based on a discount rate of 0.90% as of each of March 31, 2020 and December 31, 2019.  The liability is included in accrued liabilities in the accompanying condensed consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.4 million at March 31, 2020 and December 31, 2019. The Company recorded an immaterial amount of expense under the plan for the three months ended March 31, 2020 and 2019.

Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The deferred compensation plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan’s obligations are payable upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants began contributing to the plan in January 2020. As of March 31, 2020, the plan assets and liabilities were valued at approximately $0.2 million.

Note  17.  Commitments and Contingencies

Purchase Commitments

As of March 31, 2020, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $42.3 million. The Company anticipates that most of these commitments with a remaining term in excess of one year will be fulfilled by 2021.

The Company entered into agreements with a Chinese governmental entity to acquire land-use rights to real property in Nanjing, China. Under the terms of these agreements, the Company committed to invest capital in its subsidiary, ANP, and to develop these properties as an API manufacturing facility for the Company’s pipeline products. In conjunction with these agreements, ANP modified its business license on July 3, 2012, to increase its authorized capital. As of December 31, 2016, the Company had completed its investment of total registered capital commitment of $61.0 million to ANP. This investment in ANP resulted in cash being transferred from the U.S. parent company to ANP.

In accordance with certain agreements between ANP and the Chinese government in January 2010 and November 2012, the Company acquired certain land-use rights for $1.2 million and $1.3 million, respectively. As required by these

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

agreements, the Company committed to spend approximately $15.0 million in the related land development, which primarily includes the construction of fixed assets according to a specific timetable. As of March 31, 2020, the Company has spent $13.5 million on such construction. The Company anticipates that this spending commitment will be met by the end of 2020.

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

On February 12, 2019, the District Court approved of the parties’ consent for the Magistrate Judge to conduct all further proceedings in this matter at the district court level, including determining the amount of attorneys’ fees to be awarded and entering a final judgment. The Magistrate Judge held a hearing on the Application on May 8, 2019, and indicated that a written opinion on this Application for Fees and Expenses would be forthcoming. The Magistrate Judge’s written opinion on this Application for Fees and Expenses has not been issued yet. The Company intends to continue to vigorously defend against any imposition of attorneys’ fees and expenses in this case.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Epinephrine (0.1 mg/mL) Patent Litigation

On June 28, 2018, Belcher Pharmaceuticals, LLC, or Belcher initiated a lawsuit in the United States District Court for the District of Delaware by filing a complaint against IMS for infringement of U.S. Patent No. 9,283,197 (the “197 Patent”) with regard to IMS’s New Drug Application No. 211363, filed under 21 U.S.C. § 355(b)(2) of the Hatch-Waxman Act, for FDA approval to manufacture and sell 0.1 mg/mL epinephrine injections. On July 3, 2019, Parties filed a Joint Stipulation to stay the litigation pending the Court’s ruling on the outcome of Belcher’s trial with Hospira. On August 19, 2019, the judge signed the order staying the litigation pending the Court’s ruling on the outcome of Belcher’s trial with Hospira because it involves the same ‘197 Patent as the Company’s litigation. On March 31, 2020, the Court in Belcher’s trial with Hospira issued its ruling in favor of Hospira and invalidated the ‘197 Patent based on obviousness and the ‘197 Patent is unenforceable due to inequitable conduct, and accordingly, the Court entered Final Judgment in favor of Hospira on April 3, 2020. Belcher filed a notice of appeal on only the inequitable conduct rulings from Final Judgment in favor of Hospira on May 4, 2020, and therefore, the ‘197 Patent is still invalid based on obviousness. The parties have stipulated to extend the deadline for submitting a scheduling order, if necessary, until May 19, 2020. The Company intends to vigorously defend this lawsuit.

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

On September 27, 2019, the Court entered a Revised Scheduling Order that consolidates the Company’s vasopressin patent lawsuit with two other vasopressin patent lawsuits filed by Par in the same Court, Par v. Amneal Pharmaceuticals GMBH et al., and Par v. American Regent, Inc. (collectively, the “Consolidated Vasopressin Patent Lawsuits”). In the Revised Scheduling Order, trial is still scheduled for January 2021 and the Company’s 30-month FDA stay is maintained at May 21, 2021. On the same day, the Court entered a Protective Order on the Consolidated Vasopressin Patent Lawsuits. On December 9, 2019, the Court entered a Second Revised Scheduling Order to include Fresenius Kabi USA, LCC as part of the Consolidated Vasopressin Patent Lawsuit, with trial still scheduled for January 11, 2021 and the Company’s 30-month FDA stay still maintained at May 21, 2021. The Company intends to vigorously defend this patent lawsuit.

Regadenoson (0.4 mg/5 mL, 0.08 mg/mL) Patent Litigation

On February 25, 2020, Astellas US LLC, Astellas Pharma US, Inc., and Gilead Sciences, Inc. (collectively, “Astellas-Gilead”) initiated a patent lawsuit by filing a Complaint in the United States District Court for the District of Delaware against IMS for infringement of U.S. Patent Nos. 8,106,183 (the “‘183 patent”), RE47,301 (the “‘301 patent”), and 8,524,883 (the “‘883 patent”) (collectively, “Astellas-Gilead Patents”) with regard to IMS’s Abbreviated New Drug Application No. 214,252 for FDA approval to manufacture and sell 0.4 mg/5 mL (0.08 mg/mL) intravenous solution of Regadenoson. On March 4, 2020, IMS filed its Answer to the Complaint and its Counterclaims. On March 30, 2020, the Court issued an Order allowing the Company to join the consolidated litigation in which five other generic Regadenoson ANDA filers are currently pending.   In the consolidated litigation, trial is currently scheduled for June 14, 2021.  The Company’s 30-month FDA stay expires August 10, 2022. The Company intends to vigorously defend this patent lawsuit.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Employment Litigation

a.	Raquel Brenes

On September 11, 2019, a former employee, Raquel Brenes, (“Brenes”), initiated an employment litigation against IMS et al. by filing a Complaint having individual and class action claims for alleged violations of various California labor laws pertaining to wage and hour, and other state laws. This Complaint was filed in the Superior Court of California, Los Angeles County. On September 18, 2019, Brenes filed a First Amended Complaint maintaining the individual and class action claims. Status Conference has been rescheduled from April 17, 2020 to July 21, 2020, The parties have rescheduled an April 3, 2020 mediation to August 21, 2020 because of the COVID-19 pandemic.

On January 21, 2020, Brenes filed a Second Amended Complaint that alleges only Private Attorney General Act, or PAGA, claims and omitted the individual and class action claims. On February 24, 2020, IMS filed an Answer to the Second Amended Complaint. On February 14, 2020, Brenes filed another Complaint against IMS in the Superior Court of California alleging various individual claims relating to disability discrimination and retaliation. The Company intends to vigorously defend this employment litigation.

b.	Robert Navarrette

On April 7, 2020, a former employee, Robert Navarrette (“Navarrette”), filed a PAGA lawsuit against IMS and Amphastar Pharmaceuticals, Inc. in the Superior Court of California, Los Angeles County.  In this PAGA lawsuit, Navarrette alleges various wage and hour claims.  The Company intends to vigorously defend this employment litigation.

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

Note 19.   Subsequent Event

On April 10, 2020, Jason Shandell resigned from his position as the Company’s President and General Counsel and as a member of the board of directors. In connection with his resignation, the Company and Mr. Shandell entered into a separation agreement, where the Company agreed to pay Mr. Shandell severance in the amount of $2.4 million in cash, vest 80% of his unvested options and RSUs, purchase his ownership interest in ANP at fair market value, and provide him with three years of healthcare coverage.

As a result of the modification of the terms of Mr. Shandell equity grants, the Company expects to incur additional compensation expense in the second quarter of 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Condensed Consolidated Financial Statements” and the related notes thereto included in this Quarterly Report on Form 10-Q, or Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under the “Special Note About Forward-Looking Statements,” above and described in greater detail elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2019, particularly in Item 1A. “Risk Factors”.

Overview

We are a specialty pharmaceutical company that focuses primarily on developing, manufacturing, marketing and selling technically challenging generic and proprietary injectable, inhalation and intranasal products as well as insulin API products. We currently manufacture and sell over 20 products.

We are currently developing a portfolio of 15 generic abbreviated new drug applications, or ANDAs, three biosimilar insulin product candidates and four proprietary product candidates, which are in various stages of development and target a variety of indications. Six ANDAs and one NDA are currently on file with the FDA.

Our largest products by net revenues currently include Primatene® Mist, phytonadione, enoxaparin sodium injection, lidocaine jelly sterile solution, and naloxone hydrochloride injection. In July 2019, we began a national radio and television campaign for our over-the-counter product Primatene® Mist, which will continue throughout 2020. In April 2020, the FDA granted approval of our Epinephrine Injection, USP 30mg/30mL Multiple Dose Vial, and we plan to begin selling this product within two to three months of our approval.

To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. These acquisitions collectively have strengthened our core injectable and inhalation product technology infrastructure by providing additional manufacturing, marketing, and research and development capabilities including the ability to manufacture raw materials, API and other components for our products.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the world, including locations where we operate, such as the United States, China and France. We have been actively monitoring the COVID-19 pandemic and its impact globally. In late January 2020, China implemented extensive curfews and travel restrictions to control the outbreak, and started easing these restrictions in March.  Our business operations in China experienced a temporary disruption but resumed full operations in February 2020. In March 2020, France also implemented a stay-at-home order limiting movement and restricting travel, however, we were deemed to be an essential business and was not impacted by the restrictions. In March 2020, the Governors of the States of California and Massachusetts declared a health emergency and issued orders to close all nonessential businesses; as a specialty pharmaceutical company we were deemed to be an essential business. Nonetheless, out of concern for our workers and pursuant to the government orders, certain workers began telecommuting from their homes. Except for the increased sales of Primatene® Mist and some hospital products, the financial results for the three months ended March 31, 2020, were not significantly impacted by the COVID-19 pandemic. Other than a temporary delay in re-opening our facility in China after the Lunar New Year celebration, our production facilities in all of our locations continued to operate in substantially the same manner during the quarter as they had prior to the COVID-19 pandemic with the adoption of enhanced safety measures intended to prevent the spread of the coronavirus.

It is not possible at this time to estimate the impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Infections may resurge or become more widespread and the limitation on our ability to travel and timely sell and distribute our products, as well as any closures or supply disruptions, may be extended for longer periods of time, all of which would have a negative impact on our business, financial condition and operating results. We will continue to monitor the impact of COVID-19 on all aspects of our business.

The COVID-19 pandemic has and will continue to adversely affect global economies and financial markets, resulting in an economic downturn that could affect demand for our products and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. We cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. See the Risk Factors section for further discussion of the possible impact of the COVID-19 pandemic on our business.

Business Segments

As of March 31, 2020, our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) API products. The finished pharmaceutical products segment manufactures, markets and distributes Primatene® Mist, enoxaparin, naloxone, phytonadione, lidocaine, epinephrine, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes RHI API and porcine insulin API for external customers and internal product development. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Segment Reporting.”

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net revenues

	Three Months Ended
	March 31,		Change
	2020	2019	Dollars	%
	(in thousands)
Net revenues
Finished pharmaceutical products	$81,298	$74,539	$6,759	9%
API	3,390	5,251	(1,861)	(35)%
Total net revenues	$84,688	$79,790	$4,898	6%
Cost of revenues
Finished pharmaceutical products	$42,488	$42,227	$261	1%
API	5,377	6,660	(1,283)	(19)%
Total cost of revenues	$47,865	$48,887	$(1,022)	(2)%
Gross profit	$36,823	$30,903	$5,920	19%
as % of net revenues	43%	39%

The increase in net revenues of the finished pharmaceutical products for the three months ended March 31, 2020, was primarily due to the following changes:

	Three Months Ended
	March 31,		Change
	2020	2019	Dollars	%
	(in thousands)
Finished pharmaceutical products net revenues
Primatene® Mist	$12,877	$2,897	$9,980	344%
Phytonadione	11,029	10,120	909	9%
Lidocaine	10,657	11,979	(1,322)	(11)%
Enoxaparin	9,168	14,484	(5,316)	(37)%
Naloxone	8,875	7,364	1,511	21%
Epinephrine	3,990	2,679	1,311	49%
Other finished pharmaceutical products	24,702	25,016	(314)	(1)%
Total finished pharmaceutical products net revenues	$81,298	$74,539	$6,759	9%

The increase in sales of Primatene® Mist in the first quarter of 2020 is a result of the continued success of our nationwide television and radio campaign, which will continue throughout 2020, as well as a short-term increase due to “pantry loading” towards the end of the quarter as a result of the COVID-19 pandemic. The increase in sales of phytonadione and naloxone during the quarter was primarily due to higher unit volumes. The increase in epinephrine was due to an increase in unit volumes as well as an increase in average selling price. The decrease in sales of enoxaparin was driven by lower unit volumes in the first quarter of 2020, as well as a lower average selling price compared to higher volumes in the first quarter of 2019 resulting from a market shortage.

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

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period,

generally resulting in low product backlog relative to total shipments at any time. We had no significant backlog as of March 31, 2020. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

In addition to the increase of Primatene® Mist sales in late March, we also saw an increase in orders for several of our hospital-based injectable products. We attribute this increase to the COVID-19 pandemic, but at this time, we do not know if these orders are based on an increase in usage or an increased stocking of critical products at hospitals. At this time, we are unable to determine if this increase in orders of Primatene® Mist and hospital based products will continue.

Cost of revenues

The increase in sales of Primatene® Mist and phytonadione, which are both higher margin products, helped increase our gross margins for the three months ended March 31, 2020. Gross margins for Primatene® Mist were magnified by the use of API and components which were expensed to pre-launch inventory in prior years.

The cost of heparin, which is the starting material for enoxaparin, has increased and is expected to increase further, putting downward pressure on our gross margins. However, we believe that this trend will be offset by sales of our higher-margin products, such as isoproterenol and Primatene® Mist, which were launched over the past two years and epinephrine multi dose vials which will be launched in the coming months. Additionally, we have not seen any supply disruption due to the COVID-19 pandemic at this time, but we are carefully monitoring for any potential problems.

Selling, distribution and marketing, and general and administrative

	Three Months Ended
	March 31,		Change
	2020	2019	Dollars	%
	(in thousands)
Selling, distribution, and marketing	$3,294	$3,141	$153	5%
General and administrative	$10,746	$16,327	$(5,581)	(34)%

The increase in selling, distribution, and marketing expenses was primarily due to marketing and distribution expenses related to Primatene® Mist, including the cost of a national television and radio marketing campaign which began in July 2019. The decrease in general and administrative expense was primarily due a decrease in legal expenses as a result of the enoxaparin patent and antitrust litigation settlement reached in the second quarter of 2019 (see Note 18 to the condensed consolidated financial statements for more information regarding litigation matters).

We expect that selling, distribution and marketing expenses will increase due to the increase in marketing expenditures for Primatene® Mist. Legal fees may fluctuate due to the timing of patent challenges and other litigation matters.

Research and development

	Three Months Ended
	March 31,		Change
	2020	2019	Dollars	%
	(in thousands)
Salaries and personnel-related expenses	$6,220	$6,406	$(186)	(3)%
Pre-launch inventory	(10)	15	(25)	(167)%
Clinical trials	2,455	1,702	753	44%
FDA fees	44	300	(256)	(85)%
Testing, operating and lab supplies	2,688	2,572	116	5%
Depreciation	2,348	2,128	220	10%
Other expenses	1,558	1,484	74	5%
Total research and development expenses	$15,303	$14,607	$696	5%

Research and development costs consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

Clinical trial expense increased due to external studies related to our generic product pipeline, primarily for our inhalation ANDAs and our insulin biosimilar programs.

We have made, and expect to continue to make, substantial investments in research and development to expand our product portfolio and grow our business. We expect that research and development expenses will increase on an annual basis due to increased clinical trial costs related to our biosimilar and inhalation product candidates. These expenditures will include costs of APIs developed internally as well as APIs purchased externally, the cost of purchasing reference listed drugs and the costs of performing the clinical trials. As we undertake new and challenging research and development projects, we anticipate that the associated costs will increase significantly over the next several quarters and years. Some of our ongoing clinical trials have experienced short term interruptions in the recruitment of patients due to the COVID-19 pandemic, as hospitals prioritize their resources towards the COVID-19 pandemic and governments impose travel restrictions. These conditions may in turn delay spending and delay the results of these trials.

Income tax provision (benefit)

	Three Months Ended
	March 31,		Change
	2020	2019	Dollars	%
	(in thousands)
Income tax provision (benefit)	$2,280	$(1,479)	$3,759	NM
Effective tax rate	39%	41%

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

As of March 31, 2020, our foreign subsidiaries collectively held $24.5 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

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

Working capital decreased $1.8 million to $163.4 million at March 31, 2020, compared to $165.2 million at December 31, 2019.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$1,477	$(3,610)
Investing activities	(8,722)	(14,884)
Financing activities	(11,449)	11,229
Effect of exchange rate changes on cash	(146)	24
Net decrease in cash, cash equivalents, and restricted cash	$(18,840)	$(7,241)

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $1.5 million for the three months ended March 31, 2020, which included net income of $3.5 million. Non-cash items were primarily comprised of $5.0 million of depreciation and amortization, and $5.3 million of share-based compensation expense.

Additionally, there was a net cash outflow from changes in operating assets and liabilities of $14.8 million, which resulted from an increase in accounts receivable and a decrease in accounts payable and accrued liabilities, which was partially offset by a decrease in inventory. The increase in accounts receivable was due to the timing of sales, including the increase in sales of Primatene® Mist towards the end of the quarter as a result of the COVID-19 pandemic. Accounts payable and accrued liabilities decreased primarily due to the timing of payments.

Net cash used in operating activities was $3.6 million for the three months ended March 31, 2019, which included net loss of $2.2 million. Non-cash items were primarily comprised of $4.5 million of depreciation and amortization, and $4.7 million of share-based compensation expense. Additionally, there was a net cash outflow from changes in operating assets and liabilities of $11.5 million which resulted from the increase in accounts receivable and inventory offset by an increase in accounts payable and accrued liabilities. The increase in accounts receivable was due to the timing of sales in the quarter. The increase in inventory was due to increased purchases of raw materials and production of finished goods for Primatene® Mist. Additionally, inventory of enoxaparin finished product increased from unusually low levels at year-end, resulting from increased sales, caused by market shortages. These trends were partially offset by a decrease in API at AFP. Accounts payable and accrued liabilities increased primarily due to the timing of payments.

Investing Activities

Net cash used in investing activities was $8.7 million for the three months ended March 31, 2020, primarily as a result of $8.0 million in purchases of property, plant, and equipment, which included $1.5 million incurred in the United States, $1.1 million in France, and $5.4 million in China.

Net cash used in investing activities was $14.9 million for the three months ended March 31, 2019, primarily as a result of $14.7 million in purchases of property, plant, and equipment, which included $4.0 million incurred in the United States, $3.3 million in France, and $7.4 million in China.

Financing Activities

Net cash used in financing activities was $11.4 million for the three months ended March 31, 2020, primarily as a result of $11.0 million used to purchase treasury stock, and $1.2 million in net proceeds used to settle share-based compensation awards under our equity plans. Additionally, we received $3.1 million from borrowings on an equipment line of credit that converted into an equipment loan during the quarter and made $2.3 million in principal payments on our long-term debt.

Net cash provided by financing activities was $11.2 million for the three months ended March 31, 2019, primarily as a result of the receipt of $18.3 million for the ANP private placement, which was partially offset by $2.4 million of net proceeds used to settle share-based compensation awards under our equity plans, and $3.0 million used to purchase treasury stock. Additionally, we made $1.7 million in principal payments on our long-term debt.

Indebtedness

For more information regarding our outstanding indebtedness, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Debt”.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except that our outstanding debt obligations have changed as follows:

	March 31,	December 31,
	2020	2019	Change
	(in thousands)
Short-term debt and current portion of long-term debt	$11,458	$7,741	$3,717
Long-term debt	36,410	39,394	(2,984)
Total debt	$47,868	$47,135	$733

As of March 31, 2020, we had $35.0 million in unused borrowing capacity under revolving lines of credit with Cathay Bank and East West Bank.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Summary of Significant Accounting Policies”.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Except for the broad effects of the COVID-19 pandemic as a result of its negative impact on the global economy and financial markets, there have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2019. We are exposed to market risk in the ordinary course of business. Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings. We are exposed to market risk for changes in the market values of our investments (Investment Risk), the impact of interest rate changes (Interest Rate Risk), and the impact of foreign currency exchange changes (Foreign Currency Exchange Risk).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings,  see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Litigation”.

ITEM 1A. RISK FACTORS

Except as noted below, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 16, 2020.

Our business may be adversely affected by the current COVID-19 pandemic or other epidemics.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the world, including locations where we operate, such as the United States, China and France. We have been actively monitoring the COVID-19 pandemic and its impact globally. In late January 2020, China implemented extensive curfews and travel restrictions to control the outbreak, and started easing these restrictions in March. In March 2020, France also implemented a stay-at-home order limiting movement and restricting travel. In March 2020, the Governors of the States of California and Massachusetts declared a health emergency and issued orders to close all nonessential businesses. As a specialty pharmaceutical company we are deemed to be an essential business.

This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. The COVID-19 pandemic may disrupt the operations of our customers, suppliers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. Disruptions to our manufacturing partners and suppliers could result in disruption to the production of our products and failure to satisfy demand. More generally, the outbreak of COVID-19 could adversely affect economies and financial markets globally and nationally, potentially leading to an economic downturn, which could decrease spending and adversely affect demand for our products and harm our business and results of operations. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. Specifically, difficult macroeconomic conditions, increased and prolonged unemployment or a decline in business confidence as a result of the COVID-19 pandemic, could have a continuing adverse effect on the demand for some of our products. The degree of impact of the COVID-19 pandemic on our business will depend on several factors, such as the duration and the extent of the pandemic, as well as actions taken by governments, businesses and consumers in response to the pandemic, all of which continue to evolve and remain uncertain at this time.

In addition, some of our ongoing clinical trials have experienced short term interruptions in the recruitment of patients due to the COVID-19 pandemic, as hospitals prioritize their resources toward the COVID-19 pandemic and governments impose travel restrictions.  These conditions may in turn delay spending and delay the results of these trials.

It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Infections may resurge or become more widespread and the limitation on our ability to travel and timely sell and distribute our products, as well as any closures or supply disruptions, may be extended for longer periods of time, all of which would have a negative impact on our business, financial condition and operating results. We will continue to monitor the impact of the COVID-19 pandemic on all aspects of our business.

Because a portion of our manufacturing takes place in China, a significant disruption in the construction or operation of our manufacturing facility in China, political unrest in China, tariffs, impact of outbreaks of health epidemics, such as the COVID-19 pandemic, or changes in social, political, trade, health, economic, environmental, or climate-related conditions or in laws, regulations and policies governing foreign trade could materially and adversely affect our business, financial condition and results of operations.

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
•

interruptions to our operations in China or the inability of our manufacturing facility to produce adequate quantities of raw materials or APIs to meet our needs as a result of natural catastrophic events or other causes beyond our control such as power disruptions or widespread disease outbreaks, including the recent outbreaks that impact animal-derived products, such as the importation of pig-derived crude heparin from countries impacted by the African swine flu, and outbreak of the COVID-19 pandemic, which has resulted in and may in the future result in, business closures, transportation restrictions, import and export complications, and otherwise cause shortages in the supply of raw materials or cause disruptions in our manufacturing capability;

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

We are actively monitoring and assessing the potential impact of the COVID-19 pandemic. This includes evaluating the impact on our employees, suppliers, and logistics providers as well as evaluating governmental actions being taken to curtail the spread of the virus. While the Chinese government has been relaxing work restrictions, at this time, it is unclear if the Chinese government will reinstate restrictions or if further restrictions will be put into place by the government. In addition, many countries have placed significant bans on travel to and from China, with many countries and airlines suspending flights to and from mainland China. Any material adverse effect on our employees, suppliers, and logistics providers could have a material adverse effect on our manufacturing operations in China or the supply of raw materials or APIs originating from China.

Our business and operations would be impacted in the event of system breach or failure.

We, our collaborators, third-party providers, distributors, customers and other contractors utilize information technology systems and networks to transmit, store and otherwise process electronic data in connection with our business activities.

This includes our clinical data and business proprietary information, Electronic Data Interchange, or EDI, on purchase orders, invoices, chargebacks, etc. We, and others on our behalf, also collect and process certain personal data, including about our personnel, business partners, and others, which may be subject to applicable data protection laws and regulations. We, and others on our behalf, rely on complex information technology systems, including Internet-based systems, to transmit, store and otherwise process such data in support of our supply chain processes, operations, and communications. Despite our implementation of security measures to protect the confidentiality, integrity, and availability of the systems and data within our control from various threats (e.g., cyber-attack, insider threat, accidental disclosure, intellectual property theft and economic espionage, natural disaster, war, terrorism, telecommunications and electrical outage), risks remain.

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

•

The size and complexity of our systems may make them potentially vulnerable to breakdown or interruption, whether due to computer viruses or other causes, which may result in the loss of key information or the impairment of production and other supply chain processes, adversely affecting our business.

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

•

Similarly, any data security incident or other event experienced by our collaborators, third-party providers, distributors and other contractors may hinder our product development, supply chain, other business operations, or our regulatory and contractual obligations to others, and could also give rise to litigation or adverse regulatory action.

Subsequent to the first quarter of 2020, we were subject to a cyber-event that resulted in a temporary disruption to some of our internal computer systems. At this time, we are still evaluating the impact to the business.

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

In February 2017, the FDA requested that we discontinue the manufacturing and distribution of our epinephrine injection, USP vial product, which had been marketed under the “grandfather” exception to the FDA’s “Prescription Drug Wrap-Up” program. We discontinued selling this product in the second quarter of 2017. In April 2020, the FDA granted approval of our Epinephrine Injection, USP 30mg/30mL Multiple Dose Vial, and we plan to begin selling this product within two to three months of our approval.

For the years ended December 31, 2019, 2018, 2017, we recorded net revenues of $39.3 million, $26.4 million, $22.0 million, respectively, from our unapproved products. For the three months ended March 31, 2020 and 2019, we recorded net revenues of $9.6 million, and $9.8 million, respectively, from our unapproved products. Our unapproved products currently on the market include: atropine, morphine, dextrose and epinephrine prefilled syringes. We have filed three ANDAs and one NDA with respect to our remaining unapproved products in order to mitigate all risk associated with the marketing of unapproved drug products. Prior to the approval of our ANDA and NDA submissions, we continue to operate in compliance with the FDA Compliance Policy Guide, CPG Sec. 440.100 Marketed New Drugs Without Approved NDAs and ANDAs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock.

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
January 1 – January 31, 2020	160,785	$19.35	160,785	—
February 1 – February 29, 2020	165,757	18.86	165,757	—
March 1 – March 31, 2020	320,173	14.63	320,173	—

(1)

During the first quarter of 2020, we repurchased shares of our common stock as part of the share buyback program authorized by our Board of Directors on November 4, 2019.  As of March 31, 2020, $10.9 million remained available for repurchase under such program.

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

Date: May 11, 2020

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 11, 2020