Form 10-Q
period 2020-06-30
Amphastar Pharmaceuticals, Inc.
filed 2020-08-10
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ⌧     No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ⌧     No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	⌧

Non-accelerated filer	◻	Smaller reporting company	◻

		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ⌧

Securities registered pursuant to Section 12(b) of the Act:

T
Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	AMPH	The NASDAQ Stock Market LLC

The number of shares outstanding of the registrant’s common stock as of August 3, 2020 was 47,485,546.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

Special Note About Forward-Looking Statements

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements relate to future events or future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the sales and marketing of our products;
●	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;
●	the impact of the COVID-19 pandemic and related responses of business and governments to the pandemic on our operations and personnel, and on commercial activity and demand across our business operations and results of operations;
●	interruptions to our manufacturing and production as a result of natural catastrophic events or other causes beyond our control such as power disruptions or widespread disease outbreaks, such as the COVID-19 pandemic;
●	global, national and local economic and market conditions, specifically with respect to geopolitical uncertainty, and the COVID-19 pandemic;
●	the timing and likelihood of U.S. Food and Drug Administration, or FDA, approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;
●	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;
●	our ability to compete in the development and marketing of our products and product candidates;
●	our expectations regarding the business expansion plans for our Chinese subsidiary, ANP;
●	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;
●	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our active pharmaceutical ingredient, or API, customers;
●	the potential for our marketed products to be withdrawn due to patient adverse events or deaths, or if we fail to secure FDA approval for products subject to the Prescription Drug Wrap-Up program;
●	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;
●	the amount of price concessions or exclusion of suppliers adversely affecting our business;
●	our ability to establish and maintain intellectual property protection for our products and our ability to successfully defend our intellectual property in cases of alleged infringement;
●	the implementation of our business strategies, product development strategies and technology utilization;
●	the potential for exposure to product liability claims;
●	future acquisitions, divestitures or investments, including the anticipated benefits of such acquisitions, divestitures or investments;
●	our ability to expand internationally;
●	economic and industry trends and trend analysis;
●	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
●	the impact of trade tariffs, export or import restrictions, or other trade barriers;
●	the impact of Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate including the potential for drug price controls;
●	the impact of global and domestic tax reforms, including the Tax Cuts and Jobs Act of 2017, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act;
●	the timing for completion and the validation of the new construction at our ANP and Amphastar facilities;
●	the timing and extent of share buybacks; and
●	our financial performance expectations, including our expectations regarding our backlog, revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,388	$73,685
Restricted cash	1,865	1,865
Short-term investments	11,101	11,675
Restricted short-term investments	2,200	2,290
Accounts receivable, net	49,862	45,376
Inventories	104,726	110,501
Income tax refunds and deposits	682	311
Prepaid expenses and other assets	8,997	9,538
Total current assets	266,821	255,241

Property, plant, and equipment, net	238,236	233,856
Finance lease right-of-use assets	774	887
Operating lease right-of-use assets	17,086	18,805
Goodwill and intangible assets, net	40,271	41,153
Other assets	12,635	11,156
Deferred tax assets	24,235	25,873
Total assets	$600,058	$586,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$75,385	$77,051
Income taxes payable	2,345	2,042
Current portion of long-term debt	12,075	7,741
Current portion of operating lease liabilities	3,481	3,175
Total current liabilities	93,286	90,009

Long-term reserve for income tax liabilities	3,425	3,425
Long-term debt, net of current portion	34,622	39,394
Long-term operating lease liabilities, net of current portion	14,530	16,315
Deferred tax liabilities	760	867
Other long-term liabilities	10,998	9,433
Total liabilities	157,621	159,443
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 54,372,275 and 47,494,909 shares issued and outstanding as of June 30, 2020 and 52,495,483 and 46,576,968 shares issued and outstanding as of December 31, 2019, respectively	5	5
Additional paid-in capital	396,841	367,305
Retained earnings	120,127	116,370
Accumulated other comprehensive loss	(5,173)	(4,687)
Treasury stock	(114,119)	(97,627)
Total Amphastar Pharmaceuticals, Inc. stockholders’ equity	397,681	381,366
Non-controlling interests	44,756	46,162
Total equity	442,437	427,528
Total liabilities and stockholders’ equity	$600,058	$586,971

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenues	$85,806	$79,047	$170,494	$158,837
Cost of revenues	52,629	46,660	100,494	95,547
Gross profit	33,177	32,387	70,000	63,290

Operating expenses:
Selling, distribution, and marketing	4,026	2,992	7,320	6,133
General and administrative	15,924	12,426	26,670	28,753
Research and development	16,149	15,996	31,452	30,603
Total operating expenses	36,099	31,414	65,442	65,489

(Loss) Income from operations	(2,922)	973	4,558	(2,199)

Non-operating income (expenses):
Interest income	198	143	351	291
Interest expense	(35)	(24)	(111)	(54)
Other income (expenses), net	1,255	60,001	(497)	59,422
Total non-operating income (expenses), net	1,418	60,120	(257)	59,659

(Loss) Income before income taxes	(1,504)	61,093	4,301	57,460
Income tax (benefit) provision	(75)	14,173	2,205	12,694

Net (loss) income	$(1,429)	$46,920	$2,096	$44,766

Net loss attributable to non-controlling interests	$(1,237)	$(867)	$(1,661)	$(3,889)

Net (loss) income attributable to Amphastar Pharmaceuticals, Inc.	$(192)	$47,787	$3,757	$48,655

Net (loss) income per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	$(0.00)	$1.01	$0.08	$1.04

Diluted	$(0.00)	$0.96	$0.08	$0.97

Weighted-average shares used to compute net (loss) income per share attributable to Amphastar Pharmaceuticals, Inc. shareholders:
Basic	46,753	47,107	46,581	46,925

Diluted	46,753	49,894	48,458	50,155

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss) income attributable to Amphastar Pharmaceuticals, Inc.	$(192)	$47,787	$3,757	$48,655

Other comprehensive income (loss) income attributable to Amphastar Pharmaceuticals, Inc., net of income taxes
Foreign currency translation adjustment	288	(97)	(486)	(210)
Total other comprehensive income (loss) income attributable to Amphastar Pharmaceuticals, Inc.	288	(97)	(486)	(210)

Total comprehensive income attributable to Amphastar Pharmaceuticals, Inc.	$96	$47,690	$3,271	$48,445

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock		Total
			Additional		Other			Amphastar	Non-
			Paid-in	Retained	Comprehensive			Stockholders'	controlling
	Shares	Amount	Capital	Earnings	loss	Shares	Amount	Equity	Interest	Total
Balance as of December 31, 2019	52,495,483	$5	$367,305	$116,370	$(4,687)	(5,918,515)	$(97,627)	$381,366	$46,162	$427,528
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	3,949	—	—	—	3,949	—	3,949
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(774)	—	—	(774)	—	(774)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(424)	(424)
Purchase of treasury stock	—	—	—	—	—	(647,246)	(10,950)	(10,950)	—	(10,950)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(84)	—	—	6,873	84	—	—	—
Issuance of common stock in connection with the Company's equity plans	369,508	—	(1,238)	—	—	—	—	(1,238)	—	(1,238)
Share-based compensation expense	—	—	5,161	—	—	—	—	5,161	121	5,282
Balance as of March 31, 2020	52,864,991	$5	$371,144	$120,319	$(5,461)	(6,558,888)	$(108,493)	$377,514	$45,859	$423,373
Net loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	(192)	—	—	—	(192)	—	(192)
Other comprehensive income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	288	—	—	288	—	288
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(1,237)	(1,237)
Purchase of treasury stock	—	—	—	—	—	(329,391)	(5,756)	(5,756)	—	(5,756)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(130)	—	—	10,913	130	—	—	—
Issuance of common stock in connection with the Company's equity plans	1,507,284	—	19,448	—	—	—	—	19,448	—	19,448
Share-based compensation expense	—	—	6,379	—	—	—	—	6,379	134	6,513
Balance as of June 30, 2020	54,372,275	$5	396,841	$120,127	$(5,173)	(6,877,366)	$(114,119)	$397,681	$44,756	$442,437

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock		Total
			Additional		Other			Amphastar	Non-
			Paid-in	Retained	Comprehensive			Stockholders'	controlling
	Shares	Amount	Capital	Earnings	loss	Shares	Amount	Equity	Interest	Total
Balance as of December 31, 2018	51,438,675	$5	$344,434	$67,485	$(4,013)	(4,807,557)	$(75,476)	$332,435	$31,924	$364,359
Beginning balance adjustment as a result of the adoption of new accounting standards	—	—	—	(54)	—	—	—	(54)	—	(54)
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	868	—	—	—	868	—	868
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(113)	—	—	(113)	—	(113)
Proceeds from the private placement of ANP	—	—	2,588	—	—	—	—	2,588	16,378	18,966
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(3,022)	(3,022)
Purchase of treasury stock	—	—	—	—	—	(145,479)	(3,015)	(3,015)	—	(3,015)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(98)	—	—	8,334	98	—	—	—
Issuance of common stock in connection with the Company's equity plans	604,651	—	(2,397)	—	—	—	—	(2,397)	—	(2,397)
Share-based compensation expense	—	—	4,674	—	—	—	—	4,674	—	4,674
Balance as of March 31, 2019	52,043,326	$5	$349,201	$68,299	$(4,126)	(4,944,702)	$(78,393)	$334,986	$45,280	$380,266
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	47,787	—	—	—	47,787	—	47,787
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(97)	—	—	(97)	—	(97)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(867)	(867)
Purchase of treasury stock	—	—	—	—	—	(50,980)	(1,073)	(1,073)	—	(1,073)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(7)	—	—	597	7	—	—	—
Issuance of common stock in connection with the Company's equity plans	169,434	—	2,240	—	—	—	—	2,240	—	2,240
Share-based compensation expense	—	—	4,002	—	—	—	—	4,002	30	4,032
Balance as of June 30, 2019	52,212,760	$5	$355,436	$116,086	$(4,223)	(4,995,085)	$(79,459)	$387,845	$44,443	$432,288

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$2,096	$44,766
Reconciliation to net cash provided by operating activities:
Loss on impairment and disposal of assets	30	850
Depreciation of property, plant, and equipment	9,531	8,311
Amortization of product rights, trademarks, and patents	509	526
Operating lease right-of-use asset amortization	1,700	1,390
Share-based compensation expense	11,795	8,706
Changes in deferred taxes, net	1,638	9,872
Changes in operating assets and liabilities:
Accounts receivable, net	(4,454)	1,700
Inventories	5,760	(30,012)
Prepaid expenses and other assets	541	(1,221)
Income tax refunds, deposits, and payables, net	(78)	1,784
Operating lease liabilities	(1,565)	(1,297)
Accounts payable and accrued liabilities	4,063	2,738
Net cash provided by operating activities	31,566	48,113

Cash Flows From Investing Activities:
Purchases and construction of property, plant, and equipment	(18,895)	(24,467)
Purchase of short-term investments	669	—
Payment of deposits and other assets	(562)	(86)
Net cash used in investing activities	(18,788)	(24,553)

Cash Flows From Financing Activities:
Proceeds from the private placement of ANP	—	18,298
Proceeds from equity plans, net of withholding tax payments	18,210	(157)
Purchase of treasury stock	(16,706)	(4,088)
Proceeds from borrowing under lines of credit	705	—
Repayments under lines of credit	—	(347)
Proceeds from issuance of long-term debt	3,067	—
Principal payments on long-term debt	(4,269)	(3,219)
Net cash provided by financing activities	1,007	10,487

Effect of exchange rate changes on cash	(82)	(11)

Net increase in cash, cash equivalents, and restricted cash	13,703	34,036

Cash, cash equivalents, and restricted cash at beginning of period	75,550	88,202

Cash, cash equivalents, and restricted cash at end of period	$89,253	$122,238

Noncash Investing and Financing Activities:
Capital expenditure included in accounts payable	$9,662	$6,631
Operating lease right-of-use assets	$—	$7,671
Equipment acquired under finance leases	$61	$61

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$1,119	$1,277
Income taxes paid	$662	$1,147

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

The Company’s subsidiaries include: (1) International Medication Systems, Limited, or IMS, (2) Armstrong Pharmaceuticals, Inc., or Armstrong, (3) Amphastar Nanjing Pharmaceuticals Inc., or ANP, (4) Nanjing Letop Biological Technology Co., Ltd., or Letop, (5) Nanjing Hanxin Pharmaceutical Technology Co., Ltd., or Hanxin, (6) Nanjing Hanxin Biomedical Testing Service Co., Ltd., or Hanxin Biomedical, (7) Nanjing Baixin Trading Co. Ltd., or Baixin, (8) Amphastar France Pharmaceuticals, S.A.S., or AFP, (9) Amphastar UK Ltd., or AUK, and (10) International Medication Systems (UK) Limited, or IMS UK.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the novel coronavirus pandemic, or COVID-19. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic is in its initial stages and information is rapidly evolving. The Company considered the impact of COVID-19 on the assumptions and estimates used to determine the results reported and asset valuations as of June 30, 2020.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the world, including locations where the Company operates, such as the United States, China and France. The Company has been actively monitoring the COVID-19 pandemic and its impact globally. In late January 2020, China implemented extensive curfews and travel restrictions to control the outbreak, and started easing these restrictions in March. Our business operations in China experienced a temporary disruption but resumed full operation in February 2020. In March 2020, France also implemented a stay-at-home order limiting movement and restricting travel, however, the Company was deemed to be an essential business and was not impacted by the restrictions. In March 2020, the Governors of the States of California and Massachusetts declared a health emergency and issued orders to close all nonessential business; as a specialty pharmaceutical company, the Company was deemed to be an essential businesses. In June 2020, some but not all of the restrictions were lifted in China, France, and states where the Company operates, and most businesses were allowed to reopen. All of the Company’s production facilities continued to operate during the quarter as they had prior to the COVID-19 pandemic with very little change, other than for enhanced safety measures intended to prevent the spread of the virus.

It is not possible at this time to estimate the complete impact that COVID-19 could have on the Company’s business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Infections may resurge or become more widespread and the limitation on the Company’s ability to travel and timely sell and distribute its products, as well as any closures or supply disruptions, may be extended for longer periods of time, all of which would have a negative impact on the Company’s business, financial condition and operating results. The Company will continue to monitor the impact of COVID-19 on all aspects of its business.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The principal accounting estimates include: determination of allowances for credit losses, allowance for discounts, provision for chargebacks and rebates, provision for product returns, adjustment of inventory to their net realizable values, impairment of long-lived and intangible assets and goodwill, workers’ compensation liabilities, litigation reserves, stock price volatilities for share-based compensation expense, valuation allowances for deferred tax assets, and liabilities for uncertain income tax positions.

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

The Company’s French subsidiary, AFP, maintains its book of record in euros. ANP’s Chinese subsidiaries maintain their books of record in Chinese yuan. AUK’s subsidiary, IMS UK, maintains its book of record in British pounds. These local currencies have been determined to be the subsidiaries’ respective functional currencies. These books of record are translated into USD using average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

equity transactions. Translation adjustments are reflected in stockholders’ equity and are included as a component of other accumulated comprehensive income (loss). The unrealized gains or losses of intercompany foreign currency transactions that are of a long-term investment nature are reported in other accumulated comprehensive income (loss). The unrealized gains or losses of intercompany foreign currency transactions that are of a long-term investment nature for the three months ended June 30, 2020, was $0.7 million gain and an immaterial loss for the six months ended June 30, 2020. For the three and six months ended June 30, 2019, the unrealized gains or losses of intercompany foreign currency transactions that are of a long-term investment nature was $0.4 million gain and $0.2 million loss, respectively.

Comprehensive Income (Loss)

For the three and six months ended June 30, 2020 and 2019, the Company included its foreign currency translation gain or loss as part of its comprehensive income (loss). There was no material income tax (benefit) expense allocated to other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019.

Advertising Expense

In connection with the launch of Primatene® Mist, in July 2019, the Company began to incur advertising expenses. Advertising expenses are recorded as incurred, except for expenses related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented, and are reflected as a component of selling, distribution, and marketing in the Company’s condensed consolidated statement of operations. For the three and six months ended June 30, 2020, advertising expenses were $1.4 million and $2.4 million, respectively.

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

Short-Term Investments

Short-term investments as of June 30, 2020 and December 31, 2019 consisted of certificates of deposit and investment grade corporate bonds with original expiration dates within 12 months.

Restricted Cash

Restricted cash is collateral required for the Company to guarantee certain vendor payments in France. As of June 30, 2020 and December 31, 2019, the restricted cash balance was $1.9 million.

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letter of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2020 and December 31, 2019, the balance of restricted short-term investments was $2.2 million and $2.3 million, respectively.

Deferred Income Taxes

The Company utilizes the liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2019-12 Simplifying the Accounting for Income Taxes (Topic 740), which simplifies various aspects related to accounting for income taxes. The amendment also improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The guidance is effective for the Company’s interim and annual reporting periods during the year ended December 31, 2021, with early adoption permitted, including in any interim period. The Company is currently evaluating the impact that the adoption of this guidance will have on its condensed consolidated financial statements and related disclosures.

In April 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company is currently evaluating the impact that the adoption of this guidance will have on its condensed consolidated financial statements and related disclosures.

Note 3. Revenue Recognition

In accordance with Accounting Standard Codification, or ASC, 606 Revenue from Contacts with Customers, revenue is recognized at the time that the Company’s customers obtain control of the promised goods.

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

The provision for chargebacks and rebates is reflected as a component of net revenues. The following table is an analysis of the chargeback and rebate provision:

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)
Beginning balance	$21,644	$22,423
Provision for chargebacks and rebates	69,424	58,001
Credits and payments issued to third parties	(72,625)	(61,704)
Ending balance	$18,443	$18,720

Changes in the chargeback provision from period to period are primarily dependent on the Company’s sales to its wholesalers, the level of inventory held by wholesalers, and the wholesalers’ customer mix. Changes in the rebate provision from period to period are primarily dependent on retailer’s and other indirect customers’ purchases. The approach that the Company uses to estimate chargebacks has been consistently applied for all periods presented. Variations in estimates have been historically small. The Company continually monitors the provision for chargebacks and rebates and makes adjustments when it believes that the actual chargebacks and rebates may differ from the estimates. The settlement of chargebacks and rebates generally occurs within 30 days to 60 days after the sale to wholesalers. Accounts receivable and/or accounts payable and accrued liabilities are reduced and/or increased by the chargebacks and rebate amounts depending on whether the Company has the right to offset with the customer. Of the provision for chargebacks and rebates as of June 30, 2020 and December 31, 2019, $14.1 million and $15.4 million were included in accounts receivable, net, on the condensed consolidated balance sheets, respectively. The remaining provision as of June 30, 2020 and December 31, 2019 of $4.3 million and $6.2 million, respectively, were included in accounts payable and accrued liabilities.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provision for product returns is reflected as a component of net revenues. The following table is an analysis of the product return liability:

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)
Beginning balance	$10,339	$8,030
Provision for product returns	6,208	3,654
Credits issued to third parties	(3,989)	(2,243)
Ending balance	$12,558	$9,441

Of the provision of product returns as of June 30, 2020 and December 31, 2019, $8.3 million and $7.1 million, respectively, were included in accounts payable and accrued liabilities on the condensed consolidated balance sheets. The remaining provision as of June 30, 2020 and December 31, 2019, of $4.3 million and $3.2 million, respectively, were included in other long-term liabilities. For the six months ended June 30, 2020 and 2019, the Company’s aggregate product return rate was 1.3% and 1.5% of qualified sales, respectively.

Note 4. (Loss) Income per Share Attributable to Amphastar Pharmaceuticals, Inc. Shareholders

Basic net (loss) income per share attributable to Amphastar Pharmaceuticals, Inc. shareholders is calculated based upon the weighted-average number of shares outstanding during the period. Diluted net (loss) income per share attributable to Amphastar Pharmaceuticals, Inc. shareholders gives effect to all potential dilutive shares outstanding during the period, such as stock options, non-vested restricted stock units and shares issuable under the Company’s Employee Stock Purchase Plan, or ESPP and the reallocation of net income attributable to non-controlling interest from the assumed dilutive effect of stock options issued under the 2018 ANP Equity Incentive Plan, or the 2018 Plan.

As the Company reported a net loss for the three months ended June 30, 2020, the diluted net loss per share attributable to Amphastar Pharmaceuticals, Inc. shareholders, as reported, equals the basic net loss per share attributable to Amphastar Pharmaceuticals, Inc. shareholders since the effect of the assumed exercise of stock options, vesting of non-vested RSUs, and issuance of common shares under the Company’s ESPP are anti-dilutive. Total stock options, non-vested RSUs, and shares issuable under the Company’s ESPP excluded from the three months ended June 30, 2020 net loss per share were 8,887,036 stock options, 1,176,479 non-vested RSUs, and 60,386 shares issuable under the ESPP.

For the six months ended June 30, 2020, options to purchase 1,928,773 shares of stock, with a weighted-average exercise price of $20.84 per share, and the reallocation of net income attributable to non-controlling interest were excluded in the computation of diluted net income per common share attributable to Amphastar Pharmaceuticals, Inc.’s shareholders because the effect would be anti-dilutive.

For the three and six months ended June 30, 2019, options to purchase 783,001 and 762,937 shares of stock, respectively, with a weighted-average exercise price of $21.98 per share and $22.00 per share, respectively, and the reallocation of net income attributable to non-controlling interest were excluded in the computation of diluted net income per common share attributable to Amphastar Pharmaceuticals, Inc.’s shareholders because the effect would be anti-dilutive.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the calculation of basic and diluted net (loss) income per share attributable to Amphastar Pharmaceuticals, Inc. shareholders for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands, except per share data)
Basic and dilutive numerator:
Net (loss) income attributable to Amphastar Pharmaceuticals, Inc.	$(192)	$47,787	$3,757	$48,655
Denominator:
Weighted-average shares outstanding — basic	46,753	47,107	46,581	46,925

Net effect of dilutive securities:
Incremental shares from equity awards	—	2,787	1,877	3,230
Weighted-average shares outstanding — diluted	46,753	49,894	48,458	50,155
Net (loss) income per share attributable to Amphastar Pharmaceuticals, Inc. shareholders — basic	$(0.00)	$1.01	$0.08	$1.04
Net (loss) income per share attributable to Amphastar Pharmaceuticals, Inc. shareholders — diluted	$(0.00)	$0.96	$0.08	$0.97

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

●	Finished pharmaceutical products
●	API

The finished pharmaceutical products segment manufactures, markets and distributes Primatene® Mist, enoxaparin, naloxone, phytonadione, lidocaine, epinephrine, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes recombinant human insulin API and porcine insulin API for external customers and internal product development.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information by reporting segment is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Net revenues:
Finished pharmaceutical products	$80,935	$73,735	$162,233	$148,274
API	4,871	5,312	8,261	10,563
Total net revenues	85,806	79,047	170,494	158,837

Gross profit:
Finished pharmaceutical products	35,437	34,540	74,247	66,852
API	(2,260)	(2,153)	(4,247)	(3,562)
Total gross profit	33,177	32,387	70,000	63,290

Operating expenses	36,099	31,414	65,442	65,489

(Loss) income from operations	(2,922)	973	4,558	(2,199)
Non-operating expense	1,418	60,120	(257)	59,659

(Loss) income before income taxes	$(1,504)	$61,093	$4,301	$57,460

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Finished pharmaceutical products net revenues:
Primatene® Mist	$12,468	$2,512	$25,345	$5,409
Phytonadione	10,689	12,441	21,718	22,561
Enoxaparin	10,218	9,838	19,386	24,322
Lidocaine	7,608	10,082	18,265	22,061
Naloxone	8,723	7,833	17,598	15,197
Epinephrine	6,957	3,139	10,947	5,818
Other finished pharmaceutical products	24,272	27,890	48,974	52,906
Total finished pharmaceutical products net revenues	$80,935	$73,735	$162,233	$148,274

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amount of depreciation and amortization expense included in cost of revenue, by reporting segments, is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Depreciation and amortization expense
Finished pharmaceutical products	$1,453	$1,371	$2,917	$2,721
API	575	290	1,157	575
Total depreciation and amortization expense	$2,028	$1,661	$4,074	$3,296

Net revenues and carrying values of long-lived assets of enterprises by geographic regions are as follows:

	Net Revenue				Long-Lived Assets
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2020	2019	2020	2019	2020	2019

	(in thousands)
United States	$81,898	$74,781	$162,963	$151,238	$106,301	$108,399
China	295	984	523	984	81,951	79,846
France	3,613	3,282	7,008	6,615	49,984	45,611
Total	$85,806	$79,047	$170,494	$158,837	$238,236	$233,856

Note 6. Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products as well as suppliers of a broad range of health care products. The Company considers these three customers to be its major customers, as each individually, and these customers collectively, represented a significant percentage of the Company’s net revenue for the three and six months ended June 30, 2020 and 2019, and accounts receivable as of June 30, 2020 and December 31, 2019, respectively. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
			Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2020	2019	2020	2019	2020	2019
AmerisourceBergen	9%	13%	23%	25%	23%	23%
McKesson	22%	34%	23%	25%	23%	27%
Cardinal Health	22%	17%	19%	21%	19%	23%

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 7. Fair Value Measurements

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (an exit price). These standards also establish a hierarchy that prioritizes observable and unobservable inputs used in measuring fair value of an asset or liability, as described below:

●	Level 1 – Inputs to measure fair value are based on quoted prices (unadjusted) in active markets on identical assets or liabilities;

●	Level 2 – Inputs to measure fair value are based on the following: a) quoted prices in active markets on similar assets or liabilities, b) quoted prices for identical or similar instruments in inactive markets, or c) observable (other than quoted prices) or collaborated observable market data used in a pricing model from which the fair value is derived; and

●	Level 3 – Inputs to measure fair value are unobservable and the assets or liabilities have little, if any, market activity; these inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities based on best information available in the circumstances.

As of June 30, 2020, cash equivalents include money market accounts. Short-term investments consist of certificates of deposit as well as investment-grade corporate bonds with original expiration dates within 12 months. The certificates of deposit are carried at amortized cost in the Company’s condensed consolidated balance sheet, which approximates their fair value determined based on Level 2 inputs. The corporate bonds are classified as held-to-maturity and are carried at amortized cost net of an allowance for credit losses, which approximates their fair value determined based on Level 2 inputs. The restrictions on restricted cash and short-term investments have a negligible effect on the fair value of these financial assets.

The fair value of the Company’s financial assets and liabilities measured on a recurring basis as of June 30, 2020 and December 31, 2019, are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Cash equivalents - money market	$62,525	$62,525	$—	$—
Restricted cash - money market	1,865	1,865	—	—
Short-term investments - certificates of deposit	9,079	—	9,079	—
Restricted short-term investments - certificates of deposit	2,200	—	2,200	—
Corporate bonds	2,010	—	2,010	—
Fair value measurement as of June 30, 2020	$77,679	$64,390	$13,289	$—

Cash equivalents - money market	$29,521	$29,521	$—	$—
Restricted cash - money market	1,865	1,865	—	—
Short-term investments - certificates of deposit	8,867	—	8,867	—
Restricted short-term investments - certificates of deposit	2,290	—	2,290	—
Corporate bonds	2,789	—	2,789	—
Fair value measurement as of December 31, 2019	$45,332	$31,386	$13,946	$—

The Company does not hold any Level 3 instruments that are measured at fair value on a recurring basis.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include long-lived assets, goodwill, and intangible assets for which the fair value of assets is determined as part of the related impairment test. As of June 30, 2020 and December 31, 2019, there were no adjustments to fair value for nonfinancial assets or liabilities.

Note 8. Investments

A summary of the Company’s investments that are classified as held-to-maturity is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Corporate bonds	$2,005	$5	$—	$2,010
Total investments as of June 30, 2020	$2,005	$5	$—	$2,010

Corporate bonds	$2,790	$—	$(1)	$2,789
Total investments as of December 31, 2019	$2,790	$—	$(1)	$2,789

The Company believes that the unrealized gains and losses disclosed above were primarily driven by interest rate change rather than by unfavorable changes in the credit ratings associated with these securities and as a result, the Company continues to expect to collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor any other factors that would indicate a material credit loss.

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

Note 9. Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights	10	$8,625	$3,378	$5,247
Patents	12	486	276	210
Land-use rights	39	2,540	584	1,956
Subtotal	12	11,651	4,238	7,413
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,633	—	3,633
Subtotal	*	32,858	—	32,858
As of June 30, 2020	*	$44,509	$4,238	$40,271

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights	10	$9,226	$3,152	$6,074
Patents	12	486	255	231
Land-use rights	39	2,540	551	1,989
Other intangible assets	4	69	69	—
Subtotal	12	12,321	4,027	8,294
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,634	—	3,634
Subtotal	*	32,859	—	32,859
As of December 31, 2019	*	$45,180	$4,027	$41,153
*	Intangible assets with indefinite lives have an indeterminable average life.

Goodwill

The changes in the carrying amounts of goodwill were as follows:

	June 30,	December 31,
	2020	2019

	(in thousands)
Beginning balance	$3,634	$3,951
Currency translation	(1)	(317)
Ending balance	$3,633	$3,634

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene® Mist, an over-the-counter bronchodilator product, recorded at the allocated fair value of $29.2 million, which is its carrying value as of June 30, 2020.

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

Note 10. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2020	2019

	(in thousands)
Raw materials and supplies	$50,657	$59,233
Work in process	39,169	35,548
Finished goods	14,900	15,720
Total inventories	$104,726	$110,501

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Charges totaling $8.1 million and $10.2 million were included in the cost of revenues in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2020, respectively, to adjust the Company’s inventory and related firm inventory purchase commitments to their net realizable value. For the three and six months ended June 30, 2019, charges totaling $2.5 million and $5.7 million were included in the cost of revenues, respectively, to adjust the Company’s inventory and related firm inventory purchase commitments to their net realizable value.

Note 11. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	June 30,	December 31,
	2020	2019

	(in thousands)
Buildings	$119,648	$117,928
Leasehold improvements	29,510	29,531
Land	7,604	7,603
Machinery and equipment	174,308	164,802
Furniture, fixtures, and automobiles	24,787	22,043
Construction in progress	55,832	56,354
Total property, plant, and equipment	411,689	398,261
Less accumulated depreciation	(173,453)	(164,405)
Total property, plant, and equipment, net	$238,236	$233,856

Note 12. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2020	2019

	(in thousands)
Accrued customer fees and rebates	$9,049	$9,633
Accrued payroll and related benefits	23,134	21,872
Accrued product returns, current portion	8,326	7,126
Accrued loss on firm purchase commitments	5,520	3,352
Other accrued liabilities	7,648	10,007
Total accrued liabilities	53,677	51,990
Accounts payable	21,708	25,061
Total accounts payable and accrued liabilities	$75,385	$77,051

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Debt

Debt consists of the following:

	June 30,	December 31,
	2020	2019

	(in thousands)
Loans with East West Bank

Line of credit facility due December 2020	$—	$—
Mortgage payable due February 2021	3,354	3,401
Equipment loan due June 2021	1,224	1,837
Equipment loan due December 2022	5,000	6,000
Equipment loan due February 2024	6,084	3,570
Mortgage payable due October 2026	3,367	3,400
Mortgage payable due June 2027	8,586	8,659

Loans with Cathay Bank

Line of credit facility due May 2022	—	—
Acquisition loan due June 2024	9,833	10,928
Mortgage payable due August 2027	7,361	7,452

Loans with Seine-Normandie Water Agency

French government loan due June 2020	—	28
French government loan due July 2021	118	114
French government loans due December 2026	380	374

Loan with China Everbright Bank

Line of credit facility due June 2021	707	—

Payment Obligation to Merck	—	561

Equipment under Finance Leases	683	811
Total debt	46,697	47,135
Less current portion of long-term debt	12,075	7,741
Long-term debt, net of current portion	$34,622	$39,394

As of June 30, 2020, the fair value of the loans listed above approximated their carrying amount. The interest rate used in the fair value estimation was determined to be a Level 2 input. For certain loans with East West Bank, the Company has entered into fixed interest rate swap contracts to exchange the variable interest rates for fixed interest rates over the life of certain debt instruments without the exchange of the underlying notional debt amount. The interest rate swap contracts do not qualify for hedge accounting and are recorded at fair value based on Level 2 inputs. These swap contracts were all in a liability position with an aggregate fair value of $1.2 million and $0.4 million as of June 30, 2020 and December 31, 2019, respectively. The change in fair value is recorded in other income (expense) in the Company’s condensed consolidated statement of operations.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans with Cathay Bank

Line of Credit Facility—Due May 2022

In June 2020, the Company amended the $20.0 million revolving line of credit facility. The amendment was effective in June 2020. Under the amended line of credit facility, the maturity date was extended to May 2022, and bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 3.75%. As of June 30, 2020, the Company did not have any amounts outstanding under this facility.

Loan with China Everbright Bank

Line of Credit Facility – Due June 2021

In June 2020, the Company entered into a line of credit facility for $0.7 million. The loan bears interest at a fixed rate of 4.05%. Interest payments are due quarterly and repayment of the principle amount is due in June 2021. As of June 30, 2020, the Company had $0.7 million outstanding under this loan.

Credit Agreement with China Merchant Bank

In March 2020, the Company entered into a credit agreement with China Merchant Bank. The credit agreement allows the Company to borrow up to $14.0 million secured by buildings and land use rights held by ANP. The interest rate and other terms will be determined at the time of the borrowing, depending on the type of loan requested. The credit period is for 36 months and expires in March 2023. No amounts have been borrowed under this credit agreement as of June 30, 2020.

Covenants

At June 30, 2020 and December 31, 2019, the Company was in compliance with its debt covenants.

Note 14. Income Taxes

The following table sets forth the Company’s income tax (benefit) provision for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
(Loss) income before taxes	$(1,504)	$61,093	$4,301	$57,460
Income tax (benefit) provision	(75)	14,173	2,205	12,694
Net (loss) income	$(1,429)	$46,920	$2,096	$44,766
Income tax (benefit) provision as a percentage of (loss) income before income taxes	5.0%	23.2%	51.3%	22.1%

The change in the Company’s effective tax rate for the three and six months ended June 30, 2020, was primarily due to differences in pre-tax (loss) income positions, nondeductible executive severance compensation, and timing of discrete tax items.

CARES Act

The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, became law on March 27, 2020. It provides additional economic stimulus to address the impact of the COVID-19 pandemic. The Company does not expect there to be any significant benefit to its income tax provision as a result of the CARES Act, and will continue to closely

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company continues to record a full valuation allowance on AFP’s income tax benefits and will continue to do so until AFP generates sufficient taxable income to realize its deferred income tax assets

For purposes of computing its annual effective tax rate, the Company did not benefit from its losses in the states where it files separately. This increased the Company’s income tax benefit by an immaterial amount during the three months ended June 30, 2020 and increased its income tax provision $0.2 million for the six months ended June 30, 2020.

Note 15. Stockholders' Equity

Share Buyback Program

Pursuant to the Company’s existing share buyback program, the Company purchased 329,391 and 976,106 shares of its common stock during the three and six months ended June 30, 2020, for total consideration of $5.8 million and $16.7 million, respectively. The Company purchased 50,980 and 196,459 shares of its common stock during the three and six months ended June 30, 2019, for total consideration of $1.1 million and $4.1 million, respectively.

In August 2020, the Company’s Board of Directors authorized an increase of $20.0 million to the Company’s share buyback program, which is expected to continue for an indefinite period of time. The primary goal of the program is to offset dilution created by the Company’s equity compensation programs.

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

2015 Equity Incentive Plan

As of June 30, 2020, the Company reserved an aggregate of 6,353,582 shares of common stock for future issuance under the 2015 Equity Incentive Plan, or the 2015 Plan, including 1,164,425 shares that were reserved in January 2020 pursuant to the evergreen provision in the 2015 Plan.

2014 Employee Stock Purchase Plan

As of June 30, 2020, the Company has issued 738,780 shares of common stock under the ESPP, and 1,261,220 shares of its common stock remains available for issuance under the ESPP.

During the three months ended June 30, 2020, the Company issued 79,245 shares at a weighted-average purchase price of $15.84 per share under the ESPP. For the three and six months ended June 30, 2020, the Company recorded ESPP, expense of $0.3 million and $0.4 million, respectively. For the three and six months ended June 30, 2019, the Company

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

recorded ESPP expense of $0.2 million and $0.3 million, respectively.

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

The weighted-averages for key assumptions used in determining the fair value of options granted during the three and six months ended June 30, 2020 and 2019, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Average volatility	44.0%	43.4%	43.1%	42.5%
Risk-free interest rate	0.5%	2.0%	0.8%	2.4%
Weighted-average expected life in years	4.9	5.0	5.7	5.7
Dividend yield rate	—%	—%	—%	—%

A summary of option activity for the six months ended June 30, 2020, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2019	9,763,485	$15.26
Options granted	1,789,254	13.52
Options exercised	(1,473,323)	14.22
Options cancelled	(84,203)	16.53
Options expired	(1,108,177)	16.45
Outstanding as of June 30, 2020	8,887,036	$14.92	5.65	$66,980
Exercisable as of June 30, 2020	6,029,545	$14.31	4.41	$49,123
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock for those awards that have an exercise price below the estimated fair value at June 30, 2020.

For the three and six months ended June 30, 2020, the Company recorded an expense of $2.6 million and $5.2 million, respectively, related to stock options granted. For the three and six months ended June 30, 2019, the Company recorded an expense of $1.8 million and $4.2 million, respectively, related to stock options granted under all plans.

In April 2020, Jason Shandell resigned from his position as the Company’s President and General Counsel and as a member of the Company’s board of directors. In connection with his resignation, the Company and Mr. Shandell entered into a separation agreement. As part of the separation agreement, the Company agreed to accelerate 80% of his unvested stock options and extended the expiration date of certain vested stock option awards. As a result of this modification, the Company incurred an expense of $0.7 million, which is included as part of share-based compensation expense within general and administration expenses in the condensed consolidated statement of operations during the three and six months ended June 30, 2020.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to option grants and exercises is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands, except per share data)
Weighted-average grant date fair value per option share	$7.15	$8.17	$5.48	$8.46
Intrinsic value of options exercised	6,486	452	6,974	5,822
Cash received from options exercised	19,088	1,108	20,339	5,047
Total fair value of the options vested during the year	2,411	388	9,844	7,502

A summary of the status of the Company’s non-vested options as of June 30, 2020, and changes during the six months ended June 30, 2020, is presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2019	2,747,133	$6.99
Options granted	1,789,254	5.48
Options vested	(1,594,693)	6.17
Options forfeited	(84,203)	7.13
Non-vested as of June 30, 2020	2,857,491	6.50

As of June 30, 2020, there was $14.6 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted. The cost is expected to be recognized over a weighted-average period of 2.5 years and will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period using the straight-line method. During the three and six months ended June 30, 2020, the Company recorded a total expense of $3.6 million and $6.0 million, respectively, related to RSU awards granted. During the three and six months ended June 30, 2019, the Company recorded expenses of $2.0 million and $4.1 million, respectively, related to RSU awards granted.

As part of the separation agreement with Mr. Shandell, the Company agreed to accelerate the vesting of 80% of his RSU awards. As a result of this modification, the Company incurred an expense of $1.6 million, which is included as part of share-based compensation within general and administrative expenses in the condensed consolidated statement of operations during the three and six months ended June 30, 2020.

As of June 30, 2020, there was $15.9 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted. The cost is expected to be recognized over a weighted-average period of 2.5 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
		Value of RSUs
		Issued
	Total RSUs	as
	Issued	Compensation(1)
		(in thousands)
RSUs outstanding at December 31, 2019	1,099,496
RSUs granted	727,746	$9,811
RSUs forfeited	(35,792)
RSUs vested(2)	(614,971)
RSUs outstanding at June 30, 2020	1,176,479
(1)	The total fair market value is derived from the number of RSUs granted times the stock price on the date of grant.
(2)	Of the vested RSUs, 235,053 shares of common stock were surrendered to fulfill tax withholding obligations.

The 2018 ANP Equity Incentive Plan

In December 2018, ANP’s board of directors approved the 2018 Plan, which is set to expire in December 2023. The 2018 Plan permits the grant of stock options and other equity awards in ANP shares to ANP employees. As of June 30, 2020, ANP has issued 2,433,445 stock options and issued 3,648,932 stock options in 2019, to its employees under the 2018 Plan. As of June 30, 2020, the number of stock options outstanding was 5,918,777. The options vest over a period of approximately four years and have up to a 10 year contractual term. For the three and six months ended June 30, 2020, the Company recorded expense of $0.2 million and $0.3 million related to stock options issued by ANP under the 2018 Plan, respectively. For the three and six months ended June 30, 2019, the Company recorded an immaterial amount of expense related to stock options issued by ANP under the 2018 Plan.

The Company recorded the aggregated share-based compensation expense in the consolidated statement of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Cost of revenues	$970	$959	$2,329	$2,238
Operating expenses:
Selling, distribution, and marketing	123	95	230	189
General and administrative	5,052	2,648	8,271	5,439
Research and development	368	330	965	840
Total share-based compensation	$6,513	$4,032	$11,795	$8,706

Note 16. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the three and six months ended June 30, 2020 were approximately $0.5 million and $1.0 million, respectively, compared to the prior year expense of $0.4 million and $0.7 million for the three and six months ended June 30, 2019, respectively.

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

The liability under the plan is based on a discount rate of 0.9% as of June 30, 2020 and December 31, 2019, respectively. The liability is included in accrued liabilities in the accompanying condensed consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.5 million and $2.4 million at June 30, 2020 and December 31, 2019, respectively. The Company recorded an immaterial amount of expense under the plan for the three and six months ended June 30, 2020 and 2019.

Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The deferred compensation plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan’s obligations are payable upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants began contributing to the plan in January 2020. As of June 30, 2020, the plan assets and liabilities were valued at approximately $0.5 million.

Note 17. Commitments and Contingencies

Purchase Commitments

As of June 30, 2020, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $50.0 million. The Company anticipates that most of these commitments with remaining terms in excess of one year will be fulfilled by the end of 2021.

In accordance with certain agreements between ANP and the Chinese government, in January 2010 and November 2012, the Company acquired certain land-use rights for $1.2 million and $1.3 million, respectively. As required by these agreements, the Company committed to spend approximately $15.0 million in the related land development, which primarily includes the construction of fixed assets according to a specific timetable. As of June 30, 2020, the Company has spent $14.9 million on such construction. The Company anticipates that this spending commitment will be met by the end of 2020.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Epinephrine (0.1 mg/mL) Patent Litigation

On June 28, 2018, Belcher Pharmaceuticals, LLC, or Belcher initiated a lawsuit in the United States District Court for the District of Delaware by filing a complaint against IMS for infringement of U.S. Patent No. 9,283,197 (the “197 Patent”) with regard to IMS’s New Drug Application No. 211363, filed under 21 U.S.C. § 355(b)(2) of the Hatch-Waxman Act, for FDA approval to manufacture and sell 0.1 mg/mL epinephrine injections. On July 3, 2019, Parties filed a Joint Stipulation to stay the litigation pending the Court’s ruling on the outcome of Belcher’s trial with Hospira. On August 19, 2019, the judge signed the order staying the litigation pending the Court’s ruling on the outcome of Belcher’s trial with Hospira because it involves the same ‘197 Patent as the Company’s litigation. On March 31, 2020, the Court in Belcher’s trial with Hospira issued its ruling in favor of Hospira and invalidated the ‘197 Patent based on obviousness and the ‘197 Patent is unenforceable due to inequitable conduct, and accordingly, the Court entered Final Judgment in favor of Hospira on April 3, 2020. Belcher filed a notice of appeal on only the inequitable conduct rulings from Final Judgment in favor of Hospira on May 4, 2020, and therefore, the ‘197 Patent is still invalid based on obviousness. On May 21, 2020, the Court entered an Order dismissing, with prejudice, the Company’s patent lawsuit with Belcher.

Vasopressin (20 units/mL) Patent Litigation

On December 20, 2018, Par Pharmaceutical, Inc., Par Sterile Products, LLC and Endo Par Innovation Company (collectively, “Par”) initiated a patent lawsuit by filing a Complaint against the Company in the United States District

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On September 27, 2019, the Court entered a Revised Scheduling Order that consolidates the Company’s vasopressin patent lawsuit with two other vasopressin patent lawsuits filed by Par in the same Court, Par v. Amneal Pharmaceuticals GMBH et al., and Par v. American Regent, Inc. (collectively, the “Consolidated Vasopressin Patent Lawsuit”). In the Revised Scheduling Order, trial is still scheduled for January 2021 and the Company’s 30-month FDA stay is maintained at May 21, 2021. On the same day, the Court entered a Protective Order on the Consolidated Vasopressin Patent Lawsuits. On December 9, 2019, the Court entered a Second Revised Scheduling Order to include Fresenius Kabi USA, LCC as part of the Consolidated Vasopressin Patent Lawsuit, with trial still scheduled for January 11, 2021 and the Company’s 30-month FDA stay still maintained at May 21, 2021. On May 21, 2020, the Court entered a Consent Judgment between Par and American Regent, Inc., and thus, American Regent, Inc. is no longer part of the Consolidated Vasopressin Patent Lawsuit. The Company intends to vigorously defend this patent lawsuit.

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

On September 11, 2019, a former employee, Raquel Brenes, (“Brenes”), initiated an employment litigation against IMS et al. by filing a Complaint having individual and class action claims for alleged violations of various California labor laws pertaining to wage and hour, and other state laws. This Complaint was filed in the Superior Court of California, Los Angeles County. On September 18, 2019, Brenes filed a First Amended Complaint maintaining the individual and class action claims. On January 21, 2020, Brenes filed a Second Amended Complaint that alleges only Private Attorney General Act, or PAGA, claims and omitted the individual and class action claims. On February 24, 2020, IMS filed an Answer to the Second Amended Complaint. On February 14, 2020, Brenes filed another Complaint against IMS in the Superior Court of California alleging various individual claims relating to disability discrimination and retaliation. The parties have agreed to reschedule the August 21, 2020 mediation to a later date due to the recent change in our Company’s outside labor counsel. The Company intends to vigorously defend this employment litigation.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

b.	Robert Navarrette

On April 7, 2020, a former employee, Robert Navarrette (“Navarrette”), filed a PAGA lawsuit against IMS and Amphastar Pharmaceuticals, Inc. in the Superior Court of California, Los Angeles County. In this PAGA lawsuit, Navarrette alleges various wage and hour claims. Navarrette has agreed to mediate this PAGA lawsuit, along with Brenes’ PAGA lawsuit. The parties are currently evaluating mediators and their availability for this mediation. The Company intends to vigorously defend this employment litigation.

c.	Priscilla Ramirez

On April 10, 2020, ex-employee Priscilla Ramirez provided written notice to Amphastar Pharmaceuticals, Inc. that she intends to file a PAGA lawsuit for alleged violations of various California labor laws pertaining to wage and hour. On May 29, 2020, Ramirez filed this PAGA lawsuit against the Company. On August 4, 2020, Ramirez served this PAGA lawsuit on our Company. The Company intends to vigorously defend this lawsuit.

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

We are currently developing a portfolio of 14 generic abbreviated new drug applications, or ANDAs, three biosimilar insulin product candidates and four proprietary product candidates, which are in various stages of development and target a variety of indications. Five ANDAs and one NDA are currently on file with the FDA.

Our largest products by net revenues currently include Primatene® Mist, phytonadione, enoxaparin sodium injection, lidocaine jelly sterile solution, and naloxone hydrochloride injection. In July 2019, we began a national digital, radio, and television campaign for our over-the-counter product Primatene® Mist, which will continue throughout 2020. During the second quarter of 2020, we launched our Epinephrine Injection, USP 30mg/30mL Multiple Dose Vial product.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the world, including locations where we operate, such as the United States, China and France. We have been actively monitoring the COVID-19 pandemic and its impact globally. In late January 2020, China implemented extensive curfews and travel restrictions to control the outbreak, and started easing these restrictions in March. Our business operations in China experienced a temporary disruption but resumed full operations in February 2020. In March 2020, France also implemented a stay-at-home order limiting movement and restricting travel, however, we were deemed to be an essential business and was not impacted by the restrictions. In

March 2020, the Governors of the States of California and Massachusetts declared a health emergency and issued orders to close all nonessential businesses; as a specialty pharmaceutical company we were deemed to be an essential business. In June 2020, some of the restrictions were eased or lifted. Currently, our production facilities in all of our locations continue to operate as they had prior to the COVID-19 pandemic with very little change, other than for enhanced safety measures intended to prevent the spread of the virus.

The COVID-19 pandemic led to an increase in sales of Primatene® Mist and some hospital products due to “pantry loading” towards the end of the first quarter and early into the second quarter of 2020. We also noticed a decline in demand for certain products such as Cortrosyn® and lidocaine jelly which are frequently used in elective procedures.

It is not possible at this time to estimate the complete impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Infections may resurge or become more widespread and the limitation on our ability to travel and timely sell and distribute our products, as well as any closures or supply disruptions, may be extended for longer periods of time, all of which would have a negative impact on our business, financial condition and operating results. We will continue to monitor the impact of COVID-19 on all aspects of our business.

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

Business Segments

As of June 30, 2020, our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) API products. The finished pharmaceutical products segment manufactures, markets, and distributes Primatene® Mist, enoxaparin, naloxone, phytonadione, lidocaine, epinephrine, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes RHI API and porcine insulin API for external customers and internal product development. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Segment Reporting.”

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Net revenues

	Three Months Ended
	June 30,		Change
	2020	2019	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$80,935	$73,735	$7,200	10%
API	4,871	5,312	(441)	(8)%
Total net revenues	$85,806	$79,047	$6,759	9%
Cost of revenues
Finished pharmaceutical products	$45,498	$39,195	$6,303	16%
API	7,131	7,465	(334)	(4)%
Total cost of revenues	$52,629	$46,660	$5,969	13%
Gross profit	$33,177	$32,387	$790	2%
as % of net revenues	39%	41%

The increase in net revenues of finished pharmaceutical products for the three months ended June 30, 2020 was due to the following changes:

	Three Months Ended
	June 30,		Change
	2020	2019	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
Primatene® Mist	$12,468	$2,512	$9,956	396%
Phytonadione	10,689	12,441	(1,752)	(14)%
Enoxaparin	10,218	9,838	380	4%
Naloxone	8,723	7,833	890	11%
Lidocaine	7,608	10,082	(2,474)	(25)%
Epinephrine	6,957	3,139	3,818	122%
Other finished pharmaceutical products	24,272	27,890	(3,618)	(13)%
Total finished pharmaceutical products net revenues	$80,935	$73,735	$7,200	10%

The increase in sales of Primatene® Mist in the second quarter of 2020 is a result of the continued success of our nationwide digital, television and radio campaign, which will continue throughout 2020, as well as a short-term increase due to “pantry loading” in response to the COVID-19 pandemic in April. Sales of naloxone increased during the quarter primarily due to higher unit volumes. During the second quarter of 2020, we launched our newly approved epinephrine injection, USP 30mg/30mL multiple dose vial, which had sales of $2.6 million, and we saw an increase in demand for our epinephrine pre-filled syringes. We experienced lower demand for certain products, which are frequently used in elective procedures, including lidocaine and some products such as Cortrosyn® which are included in other finished pharmaceutical products. We attribute these declines in products used in elective procedures to a nationwide decline in these procedures by hospitals and individuals in response to the COVID-19 pandemic. These declines were partially offset by a $2.4 million increase in sales of sodium bicarbonate, included in other finished pharmaceutical products, as we were able to utilize the new production line approved earlier in the year to meet strong market demand.

We anticipate that the sales of naloxone and enoxaparin will continue to fluctuate in the future as a result of competition.

Sales of API decreased primarily due to the timing of customer purchases.

We anticipate that sales of API will continue to fluctuate and may decrease due to the inherent uncertainties related to sales to MannKind Corporation pursuant to a supply agreement with them. In addition, most of our API sales are denominated in euros, and the fluctuation in the value of the euros versus the U.S. dollar has had, and will continue to have, an impact on API sales revenues in the near term.

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. We had no significant backlog as of June 30, 2020. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross margins

The decrease in gross margins during the three months ended June 30, 2020, primarily relates to inventory reserves, including a $3.6 million reserve for crude heparin purchases and commitments at ANP. This was partially offset by an increase in sales of Primatene® Mist and the recent launch of epinephrine injection multiple dose vial, both of which are higher margin products.

The cost of heparin, which is the starting material for enoxaparin, has increased and is expected to increase further, putting downward pressure on our gross margins. However, we believe that this trend will be offset by sales of our higher-margin products, such as isoproterenol, epinephrine multi dose vials, and Primatene® Mist. Additionally, we have not seen any supply disruption due to the COVID-19 pandemic at this time, but we are carefully monitoring our supply chain for any potential problems.

Selling, distribution and marketing, and general and administrative

	Three Months Ended
	June 30,		Change
	2020	2019	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$4,026	$2,992	$1,034	35%
General and administrative	$15,924	$12,426	$3,498	28%

The increase in selling, distribution, and marketing expenses was primarily due to marketing and distribution expenses related to Primatene® Mist, including the cost of a national digital, television and radio marketing campaign which began in July 2019. The increase in general and administrative expense primarily relates to the separation agreement entered into with a former executive. In connection with the separation agreement, we incurred an expense of $4.9 million relating to cash compensation and share-based compensation expense.

We expect that selling, distribution and marketing expenses will increase due to the increase in marketing expenditures for Primatene® Mist. Legal fees may fluctuate due to the timing of patent challenges and other litigation matters.

Research and development

	Three Months Ended
	June 30,		Change
	2020	2019	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$6,682	$6,237	$445	7%
Pre-launch inventory	—	143	(143)	(100)%
Clinical trials	1,429	1,530	(101)	(7)%
FDA fees	45	104	(59)	(57)%
Testing, operating and lab supplies	3,343	3,878	(535)	(14)%
Depreciation	2,459	2,147	312	15%
Other expenses	2,191	1,957	234	12%
Total research and development expenses	$16,149	$15,996	$153	1%

Research and development costs consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

We have made, and expect to continue to make, substantial investments in research and development to expand our product portfolio and grow our business. We expect that research and development expenses will increase on an annual basis due to increased clinical trial costs related to our biosimilar and inhalation product candidates. These expenditures will include costs of APIs developed internally as well as APIs purchased externally, the cost of purchasing reference listed drugs and the costs of performing the clinical trials. As we undertake new and challenging research and development projects, we anticipate that the associated costs will increase significantly over the next several quarters and years. Some of our ongoing clinical trials have experienced short-term interruptions in the recruitment of patients due to the COVID-19 pandemic, as hospitals prioritize their resources towards the COVID-19 pandemic and governments impose travel restrictions. These conditions may in turn delay spending and delay the results of these trials.

Other income (expenses), net

	Three Months Ended
	June 30,		Change
	2020	2019	Dollars	%

	(in thousands)
Other income (expenses), net	$1,255	$60,001	$(58,746)	NM

In June 2019, we recognized a gain of $59.9 million relating to our settlement of the enoxaparin patent and antitrust litigation with Momenta Pharmaceuticals, Inc. and Sandoz Inc. For more information regarding litigation matters, see “Part I – Item 1. Financial Statements –Notes to Condensed Consolidated Financial Statements – Litigation.”

Income tax provision

	Three Months Ended
	June 30,		Change
	2020	2019	Dollars	%

	(in thousands)
Income tax provision (benefit)	$(75)	$14,173	$(14,248)	NM
Effective tax rate	5%	23%

The difference in income tax provision (benefit) was primarily due to differences in pre-tax income (loss) positions and nondeductible executive severance compensation.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net revenues

	Six Months Ended
	June 30,		Change
	2020	2019	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$162,233	$148,274	$13,959	9%
API	8,261	10,563	(2,302)	(22)%
Total net revenues	$170,494	$158,837	$11,657	7%
Cost of revenues
Finished pharmaceutical products	$87,986	$81,422	$6,564	8%
API	12,508	14,125	(1,617)	(11)%
Total cost of revenues	$100,494	$95,547	$4,947	5%
Gross profit	$70,000	$63,290	$6,710	11%
as % of net revenues	41%	40%

The increase in net revenues of the finished pharmaceutical products for the six months ended June 30, 2020, was due to the following changes:

	Six Months Ended
	June 30,		Change
	2020	2019	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
Primatene® Mist	$25,345	$5,409	$19,936	369%
Phytonadione	21,718	22,561	(843)	(4)%
Enoxaparin	19,386	24,322	(4,936)	(20)%
Lidocaine	18,265	22,061	(3,796)	(17)%
Naloxone	17,598	15,197	2,401	16%
Epinephrine	10,947	5,818	5,129	88%
Other finished pharmaceutical products	48,974	52,906	(3,932)	(7)%
Total finished pharmaceutical products net revenues	$162,233	$148,274	$13,959	9%

The increase in sales of Primatene® Mist is a result of the continued success of our nationwide digital, television and radio campaign, which will continue throughout 2020, as well as a short-term increase due to “pantry loading” in March and April 2020, in response to the COVID-19 pandemic. The increase in epinephrine was primarily due to an increase in unit volumes relating to the launch of our epinephrine injection, USP 30mg/30mL multiple dose vial product. Sales of naloxone increased primarily due to an increase in unit volume. The decrease in sales of enoxaparin relates to a decrease in unit volume of $7.0 million, which was partially offset by an increase in average selling price. We experienced lower demand for certain products, which are frequently used in elective procedures, including lidocaine and some products such as Cortrosyn® which are included in other finished pharmaceutical products. We attribute these declines in products used in elective procedures to a nationwide decline in these procedures by hospitals and individuals in response to the COVID-19 pandemic. These declines were partially offset by a $3.9 million increase in sales of sodium bicarbonate, included in other finished pharmaceutical products, as we were able to utilize the new production line approved earlier in the year to meet strong market demand.

We anticipate that the sales of naloxone and enoxaparin will continue to fluctuate in the future as a result of competition.

Sales of API decreased primarily due to the timing of customer purchases.

We anticipate that sales of API will continue to fluctuate and may decrease due to the inherent uncertainties related to sales to MannKind Corporation pursuant to a supply agreement with them. In addition, most of our API sales are denominated in euros, and the fluctuation in the value of the euros versus the U.S. dollar has had, and will continue to have, an impact on API sales revenues in the near term.

Gross margins

The increase in sales of Primatene® Mist and the recent launch of epinephrine injection multiple dose vial, which are both higher margin products, helped increase our gross margins for the six months ended June 30, 2020. Gross margins for Primatene® Mist were magnified by the use of API and components which were expensed to pre-launch inventory in prior years. These trends were partially offset by inventory reserves, including a $3.6 million reserve for crude heparin purchases and commitments at ANP.

The cost of heparin, which is the starting material for enoxaparin, has increased and is expected to increase further, putting downward pressure on our gross margins. However, we believe that this trend will be offset by sales of our higher-margin products, such as isoproterenol, Primatene® Mist, and epinephrine multi dose vials, which were launched over the past few years. Additionally, we have not seen any supply disruption due to the COVID-19 pandemic at this time, but we are carefully monitoring for any potential problems.

Selling, distribution and marketing, and general and administrative

	Six Months Ended
	June 30,		Change
	2020	2019	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$7,320	$6,133	$1,187	19%
General and administrative	$26,670	$28,753	$(2,083)	(7)%

The increase in selling, distribution, and marketing expenses was primarily due to marketing and distribution expenses related to Primatene® Mist, including the cost of a national digital, television and radio marketing campaign which began in July 2019. The decrease in general and administrative expense was primarily due a decrease in legal expenses as a result of the enoxaparin patent and antitrust litigation settlement reached in the second quarter of 2019. This was partially offset by an expense of $4.9 million relating to cash compensation and share-based compensation expense in connection with a separation agreement with a former executive during the second quarter of 2020.

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

Research and development

	Six Months Ended
	June 30,		Change
	2020	2019	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$12,902	$12,642	$260	2%
Pre-launch inventory	(10)	158	(168)	(106)%
Clinical trials	3,884	3,233	651	20%
FDA fees	89	404	(315)	(78)%
Testing, operating and lab supplies	6,031	6,450	(419)	(6)%
Depreciation	4,807	4,275	532	12%
Other expenses	3,749	3,441	308	9%
Total research and development expenses	$31,452	$30,603	$849	3%

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

Other income (expenses), net

	Six Months Ended
	June 30,		Change
	2020	2019	Dollars	%

	(in thousands)
Other (expenses) income, net	$(497)	$59,422	$(59,919)	NM

In June 2019, we recognized a gain of $59.9 million relating to our settlement of the enoxaparin patent and antitrust litigation with Momenta Pharmaceuticals, Inc. and Sandoz Inc. For more information regarding litigation matters, see “Part I – Item 1. Financial Statements –Notes to Condensed Consolidated Financial Statements – Litigation.”

Income tax provision

	Six Months Ended
	June 30,		Change
	2020	2019	Dollars	%

	(in thousands)
Income tax provision	$2,205	$12,694	$(10,489)	NM
Effective tax rate	51%	22%

The difference in income tax provision was primarily due to differences in pre-tax income positions, nondeductible executive severance compensation, and timing of discrete tax items.

Liquidity and Capital Resources

Cash Requirements and Sources

We need capital resources to maintain and expand our business. We expect our cash requirements to increase significantly in the foreseeable future as we sponsor clinical trials for, seek regulatory approvals of, and develop, manufacture and market our current development-stage product candidates and pursue strategic acquisitions of businesses or assets. Our future capital expenditures include projects to upgrade, expand, and improve our manufacturing facilities in the United States, China, and France. Our cash obligations include the principal and interest payments due on our existing loans and lease payments, as described below and throughout this Quarterly Report.

As of June 30, 2020, our foreign subsidiaries collectively held $14.2 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

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

Working capital increased by $8.3 million to $173.5 million at June 30, 2020, compared to $165.2 million at December 31, 2019.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$31,566	$48,113
Investing activities	(18,788)	(24,553)
Financing activities	1,007	10,487
Effect of exchange rate changes on cash	(82)	(11)
Net increase in cash, cash equivalents, and restricted cash	$13,703	$34,036

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $31.6 million for the six months ended June 30, 2020, which included net income of $2.1 million. Non-cash items were primarily comprised of $10.0 million of depreciation and amortization, and $11.8 million of share-based compensation expense.

Additionally, for the six months ended June 30, 2020, there was a net cash inflow from changes in operating assets and liabilities of $4.3 million, which resulted from a decrease in inventory and an increase in accounts payable and accrued liabilities, which was partially offset by an increase in accounts receivable. The increase in accounts receivable was due to the timing of sales. Accounts payable and accrued liabilities decreased primarily due to the timing of payments.

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

Investing Activities

Net cash used in investing activities was $18.8 million for the six months ended June 30, 2020, primarily as a result of $18.9 million in purchases of property, plant, and equipment, which included $3.3 million incurred in the United States, $2.2 million in France, and $13.4 million in China.

Net cash used in investing activities was $24.6 million for the six months ended June 30, 2019, primarily as a result of $24.5 million in purchases of property, plant, and equipment, which included $6.0 million incurred in the United States, $4.3 million in France, and $14.2 million in China.

Financing Activities

Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2020, primarily as a result of $18.2 million in net proceeds from the settlement of share-based compensation awards under our equity plans offset by $16.7 million used to purchase treasury stock. Additionally, we received $3.8 million from borrowings on our lines of credit, of which $3.1 million was converted into an equipment loan during the year. We also made $4.3 million in principal payments on our long-term debt.

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

Contractual Obligations

There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except that our outstanding debt obligations have changed as follows:

	June 30,	December 31,
	2020	2019	Change

	(in thousands)
Short-term debt and current portion of long-term debt	$12,075	$7,741	$4,334
Long-term debt	34,622	39,394	(4,772)
Total debt	$46,697	$47,135	$(438)

As of June 30, 2020, we had $49.0 million in unused borrowing capacity under revolving lines of credit with Cathay Bank, East West Bank, and China Merchant Bank.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the world, including locations where we operate, such as the United States, China and France. We have been actively monitoring the COVID-19 pandemic and its impact globally. In late January 2020, China implemented extensive curfews and travel restrictions to control the outbreak, and started easing these restrictions in March. In March 2020, France also implemented a stay-at-home order limiting movement and restricting travel. In March 2020, the Governors of the States of California and Massachusetts declared a health emergency and issued orders to close all nonessential businesses. As a specialty pharmaceutical company we are deemed to be an essential business. Since then, the government in the United States, China and France, have re-opened and re-imposed restrictions on travel and business as the pandemic recedes and grows.

This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. The COVID-19 pandemic may disrupt the operations of our customers, suppliers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. Disruptions to our manufacturing partners and suppliers could result in disruption to the production of our products and failure to satisfy demand. More generally, the outbreak of COVID-19 could adversely affect economies and financial markets globally and nationally, potentially leading to an economic downturn, which could decrease spending and adversely affect demand for our products and harm our business and results of operations. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. Specifically, difficult macroeconomic conditions, increased and prolonged unemployment or a decline in business confidence as a result of the COVID-19 pandemic, could have a continuing adverse effect on the demand for some of our products. The degree of impact of the COVID-19 pandemic on our business will depend on several factors, such as the duration and the extent of the pandemic, as well as actions taken by governments, businesses, and consumers in response to the pandemic, all of which continue to evolve and remain uncertain at this time.

In addition, some of our ongoing clinical trials have experienced short-term interruptions in the recruitment of patients due to the COVID-19 pandemic, as hospitals prioritize their resources toward the COVID-19 pandemic and governments impose travel restrictions. These conditions may in turn delay spending and delay the results of these trials.

It is not possible at this time to estimate the complete impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Infections may resurge or become more widespread and the limitation on our ability to travel and timely sell and distribute our products, as well as any closures or supply disruptions, may be extended for longer periods of time, all of which would have a negative impact on our business, financial condition and operating results. We will continue to monitor the impact of the COVID-19 pandemic on all aspects of our business.

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

We currently manufacture the starting material for Amphadase® and enoxaparin as well as the APIs for isoproterenol and nitroprusside at our manufacturing facility in China, and we plan to use this facility to manufacture several of the APIs for products in our pipeline. Additionally, we intend to continue to invest in the expansion of this manufacturing facility. Our manufacturing facility and operations in China involve significant risks, including:

●	disruptions in the construction of the manufacturing facility;
●	interruptions to our operations in China or the inability of our manufacturing facility to produce adequate quantities of raw materials or APIs to meet our needs as a result of natural catastrophic events or other causes beyond our control such as power disruptions or widespread disease outbreaks, including the recent outbreaks that impact animal-derived products, such as the importation of pig-derived crude heparin from countries impacted by the African swine flu, and outbreak of the COVID-19 pandemic, which has resulted in and may in the future result in, business closures, transportation restrictions, import and export complications, and otherwise cause shortages in the supply of raw materials or cause disruptions in our manufacturing capability;
●	product supply disruptions and increased costs as a result of heightened exposure to changes in the policies of the Chinese government, political unrest or unstable economic conditions in China;
●	the imposition of tariffs or other trade barriers as a result of changes in social, political, and economic conditions or in laws, regulations, and policies governing foreign trade, including the tariffs previously implemented and additional tariffs that have been proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which, if implemented, remain uncertain;
●	the nationalization or other expropriation of private enterprises or intellectual property by the Chinese government, which could result in the total loss of our investment in China; and
●	interruptions to our manufacturing or business operations resulting from geo-political actions, including war and terrorism, natural disasters including earthquakes, typhoons, floods, and fires, or outbreaks of health epidemics such as coronavirus, or outbreaks in livestock or animals that impact or restrict importation, use, or distribution of animal-derived products.

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

Potential legal (regulatory or contractual), financial, operational, and reputational harm may arise from the accidental or unlawful destruction, damage, loss, unavailability, alteration, impairment, misuse, unauthorized disclosure of, or unauthorized access to (i) our data, which is transmitted, stored or otherwise processed by us or by collaborators, third-party providers, distributors and other contractors on our behalf (a “data security incident”); and (ii) the systems upon which we rely for our operations (an “other event”). For example:

●	The accidental or unlawful loss, unavailability or alteration of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts as well as significantly increase our costs to recover or reproduce the data.
●	The size and complexity of our systems may make them potentially vulnerable to breakdown or interruption, whether due to computer viruses or other causes, which may result in the loss of key information or the impairment of production and other supply chain processes, adversely affecting our business.
●	Any data security incident or other event, either on its own or as a pattern, may require costly response and remediation efforts, trigger litigation or adverse regulatory action arising from or related to such an incident or event, and result in significant additional expense to implement further data protection measures. Integrating the systems and data of any acquired entity may in some cases further increase these risks due to unforeseen threats and vulnerabilities.
●	Similarly, any data security incident or other event experienced by our collaborators, third-party providers, distributors and other contractors may hinder our product development, supply chain, other business operations, or our regulatory and contractual obligations to others, and could also give rise to litigation or adverse regulatory action.

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

In February 2017, the FDA requested that we discontinue the manufacturing and distribution of our epinephrine injection, USP vial product, which had been marketed under the “grandfather” exception to the FDA’s “Prescription Drug Wrap-Up program”. We discontinued selling this product in the second quarter of 2017. In April 2020, the FDA granted approval of our Epinephrine Injection USP 30mg/30mL Multiple Dose Vial, and we launched the product in May 2020.

For the years ended December 31, 2019, 2018, and 2017, we recorded net revenues of $39.3 million, $26.4 million, and $22.0 million, respectively, from our unapproved products. For the six months ended June 30, 2020 and 2019, we recorded net revenues of $21.7 million and $18.7 million, respectively, from our unapproved products. Our unapproved products currently on the market include: atropine, morphine, dextrose and epinephrine prefilled syringes. We have filed three ANDAs and one NDA with respect to our remaining unapproved products in order to mitigate all risk associated with the marketing of unapproved drug products. Prior to the approval of our ANDA and NDA submissions, we continue to operate in compliance with the FDA Compliance Policy Guide, CPG Sec. 440.100 Marketed New Drugs Without Approved NDAs and ANDAs.

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of the Delaware General Corporation Law, or the DGCL, could depress the trading price of our common stock by making it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

●	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
●	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
●	eliminating the ability of stockholders to call a special meeting of stockholders;
●	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at stockholder meetings;
●	establishing a classified Board of Directors, whereby only one-third of the members of our Board of Directors are elected at one time; and
●	providing that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. Furthermore, our amended and restated certificate of incorporation provides that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a breach of fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. This provision is not intended to apply to actions arising under the Securities Act or the Exchange Act, or any claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may discourage lawsuits against us or our directors, officers, and employees. In addition, we are subject to Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our Board of Directors. This provision could delay or prevent a change of control, whether or not it is desired by or beneficial to our stockholders, which could also affect the price that some investors are willing to pay for our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock:

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
April 1 – April 30, 2020	150,646	$15.68	150,646	—
May 1 – May 31, 2020	96,785	18.04	96,785	—
June 1 – June 30, 2020	81,960	19.99	81,960	—
(1)	During the second quarter of 2020, we repurchased shares of our common stock as part of the share buyback program authorized by our Board of Directors on November 4, 2019. As of June 30, 2020, $5.1 million remained available under such program. In August 2020, our Board of Directors authorized an increase of $20.0 million to our share buyback program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1+	Separation Agreement and General Release of Claims by and between the Company and Jason Shandell dated as of April 13, 2020

10.2

Eighth Modification to the Revolving Line of Credit Agreement, dated June 15, 2020, between Amphastar Pharmaceuticals, Inc. and Armstrong Pharmaceuticals, Inc. and Cathay Bank in the principal sum of $20,000,000.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
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

*	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10).
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ JACK Y. ZHANG
Jack Y. Zhang
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2020

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 7, 2020