Form 10-Q
period 2020-09-30
Amphastar Pharmaceuticals, Inc.
filed 2020-11-06
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of November 2, 2020 was 47,504,019.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,910	$73,685
Restricted cash	1,865	1,865
Short-term investments	10,873	11,675
Restricted short-term investments	2,200	2,290
Accounts receivable, net	52,382	45,376
Inventories	108,870	110,501
Income tax refunds and deposits	1,455	311
Prepaid expenses and other assets	10,986	9,538
Total current assets	276,541	255,241

Property, plant, and equipment, net	245,881	233,856
Finance lease right-of-use assets	693	887
Operating lease right-of-use assets	20,256	18,805
Goodwill and intangible assets, net	40,377	41,153
Other assets	7,735	11,156
Deferred tax assets	22,235	25,873
Total assets	$613,718	$586,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$79,292	$77,051
Income taxes payable	1,619	2,042
Current portion of long-term debt	12,167	7,741
Current portion of operating lease liabilities	3,639	3,175
Total current liabilities	96,717	90,009

Long-term reserve for income tax liabilities	3,425	3,425
Long-term debt, net of current portion	32,903	39,394
Long-term operating lease liabilities, net of current portion	17,534	16,315
Deferred tax liabilities	823	867
Other long-term liabilities	11,354	9,433
Total liabilities	162,756	159,443
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 54,623,837 and 47,534,215 shares issued and outstanding as of September 30, 2020 and 52,495,483 and 46,576,968 shares issued and outstanding as of December 31, 2019, respectively	5	5
Additional paid-in capital	404,084	367,305
Retained earnings	124,046	116,370
Accumulated other comprehensive loss	(4,478)	(4,687)
Treasury stock	(118,425)	(97,627)
Total Amphastar Pharmaceuticals, Inc. stockholders’ equity	405,232	381,366
Non-controlling interests	45,730	46,162
Total equity	450,962	427,528
Total liabilities and stockholders’ equity	$613,718	$586,971

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues	$83,431	$80,137	$253,925	$238,974
Cost of revenues	46,923	44,885	147,417	140,432
Gross profit	36,508	35,252	106,508	98,542

Operating expenses:
Selling, distribution, and marketing	3,673	3,221	10,993	9,354
General and administrative	11,674	11,021	38,344	39,774
Research and development	17,644	18,606	49,096	49,209
Total operating expenses	32,991	32,848	98,433	98,337

Income from operations	3,517	2,404	8,075	205

Non-operating income (expenses):
Interest income	161	450	512	741
Interest expense	(175)	(22)	(286)	(76)
Other income (expenses), net	3,575	(1,250)	3,078	58,172
Total non-operating income (expenses), net	3,561	(822)	3,304	58,837

Income before income taxes	7,078	1,582	11,379	59,042
Income tax provision	2,285	598	4,490	13,292

Net income	$4,793	$984	$6,889	$45,750

Net income (loss) attributable to non-controlling interests	$874	$(326)	$(787)	$(4,215)

Net income attributable to Amphastar Pharmaceuticals, Inc.	$3,919	$1,310	$7,676	$49,965

Net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders:
Basic	$0.08	$0.03	$0.16	$1.06

Diluted	$0.08	$0.03	$0.16	$1.00

Weighted-average shares used to compute net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders:
Basic	47,496	47,239	46,886	47,030

Diluted	49,848	50,075	48,922	50,128

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income attributable to Amphastar Pharmaceuticals, Inc.	$3,919	$1,310	$7,676	$49,965

Other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc., net of income taxes
Foreign currency translation adjustment	695	(1,625)	209	(1,835)
Total other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	695	(1,625)	209	(1,835)

Total comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$4,614	$(315)	$7,885	$48,130

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock		Total
			Additional		Other			Amphastar	Non-
			Paid-in	Retained	Comprehensive			Stockholders'	controlling
	Shares	Amount	Capital	Earnings	loss	Shares	Amount	Equity	Interest	Total
Balance as of December 31, 2019	52,495,483	$5	$367,305	$116,370	$(4,687)	(5,918,515)	$(97,627)	$381,366	$46,162	$427,528
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	3,949	—	—	—	3,949	—	3,949
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(774)	—	—	(774)	—	(774)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(424)	(424)
Purchase of treasury stock	—	—	—	—	—	(647,246)	(10,950)	(10,950)	—	(10,950)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(84)	—	—	6,873	84	—	—	—
Issuance of common stock in connection with the Company's equity plans	369,508	—	(1,238)	—	—	—	—	(1,238)	—	(1,238)
Share-based compensation expense	—	—	5,161	—	—	—	—	5,161	121	5,282
Balance as of March 31, 2020	52,864,991	$5	$371,144	$120,319	$(5,461)	(6,558,888)	$(108,493)	$377,514	$45,859	$423,373
Net loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	(192)	—	—	—	(192)	—	(192)
Other comprehensive income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	288	—	—	288	—	288
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(1,237)	(1,237)
Purchase of treasury stock	—	—	—	—	—	(329,391)	(5,756)	(5,756)	—	(5,756)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(130)	—	—	10,913	130	—	—	—
Issuance of common stock in connection with the Company's equity plans	1,507,284	—	19,448	—	—	—	—	19,448	—	19,448
Share-based compensation expense	—	—	6,379	—	—	—	—	6,379	134	6,513
Balance as of June 30, 2020	54,372,275	$5	396,841	$120,127	$(5,173)	(6,877,366)	$(114,119)	$397,681	$44,756	$442,437
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	3,919	—	—	—	3,919	—	3,919
Other comprehensive income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	695	—	—	695	—	695
Acquisition of additional ownership interest in ANP	—	—	—	—	—	—	—	—	(106)	(106)
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	—	874	874
Purchase of treasury stock	—	—	—	—	—	(214,256)	(4,329)	(4,329)	—	(4,329)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(23)	—	—	2,000	23	—	—	—
Issuance of common stock in connection with the Company's equity plans	251,562	—	3,102	—	—	—	—	3,102	—	3,102
Share-based compensation expense	—	—	4,164	—	—	—	—	4,164	206	4,370
Balance as of September 30, 2020	54,623,837	$5	$404,084	$124,046	$(4,478)	(7,089,622)	$(118,425)	$405,232	$45,730	$450,962

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock		Total
			Additional		Other			Amphastar	Non-
			Paid-in	Retained	Comprehensive			Stockholders'	controlling
	Shares	Amount	Capital	Earnings	loss	Shares	Amount	Equity	Interest	Total
Balance as of December 31, 2018	51,438,675	$5	$344,434	$67,485	$(4,013)	(4,807,557)	$(75,476)	$332,435	$31,924	$364,359
Beginning balance adjustment as a result of the adoption of new accounting standards	—	—	—	(54)	—	—	—	(54)	—	(54)
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	868	—	—	—	868	—	868
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(113)	—	—	(113)	—	(113)
Proceeds from the private placement of ANP	—	—	2,588	—	—	—	—	2,588	16,378	18,966
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(3,022)	(3,022)
Purchase of treasury stock	—	—	—	—	—	(145,479)	(3,015)	(3,015)	—	(3,015)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(98)	—	—	8,334	98	—	—	—
Issuance of common stock in connection with the Company's equity plans	604,651	—	(2,397)	—	—	—	—	(2,397)	—	(2,397)
Share-based compensation expense	—	—	4,674	—	—	—	—	4,674	—	4,674
Balance as of March 31, 2019	52,043,326	$5	$349,201	$68,299	$(4,126)	(4,944,702)	$(78,393)	$334,986	$45,280	$380,266
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	47,787	—	—	—	47,787	—	47,787
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(97)	—	—	(97)	—	(97)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(867)	(867)
Purchase of treasury stock	—	—	—	—	—	(50,980)	(1,073)	(1,073)	—	(1,073)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(7)	—	—	597	7	—	—	—
Issuance of common stock in connection with the Company's equity plans	169,434	—	2,240	—	—	—	—	2,240	—	2,240
Share-based compensation expense	—	—	4,002	—	—	—	—	4,002	30	4,032
Balance as of June 30, 2019	52,212,760	$5	$355,436	$116,086	$(4,223)	(4,995,085)	$(79,459)	$387,845	$44,443	$432,288
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	1,310	—	—	—	1,310	—	1,310
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(1,625)	—	—	(1,625)	—	(1,625)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(326)	(326)
Purchase of treasury stock	—	—	—	—	—	(206,686)	(4,426)	(4,426)	—	(4,426)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(32)	—	—	2,634	32	—	—	—
Issuance of common stock in connection with the Company's equity plans	186,284	—	2,138	—	—	—	—	2,138	—	2,138
Share-based compensation expense	—	—	4,163	—	—	—	—	4,163	131	4,294
Balance as of September 30, 2019	52,399,044	$5	$361,705	$117,396	$(5,848)	(5,199,137)	$(83,853)	$389,405	$44,248	$433,653

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$6,889	$45,750
Reconciliation to net cash provided by operating activities:
Loss on impairment and disposal of assets	161	869
Depreciation of property, plant, and equipment	14,946	12,527
Amortization of product rights, trademarks, and patents	771	777
Operating lease right-of-use asset amortization	2,693	2,188
Share-based compensation expense	16,165	13,000
Changes in deferred taxes, net	3,638	9,872
Changes in operating assets and liabilities:
Accounts receivable, net	(6,706)	6,722
Inventories	2,351	(41,146)
Prepaid expenses and other assets	(3,755)	(3,607)
Income tax refunds, deposits, and payable, net	(1,973)	(631)
Operating lease liabilities	(2,478)	(1,866)
Accounts payable and accrued liabilities	7,671	(8,345)
Net cash provided by operating activities	40,373	36,110

Cash Flows From Investing Activities:
Purchases and construction of property, plant, and equipment	(24,526)	(33,145)
Purchase of short-term investments	—	(9,825)
Maturity of short-term investments	961	—
Payment of deposits and other assets	(674)	(205)
Net cash used in investing activities	(24,239)	(43,175)

Cash Flows From Financing Activities:
Proceeds from the private placement of ANP	—	18,298
Acquisition of additional ownership interest in ANP	(106)	—
Proceeds from equity plans, net of withholding tax payments	21,312	1,981
Purchase of treasury stock	(21,035)	(8,514)
Proceeds from borrowing under lines of credit	1,072	—
Repayments under lines of credit	—	(347)
Proceeds from issuance of long-term debt	3,067	—
Principal payments on long-term debt	(6,329)	(4,819)
Net cash (used in) provided by financing activities	(2,019)	6,599

Effect of exchange rate changes on cash	110	(260)

Net increase (decrease) in cash, cash equivalents, and restricted cash	14,225	(726)

Cash, cash equivalents, and restricted cash at beginning of period	75,550	88,202

Cash, cash equivalents, and restricted cash at end of period	$89,775	$87,476

Noncash Investing and Financing Activities:
Capital expenditure included in accounts payable	$6,477	$5,279
Operating lease right-of-use assets	$4,119	$7,848
Equipment acquired under finance leases	$61	$61

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$1,678	$1,874
Income taxes paid	$2,807	$4,189

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. General

Amphastar Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, hereinafter referred to as the “Company”) is a specialty pharmaceutical company that develops, manufactures, markets, and sells generic and proprietary injectable, inhalation, and intranasal products, including products with high technical barriers to market entry. Additionally, the Company sells insulin active pharmaceutical ingredient, or API, products. Most of the Company’s products are used in hospital or urgent care clinical settings and are primarily contracted and distributed through group purchasing organizations and drug wholesalers. The Company’s insulin API products are sold to other pharmaceutical companies for use in their own products and are being used by the Company in the development of injectable finished pharmaceutical products. The Company’s inhalation product, Primatene Mist®, is primarily distributed through drug retailers.

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

The Company’s subsidiaries include: (1) International Medication Systems, Limited, or IMS, (2) Armstrong Pharmaceuticals, Inc., or Armstrong, (3) Amphastar Nanjing Pharmaceuticals Inc., or ANP, (4) Nanjing Letop Biological Technology Co., Ltd., or Letop, (5) Nanjing Hanxin Pharmaceutical Technology Co., Ltd., or Hanxin, (6) Nanjing Hanxin Biomedical Testing Service Co., Ltd., or Hanxin Biomedical, (7) Nanjing Haiziquan Biotechnology Co., Ltd., or Haiziquan Biotechnology, (8) Nanjing Baixin Trading Co. Ltd., or Baixin, (9) Amphastar France Pharmaceuticals, S.A.S., or AFP, (10) Amphastar UK Ltd., or AUK, and (11) International Medication Systems (UK) Limited, or IMS UK.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the novel coronavirus pandemic, or COVID-19. The complete extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the information is constantly evolving. The Company considered the impact of COVID-19 on the assumptions and estimates used to determine the results reported and asset valuations as of September 30, 2020.

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

It is not possible at this time to estimate the complete impact that COVID-19 could have on the Company’s business, including its customers and suppliers, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Infections may resurge or become more widespread and the limitation on the Company’s ability to travel and timely sell and distribute its products, as well as any closures or supply disruptions, may be extended for longer periods of time, all of which would have a negative impact on the Company’s business, financial condition and operating results. The Company will continue to monitor the impact of COVID-19 on all aspects of its business.

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

The Company’s French subsidiary, AFP, maintains its book of record in euros. ANP’s Chinese subsidiaries maintain their books of record in Chinese yuan. AUK’s subsidiary, IMS UK, maintains its book of record in British pounds. These local currencies have been determined to be the subsidiaries’ respective functional currencies. These books of record are translated into USD using average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transactions. Translation adjustments are reflected in stockholders’ equity and are included as a component of

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

other accumulated comprehensive income (loss). The unrealized gains or losses of intercompany foreign currency transactions that are of a long-term investment nature are reported in other accumulated comprehensive income (loss). The unrealized gains on intercompany foreign currency transactions that are of a long-term investment nature were $1.4 million for both the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2019, the unrealized gains or losses on intercompany foreign currency transactions that are of a long-term investment nature were $1.5 million loss and $1.7 million loss, respectively.

Comprehensive Income (Loss)

For the three and nine months ended September 30, 2020 and 2019, the Company included its foreign currency translation gain or loss as part of its comprehensive income (loss). Income tax expense of $0.4 million was allocated to other comprehensive income for both the three and nine months ended September 30, 2020. There was no material income tax (benefit) expense allocated to other comprehensive income (loss) for the three and nine months ended September 30, 2019.

Advertising Expense

In connection with the launch of Primatene Mist®, in July 2019, the Company began to incur advertising expenses. Advertising expenses are recorded as they are incurred, except for expenses related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented, and are reflected as a component of selling, distribution, and marketing in the Company’s condensed consolidated statement of operations. For the three and nine months ended September 30, 2020, advertising expenses were $1.5 million and $3.9 million, respectively. For the three and nine months ended September 30, 2019, advertising expenses were $1.1 million and $2.9 million, respectively.

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

Short-Term Investments

Short-term investments as of September 30, 2020 and December 31, 2019 consisted of certificates of deposit and investment grade corporate bonds with original expiration dates within 12 months.

Restricted Cash

Restricted cash is collateral required for the Company to guarantee certain vendor payments in France. As of September 30, 2020 and December 31, 2019, the restricted cash balance was $1.9 million.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letter of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months but less than one year. As of September 30, 2020 and December 31, 2019, the balance of restricted short-term investments was $2.2 million and $2.3 million, respectively.

Deferred Income Taxes

The Company utilizes the liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2019-12 Simplifying the Accounting for Income Taxes (Topic 740), which simplifies various aspects related to accounting for income taxes. The amendment also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The guidance is effective for the Company’s interim and annual reporting periods during the year ended December 31, 2021, with early adoption permitted, including in any interim period. The Company is currently evaluating the impact that the adoption of this guidance will have on its condensed consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This new guidance is effective prospectively beginning on March 12, 2020 through December 31, 2022. As of September 30, 2020, the Company has not modified any contracts that will be impacted by reference rate reform. The Company will continue to assess the impact the adoption of this standard will have on its consolidated financial position, results of operations, and related disclosures as and when its contracts impacted by the reference rate reform are modified.

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

The provision for chargebacks and rebates is reflected as a component of net revenues. The following table is an analysis of the chargeback and rebate provision:

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Beginning balance	$21,644	$22,423
Provision for chargebacks and rebates	110,763	94,548
Credits and payments issued to third parties	(113,576)	(97,324)
Ending balance	$18,831	$19,647

Changes in the chargeback provision from period to period are primarily dependent on the Company’s sales to its wholesalers, the level of inventory held by wholesalers, and the wholesalers’ customer mix. Changes in the rebate provision from period to period are primarily dependent on retailer’s and other indirect customers’ purchases. The approach that the Company uses to estimate chargebacks has been consistently applied for all periods presented. Variations in estimates have been historically small. The Company continually monitors the provision for chargebacks and rebates and makes adjustments when it believes that the actual chargebacks and rebates may differ from the estimates. The settlement of chargebacks and rebates generally occurs within 30 days to 60 days after the sale to wholesalers. Accounts receivable and/or accounts payable and accrued liabilities are reduced and/or increased by the chargebacks and rebate amounts depending on whether the Company has the right to offset with the customer. Of the provision for chargebacks and rebates as of September 30, 2020 and December 31, 2019, $14.9 million and $15.4 million were included in accounts receivable, net, on the condensed consolidated balance sheets, respectively. The remaining provision as of September 30, 2020 and December 31, 2019 of $3.9 million and $6.2 million, respectively, were included in accounts payable and accrued liabilities.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

introduction of new competition. Although these factors do not normally give the Company’s customers the right to return products outside of the regular return policy, the Company realizes that such factors could ultimately lead to increased returns. The Company analyzes these situations on a case-by-case basis and makes adjustments to the product return reserve as appropriate.

The provision for product returns is reflected as a component of net revenues. The following table is an analysis of the product return liability:

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Beginning balance	$10,339	$8,030
Provision for product returns	9,084	4,611
Credits issued to third parties	(6,731)	(3,945)
Ending balance	$12,692	$8,696

Of the provision of product returns as of September 30, 2020 and December 31, 2019, $8.6 million and $7.1 million, respectively, were included in accounts payable and accrued liabilities on the condensed consolidated balance sheets. The remaining provision as of September 30, 2020 and December 31, 2019, of $4.1 million and $3.2 million, respectively, were included in other long-term liabilities. For the nine months ended September 30, 2020 and 2019, the Company’s aggregate product return rate was 1.3% and 0.9% of qualified sales, respectively.

Note 4. Income per Share Attributable to Amphastar Pharmaceuticals, Inc. Stockholders

Basic net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders is calculated based upon the weighted-average number of shares outstanding during the period. Diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders gives effect to all potential dilutive shares outstanding during the period, such as stock options, non-vested restricted stock units and shares issuable under the Company’s Employee Stock Purchase Plan, or ESPP and the reallocation of net income attributable to non-controlling interest from the assumed dilutive effect of stock options issued under the 2018 ANP Equity Incentive Plan, or the 2018 Plan.

For the three and nine months ended September 30, 2020, options to purchase 1,271,347 and 1,928,629 shares of stock, respectively, with a weighted-average exercise price of $21.35 and $20.84 per share, respectively, and the reallocation of net income attributable to non-controlling interest were excluded in the computation of diluted net income per common share attributable to Amphastar Pharmaceuticals, Inc.’s stockholders because the effect would be anti-dilutive.

For the three and nine months ended September 30, 2019, options to purchase 803,257 and 783,193 shares of stock, respectively, with a weighted-average exercise price of $21.99 per share and $22.02 per share, respectively, and the reallocation of net income attributable to non-controlling interest were excluded in the computation of diluted net income per common share attributable to Amphastar Pharmaceuticals, Inc.’s stockholders because the effect would be anti-dilutive.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the calculation of basic and diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands, except per share data)
Basic and dilutive numerator:
Net income attributable to Amphastar Pharmaceuticals, Inc.	$3,919	$1,310	$7,676	$49,965
Denominator:
Weighted-average shares outstanding — basic	47,496	47,239	46,886	47,030

Net effect of dilutive securities:
Incremental shares from equity awards	2,352	2,836	2,036	3,098
Weighted-average shares outstanding — diluted	49,848	50,075	48,922	50,128
Net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders — basic	$0.08	$0.03	$0.16	$1.06
Net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders — diluted	$0.08	$0.03	$0.16	$1.00

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

The finished pharmaceutical products segment manufactures, markets and distributes Primatene Mist®, enoxaparin, naloxone, phytonadione, lidocaine, epinephrine, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes recombinant human insulin API and porcine insulin API for external customers and internal product development.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information by reporting segment is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Net revenues:
Finished pharmaceutical products	$81,335	$75,729	$243,568	$224,003
API	2,096	4,408	10,357	14,971
Total net revenues	83,431	80,137	253,925	238,974

Gross profit (loss):
Finished pharmaceutical products	39,546	34,992	113,793	101,844
API	(3,038)	260	(7,285)	(3,302)
Total gross profit	36,508	35,252	106,508	98,542

Operating expenses	32,991	32,848	98,433	98,337

Income from operations	3,517	2,404	8,075	205
Non-operating income (expense)	3,561	(822)	3,304	58,837

Income before income taxes	$7,078	$1,582	$11,379	$59,042

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Finished pharmaceutical products net revenues:
Primatene Mist®	$12,988	$3,654	$38,333	$9,063
Phytonadione	10,470	10,916	32,188	33,477
Enoxaparin	11,647	9,573	31,033	33,895
Lidocaine	10,657	11,670	28,922	33,731
Naloxone	8,739	10,613	26,337	25,810
Epinephrine	5,370	3,756	16,317	9,574
Other finished pharmaceutical products	21,464	25,547	70,438	78,453
Total finished pharmaceutical products net revenues	$81,335	$75,729	$243,568	$224,003

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amount of depreciation and amortization expense included in cost of revenue, by reporting segments, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Depreciation and amortization expense
Finished pharmaceutical products	$1,408	$1,407	$4,325	$4,128
API	1,048	288	2,205	863
Total depreciation and amortization expense	$2,456	$1,695	$6,530	$4,991

Net revenues and carrying values of long-lived assets of enterprises by geographic regions are as follows:

	Net Revenue				Long-Lived Assets
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2020	2019	2020	2019	2020	2019

	(in thousands)
United States	$79,407	$76,070	$242,370	$227,308	$106,725	$108,399
China	1,959	59	2,482	1,043	88,032	79,846
France	2,065	4,008	9,073	10,623	51,124	45,611
Total	$83,431	$80,137	$253,925	$238,974	$245,881	$233,856

Note 6. Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products as well as suppliers of a broad range of health care products. The Company considers these three customers to be its major customers, as each individually, and these customers collectively, represented a significant percentage of the Company’s net revenue for the three and nine months ended September 30, 2020 and 2019, and accounts receivable as of September 30, 2020 and December 31, 2019, respectively. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
			Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2020	2019	2020	2019	2020	2019
AmerisourceBergen	11%	13%	23%	26%	23%	24%
McKesson	24%	34%	21%	24%	22%	26%
Cardinal Health	13%	17%	17%	21%	18%	22%

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

As of September 30, 2020, cash equivalents include money market accounts. Short-term investments consist of certificates of deposit as well as investment-grade corporate bonds with original expiration dates within 12 months. The certificates of deposit are carried at amortized cost in the Company’s condensed consolidated balance sheet, which approximates their fair value determined based on Level 2 inputs. The corporate bonds are classified as held-to-maturity and are carried at amortized cost net of an allowance for credit losses, which approximates their fair value determined based on Level 2 inputs. The restrictions on restricted cash and short-term investments have a negligible effect on the fair value of these financial assets.

The fair value of the Company’s financial assets and liabilities measured on a recurring basis as of September 30, 2020 and December 31, 2019, are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Cash equivalents - money market	$70,291	$70,291	$—	$—
Restricted cash - money market	1,865	1,865	—	—
Short-term investments - certificates of deposit	9,080	—	9,080	—
Restricted short-term investments - certificates of deposit	2,200	—	2,200	—
Corporate bonds	1,764	—	1,764	—
Fair value measurement as of September 30, 2020	$85,200	$72,156	$13,044	$—

Cash equivalents - money market	$29,521	$29,521	$—	$—
Restricted cash - money market	1,865	1,865	—	—
Short-term investments - certificates of deposit	8,867	—	8,867	—
Restricted short-term investments - certificates of deposit	2,290	—	2,290	—
Corporate bonds	2,789	—	2,789	—
Fair value measurement as of December 31, 2019	$45,332	$31,386	$13,946	$—

The Company does not hold any Level 3 instruments that are measured at fair value on a recurring basis.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include long-lived assets, goodwill, and intangible assets for which the fair value of assets is determined as part of the related impairment test. As of September 30, 2020 and December 31, 2019, there were no adjustments to the fair value for nonfinancial assets or liabilities.

Note 8. Investments

A summary of the Company’s investments that are classified as held-to-maturity is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Corporate bonds	$1,763	$1	$—	$1,764
Total investments as of September 30, 2020	$1,763	$1	$—	$1,764

Corporate bonds	$2,790	$—	$(1)	$2,789
Total investments as of December 31, 2019	$2,790	$—	$(1)	$2,789

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

Note 9. Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights	10	$8,983	$3,743	$5,240
Patents	12	486	287	199
Land-use rights	39	2,540	600	1,940
Subtotal	12	12,009	4,630	7,379
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,773	—	3,773
Subtotal	*	32,998	—	32,998
As of September 30, 2020	*	$45,007	$4,630	$40,377

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights	10	$9,226	$3,152	$6,074
Patents	12	486	255	231
Land-use rights	39	2,540	551	1,989
Other intangible assets	4	69	69	—
Subtotal	12	12,321	4,027	8,294
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,634	—	3,634
Subtotal	*	32,859	—	32,859
As of December 31, 2019	*	$45,180	$4,027	$41,153
*	Intangible assets with indefinite lives have an indeterminable average life.

Goodwill

The changes in the carrying amounts of goodwill were as follows:

	September 30,	December 31,
	2020	2019

	(in thousands)
Beginning balance	$3,634	$3,951
Currency translation	139	(317)
Ending balance	$3,773	$3,634

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene Mist®, an over-the-counter bronchodilator product, recorded at the allocated fair value of $29.2 million, which is its carrying value as of September 30, 2020.

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

Note 10. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2020	2019

	(in thousands)
Raw materials and supplies	$52,403	$59,233
Work in process	38,424	35,548
Finished goods	18,043	15,720
Total inventories	$108,870	$110,501

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Charges totaling $2.5 million and $12.7 million were included in the cost of revenues in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2020, respectively, to adjust the Company’s inventory and related firm inventory purchase commitments to their net realizable value. For the three and nine months ended September 30, 2019, charges totaling $0.4 million and $6.1 million were included in the cost of revenues, respectively, to adjust the Company’s inventory and related firm inventory purchase commitments to their net realizable value.

Note 11. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	September 30,	December 31,
	2020	2019

	(in thousands)
Buildings	$123,552	$117,928
Leasehold improvements	29,674	29,531
Land	7,656	7,603
Machinery and equipment	199,399	164,802
Furniture, fixtures, and automobiles	24,761	22,043
Construction in progress	39,671	56,354
Total property, plant, and equipment	424,713	398,261
Less accumulated depreciation	(178,832)	(164,405)
Total property, plant, and equipment, net	$245,881	$233,856

Note 12. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2020	2019

	(in thousands)
Accrued customer fees and rebates	$8,126	$9,633
Accrued payroll and related benefits	26,430	21,872
Accrued product returns, current portion	8,626	7,126
Accrued loss on firm purchase commitments	4,156	3,352
Other accrued liabilities	8,784	10,007
Total accrued liabilities	56,122	51,990
Accounts payable	23,170	25,061
Total accounts payable and accrued liabilities	$79,292	$77,051

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Debt

Debt consists of the following:

	September 30,	December 31,
	2020	2019

	(in thousands)
Loans with East West Bank

Line of credit facility due December 2020	$—	$—
Mortgage payable due February 2021	3,330	3,401
Equipment loan due June 2021	918	1,837
Equipment loan due December 2022	4,500	6,000
Equipment loan due February 2024	5,669	3,570
Equipment line of credit facility due September 2025	—	—
Mortgage payable due October 2026	3,351	3,400
Mortgage payable due June 2027	8,548	8,659

Loans with Cathay Bank

Line of credit facility due May 2022	—	—
Acquisition loan due June 2024	9,276	10,928
Mortgage payable due August 2027	7,315	7,452

Loans with Seine-Normandie Water Agency

French government loan paid off June 2020	—	28
French government loan due July 2021	59	114
French government loans due December 2026	398	374

Loan with China Everbright Bank

Line of credit facility due June 2021	734	—

Loan with China Merchant Bank

Line of credit facility due August 2021	367	—

Payment Obligation to Merck	—	561

Equipment under Finance Leases	605	811
Total debt	45,070	47,135
Less current portion of long-term debt	12,167	7,741
Long-term debt, net of current portion	$32,903	$39,394

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2020, the fair value of the loans listed above approximated their carrying amount. The interest rate used in the fair value estimation was determined to be a Level 2 input. For certain loans with East West Bank, the Company has entered into fixed interest rate swap contracts to exchange the variable interest rates for fixed interest rates over the life of certain debt instruments without the exchange of the underlying notional debt amount. The interest rate swap contracts do not qualify for hedge accounting and are recorded at fair value based on Level 2 inputs. These swap contracts were all in a liability position with an aggregate fair value of $1.0 million and $0.4 million as of September 30, 2020 and December 31, 2019, respectively. The change in fair value is recorded in other income (expense) in the Company’s condensed consolidated statement of operations.

Loan with East West Bank

Equipment Line of Credit—Due September 2025

In September 2020, the Company entered into a $10.0 million equipment credit line with a 12-month draw down period. Interest payments are due monthly through September 2021 at the prime rate as published by The Wall Street Journal minus 0.5%. After the draw down period, the outstanding principal balance converts into a 48-month term loan that bears a variable interest rate at the prime rate as published by The Wall Street Journal minus 0.5%. The loan matures in September 2025, and the principal and interest payments are due monthly. Borrowings under the facility are secured by equipment. As of September 30, 2020, there was no outstanding balance on the equipment line of credit.

Covenants

At September 30, 2020 and December 31, 2019, the Company was in compliance with its debt covenants.

Note 14. Income Taxes

The following table sets forth the Company’s income tax provision for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Income before taxes	$7,078	$1,582	$11,379	$59,042
Income tax provision	2,285	598	4,490	13,292
Net income	$4,793	$984	$6,889	$45,750
Income tax provision as a percentage of income before income taxes	32.3%	37.8%	39.5%	22.5%

The change in the Company’s effective tax rate for the three and nine months ended September 30, 2020, was primarily due to differences in pre-tax income positions, nondeductible executive severance compensation, and timing of discrete tax items.

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

The Company continues to record a full valuation allowance on AFP’s income tax benefits and will continue to do so until AFP generates sufficient taxable income to realize its deferred income tax assets. However, a tax benefit is included in the annual effective tax rate computation due to AFP reporting a year-to-date foreign exchange gain in other comprehensive income.

For purposes of computing its annual effective tax rate, the Company did not benefit from its losses in the states where it files separately. This increased the Company’s income tax provision for the three and nine months ended September 30, 2020, by $0.2 million and $0.4 million, respectively.

Note 15. Stockholders' Equity

Share Buyback Program

Pursuant to the Company’s existing share buyback program, the Company purchased 214,256 and 1,190,362 shares of its common stock during the three and nine months ended September 30, 2020, for total consideration of $4.3 million and $21.0 million, respectively. The Company purchased 206,686 and 403,145 shares of its common stock during the three and nine months ended September 30, 2019, for total consideration of $4.4 million and $8.5 million, respectively.

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

2015 Equity Incentive Plan

As of September 30, 2020, the Company reserved an aggregate of 6,358,084 shares of common stock for future issuance under the 2015 Equity Incentive Plan, or the 2015 Plan, including 1,164,425 shares that were reserved in January 2020 pursuant to the evergreen provision in the 2015 Plan.

2014 Employee Stock Purchase Plan

As of September 30, 2020, the Company has issued 738,780 shares of common stock under the ESPP, and 1,261,220 shares of its common stock remains available for issuance under the ESPP.

In May 2020, the Company issued 79,245 shares at a weighted-average purchase price of $15.84 per share under the ESPP. For the three and nine months ended September 30, 2020, the Company recorded ESPP, expense of $0.1 million and $0.5 million, respectively. For the three and nine months ended September 30, 2019, the Company recorded ESPP expense of $0.2 million and $0.5 million, respectively.

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

The weighted-averages for key assumptions used in determining the fair value of options granted during the three and nine months ended September 30, 2020 and 2019, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Average volatility	43.7%	41.9%	43.1%	42.5%
Risk-free interest rate	0.5%	1.5%	0.8%	2.4%
Weighted-average expected life in years	6.3	6.3	5.7	5.7
Dividend yield rate	—%	—%	—%	—%

A summary of option activity for the nine months ended September 30, 2020, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2019	9,763,485	$15.26
Options granted	1,799,106	13.56
Options exercised	(1,693,393)	14.03
Options cancelled	(91,568)	16.53
Options expired	(1,108,951)	16.45
Outstanding as of September 30, 2020	8,668,679	$14.98	5.43	$36,693
Exercisable as of September 30, 2020	5,824,852	$14.38	4.16	$27,154
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock for those awards that have an exercise price below the estimated fair value at September 30, 2020.

For the three and nine months ended September 30, 2020, the Company recorded an expense of $1.9 million and $7.1 million, respectively, related to stock options granted. For the three and nine months ended September 30, 2019, the Company recorded an expense of $2.0 million and $6.2 million, respectively, related to stock options granted under all plans.

In April 2020, Jason Shandell resigned from his position as the Company’s President and General Counsel and as a member of the Company’s board of directors. In connection with his resignation, the Company and Mr. Shandell entered into a separation agreement. As part of the separation agreement, the Company agreed to accelerate 80% of his unvested stock options and extended the expiration date of certain vested stock option awards. As a result of this modification, the Company incurred share-based compensation expense of $0.7 million, which is included within general and administration expenses in the condensed consolidated statement of operations for the nine months ended September 30, 2020.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to option grants and exercises is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands, except per share data)
Weighted-average grant date fair value per option share	$8.64	$9.50	$5.50	$8.48
Intrinsic value of options exercised	1,687	1,700	8,661	7,522
Cash received from options exercised	3,195	2,234	23,534	7,281
Total fair value of the options vested during the year	121	85	9,965	7,587

A summary of the status of the Company’s non-vested options as of September 30, 2020, and changes during the nine months ended September 30, 2020, is presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2019	2,747,133	$6.99
Options granted	1,799,106	5.50
Options vested	(1,610,844)	6.19
Options forfeited	(91,568)	7.13
Non-vested as of September 30, 2020	2,843,827	6.50

As of September 30, 2020, there was $13.0 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted. The cost is expected to be recognized over a weighted-average period of 2.3 years and will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period using the straight-line method. During the three and nine months ended September 30, 2020, the Company recorded a total expense of $2.0 million and $8.0 million, respectively, related to RSU awards granted. During the three and nine months ended September 30, 2019, the Company recorded expenses of $2.1 million and $6.2 million, respectively, related to RSU awards granted.

As part of the separation agreement with Mr. Shandell, the Company agreed to accelerate the vesting of 80% of his RSU awards. As a result of this modification, the Company incurred share-based compensation expense of $1.6 million, which is included within general and administrative expenses in the condensed consolidated statement of operations for the nine months ended September 30, 2020.

As of September 30, 2020, there was $14.0 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted. The cost is expected to be recognized over a weighted-average period of 2.3 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
		Value of RSUs
		Issued
	Total RSUs	as
	Issued	Compensation(1)
		(in thousands)
RSUs outstanding at December 31, 2019	1,099,496
RSUs granted	731,921	$9,896
RSUs forfeited	(39,434)
RSUs vested(2)	(626,772)
RSUs outstanding at September 30, 2020	1,165,211
(1)	The total fair market value is derived from the number of RSUs granted times the stock price on the date of grant.
(2)	Of the vested RSUs, 239,801 shares of common stock were surrendered to fulfill tax withholding obligations.

The 2018 ANP Equity Incentive Plan

In December 2018, ANP’s board of directors approved the 2018 Plan, which is set to expire in December 2023. The 2018 Plan permits the grant of stock options and other equity awards in ANP shares to ANP employees. During the nine months ended September 30, 2020, ANP has granted 2,433,445 stock options to its employees under the 2018 Plan. In 2019, 3,648,932 stock options were granted to its employees under the 2018 Plan. As of September 30, 2020, the number of stock options outstanding was 5,727,677. The options vest over a period of approximately four years and have up to a 10 year contractual term. For the three and nine months ended September 30, 2020, the Company recorded expense of $0.2 million and $0.5 million related to stock options issued by ANP under the 2018 Plan, respectively. For the three and nine months ended September 30, 2019, the Company recorded expense of $0.1 million and $0.2 million related to stock options issued by ANP under the 2018 Plan, respectively.

The Company recorded the aggregated share-based compensation expense in the consolidated statement of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Cost of revenues	$947	$701	$3,276	$2,939
Operating expenses:
Selling, distribution, and marketing	120	96	350	285
General and administrative	2,899	3,138	11,170	8,577
Research and development	404	359	1,369	1,199
Total share-based compensation	$4,370	$4,294	$16,165	$13,000

Note 16. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the three and nine months ended September 30, 2020 were approximately $0.4 million and $1.4 million, respectively, compared to the prior year expense of $0.3 million and $1.0 million for the three and nine months ended September 30, 2019, respectively.

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

The liability under the plan is based on a discount rate of 0.9% as of September 30, 2020 and December 31, 2019. The liability is included in accrued liabilities in the accompanying condensed consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.6 million and $2.4 million at September 30, 2020 and December 31, 2019, respectively. The Company recorded an immaterial amount of expense under the plan for the three and nine months ended September 30, 2020 and 2019.

Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The deferred compensation plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan’s obligations are payable upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants began contributing to the plan in January 2020. As of September 30, 2020, the plan assets and liabilities were valued at approximately $0.7 million and $0.8 million, respectively.

Note 17. Commitments and Contingencies

Purchase Commitments

As of September 30, 2020, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $46.6 million. The Company anticipates that most of these commitments with remaining terms in excess of one year will be fulfilled by the end of 2021.

In accordance with certain agreements between ANP and the Chinese government, in January 2010 and November 2012, the Company acquired certain land-use rights for $1.2 million and $1.3 million, respectively. As required by these agreements, the Company was committed to spend approximately $15.0 million in the related land development, which primarily included the construction of fixed assets according to a specific timetable. As of September 30, 2020, the Company has spent $15.8 million on such construction, fulfilling its commitment.

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

Vasopressin (20 units/mL) Patent Litigation

On December 20, 2018, Par Pharmaceutical, Inc., Par Sterile Products, LLC and Endo Par Innovation Company (collectively, “Par”) initiated a patent lawsuit by filing a Complaint against the Company in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. 9,375,478 (“the ‘478 Patent”), 9,687,526 (“the ‘526 Patent”), 9,744,209 (“the ‘209 Patent”), 9,744,239 (“the ‘239 Patent”), 9,750,785 (“the ‘785 Patent”) and 9,937,223

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(“the ‘223 Patent”) (collectively, “Par Patents”) with regard to the Company’s Abbreviated New Drug Application No. 211,857 for FDA approval to manufacture and sell Vasopressin (20 units/ mL). The parties resolved the litigation via settlement. On August 20, 2020, the parties filed a Stipulation of Dismissal pursuant to the settlement. On August 24, 2020, the Court entered the parties’ Stipulation of Dismissal.

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

On September 11, 2019, a former employee, Raquel Brenes, (“Brenes”), initiated an employment litigation against IMS et al. by filing a Complaint having individual and class action claims for alleged violations of various California labor laws pertaining to wage and hour, and other state laws. This Complaint was filed in the Superior Court of California, Los Angeles County. On September 18, 2019, Brenes filed a First Amended Complaint maintaining the individual and class action claims. On January 21, 2020, Brenes filed a Second Amended Complaint that alleges only Private Attorney General Act, or PAGA, claims and omitted the individual and class action claims. For these PAGA claims, the parties have a mediation scheduled in February 2021.

On February 24, 2020, IMS filed an Answer to the Second Amended Complaint. On February 14, 2020, Brenes filed another Complaint against IMS in the Superior Court of California alleging various individual claims relating to disability discrimination and retaliation. For these individual claims, Brenes filed a demand for arbitration on August 31, 2020. The Company intends to vigorously defend this employment litigation.

b.	Robert Navarrette

On April 7, 2020, a former employee, Robert Navarrette (“Navarrette”), filed a PAGA lawsuit against IMS and Amphastar Pharmaceuticals, Inc. in the Superior Court of California, Los Angeles County. Navarrette has agreed to the mediation scheduled in February 2021 with Brenes. In this PAGA lawsuit, Navarrette alleges various wage and hour claims. The Company intends to vigorously defend this employment litigation.

c.	Priscilla Ramirez

On April 10, 2020, ex-employee Priscilla Ramirez provided written notice to Amphastar Pharmaceuticals, Inc. that she intends to file a PAGA lawsuit for alleged violations of various California labor laws pertaining to wage and hour. On May 29, 2020, Ramirez filed this PAGA lawsuit against the Company. On August 4, 2020, Ramirez served this PAGA lawsuit on our Company. The parties have agreed to a mediation scheduled in April 2021. The Company intends to vigorously defend this lawsuit.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Litigation

The Company is also subject to various other claims, arbitrations, and lawsuits from time to time arising in the ordinary course of business, including contractual employment matters.

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

Our largest products by net revenues currently include Primatene Mist®, phytonadione, enoxaparin sodium injection, lidocaine jelly sterile solution, and naloxone hydrochloride injection. In July 2019, we began a national digital, radio, and television campaign for our over-the-counter product Primatene Mist®, which will continue throughout 2020. During the second quarter of 2020, we launched our Epinephrine Injection, USP 30mg/30mL Multiple Dose Vial product.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the world, including locations where we operate, such as the United States, China and France. We have been actively monitoring the COVID-19 pandemic and its impact globally. In late January 2020, China implemented extensive curfews and travel restrictions to control the outbreak, and started easing these restrictions in March 2020. Our business operations in China experienced a temporary disruption but resumed full operations in February 2020. In March 2020, France also implemented a stay-at-home order limiting movement and restricting travel, however, we were deemed to be an essential business and was not impacted by the restrictions. In

March 2020, the Governors of the States of California and Massachusetts declared a health emergency and issued orders to close all nonessential businesses; as a specialty pharmaceutical company we were deemed to be an essential business. In June 2020, some of the restrictions were eased or lifted. Currently, our production facilities in all of our locations continue to operate as they had prior to the COVID-19 pandemic with very little change, other than for enhanced safety measures intended to prevent the spread of the virus.

As a result of the COVID-19 pandemic, during the first quarter and second quarter, sales of Primatene Mist® and certain hospital products increased, while sales of certain products frequently used in elective produces, such as Cortrosyn® and lidocaine jelly, decreased. During the third quarter of 2020, sales of these products returned to levels closer to those experienced prior to the COVID-19 pandemic. Also, some of our ongoing clinical trials have experienced short-term interruptions in the recruitment of patients due to the COVID-19 pandemic, as hospitals prioritize their resources towards the COVID-19 pandemic and governments impose travel restrictions.

It is not possible at this time to estimate the complete impact that COVID-19 could have on our business, including our customers and suppliers, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Infections may resurge or become more widespread and the limitation on our ability to travel and timely sell and distribute our products, as well as any closures or supply disruptions, may be extended for longer periods of time, all of which would have a negative impact on our business, financial condition and operating results.

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

Business Segments

As of September 30, 2020, our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) API products. The finished pharmaceutical products segment manufactures, markets, and distributes Primatene Mist®, enoxaparin, naloxone, phytonadione, lidocaine, epinephrine, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes RHI API and porcine insulin API for external customers and internal product development. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Segment Reporting.”

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Net revenues

	Three Months Ended
	September 30,		Change
	2020	2019	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$81,335	$75,729	$5,606	7%
API	2,096	4,408	(2,312)	(52)%
Total net revenues	$83,431	$80,137	$3,294	4%
Cost of revenues
Finished pharmaceutical products	$41,789	$40,737	$1,052	3%
API	5,134	4,148	986	24%
Total cost of revenues	$46,923	$44,885	$2,038	5%
Gross profit	$36,508	$35,252	$1,256	4%
as % of net revenues	44%	44%

The increase in net revenues of finished pharmaceutical products for the three months ended September 30, 2020 was due to the following changes:

	Three Months Ended
	September 30,		Change
	2020	2019	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
Primatene Mist®	$12,988	$3,654	$9,334	255%
Enoxaparin	11,647	9,573	2,074	22%
Lidocaine	10,657	11,670	(1,013)	(9)%
Phytonadione	10,470	10,916	(446)	(4)%
Naloxone	8,739	10,613	(1,874)	(18)%
Epinephrine	5,370	3,756	1,614	43%
Other finished pharmaceutical products	21,464	25,547	(4,083)	(16)%
Total finished pharmaceutical products net revenues	$81,335	$75,729	$5,606	7%

The increase in sales of Primatene Mist® in the third quarter of 2020 was a result of the continued success of our nationwide digital, television and radio campaign, which will continue throughout 2020. Additionally, sales of Primatene Mist® increased as we began selling online on Amazon earlier this year and began shipments in September to Kroger, the largest grocery store chain in the United States. Sales of enoxaparin increased during the quarter primarily due to higher unit volumes. Epinephrine sales increased primarily due to the launch of our approved epinephrine injection, USP 30mg/30mL multiple dose vial in the second quarter of 2020, which had sales of $2.8 million during the third quarter. Naloxone sales decreased primarily due to lower average selling price because of increased competition. Lidocaine and other finished pharmaceutical product sales decreased due to lower unit volumes, largely due to competitors returning to their normal distribution levels.

We anticipate that the sales of naloxone and enoxaparin will continue to fluctuate in the future as a result of changing levels of competition.

Sales of API decreased primarily due to the timing of customer purchases.

We anticipate that sales of API will continue to fluctuate and may decrease due to the inherent uncertainties related to sales to MannKind Corporation pursuant to a supply agreement with them. In addition, most of our API sales are denominated in euros, and the fluctuation in the value of the euros versus the U.S. dollar has had, and will continue to have, an impact on API sales in the near term.

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. We had no significant backlog as of September 30, 2020. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross margins

Gross margins were relatively unchanged during the three months ended September 30, 2020. Higher margins associated with increased sales of Primatene Mist® and the recently launched epinephrine injection multiple dose vial, were offset by a decrease in sales of naloxone and other finished pharmaceutical products which also have higher margins.

The cost of heparin, which is the starting material for enoxaparin, has increased and is expected to increase further, putting downward pressure on our gross margins. However, we believe that this trend will be offset by sales of our higher-margin products, such as epinephrine multi dose vial, and Primatene Mist®. Additionally, we have not seen significant supply disruptions due to the COVID-19 pandemic at this time, but we are carefully monitoring our supply chain for any potential problems.

Selling, distribution and marketing, and general and administrative

	Three Months Ended
	September 30,		Change
	2020	2019	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$3,673	$3,221	$452	14%
General and administrative	$11,674	$11,021	$653	6%

The increase in selling, distribution, and marketing expenses was primarily due to marketing and distribution expenses related to Primatene Mist®, including the cost of a national digital, television and radio marketing campaign which began in July 2019. The increase in general and administrative expense primarily relates to an increase in legal expenses.

We expect that selling, distribution and marketing expenses will increase due to the increase in marketing expenditures for Primatene Mist®. Legal fees may fluctuate due to the timing of patent challenges and other litigation matters.

Research and development

	Three Months Ended
	September 30,		Change
	2020	2019	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$6,774	$6,979	$(205)	(3)%
Clinical trials	2,544	2,238	306	14%
FDA fees	44	194	(150)	(77)%
Testing, operating and lab supplies	3,344	4,770	(1,426)	(30)%
Depreciation	2,590	2,171	419	19%
Other expenses	2,348	2,254	94	4%
Total research and development expenses	$17,644	$18,606	$(962)	(5)%

Clinical trial expense increased due to external studies related to our generic inhalation product pipeline, our insulin biosimilar programs and our intranasal epinephrine program.

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

Income tax provision

	Three Months Ended
	September 30,		Change
	2020	2019	Dollars	%

	(in thousands)
Income tax provision	$2,285	$598	$1,687	NM
Effective tax rate	32%	38%

The difference in income tax provision was primarily due to differences in pre-tax income positions.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net revenues

	Nine Months Ended
	September 30,		Change
	2020	2019	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$243,568	$224,003	$19,565	9%
API	10,357	14,971	(4,614)	(31)%
Total net revenues	$253,925	$238,974	$14,951	6%
Cost of revenues
Finished pharmaceutical products	$129,775	$122,159	$7,616	6%
API	17,642	18,273	(631)	(3)%
Total cost of revenues	$147,417	$140,432	$6,985	5%
Gross profit	$106,508	$98,542	$7,966	8%
as % of net revenues	42%	41%

The increase in net revenues of the finished pharmaceutical products for the nine months ended September 30, 2020, was due to the following changes:

	Nine Months Ended
	September 30,		Change
	2020	2019	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
Primatene Mist®	$38,333	$9,063	$29,270	323%
Phytonadione	32,188	33,477	(1,289)	(4)%
Enoxaparin	31,033	33,895	(2,862)	(8)%
Lidocaine	28,922	33,731	(4,809)	(14)%
Naloxone	26,337	25,810	527	2%
Epinephrine	16,317	9,574	6,743	70%
Other finished pharmaceutical products	70,438	78,453	(8,015)	(10)%
Total finished pharmaceutical products net revenues	$243,568	$224,003	$19,565	9%

The increase in sales of Primatene Mist® for the nine months ended September 30, 2020 was a result of the continued success of our nationwide digital, television and radio campaign, which will continue throughout 2020. Additionally, sales of Primatene Mist® increased as we began selling online on Amazon earlier this year and began shipments in September to Kroger, the largest grocery store chain in the United States. The increase in epinephrine was primarily due to an increase in unit volumes relating to the launch of our epinephrine injection, USP 30mg/30mL multiple dose vial product in the second quarter of 2020. The decrease in sales of enoxaparin relates to a decrease in unit volume of $5.5 million, which was partially offset by an increase in average selling price. During the first half of 2020, we experienced lower demand for certain products which are frequently used in elective procedures, including lidocaine jelly and some products such as Cortrosyn® which are included in other finished pharmaceutical products. We attribute these declines in products used in elective procedures to a nationwide decline in these procedures by hospitals and individuals in response to the COVID-19 pandemic. These declines were partially offset by a $5.5 million increase in sales of sodium bicarbonate, included in other finished pharmaceutical products, as we were able to utilize the new production line approved by the FDA earlier in the year to meet strong market demand.

We anticipate that the sales of naloxone and enoxaparin will continue to fluctuate in the future as a result of changing levels of competition.

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

Gross margins

The increase in sales of Primatene Mist® and the launch of epinephrine injection multiple dose vial, which are both higher-margin products, helped increase our gross margins for the nine months ended September 30, 2020. Gross margins for Primatene Mist® were magnified by the use of API and components which were expensed to pre-launch inventory in prior years. These trends were partially offset by inventory reserves, including a $3.8 million reserve for crude heparin purchases and commitments at ANP.

The cost of heparin, which is the starting material for enoxaparin, has increased and is expected to increase further, putting downward pressure on our gross margins. However, we believe that this trend will be offset by sales of our higher-margin products, such as Primatene Mist®, and epinephrine multi dose vials, which were launched over the past few years. Additionally, we have not seen significant supply disruption due to the COVID-19 pandemic at this time, but we are carefully monitoring for any potential problems.

Selling, distribution and marketing, and general and administrative

	Nine Months Ended
	September 30,		Change
	2020	2019	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$10,993	$9,354	$1,639	18%
General and administrative	$38,344	$39,774	$(1,430)	(4)%

The increase in selling, distribution, and marketing expenses was primarily due to marketing and distribution expenses related to Primatene Mist®, including the cost of a national digital, television and radio marketing campaign which began in July 2019. The decrease in general and administrative expense was primarily due to a decrease in legal expenses as a result of the enoxaparin patent and antitrust litigation settlement reached in the second quarter of 2019. This was partially offset by an expense of $4.9 million relating to cash compensation and share-based compensation expense in connection with a separation agreement with a former executive during the second quarter of 2020.

For more information regarding litigation matters, see “Part I – Item 1. Financial Statements –Notes to Condensed Consolidated Financial Statements – Litigation.”

We expect that selling, distribution and marketing expenses will increase due to the increase in marketing expenditures for Primatene Mist®. Legal fees may fluctuate due to the timing of patent challenges and other litigation matters.

Research and development

	Nine Months Ended
	September 30,		Change
	2020	2019	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$19,676	$19,621	$55	0%
Pre-launch inventory	—	158	(158)	(100)%
Clinical trials	6,428	5,471	957	17%
FDA fees	133	598	(465)	(78)%
Testing, operating and lab supplies	9,375	11,220	(1,845)	(16)%
Depreciation	7,397	6,447	950	15%
Other expenses	6,087	5,694	393	7%
Total research and development expenses	$49,096	$49,209	$(113)	(0)%

Clinical trial expense increased due to external studies related to our generic inhalation product pipeline, our insulin biosimilar programs and our intranasal epinephrine program.

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

Other income, net

	Nine Months Ended
	September 30,		Change
	2020	2019	Dollars	%

	(in thousands)
Other income, net	$3,078	$58,172	$(55,094)	NM

In June 2019, we recognized a gain of $59.9 million relating to our settlement of the enoxaparin patent and antitrust litigation with Momenta Pharmaceuticals, Inc. and Sandoz Inc. For more information regarding litigation matters, see “Part I – Item 1. Financial Statements –Notes to Condensed Consolidated Financial Statements – Litigation.”

Income tax provision

	Nine Months Ended
	September 30,		Change
	2020	2019	Dollars	%

	(in thousands)
Income tax provision	$4,490	$13,292	$(8,802)	NM
Effective tax rate	39%	23%

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

As of September 30, 2020, our foreign subsidiaries collectively held $12.6 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months from the filing date of this Quarterly Report. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

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

Working capital increased by $14.6 million to $179.8 million at September 30, 2020, compared to $165.2 million at December 31, 2019.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$40,373	$36,110
Investing activities	(24,239)	(43,175)
Financing activities	(2,019)	6,599
Effect of exchange rate changes on cash	110	(260)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$14,225	$(726)

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $40.4 million for the nine months ended September 30, 2020, which included net income of $6.9 million. Non-cash items were primarily comprised of $15.7 million of depreciation and amortization, and $16.2 million of share-based compensation expense.

Additionally, for the nine months ended September 30, 2020, there was a net cash outflow from changes in operating assets and liabilities of $4.9 million, which resulted from an increase in accounts receivable, which was partially offset by a decrease in inventory, as well as an increase in accounts payable and accrued liabilities. The increase in accounts receivable was due to the timing of sales. Accounts payable and accrued liabilities increased primarily due to the timing of payments.

Net cash provided by operating activities was $36.1 million for the nine months ended September 30, 2019, which included net income of $45.8 million. Non-cash items were primarily comprised of $13.3 million of depreciation and amortization, and $13.0 million of share-based compensation expense. Additionally, there was a net cash outflow from changes in operating assets and liabilities of $48.9 million which resulted from the decrease in accounts receivable, offset by an increase in inventory, as well as a decrease in accounts payable and accrued liabilities. The decrease in accounts receivable was due to the timing of sales in the quarter. The increase in inventory was partially due to increased purchases of raw materials and production of finished goods resulting in a net increase of $31.0 million of enoxaparin and a net increase of $8.9 million of Primatene Mist® inventory. We plan to utilize our deferred tax credits to offset a significant portion of the tax liability related to 2019 U.S. federal and California state taxable income. Accounts payable and accrued liabilities decreased primarily due to the timing of payments.

Investing Activities

Net cash used in investing activities was $24.2 million for the nine months ended September 30, 2020, primarily as a result of $24.5 million in purchases of property, plant, and equipment, which included $5.9 million incurred in the United States, $2.7 million in France, and $15.9 million in China.

Net cash used in investing activities was $43.2 million for the nine months ended September 30, 2019, primarily as a result of $33.1 million in purchases of property, plant, and equipment, which included $7.3 million incurred in the United States, $6.6 million in France, and $19.2 million in China. Additionally, we purchased $9.8 million in short-term investments.

Financing Activities

Net cash used in financing activities was $2.0 million for the nine months ended September 30, 2020, primarily as a result of $21.0 million used to purchase treasury stock offset by $21.3 million in net proceeds from the settlement of share-based compensation awards under our equity plans. Additionally, we also made $6.3 million in principal payments on our long-term debt and received $4.1 million from borrowings on our lines of credit, of which $3.1 million was converted into an equipment loan during the year.

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

Contractual Obligations

There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except that our outstanding debt obligations have changed as follows:

	September 30,	December 31,
	2020	2019	Change

	(in thousands)
Short-term debt and current portion of long-term debt	$12,167	$7,741	$4,426
Long-term debt	32,903	39,394	(6,491)
Total debt	$45,070	$47,135	$(2,065)

As of September 30, 2020, we had $59.2 million in unused borrowing capacity under revolving lines of credit with Cathay Bank, East West Bank, and China Merchant Bank.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Our business and operations have been impacted in the past, and may be impacted in the future, in the event of system breach or failure.

We, our collaborators, third-party providers, distributors, customers and other contractors utilize information technology systems and networks, including internet-based system, to transmit, store and otherwise process electronic data in connection with our business activities, including our supply chain processes, operations and communications. This includes our clinical data and business proprietary information, Electronic Data Interchange, or EDI, on purchase orders, invoices, chargebacks, etc. We, and others on our behalf, also collect and process certain personal data, including about our personnel, business partners, and others, which may be subject to applicable data protection laws and regulations that require adoption of minimum information security standards. The cost of compliance with applicable data protection laws and regulations have increased and may increase in the future. Despite our implementation of security measures to protect the confidentiality, integrity, and availability of the systems and data within our control from various threats (e.g., cyber-attack, insider threat, accidental disclosure, intellectual property theft and economic espionage, natural disaster, war, terrorism, telecommunications and electrical outage), risks remain, and our systems and networks and the systems and networks of third parties that support us and our services may be breached due to these threats. System breaches, malware, ransomware, computer hacking, and insider threats have become more prevalent, and experts have warned that the COVID-19 pandemic has resulted in increased threats and malicious activity.

Potential legal (regulatory or contractual), financial, operational, and reputational harm may arise from the accidental or unlawful destruction, damage, loss, unavailability, alteration, impairment, misuse, unauthorized disclosure of, or unauthorized access to (i) our data, which is transmitted, stored or otherwise processed by us or by collaborators, third-party providers, distributors and other contractors on our behalf (a “data security incident”); and (ii) the systems upon which we rely for our operations (an “other event”). For example:

●	The accidental or unlawful loss, unavailability or alteration of clinical trial data from completed or ongoing clinical trials for any of our product candidates could affect our ability to operate, result in delays in our development and regulatory approval efforts, and significantly increase our costs to recover or reproduce the data.
●	The size and complexity of our systems may make them potentially vulnerable to breakdown or interruption, whether due to computer viruses or other causes, which may result in the loss of key information or the impairment of production and other supply chain processes, adversely affecting our business.
●	Any data security incident or other event, either on its own or as a pattern, may require costly response and remediation efforts, trigger notification obligations under breach notification laws, result in litigation or adverse regulatory action arising from or related to such an incident or event, and result in significant additional expense to implement further data protection measures. Integrating the systems and data of any acquired entity may in some cases further increase these risks due to unforeseen threats and vulnerabilities.
●	Similarly, any data security incident or other event experienced by our collaborators, third-party providers, distributors and other contractors may hinder our product development, supply chain, other business operations, or our regulatory and contractual obligations to others, and could also give rise to litigation or adverse regulatory action.

We have experienced and may continue to experience cyberattacks of varying degrees from time to time. In the second quarter of 2020, we were subject to a cyber-event that resulted in a temporary disruption to some of our internal computer systems. In response to this incident, we engaged a third-party forensic expert to investigate, and determined that cyber criminals illegally obtained certain personal information of certain current and former employees. We notified affected individuals and regulators, as we deemed was required or appropriate. We have incurred costs to respond to this incident and may continue to incur costs to support our efforts to enhance our security measures.

There can be no assurance that we will be successful in preventing other data security incidents or events nor that we will be successful in mitigating their effects, despite the implementation of security measures for systems and data within our control. Similarly, there can be no assurance that our collaborators, third-party providers, distributors and other contractors will be successful in protecting our data on their systems or in protecting other systems upon which we may rely. Any such data security incident or other event could have a material adverse effect on our business and prospects.

Some of our products are marketed without FDA approval and may be subject to enforcement actions by the FDA.

Some of our prescription products are marketed without FDA approval. These products, like many other prescription drugs on the market that have not been formally evaluated as being effective by the FDA, contain active ingredients that were first marketed prior to the enactment of the Federal Food, Drug, and Cosmetic Act, or FFDCA. The FDA has assessed these products in a program known as the “Prescription Drug Wrap-Up” and has stated that these drugs cannot be lawfully marketed unless they comply with certain “grandfather” exceptions to the definition of “new drug” in the FFDCA. These exceptions have been strictly construed by FDA and by the courts, and the FDA has stated that it is unlikely that any of the unapproved prescription drugs on the market, including certain of our drugs, qualify for the exceptions. At any time, the FDA may require that some or all of our unapproved prescription drugs be submitted for approval and may direct us to recall these products and/or cease marketing the products until they are approved. The FDA may also take enforcement actions based on our marketing of these unapproved products, including but not limited to the issuance of an untitled letter or a warning letter, judicial action seeking an injunction, product seizure and/or civil or criminal penalties. The enforcement posture could change at any time and our ability to market such drugs could terminate with little or no notice. Moreover, if our competitors seek and obtain approval and market FDA-approved prescription products that compete against our unapproved prescription products, we would be subject to a higher likelihood that the FDA may seek to take action against our unapproved products. Such competitors have brought and may bring claims against us alleging unfair competition or related claims.

As a result of our meetings with the FDA in 2009, we decided to discontinue all of our products that were subject to the Prescription Drug Wrap-Up program, with the exception of epinephrine in vial form. These products were all produced at our subsidiary, IMS. During the third quarter of 2010, the FDA requested that we reintroduce several of the withdrawn products to help address a national drug shortage, while we prepared and filed applications for approval of the products. Between August and October 2010, we reintroduced morphine, dextrose, and epinephrine prefilled syringes.

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

The FDA granted approval of our Atropine Sulfate Injection 0.1mg/mL in the 10mL Luer-Jet® Prefilled Syringe in October 2020.

For the years ended December 31, 2019, 2018, and 2017, we recorded net revenues of $27.1 million, $19.1 million, and $14.9 million, respectively, from our unapproved products. For the nine months ended September 30, 2020 and 2019, we recorded net revenues of $19.0 million and $19.6 million, respectively, from our unapproved products. Our unapproved products currently on the market include: morphine, dextrose and epinephrine prefilled syringes. We have filed two ANDAs and one NDA with respect to our remaining unapproved products in order to mitigate all risk associated with the marketing of unapproved drug products. Prior to the approval of our ANDA and NDA submissions, we continue to operate in compliance with the FDA Compliance Policy Guide, CPG Sec. 440.100 Marketed New Drugs Without Approved NDAs and ANDAs.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock:

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
July 1 – July 31, 2020	67,420	$20.77	67,420	—
August 1 – August 31, 2020	76,931	20.33	76,931	—
September 1 – September 30, 2020	69,905	19.46	69,905	—
(1)	During the third quarter of 2020, we repurchased shares of our common stock as part of the share buyback program authorized by our Board of Directors on November 4, 2019. In August 2020, our Board of Directors authorized an increase of $20.0 million to our share buyback program. As of September 30, 2020, $20.8 million remained available under such program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Equipment Line of Credit, dated September 1, 2020, between International Medication Systems, Limited and East West Bank in the original sum of $10,000,000.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: November 6, 2020

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 6, 2020