Form 10-K
period 2020-12-31
Amphastar Pharmaceuticals, Inc.
filed 2021-03-15
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of Common Stock on such date as reported by Nasdaq Global Select Market, was approximately $566,686,688. Shares of common stock known to be held by directors, executive officers and holders of 5% or more of the outstanding common stock of the registrant are not included in the computation. No determination has been made that such persons are “affiliates” of the registrant for any other purpose.

At March 8, 2021, there were 47,432,937 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year to which this report relates in connection with its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Amphastar Pharmaceuticals, Inc.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements relate to future events or future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the sales and marketing of our products;
●	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;
●	the impact of the COVID-19 pandemic and related responses of business and governments to the pandemic on our operations and personnel, and on commercial activity and demand across our business operations and results of operations;
●	interruptions to our manufacturing and production as a result of natural catastrophic events or other causes beyond our control such as power disruptions or widespread disease outbreaks, such as the COVID-19 pandemic;
●	global, national and local economic and market conditions, specifically with respect to geopolitical uncertainty, and the COVID-19 pandemic;
●	the timing and likelihood of U.S. Food and Drug Administration, or FDA, approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;
●	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;
●	our ability to compete in the development and marketing of our products and product candidates;
●	our expectations regarding the business expansion plans for our Chinese subsidiary, ANP;
●	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;
●	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our active pharmaceutical ingredient, or API, customers;
●	the potential for our marketed products to be withdrawn due to patient adverse events or deaths, or if we fail to secure FDA approval for products subject to the Prescription Drug Wrap-Up program;
●	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;
●	the amount of price concessions or exclusion of suppliers adversely affecting our business;
●	our ability to establish and maintain intellectual property protection for our products and our ability to successfully defend our intellectual property in cases of alleged infringement;
●	the implementation of our business strategies, product development strategies and technology utilization;
●	the potential for exposure to product liability claims;
●	future acquisitions, divestitures or investments, including the anticipated benefits of such acquisitions, divestitures or investments;
●	our ability to expand internationally;
●	economic and industry trends and trend analysis;
●	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
●	the impact of trade tariffs, export or import restrictions, or other trade barriers;

●	the impact of Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate including the potential for drug price controls;
●	the impact of global and domestic tax reforms, including the Tax Cuts and Jobs Act of 2017, or the Tax Act, as amended by the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act;
●	the timing for completion and the validation of the new construction at our ANP and Amphastar facilities;
●	the timing and extent of share buybacks; and
●	our financial performance expectations, including our expectations regarding our backlog, revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability.

You should read this Annual Report and the documents that we reference elsewhere in this Annual Report completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. In particular, the extent of COVID-19’s impact on our business will depend on several factors, including the severity, duration and extent of the pandemic, all of which continue to evolve and remain uncertain at this time. We discuss many of these risks and uncertainties in greater detail in this Annual Report, particularly in Item 1A. “Risk Factors.” These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report regardless of the time of delivery of this Annual Report, and such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report.

Unless expressly indicated or the context requires otherwise, references in this Annual Report to “Amphastar,” “the Company,” “we,” “our,” and “us” refer to Amphastar Pharmaceuticals, Inc. and our subsidiaries.

Item 1. Business.

Overview

We are a bio-pharmaceutical company that focuses primarily on developing, manufacturing, marketing and selling technically-challenging generic and proprietary injectable, inhalation, and intranasal products, as well as insulin active pharmaceutical ingredient, or insulin API, products. We currently manufacture and sell over 20 products, the overwhelming majority of which are prescription pharmaceuticals. Since December 2018, we have sold our patented Primatene Mist® using a new hydrofluoroalkanes, or HFA, formulation as our sole over-the-counter product.

We are currently developing a portfolio of 13 generic abbreviated new drug applications, or ANDAs or NDAs, three biosimilar insulin product candidates and four proprietary product candidates, which are in various stages of development and target a variety of indications. Five ANDAs and one NDA are currently on file with the FDA.

For the years ended December 31, 2020, 2019, and 2018, we recorded net revenues of $349.8 million, $322.4 million, and $294.7 million, respectively. We recorded net income of $1.4 million and $48.9 million for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2018, we recorded a net loss of $5.7 million.

Our largest products by net revenues currently include Primatene Mist®, enoxaparin sodium injection, phytonadione, lidocaine jelly and sterile solution, epinephrine injection, and naloxone hydrochloride injection. In the fourth quarter of 2018, we launched our over-the-counter product Primatene Mist®. In July 2019, we began a national digital, radio, and television campaign for our over-the-counter product Primatene Mist®, which will continue throughout 2021. During the second quarter of 2020, we launched our epinephrine injection, USP 30mg/30mL multiple-dose vial product. In December 2020, the FDA granted approval of our glucagon for injection emergency kit, 1mg, and we launched this product in the first quarter of 2021.

Our multiple technological capabilities enable the development of technically challenging products with limited competition. These capabilities include characterizing complex molecules, analyzing and synthesizing peptides and proteins, conducting immunogenicity studies, engineering particles and improving drug delivery through sustained-release technology. These technological capabilities have enabled us to produce bioequivalent versions of complex drugs and support the development and manufacture of a broad range of dosage formulations, including solutions, emulsions, suspensions and lyophilized products, as well as products administered via pre-filled syringes, vials, nasal sprays, metered-dose inhalers, or MDIs, and dry powder inhalers, or DPIs.

Our primary strategic focus is to develop and commercialize products with high technical barriers to market entry. We are specifically focused on products that:

●	leverage our proprietary research and development capabilities;

●	require raw materials or APIs for which we believe we have a competitive advantage in sourcing, synthesizing, or manufacturing; and/or

●	improve upon an existing drug’s formulation with respect to drug delivery, safety and/or efficacy.

Not all of our products will include all of these characteristics. Moreover, we may opportunistically develop and commercialize product candidates with lower technical barriers to market entry if, for example, our existing supply chain and manufacturing infrastructure allow us to pursue a specific product candidate in a competitive and cost-effective manner.

To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. These acquisitions collectively have strengthened our core injectable and inhalation product technology infrastructure by providing additional manufacturing, marketing, and research and development capabilities, including the ability to manufacture raw materials, APIs and other components for our products.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the world, including locations where we operate, such as the United States, China and France. We have been actively monitoring the COVID-19 pandemic and its impact globally. Currently, our production facilities in all of our locations continue to operate as they had prior to the COVID-19 pandemic with few changes, other than for enhanced safety measures intended to prevent the spread of the virus.

As a result of the COVID-19 pandemic, during the first half of 2020, sales of Primatene Mist® and certain hospital products increased, while sales of certain products frequently used in elective procedures, such as Cortrosyn® and lidocaine products, decreased. During the second half of 2020, sales of these products returned to levels closer to those experienced prior to the COVID-19 pandemic. Also, some of our ongoing clinical trials have experienced short-term interruptions in the recruitment of patients due to the COVID-19 pandemic, as hospitals prioritize their resources towards the COVID-19 pandemic and governments impose travel restrictions. Additionally, some clinical trials experienced increased expenses due to new protocols to protect participants from COVID-19.

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

The COVID-19 pandemic has and will continue to adversely affect global economies and financial markets, resulting in an economic downturn that could affect demand for our products and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. We cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. We will continue to monitor the impact of COVID-19 on all aspects of our business. See Item 1A, “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Our Markets

We primarily target products with high technical barriers to market entry, with a particular focus on the injectable and inhalation markets. We also manufacture and sell certain APIs.

●	Injectable market. Based on a December 2020 IQVIA National Sales Perspective Report, the U.S. injectable drug market in 2020 was over $228 billion. Our generic development portfolio is targeting opportunities in over $20 billion of this market. The injectable market requires highly technical manufacturing capabilities and compliance with strict current Good Manufacturing Practice, or cGMP, requirements, which create high barriers to market entry. Due to these high barriers to market entry, there are a limited number of companies with the technology and experience needed to manufacture injectable products. There have also been a number of quality issues over the past several years that have disrupted the ability of certain injectable manufacturers to produce sufficient product quantity to meet market demand. As such, the supply of injectables has been constrained, even as demand for injectable products has continued to increase.
●	Inhalation market. Based on a December 2020 IQVIA National Sales Perspective Report, the U.S. inhalation drug market in 2020 was approximately $27.0 billion. Our generic development portfolio is targeting opportunities in over $8 billion of this market. Inhalation drug therapy is used extensively to treat respiratory conditions such as asthma and chronic obstructive pulmonary disease. The MDI is the most widely used device to deliver inhalation therapies. It uses pressurized gas, historically chlorofluorocarbons, or CFCs, and more recently HFAs, to release its dose when the patient activates the device. The DPI, which does not rely on a propellant, is also widely used. As in the case of injectables, there are significant technical barriers to manufacturing inhalation products. The evolution of inhalation delivery technologies from nebulizers and CFCs to HFAs and DPIs has required manufacturers of inhalation products to re-formulate their products, which in many cases may require technical engineering capabilities, additional regulatory approvals and modified delivery devices. Additionally, the development of generic HFA and DPI products requires bioequivalence studies for FDA approval.

Our Strengths

We have built our company by integrating the following capabilities and strengths that we believe enable us to compete effectively in the pharmaceutical industry:

●	Robust portfolio of products and product candidates. We have over 20 commercial products and over 20 product candidates at different stages of development. We also continue to develop our product candidates, which represent our longer-term growth opportunities.
●	Advanced technical capabilities and multiple delivery technologies. We have developed multiple advanced technical capabilities that we incorporate into the development of our products and product candidates, including characterization of complex molecules, peptide and protein analysis and synthesis, immunogenicity studies, particle engineering and sustained-release technology. In addition, we apply these capabilities across our injectable, inhalation and intranasal delivery technologies. Our injectable delivery technologies enable us to develop and manufacture generic and proprietary injectables in normal solution, lyophilized, suspension, jelly and emulsion forms, as well as in pre-filled syringes. Our inhalation technologies cover a variety of delivery methods, including DPIs and HFA formulations of MDIs. These technical capabilities form the foundation of our strategy to develop products with high barriers to market entry targeting a wide range of indications.
●	Vertically integrated infrastructure. We are a vertically integrated company with the demonstrated ability to advance a product candidate from the research and development stage through commercialization. Our capabilities include strong research and development expertise, sophisticated pharmaceutical engineering capabilities, comprehensive manufacturing capabilities (including the ability to synthesize and manufacture our own API), a strict quality assurance system, extensive regulatory and clinical experience and established marketing and distribution relationships. We believe our vertical integration allows us to achieve better operating efficiencies, accelerated product development and internal control over product quality.

●	Experienced management team with deep scientific expertise. Our management team has a successful track record in product development, project management, quality assurance, acquisitions and sales and marketing, as well as established relationships with our key customers, partners and suppliers. Our research and development leadership has deep expertise in areas including pharmaceutical formulation, process development, in vivo and in vitro studies, analytical chemistry, physical chemistry, drug delivery and clinical research. We believe that our scientific and technical expertise, coupled with our management team’s business, legal, regulatory, and business development experience will enable us to successfully expand our position with respect to our current products and establish a meaningful market position for our product candidates.

Our Strategy

Our goal is to be an industry leader in the development, manufacturing and marketing of technically challenging injectable and inhalation pharmaceutical products. To achieve this goal, we are pursuing the following key strategies:

●	Diversify our revenues by commercializing our product candidates. Assuming we are successful in developing and obtaining regulatory approvals, we plan to commercialize our product candidates and thereby diversify our sources of revenues. We have over 20 product candidates in various stages of development, including 13 generic ANDAs or NDAs, three biosimilar product candidates and four proprietary product candidates. We also expect to expand our internal sales and marketing capabilities and, in some cases, enter into strategic alliances with other pharmaceutical companies, to drive market penetration for our product candidates.
●	Focus on high-margin generic product opportunities. We believe that we have significant opportunities for growth driven by our technical expertise in the development of generic product candidates with high technical barriers to market entry. We believe that if these product candidates are commercialized, they are likely to face less competition than less technically challenging generic products, which may enable us to earn higher margins for a longer period of time. We believe that generic competition for these products is likely to be limited because of challenges in product development, manufacturing or sourcing of raw materials or APIs.
●	Develop proprietary products. We currently have four proprietary product candidates at various stages of development targeting a broad range of indications. We believe that proprietary products tend to face less competition than generic products due to market exclusivity, intellectual property protection and other barriers to entry. For these reasons, we believe that our proprietary products will provide us with the opportunity for higher margins and long-term revenue growth.
●	Leverage our vertically integrated infrastructure to drive operational efficiencies. We believe our vertically integrated infrastructure provides significant benefits including better operating efficiencies, accelerated product development and internal control over product quality. Our ability to manufacture our own API allows us to develop products that other companies may not focus on due to the uncertainty of API supply. In addition, our vertically integrated infrastructure, including our research and development capabilities, allows us to conduct technically challenging studies in-house. We believe this vertically integrated infrastructure has led, and will continue to lead, to a competitive portfolio of products and product candidates.
●	Target and integrate acquisitions of pharmaceutical companies, products and technologies. We have a demonstrated ability to identify, acquire and integrate pharmaceutical companies, products and technologies to complement our internal product development capabilities. Companies we have acquired include (1) International Medication Systems, Limited or IMS, (2) Armstrong Pharmaceuticals, Inc. or Armstrong, (3) Nanjing Puyan Pharmaceutical Technology Co., Ltd. (which we renamed Amphastar Nanjing Pharmaceuticals Co., Ltd.), or ANP, (4) Nanjing Letop Medical Technology Co. Ltd. (which we renamed Nanjing Letop Fine Chemistry Co. Ltd., or Letop, (5) Merck’s API Manufacturing Business in Éragny-sur-Epte, France, in connection with which, we established our French subsidiary, Amphastar France Pharmaceuticals, S.A.S., or AFP, and (6) International Medication Systems (UK) Limited, or IMS UK. Products we have acquired include Cortrosyn® and Epinephrine Mist, as well as trade names such as Primatene®. We believe that our scientific and managerial expertise and our integration experience have improved the quality of the product lines and companies that we have acquired, which has had, and we

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

●	Injectable. Our injectable product technologies enable us to develop and manufacture generic and proprietary injectables in liquid, lyophilized, suspension and emulsion forms, as well as the use of pre-filled syringes to facilitate the safety and conveniences to users. We have multiple injectable manufacturing facilities that include aseptic filling lines dedicated to the sterile production of injectable products. Additionally, we maintain compliance with cGMP regulations, which has enabled us to obtain regulatory approvals and support commercial supply.
●	Inhalation and Intranasal. We are focused on developing a broad range of generic and proprietary inhalation and intranasal products utilizing a variety of delivery technologies. We have expertise in formulating HFA-based MDIs and DPIs as well as packaging our inhalation drugs in blister packs and other forms which can be used for loading our products into a variety of inhalation devices. As with our injectable products, we maintain compliance with cGMP regulations, which we believe will enable us to obtain regulatory approvals and support commercial supply. Additionally, we have extensive formulation and clinical experience in developing complex formulations that can be administered by intranasal delivery.

We have advanced capabilities that enable us to focus on developing technically challenging products.

●	Characterization of complex molecules. Characterization of complex molecules includes a determination of physicochemical properties, biological activity, immunochemical properties and purity. Such characterization is important in the development of a generic product that is considered the same as a reference drug product, which in turn allows the generic drug developer to demonstrate such “sameness” to the FDA, which ultimately allows for interchangeability with the reference drug product. Complex drugs typically have large molecules composed of a mixture of molecules that differ very slightly from one another. These slight variances make such complex molecules difficult to characterize. We have developed analytical tools that have enabled us to characterize complex molecules in our products and product candidates. We believe that we have the technology to develop a variety of additional analytical tools that will enable us to characterize other complex molecules, including peptide and protein-based products.
●	Immunogenicity. The ability of an antigen to elicit immune responses is called immunogenicity. Unwanted immunogenicity, which is strongly linked with peptide and protein drug products, occurs when a patient mounts an undesired immune response against a drug therapy. As a result, the FDA has signaled that they may require immunogenicity studies as part of the new pathway for biosimilars and biogenerics. In the past, the FDA has required these studies in connection with the approval of products with complex molecules. We have gained expertise in immunogenicity by performing immunogenicity studies in connection with the FDA approval process for our enoxaparin product. We believe that our experience in conducting these difficult immunogenicity studies will be of primary importance in our future efforts to develop complex molecules, biosimilar and biogeneric product candidates.
●	Peptide and protein product development and production. The development of peptide and protein drug products utilizes our characterization technology and immunogenicity studies, synthetic capabilities, as well as recombinant DNA, or rDNA, API manufacturing technology. We have experience in the use of rDNA manufacturing technology, which includes the genetic engineering of host cells, fermentation to promote cell culture growth and isolation and purification of the desired protein from the cell culture. Testing is required to ensure that only the desired protein is included in the finished product through each step. We believe that this technology will allow us to develop protein and peptide drug products. We received the first-ever FDA approval of a generic version of Glucagon for Injection Emergency Kit. The FDA determined our approved peptide product to be bioequivalent and therapeutically equivalent to the reference listed drug, which has rDNA origin.

●	Particle engineering. Particle engineering is important in the field of pulmonary drug delivery as there is a direct relationship between the properties of a particle and its absorption by the lungs. We believe our expertise and our technology, which is applicable to both particle engineering and physical chemistry, allows us to engineer the size, shape, surface smoothness and distribution of particles to develop inhalation products that are more easily dispersed through targeted areas. We believe this expertise will allow us to formulate difficult to disperse inhalation products as well as demonstrate to the FDA the sameness to the reference listed drugs.
●	Sustained-release. We have developed technology aimed at improving drug delivery through sustained-release injectable products. The purpose of our sustained-release technology is to create products that require less dosing frequency, which we believe can lead to the diminishing of fluctuations of drug concentrations in a patient’s bloodstream that would otherwise require more frequent dosing. We plan to use our sustained-release technology to develop both generic and proprietary products.
●	Novel formulation. We have the capability to develop novel formulation to enhance drug delivery. For certain intranasal medications, novel formulation might be required to increase the drug’s absorption rate to be able to deliver the medication in a safe and efficacious manner. We plan to use our novel formulation with our intranasal epinephrine product.

Finished Pharmaceutical Products

Our Marketed Products

We currently manufacture and sell over 20 products in our finished pharmaceutical product segment. The following is a description of products in our existing portfolio.

Primatene Mist®

Primatene Mist®, an over-the-counter epinephrine inhalation product, is indicated for the temporary relief of mild symptoms of intermittent asthma. We developed an HFA version of Primatene Mist® to replace the over-the-counter CFC formulation of our Primatene Mist® product which was withdrawn for environmental reasons under the Montreal Protocol.

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

Glucagon for Injection Emergency Kit

Glucagon for injection is a difficult to manufacture injectable product. We received the first-ever FDA approval of a generic version of rDNA Glucagon in the fourth quarter of 2020. Using dedicated process and sophisticated characterization technology, we demonstrated to the FDA that our highly purified synthetic peptide product is bioequivalent and therapeutically equivalent to the reference listed drug, or RLD, which is an rDNA product. Glucagon for injection emergency kit is indicated for the treatment of severe hypoglycemia and for use as a diagnostic aid.

Naloxone

We sell two versions of naloxone injections indicated for the emergency treatment of known or suspected opioid overdose.

Other Marketed Products

Other finished pharmaceutical products that we currently market include the following:

●	Cortrosyn® (cosyntropin for injection), a lyophilized powder that is indicated for use as a diagnostic agent in the screening of patients with adrenocortical insufficiency;
●	Amphadase®, a bovine-sourced hyaluronidase injection that is used as an adjuvant in subcutaneous fluid administration for achieving hydration, to increase absorption and dispersion of other injected drugs, and in subcutaneous urography for improving absorption of radiopaque agents;
●	Epinephrine injection, indicated for emergency treatment of allergic reactions, including anaphylaxis, and to increase mean arterial blood pressure in adult patients with hypotension associated with septic shock
●	Lidocaine jelly, a local anesthetic product used primarily for urological procedures;
●	Lidocaine topical solution, a local anesthetic used for a variety of procedures;
●	Phytonadione injection, an injection of Vitamin K1 that is used for newborn babies;
●	Our portfolio of emergency syringe products, including critical care drugs such as atropine, calcium chloride, dextrose, epinephrine, lidocaine, and sodium bicarbonate, that are provided in pre-filled syringes and are designed for emergency use in hospital settings;
●	Morphine injection in prefilled syringe, pain management product indicated for use with Patient Controlled Analgesia (PCA) pumps;
●	Lorazepam injection, a sedative used prior to surgery and medical procedures;
●	Procainamide, indicated for the treatment of documented ventricular arrhythmias;
●	Neostigmine methylsulfate injection, a cholinesterase inhibitor used in the treatment of myasthenia gravis and to reverse the effects of muscle relaxants such as gallamine and tubocurarine;
●	Medroxyprogesterone acetate injectable suspension, indicated for the prevention of pregnancy; and
●	Isoproterenol hydrochloride injection, indicated for multiple uses including mild or transient episodes of heart block that do not require electric shock or pacemaker therapy.

Our Product Candidates

We seek to develop product candidates with high technical barriers to competitive market entry that leverage our technical capabilities and other competitive advantages. We are focused on both generic and proprietary product candidates in the injectable, inhalable and intranasal markets. Our pipeline products are in various stages of development, with a number of these candidates still in the early stages of development. We currently have over 20 product candidates in our pipeline, including 13 generic ANDAs, three biosimilar product candidates and four proprietary product candidates.

The following table summarizes our technical capabilities needed for the generic ANDAs, biosimilar product candidates and proprietary products in development.

Peptide and
Delivery			Particle		Protein
Technology	Characterization	Immunogenicity	Engineering	Sustained-Release	Technology
Injectable	✓	✓		✓	✓
Inhalation	✓		✓

The development, regulatory approval for and commercialization of our product candidates are subject to numerous risks. See “Risk Factors” for additional information.

Generic Product Candidates

We generally employ a strategy of developing generic product candidates that possess a combination of factors that present technical barriers to competition, including difficult formulations, which require complex characterizations, difficult manufacturing requirements and/or limited availability of raw materials. We believe that such factors will make these product candidates less susceptible to competition and pricing pressure. We currently have 13 generic ANDAs and three biosimilar product candidates at various development stages that leverage our various technical capabilities, including:

●	injectable technologies, which include various delivery methods and sizes of pre-filled syringes, vials in solution, suspension and lyophilized forms;
●	inhalation technologies, which include MDIs and DPIs; and
●	sophisticated analytical technologies, including characterization and immunogenicity studies for complex molecules, particle engineering, sustained-release technology, peptide, protein and DNA analysis and synthesis.

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

We filed an NDA for Naloxone Hydrochloride Nasal Spray in April 2016. In February 2017, we received a Complete Response Letter, or CRL, from the FDA, which identified four primary issues that need to be addressed prior to approval of our NDA. The four issues are comprised of (1) improving on our human factor validation study, (2) modifying the delivery accuracy verification method, (3) improving our standards of device reliability, and (4) adjusting the volume per actuation to account for pediatric use down to birth. We have worked with the FDA to resolve these issues, most recently in 2020 with a Face-to-Face Meeting in which a clear pathway for addressing these issues was created. We intend to continue to work with the FDA to address their concerns described in the CRL and have received an extension on our response to the CRL. However, there can be no guarantee that our response to the CRL will result in timely approval of intranasal naloxone or approval at all.

Intranasal epinephrine

Intranasal epinephrine, a prescription epinephrine nasal spray product candidate, is intended to be used for emergency treatment of allergic reactions, including anaphylaxis to stinging insects, allergen immunotherapy, foods, drugs and other allergens.

Other Proprietary Product Candidates

In addition to intranasal naloxone and intranasal epinephrine, we have two other proprietary product candidates in development. These product candidates incorporate multiple indications utilizing a wide variety of our technical capabilities.

APIs

We began to manufacture and sell two API products, RHI API and porcine insulin API, as a result of our acquisition of Merck Sharpe & Dohme’s, or Merck’s, API manufacturing business in Éragny-sur-Epte, France, or the Merck API Transaction, in April 2014. The purpose of the acquisition was to enhance our vertical integration strategy as we target certain finished products for the injectable insulin market. However, we continue to sell RHI API to third parties, which helps fund our vertical integration strategy, including the ongoing technology transfer and supply arrangement between Merck and AFP.

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

For the years ended December 31, 2020, 2019 and 2018, sales of RHI API to MannKind totaled $4.9 million, $4.4 million and $8.1 million, which fulfilled the 2020, 2019 and 2018 commitment of RHI API under the amended Supply Agreement, respectively.

Research and Development

As of December 31, 2020, we had 354 employees dedicated to research and development with expertise in areas such as pharmaceutical formulation, process development, toxicity studies, analytical, synthetic and physical chemistry, drug delivery, device development, equipment and engineering, clinical research statistical analysis, etc. Our focus on developing products with high barriers to market entry requires a significant investment in research and development, including clinical development. In particular, developing proprietary products that are reformulations of existing proprietary compounds often requires clinical trials to gain regulatory approval, and we have a team dedicated to designing and managing clinical trials. We have successfully completed several clinical trials for some of our product candidates and are in the process of planning clinical trials for other product candidates under development.

Backlog

A significant portion of our customer shipments in any fiscal year relate to orders received and shipped in that fiscal year, generally resulting in low product backlog relative to total shipments at any time. We had no significant backlog as of December 31, 2020 and 2019. Historically, our backlog has not been a meaningful indicator of our ability to achieve any particular level of overall revenue or financial performance.

Manufacturing and Facilities

Our manufacturing facilities are located in Rancho Cucamonga and South El Monte, California; Canton, Massachusetts; Éragny-sur-Epte, France; and Nanjing, China. We own or lease a total of 60 buildings at six locations in the United States, France and China, that comprise 1.9 million square feet of manufacturing, research and development, distribution, packaging, laboratory, office and warehouse space. Our facilities are regularly inspected by the FDA in connection with our product approvals, and we believe that all of our facilities are being operated in material compliance with the FDA’s cGMP regulations.

We continue to expand our facility in Nanjing, China, and expect further significant investment in this facility.

Our API manufacturing business in Éragny-sur-Epte, France, which we acquired in April 2014, manufactures porcine insulin API and RHI API, and we expect to continue the current site activities. We have completed a project to modify our current facility in France to increase our internal manufacturing capabilities so that we can take over the manufacture of inclusion bodies, which are our RHI API’s starting material. The project was completed in 2020 with a cost of $40.1 million.

We believe that our current manufacturing capacity is adequate for the near term. In 2019 we completed a project to increase production and modernize the facilities at our South El Monte, California plant. The project cost was $14.9 million. In February 2020, the FDA approved our supplemental ANDA to transfer production of Sodium Bicarbonate into this facility and we have begun manufacturing operations there.

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

The following table provides information regarding the percentage of our net revenues that is derived from each of our major customers and partners:

	% of Net Revenues
	Year Ended
	December 31,
	2020	2019	2018

AmerisourceBergen Corporation	23%	24%	27%
McKesson Corporation	22%	25%	27%
Cardinal Health, Inc.	17%	22%	21%

Our marketing department is responsible for establishing and maintaining contracts and relationships with the group purchasing organizations, distributors, retailers, wholesalers and, occasionally, directly with hospitals or long-term care facilities. One or more of our proprietary product candidates may require deployment of a sales force either directly or through a strategic partner.

Competition

The majority of our marketed products are generic products. We face and will face significant competition for our products and product candidates from pharmaceutical companies that focus on the generic injectable and inhalation markets such as Pfizer, Inc., Sagent Pharmaceuticals, Inc., Akorn, Inc., Sandoz Inc., Viatris Inc., Fresenius Kabi USA, Nexus Pharmaceuticals, Apotex Corp, Amneal Biosciences, American Regent Inc., Hikma Pharmaceuticals USA, Inc., Par Pharmaceuticals, Cipla USA Inc., Meitheal Pharmaceuticals, Dr. Reddy’s Laboratories, Inc., Sun Pharmaceuticals, Inc., and Teva Pharmaceutical Industries Ltd. Competition in the generic pharmaceutical industry has increased as producers of branded products have entered the business by creating generic drug subsidiaries, purchasing generic drug companies, or licensing their products to generic manufacturers prior to patent expiration and/or as their patents expire. Therefore, our competitors also include the innovator companies of our generic drug products. For example, enoxaparin is currently marketed by Sanofi S.A., or Sanofi, under the brand name Lovenox®. Sanofi also markets its authorized generic enoxaparin product through its subsidiary, Winthrop, Fresenius Kabi USA, Apotex Corp., and Meithael Pharmaceuticals, Inc. also market a generic version of enoxaparin. Other companies may have filed an ANDA with the FDA for its generic version of enoxaparin. The presence of these current and prospective competitive products may have an adverse effect on our market share, revenue and gross profit from our enoxaparin product.

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

Generally, the ANDA applicant that (1) files a substantially complete ANDA using a Paragraph IV certification on the first day prior to any other ANDA applicant filing an application with such a certification, based on the same reference drug and (2) provides appropriate notice to the NDA holder, and all patent owner(s) for a particular generic product, the applicant may be awarded a delay in the approval of other subsequently filed ANDAs with Paragraph IV certifications based on the same reference drug. This statutory delay is commonly referred to as 180-day exclusivity. A substantially complete ANDA is one that contains all the information required by the statute and the FDA’s regulations, including the results of any required bioequivalence studies. The FDA may refuse to accept the filing of an ANDA that is not substantially complete or may determine during substantive review of the ANDA that additional information, such as an additional bioequivalence study, is required to support approval. Such a determination may affect an applicant’s first to file status and eligibility for 180-day exclusivity. The Medicare Prescription Drug Improvement and Modernization Act of 2003, or the MMA, provides that the 180-day exclusivity delay ends 180 days after the first commercial marketing of the ANDA product. This exclusivity may be forfeited under a number of different circumstances, including: (1) failure to market within certain prescribed periods of time following certain events related to submission of the application, approval of the application, court decisions and settlements and patent withdrawals from the Orange Book; (2) an amendment or withdrawal of the Paragraph IV certification or certifications upon which the exclusivity was based; (3) failure to obtain tentative approval within certain prescribed time periods (30, 36, or 40 months after submission of the ANDA); (4) an agreement with the NDA holder, patent owner or another ANDA applicant that is determined by a court or the FTC to violate provisions of antitrust laws; (5) withdrawal of the ANDA; or (6) expiration of patent or patents upon which exclusivity is based. The 180-day exclusivity provisions described above were passed in the MMA, and do not apply where the first ANDA with a Paragraph IV certification submitted for the reference drug was filed before December 8, 2003.

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

Many of our ANDAs on file and many of the products that we are developing qualify for CGT. Having a generic product designated as CGT provides for certain actions which the FDA may take in order to expedite the development and review of an ANDA.

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

The Full NDA

The approval process for a full NDA generally involves:

●	completion of preclinical laboratory and animal testing to demonstrate safety, in compliance with the FDA’s good laboratory practice, or GLP, regulations;
●	submission to the FDA of an investigational new drug application, or IND, for human clinical testing that must satisfy the FDA and become effective before human clinical trials may begin;
●	performance of adequate and well-controlled human clinical trials to establish the efficacy of the proposed drug product for each intended use;
●	satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is produced to assess compliance with the FDA’s cGMP regulations; and
●	submission to and approval by the FDA of an NDA.

Before human clinical trials can begin on a new drug, the results of preclinical tests, together with manufacturing information and analytical data, must be submitted to the FDA as part of an IND and the FDA must permit the IND to become effective. Each clinical trial under an IND must be reviewed and approved by an independent Institutional Review Board, or IRB. Human clinical trials are typically conducted in three sequential phases that may overlap. These phases generally include:

●	Phase 1, during which the drug is introduced into healthy human subjects, or on occasion, patients and is tested for safety, stability, dose tolerance and metabolism;
●	Phase 2, during which the drug is introduced into a limited patient population to determine the efficacy of the product in specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse effects and safety risks; and
●	Phase 3, during which the clinical trial is expanded to a larger and more diverse patient group at geographically dispersed clinical trial sites to further evaluate the drug and ultimately to demonstrate effectiveness.

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

The BLA Approval Process

The BLA approval process is similar to the Full NDA approval process and generally involves:

●	completion of preclinical laboratory and animal testing in compliance with the FDA’s GLP regulations;
●	submission to the FDA of an IND for human clinical testing, which must satisfy FDA and become effective before human clinical trials may begin;
●	performance of adequate and well-controlled human clinical trials to establish the efficacy of the proposed drug product for each intended use;
●	satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is produced to assess compliance with the FDA’s cGMP regulations; and
●	submission to and approval by the FDA of a BLA.

Combination Products

●	A combination product is a product comprising of two or more regulated components (e.g., a drug and device) that are combined into a single product, co-packaged, or sold separately but intended for co-administration, as evidenced by the labeling for the products. A drug that is administered using an inhaler is an example of a combination drug/device product.
●	The FDA is divided into various Centers, which each have authority over a specific type of product. NDAs are reviewed by personnel within the Center for Drug Evaluation and Research, or CDER, while device applications and premarket notifications are reviewed by the Center for Devices and Radiological Health, or CDRH. When reviewing a drug/device combination product, the FDA must assign a lead Center to review the product, based on the combination product's primary mode of action, or PMOA, which is the single mode of a combination product that provides the most important therapeutic action of the combination product. The Center that regulates that portion of the product that generates the PMOA becomes the lead evaluator. If there are two independent modes of action, neither of which is subordinate to the other, the FDA makes a determination as to which Center to assign the product based on consistency with other combination products raising similar types of safety and effectiveness questions or to the Center with the most expertise in evaluating the most significant safety and effectiveness questions raised by the combination product.

●	When evaluating an application, a lead Center may consult other Centers and apply the standards that would be applicable but still retain complete reviewing authority, or it may collaborate with another Center, by which the Center assigns review of a specific section of the application to another Center, delegating its review authority for that section. Typically, the FDA requires a single marketing application submitted to the Center selected to be the lead evaluator, although the agency has the discretion to require separate applications to more than one Center. One reason to submit multiple applications is if the applicant wishes to receive some benefit that accrues only from approval under a particular type of application, like new drug product exclusivity. If multiple applications are submitted, each may be evaluated by a different lead Center.
●	Our inhalers and prefilled syringes, which deliver a specific drug, are regulated by the FDA as combination products. We believe the combination products will be regulated by the FDA as a drug (and not a device) because the primary mode of action of the combination will be a drug action. As such, we will need to submit a marketing application to the CDER for our inhalers or prefilled syringes that deliver a specific drug. CDRH will provide input to CDER on the device aspects of the combination. We can provide no assurance that any of our combination products will be approved by FDA in a timely fashion, if at all.
●	Like their constituent products—e.g., drugs and devices—combination products are highly regulated and subject to a broad range of post marketing requirements including cGMPs, adverse event reporting, periodic reports, labeling and advertising and promotion requirements and restrictions, market withdrawal and recall.

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

In addition, after approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. The FDA may require post-approval testing and surveillance programs to monitor safety and effectiveness of approved products that have been commercialized. Any drug products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including:

●	record-keeping requirements;
●	reporting of adverse experiences with the drug;
●	providing the FDA with updated safety and efficacy information;
●	reporting on advertisements and promotional labeling;
●	drug sampling and distribution requirements; and
●	complying with electronic record and signature requirements.

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

In December 2020, our IMS facility in South El Monte, California was subject to an inspection by the DEA. The inspection was routine as part of the DEA surveillance program. Due to COVID-19 restrictions, much of the inspection was performed off-site, by DEA inspectors (i.e. a “paper inspection”). The DEA has completed the inspection, including a thorough review of the requested documents and has found the facility to be in compliance.

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

The FDA has asserted that all drugs subject to the Prescription Drug Wrap-Up are on the market illegally unless they fall within two “grandfather” exceptions to the new drug definition. The first is a provision in the new drug definition exempting drugs that were on the market prior to the passage of the FFDCA and that contain the same representations concerning the conditions of use as they did prior to passage of the FFDCA. The 1962 Amendments also exempt drugs that were not new drugs prior to the passage of the 1962 Amendments and that have the same composition and labeling as they had prior to the passage of the 1962 Amendments. The FDA and the courts have interpreted these two exceptions very narrowly. Therefore, the FDA could commence enforcement action at any time regarding any or all of our unapproved prescription products. The FDA requested us to discontinue the manufacturing and distribution of our epinephrine injection, USP vial product, which has been marketed under the “grandfather” exception to the FDA’s “Prescription Drug Wrap-Up” program. We discontinued selling this product in the second quarter of 2017. In April 2020, the FDA granted approval of our Epinephrine Injection USP 30mg/30mL Multiple Dose Vial.

Additionally, the FDA granted approval of our ANDAs for calcium chloride injection, atropine sulfate injection, and Glucagon for injection emergency kit in May 2018, October 2020 and December 2020, respectively.

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

Federal False Claims Act

The False Claims Act, or FCA, imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. The qui tam provisions of the FCA allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery. In recent years, the number of suits brought against health care providers by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the FCA, and many of these state laws apply where a claim is submitted to any third-party payer and not merely a federal or other governmental health care program.

When an entity is determined to have violated the FCA, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $11,665 and $23,331 for each separate instance of a false claim, subject to adjustment for inflation. There are many potential bases for liability under the FCA. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the FCA to assert liability on the basis of inadequate care, kickbacks and other improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations of misrepresentations with respect to the services rendered. In addition, the federal government has prosecuted companies under the FCA in connection with off-label promotion of products. Our current and future activities relating to the reporting of wholesale or estimated retail prices of our products, the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products, and the sale and marketing of our products may be subject to scrutiny under these laws. While we are unaware of any current matters, we are unable to predict whether we will be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

The Open Payment Act

The Physician Payment Sunshine Act, or the Open Payment Act, which was enacted as part of the Affordable Care Act, requires all pharmaceutical manufacturers that participate in Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of the Department of Health and Human Services payments or other transfers of value made in the previous year by that entity, or by a third party as directed by that entity, to covered recipients, including physicians and teaching hospitals, as defined by law, or to third parties on behalf of such covered recipients, as well as ownership and investment interests held by physicians and their immediate family members. The payments and transfer of value required to be reported include the cost of meals provided to a physician, travel reimbursements and other transfers of value provided as part of contracted services, including speaker programs, advisory boards, consultation services and clinical trial services. Effective January 1, 2022, these reporting obligations will extend to include payments and transfers of value made during the previous year to certain non-physician covered recipients, such as physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists & anesthesiologist assistants, and certified nurse-midwives. The statute requires the federal government to make reported information available to the public. Failure to comply with the reporting requirements can result in significant civil monetary penalties ranging from $1,176 to $11,766 for each payment or other transfer of value that is not reported (up to a maximum per annual report of $176,495) and from $11,766 to $107,664 for each knowing failure to report (up to a maximum per annual report of $1,176,638). Additionally, there are criminal penalties if an entity intentionally makes false statements in such reports. We are subject to the Open Payment Act and the information we disclose may lead to greater scrutiny, which may result in modifications to established practices and additional costs. Additionally, similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering adopting similar laws requiring transparency of interactions with health care professionals.

The Anti-kickback Statute

As a life sciences company, we are subject to the federal anti-kickback statute, or AKS. The AKS prohibits payments or providing anything of “value” (remuneration) for the purpose of inducing or rewarding the referral or generation of healthcare business. The intent is to protect the independence and clinical judgment of providers. There are numerous exceptions, or safe harbors, the most notable of which are that it is permissible to provide a discount or rebate to a healthcare provider based upon volume, and that manufacturers can pay administrative fees to GPOs or buying groups.

As a result of the AKS, the company pays particular attention to interactions with healthcare providers and how it structures sales. Any and all discounts that are offered are appropriately disclosed and documented to promote compliance with the AKS.

Both consulting relationships with healthcare providers and educational and research activities with healthcare providers and teaching hospitals receive considerable enforcement scrutiny. As a result, the company also pays particular attention to these relationships.

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

Other Regulations

We also must comply with data protection and data privacy requirements such as HIPAA, GDPR, and the upcoming CPRA. Compliance with these laws, rules and regulations regarding privacy, security and protection of employee data could result in higher compliance and technology costs for us, as well as significant fines, penalties and damage to our global reputation and our brand as a result of non-compliance.

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

With respect to our existing generic products and generic product candidates, we primarily rely on trade secrets, unpatented proprietary know-how and continuing technological innovation to protect our products and technologies, especially where we do not believe patent protection is appropriate or obtainable. Although in some cases, we seek patent protection to preserve our competitive position, our current patent portfolio does not cover the majority of our existing products and product candidates. We own several U.S. and foreign patents covering processes and equipment used in the manufacture of a few of our products. The expiration dates of these patents range from 2021 to 2036. We also own several trademarks registered with the USPTO.

We own a U.S. patent covering the HFA version of Primatene Mist®: U.S. Patent Number 8,367,734, which was issued on February 5, 2013, and expires in January 2026. We have several patent applications that are currently pending. The majority of our significant products or product candidates are not covered by any U.S. or foreign patents related to formulations or compositions. Indeed, many of our products and product candidates are generic products, and therefore may not be eligible for patent protection. For example, our enoxaparin product is a generic product, and as such, our enoxaparin product is not covered by any U.S. or foreign patents. Other of our products, including Amphadase®, are based on compounds for which any applicable patents have expired, or which were not patented by Amphastar in the first instance because they are older compounds. As for the remainder of our product candidates that are not intended to be generic products, we may seek to obtain patent rights or rely on trade secret protection. In any case, the majority of our products and product candidates are not currently covered by any U.S. or foreign patents.

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

Litigation may be necessary to enforce patents issued or licensed to us or to determine the scope or validity of another party’s proprietary rights. USPTO interference proceedings may be necessary if we and another party both claim to have invented the same subject matter. Even if we ultimately prevail, we could incur substantial costs and our management’s attention would be diverted if:

●	litigation is required to defend against patent suits brought by third parties;
●	we participate in patent suits brought against or initiated by our licensors;
●	we initiate suits against third parties who are infringing on our patents; or
●	we participate in an interference or other similar USPTO proceeding.

However, even if we pursue litigation or other action to protect our intellectual property rights, we may not prevail in any of these actions or proceedings.

Human Capital

As of December 31, 2020, we have 1,980 full-time employees in the United States, China, and France. Of these employees, 24 hold Ph.D.’s, and an additional 153 employees hold a master’s degree or other post-graduate degrees. We consider our employees’ intellectual capital to be an essential driver of our business and key to our future prospects. None of our U.S. employees is subject to a collective bargaining agreement or represented by a trade or labor union.

The following table summarizes our employees by category and location:

	United States	China	France	Total
Manufacturing	942	96	80	1,118
QA/QC and Regulatory Affairs	166	104	26	296
Sales and Marketing	17	—	—	17
General and administrative	102	69	24	195
Research and Development	232	117	5	354
Total employees	1,459	386	135	1,980

Talent Acquisition and Retention

We recognize that our employees largely contribute to our success. To this end, we support business growth by seeking to attract and retain best-in-class talent. Our talent acquisition team uses internal and external resources to recruit highly skilled candidates globally. We continue to attract and retain superior talent as measured by our minimal turnover rate and high employee service tenure.

Total Rewards

Our total rewards philosophy recognizes the contributions of our workforce by offering competitive compensation and benefit packages. We provide employees with compensation packages that include base salary, annual incentive bonuses, and long-term equity awards. We also offer comprehensive employee benefits, which vary by country and region, such as life and health insurance, health savings accounts, paid time off, an Employee Stock Purchase Program, and a 401(k) plan.

Health, Safety, and Wellness

Our employees’ health, safety, and wellness is a priority in which we have always invested and will continue to do so. We provide our employees and their families with access to various innovative, flexible, and convenient health and wellness programs. Program benefits are intended to provide protection and security, so employees can have peace of mind concerning events that may require time away from work or impact their financial well-being. These programs are highlighted regularly in our monthly human resources newsletters.

These investments and the prioritization of employee health, safety, and wellness took on particular significance in 2020 in light of COVID-19. To protect and support our essential team members, we implemented health and safety measures that included maximizing personal workspaces, changing shift schedules, providing personal protective equipment, or PPE, implementing heighted cleaning of high contact surfaces, and instituting mandatory screening before accessing buildings. We are monitoring this rapidly evolving situation and will continue to seek programs to educate and assist employees whenever possible.

Diversity, Equity, and Inclusion

We believe a diverse workforce is critical to our success. Our mission is to value differences in races, ethnicities, religions, nationalities, genders, ages, sexual orientations, as well as education, skill sets, and experience. We are focused on inclusive hiring practices, fair and equitable treatment, organizational flexibility, and training and resources.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

●	our success depends on our ability to develop and/or acquire and commercialize additional pharmaceutical products;
●	our Primatene Mist®, lidocaine, phytonadione, and enoxaparin products collectively represent a significant portion of our net revenues; if the sales volume or pricing of our lidocaine, phytonadione, and enoxaparin products decline, or if we are unable to satisfy market demand for these products, they could have a material adverse effect on our business, financial position and results of operations;
●	our success depends on the integrity of our supply chain, including multiple single source suppliers, the disruption of which could negatively impact our business;
●	our ability to develop new products and additional revenue streams depends upon a variety of factors including being able to invest ongoing revenue and borrow funds or raise additional capital when needed;
●	we face significant competition in the pharmaceutical industry with respect to both our proprietary and generic drugs, which may result in others developing or commercializing products before or more successfully than we do, which could significantly limit our growth and materially and adversely affect our financial results;
●	health care providers may not be receptive to our products, particularly those that incorporate our proprietary drug delivery platforms;
●	sales of our products may be adversely affected by the continuing consolidation of our customer base;

●	our business may be adversely affected by the current COVID-19 pandemic or other epidemics;
●	we depend upon our key personnel, the loss of whom could adversely affect our operations. If we fail to attract and retain the talent required for our business, our business could be materially harmed;
●	because a portion of our manufacturing takes place in China, a significant disruption in the construction or operation of our manufacturing facility in China, political unrest in China, tariffs, impact of outbreaks of health epidemics, such as the COVID-19 pandemic, or changes in social, political, trade, health, economic, environmental, or climate-related conditions or in laws, regulations and policies governing foreign trade could materially and adversely affect our business, financial condition and results of operations;
●	we may be exposed to product liability claims and may not be able to obtain or maintain adequate product liability insurance;
●	our ability to enter the market with a generic product can hinge upon the success of litigation – challenging existing patents and negotiating favorable settlements or obtaining favorable results. Many variables can impact litigation and adverse rulings or unfavorable settlements could delay anticipated market entries and subject us to damages;
●	we are exposed to risks related to our international operations and failure to manage these risks may adversely affect our operating results and financial condition;
●	the FDA approval process is time-consuming and complicated, and we may not obtain the FDA approval required for a product within the timeline we desire, or at all; additionally, we may lose FDA approval and/or our products may become subject to foreign regulations;
●	the novel use of particle engineering or synthetic APIs for any of our product candidates, may not receive regulatory approval, and without regulatory approval we will not be able to market our product candidates;
●	if clinical studies for our product candidates are unsuccessful or significantly delayed, we will be unable to meet our anticipated development and commercialization timelines, which would have an adverse impact on our business;
●	if pharmaceutical companies are successful in limiting the use of generics through their legislative, regulatory and/or other efforts, our sales of generic products may suffer;
●	our success depends on our ability to detect, protect, and enforce our intellectual property;
●	we have a concentration in our ownership held by a few stockholders, which stockholders will be able to exert significant control over matters subject to stockholder approval.

Risks Relating to Our Business and Industry

Our success depends on our ability to develop and/or acquire and commercialize additional pharmaceutical products.

Our financial results depend upon our ability to commercialize additional generic and proprietary pharmaceutical products, and whether our products are accepted by patients and physicians and are reimbursed by payers. Commercialization requires that we successfully and cost-effectively develop, test and manufacture or otherwise acquire both generic and proprietary products. All of our products must receive regulatory approval and meet (and continue to comply with) regulatory standards and requirements, including continued safety and efficacy standards. If health or safety concerns arise with respect to a product, we may be forced to withdraw it from the market and be exposed to greater liability, including product liability lawsuits. For example, as a result of environmental concerns over the use of chlorofluorocarbons, or CFCs, the FDA, issued a final rule on January 16, 2009, that required the phase-out of the CFC formulation of our Primatene Mist® product by December 31, 2011. As a result, in order to resume selling Primatene Mist® we had to develop a formulation of the product that uses hydrofluoroalkane, or HFA, as the propellant, and obtain FDA approval for the modified product, which took a significant amount of time and was not re-launched until

December 2018. There can be no guarantee that our investment in research and development activities will result in FDA approval or produce commercially viable new products.

The development and commercialization process, particularly with respect to our proprietary products, is time-consuming, costly and involves a high degree of business risk. Our products currently under development, if and when fully developed and tested, may not perform as we expect. Necessary regulatory approvals may not be obtained in a timely manner, if at all, and we may not be able to produce and market such products successfully and profitably. For example, we filed an ANDA, for our enoxaparin product in March 2003, but FDA approval was not granted until September 2011 due to delays caused largely by the FDA’s requirement that we perform immunogenicity studies and the receipt of an FDA warning letter and FDA Import Alert by the supplier of the starting material for our enoxaparin product. Following FDA approval, we became involved in litigation with Momenta Pharmaceuticals, Inc. and Sandoz Inc., which further delayed the commercial launch of our enoxaparin product until January 2012. Delays in any part of the process, or our inability to obtain regulatory approval of our products, including litigation with competitors and regulatory compliance of our suppliers and contractors, could adversely affect our operating results by restricting or delaying our introduction of new products, which could adversely impact our ability to market a prospective product. FDA and similar regulatory agencies may change or impose new regulatory requirements on our products, which could require us to perform additional studies, expand additional resources on regulatory compliance, or delay our commercialization plan. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially and adversely affected, and the market value of our common stock could decline.

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

Our Primatene Mist®, lidocaine, phytonadione, and enoxaparin products collectively represent a significant portion of our net revenues. If the sales volume or pricing of our lidocaine, phytonadione, and enoxaparin products decline, or if we are unable to satisfy market demand for these products, they could have a material adverse effect on our business, financial position and results of operations.

Sales from our Primatene Mist® product represented 15%, 6%, and 1% of our total net revenues for the years ended December 31, 2020, 2019, and 2018, respectively. Sales from our lidocaine products represented 12%, 14%, and 15% of our total net revenues for the years ended December 31, 2020, 2019, and 2018, respectively. Sales from our phytonadione product represented 12%, 14%, and 14% of our total net revenues for the years ended December 31, 2020, 2019, and 2018, respectively, and sales of our enoxaparin product represented 14%, 13%, and 18% of our total net revenues for the years ended December 31, 2020, 2019, and 2018, respectively. We have experienced declining revenue from enoxaparin and some of our other existing products in the past and we may operate at a loss in the near term while continuing to invest in developing new products. If the sales volume or pricing of enoxaparin continues to decline, or if the sales volume or pricing of lidocaine and phytonadione declines, or if we are unable to satisfy market demand for these products, our business, financial position and results of operations could be materially and adversely affected, and the market value of our common stock could decline. For example, our enoxaparin product continues to see increased competition in the market, which could result in declining per unit prices as well as lower market share due to intense pricing competition in the pharmaceutical industry. We have experienced significant declines in the per unit pricing and gross margins attributable to our enoxaparin product since its commercial launch. Our Primatene Mist®, lidocaine, phytonadione, and enoxaparin products could be rendered obsolete or negatively impacted by numerous factors, many of which are beyond our control, including:

●	decreasing average sales prices;
●	development by others of new pharmaceutical products that are more effective than ours;
●	entrance of new competitors into our markets;

●	loss of key relationships with suppliers, group purchasing organizations or end-user customers;
●	manufacturing or supply interruptions;
●	increase in material input costs;
●	changes in the prescribing practices of physicians;
●	changes in third-party reimbursement practices;
●	product liability claims; and
●	product recalls or safety alerts.

Any factor adversely affecting the sale of these products may cause our revenues to decline, and we may not be able to achieve and maintain profitability.

We incurred losses for fiscal 2018 and we may operate at a loss in future years while continuing to invest in developing new products.

We recorded a net loss of $5.7 million for the year ended December 31, 2018. Although we achieved net income in the years ended December 31, 2020 and 2019, we may incur operating and net losses and negative cash flow from operations in the future. Our business may generate operating losses if we do not successfully commercialize our product candidates, maintain sales of and profits from existing products, and generate sufficient revenues to support our level of operating expenses, especially as we continue our investment in developing new products. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict whether we will be able to maintain profitability.

Our ability to develop new products and additional revenue streams depends upon our ability to invest ongoing revenue, borrow funds or raise additional capital when needed.

Developing a single product in the pharmaceutical industry is a very expensive proposition with no certainty of regulatory clearance or commercial success. Considerable amounts are invested into the research and development process. Our research and development expense was $67.2 million, $68.9 million, and $57.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. As noted elsewhere herein, ongoing revenue from current operations is a critical component of being able to adequately fund ongoing research and development efforts in our product pipeline. Likewise, the ability to borrow funds at an attractive rate is another factor in being able to fund research and development activities. Finally, being able to access the raise additional funds through the capital markets is another factor in being able to fund research and development. If any one, or all, of these sources become unavailable, our research and development projects may become delayed or negatively impacted.

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

For example, in 2009, we purchased heparin USP as the starting material for producing our enoxaparin product exclusively from a single source supplier and, in 2009, this supplier received a warning letter from the FDA and was the subject of an FDA Import Alert. The resulting shortage of heparin USP resulted in significant delays to the FDA approval process for our enoxaparin product. There are no guarantees our supplier will not receive warning letters in the future or that we will be able to replace this single source supplier with an alternate supplier on a commercially reasonable and timely basis, or at all, to prevent a shortage of heparin USP. Subsequently, we received FDA approval to make heparin USP from crude heparin using processes at our ANP and IMS facilities. In 2013, our single source supplier of epinephrine API for our Primatene Mist® product received a warning letter from the FDA, which our supplier has since addressed. In the future, it is possible that our suppliers will receive warning letters from the FDA and be unsuccessful in their efforts to address the issues raised in such warning letters on a timely basis, or at all, or may discontinue production of raw materials, components or APIs used in our products or product candidates and would result in delays in commercialization and/or manufacturing of our products or product candidates if FDA approval for such products or product candidates is received. Furthermore, we may be unable to replace such supplier with an alternate supplier on a commercially reasonable and timely basis, or at all.

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

The majority of our marketed products are generic products. We face and will face significant competition for our products and product candidates from pharmaceutical companies that focus on the generic injectable and inhalation markets such as Pfizer, Inc., Sagent Pharmaceuticals, Inc., Akorn, Inc., Sandoz Inc., Viatris Inc., Fresenius Kabi USA, Nexus Pharmaceuticals, Apotex Corp., Amneal Biosciences, American Regent, Inc., Hikma Pharmaceuticals USA, Par Pharmaceuticals, Cipla USA Inc., Meitheal Pharmaceuticals, Dr, Reddy’s Laboratories, Inc. and Teva Pharmaceutical Industries Ltd. Competition in the generic pharmaceutical industry has increased as producers of branded products have entered the business by creating generic drug subsidiaries, purchasing generic drug companies, or licensing their products to generic manufacturers prior to patent expiration and/or as their patents expire.

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

With respect to our generic pharmaceutical business, revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents and exclusivities protecting a brand name product expire, the first manufacturer to receive regulatory approval for a generic version of the product is generally able to achieve significant market penetration. Therefore, our ability to increase or maintain revenues and profitability in our generics business is largely dependent on our success in challenging patents and developing non-infringing formulations of proprietary products. As competing manufacturers receive regulatory approvals on generic products or as brand manufacturers launch generic versions of their products (for which no separate regulatory approval is required), market share, revenues and gross profit typically decline, often significantly and rapidly. Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product normally is related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. For example, enoxaparin is currently marketed by Sanofi, under the brand name Lovenox®. Sanofi also markets its authorized generic enoxaparin product through its subsidiary, Winthrop, Fresenius Kabi USA, Apotex Corp. and Meithael Pharmaceuticals, Inc. also either market or plan to market a generic version of enoxaparin. Other companies may have received FDA approval of enoxaparin but have not launched the product, while other companies have filed ANDAs for enoxaparin with the FDA. The presence of these current and prospective competitive products has had, and may continue to have, an adverse effect on our market share, revenue and gross profit from our enoxaparin product. Since the commercial launch of our enoxaparin product, we have experienced significant declines in sales volume, per unit pricing and gross margins attributable to this product. Consequently, we must continue to develop and introduce new generic products in a timely and cost-effective manner to maintain our revenues and gross margins. We may have fewer opportunities to launch significant generic products in the future, as the number and size of proprietary products that are subject to patent challenges is expected to decrease in the next several years compared to historical levels. Additionally, as new competitors enter the market, there may be increased pricing pressure on certain products, which may result in lower gross margins. In addition to our enoxaparin product, we have experienced pricing pressure on many of our other products, including medroxyprogesterone, and we expect this trend to continue in the future.

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

The commercial success of our products will depend on acceptance by health care providers and others that such products are clinically effective, affordable and safe. Our products utilizing our proprietary drug delivery technologies may not be accepted by health care providers and others. Factors that may materially affect market acceptance of our products include but are not limited to:

●	the relative therapeutic advantages and disadvantages of our products compared to competitive products;
●	the relative timing of commercial launch of our products compared to competitive products;
●	the relative safety and efficacy of our products compared to competitive products;
●	the product labeling approved by the FDA for our products and for competing products;
●	the willingness of third-party payers to reimburse for our prescription products and the level of any reimbursement provided for our prescription products;
●	the willingness of pharmacy chains to stock our new products;
●	the willingness of consumers to pay for our products; and
●	legislative and regulatory efforts implemented by federal, state, or foreign governments to contain health care costs and prescription drug pricing, including measures that increase our reporting obligations to regulatory authorities and that impact how our customers purchase our drug products.

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

A significant proportion of our sales are made to relatively few U.S. wholesalers and group purchasing organizations. These customers are continuing to undergo significant consolidation. Sales to three of these customers for the years ended December 31, 2020, 2019, and 2018, respectively, accounted for approximately 62%, 71%, and 76% of our total net revenues, respectively. Such consolidation has provided and may continue to provide them with additional purchasing leverage, and consequently may increase the pricing pressures that we face.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the world, including locations where we operate, such as the United States, China and France. We have been actively monitoring the COVID-19 pandemic and its impact globally. In late January 2020, China implemented extensive curfews and travel restrictions to control the outbreak, and started easing these restrictions in March. In March 2020, France also implemented a stay-at-home order limiting movement and restricting travel. In March 2020, the Governors of the States of California and Massachusetts declared a health emergency and issued orders to close all nonessential businesses. As a bio-pharmaceutical company we are deemed to be an essential business. Since then, the government in the United States, China and France, have re-opened and re-imposed restrictions on travel and business as the pandemic recedes and grows.

Over the ensuring year, this contagious disease outbreak has continued to impact worldwide economic activity and financial markets. While two vaccines have received Emergency Use Authorization from the FDA, the COVID-19 pandemic remains a challenge to our business until it is abated. Mass and rapid production of the vaccines, for example, has placed increased pressure on the availability of supplies that are also used in our products, such as glass and needles. The COVID-19 pandemic is imposing additional burdens on our business to comply with regulations imposed by the State of California. The COVID-19 pandemic may also disrupt the operations of our customers, suppliers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. Disruptions to our manufacturing partners and suppliers could result in disruption to the production of our products and failure to satisfy demand. More generally, the outbreak of COVID-19 could adversely affect economies and financial markets globally and nationally, potentially leading to an economic downturn, which could decrease spending and adversely affect demand for our products and harm our business and results of operations. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. Specifically, difficult macroeconomic conditions, increased and prolonged unemployment or a decline in business confidence as a result of the COVID-19 pandemic, could have a continuing adverse effect on the demand for some of our products. The degree of impact of the COVID-19 pandemic on our business will depend on several factors, such as the duration and the extent of the pandemic, as well as actions taken by governments, businesses, and consumers in response to the pandemic, all of which continue to evolve and remain uncertain at this time.

Some of our ongoing clinical trials have experienced short-term interruptions in the recruitment of patients due to the COVID-19 pandemic, as hospitals prioritize their resources toward the COVID-19 pandemic and governments impose travel restrictions. Additionally, protocols at certain clinical sites have changed which could slow down the pace of clinical trials and also increase the costs of conducting clinical Trials. These conditions may in turn delay spending and delay the results of these trials. Additionally, certain suppliers have delayed shipments to us in 2020. These delays may have been caused by manufacturing disruptions due to the COVID-19 pandemic. None of these delays caused delays in our manufacturing to date, but future delays could cause manufacturing disruptions at our factories.

As a result of the consequences of the COVID-19 pandemic, FDA has issued various COVID-19 related guidance documents applicable to biopharmaceutical manufacturers and clinical trial sponsors. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, among others. The FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, and a guidance on review timelines for applicant responses to Complete Response Letters when a facility assessment is needed during the COVID-19 public health emergency. These and future guidance documents and regulatory requirements, including future legislation, may require us to develop and implement new policies and procedures, make significant adjustments to our clinical trials, or increase the amount time and resources needed for regulatory compliance, which may impact our clinical development plans and timelines.

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

Under U.S. generally accepted accounting principles, or GAAP, business combination accounting standards, we recognize the identifiable assets acquired, the liabilities assumed and any non-controlling interests in acquired companies generally at their acquisition date fair values and, in each case, separately from goodwill. Goodwill as of the acquisition date is measured as the excess amount of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flows:

●	costs incurred to combine the operations of companies we acquire, such as transitional employee expenses and employee retention, redeployment or relocation expenses;
●	impairment of goodwill or intangible assets, including acquired in-process research and development;
●	amortization of intangible assets acquired;
●	a reduction in the useful lives of intangible assets acquired;
●	identification of or changes to assumed contingent liabilities, including, but not limited to, contingent purchase price consideration, income tax contingencies and other non-income tax contingencies, after our final determination of the amounts for these contingencies or the conclusion of the measurement period (generally up to one year from the acquisition date), whichever comes first;
●	charges to our operating results to eliminate certain duplicative pre-acquisition activities, to restructure our operations or to reduce our cost structure; and
●	charges to our operating results resulting from expenses incurred to effect the acquisition.

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

A significant amount of our total assets is related to goodwill and intangible assets. As of December 31, 2020, the value of our goodwill and intangible assets net of accumulated amortization was $40.6 million. Goodwill and other intangible assets are tested for impairment annually when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. Any future goodwill or other intangible asset impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition.

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

We, our collaborators, third-party providers, distributors, customers and other contractors utilize information technology systems and networks, including internet-based system, to transmit, store and otherwise process electronic data in connection with our business activities, including our supply chain processes, operations and communications. This includes our clinical data and business proprietary information, Electronic Data Interchange, or EDI, on purchase orders, invoices, chargebacks, etc. We, and others on our behalf, also collect, transmit, store and otherwise process certain data relating to individuals, including about our personnel, business partners, and others, which may be subject to applicable data protection laws and regulations that require adoption of minimum information security standards. The cost of compliance with applicable data protection laws and regulations have increased and may increase in the future.

Despite our implementation of security measures to protect the confidentiality, integrity, and availability of the systems and data within our control from various threats (e.g., cyber-attack, insider threat, accidental disclosure, intellectual property theft and economic espionage, exploitable defects or bugs in our third-party providers’ systems, natural disaster, war, terrorism, telecommunications and electrical outage), risks remain, and our systems and networks and the systems and networks of third parties that support us and our services may be breached or disrupted due to these threats. Techniques used to sabotage or obtain unauthorized access to systems and networks are constantly evolving and, in some instances, are not identified until or after they are launched against a target. We and our third-party providers may be unable to anticipate these techniques, discover threats and react in a timely manner, or implement adequate preventative or mitigating measures. Further, system breaches, malware, ransomware, computer hacking, and insider threats have become more prevalent, and experts have warned that the COVID-19 pandemic has resulted in increased threats and malicious activity.

Potential legal (regulatory or contractual), financial, operational, and reputational harm may arise from the accidental or unlawful destruction, damage, loss, unavailability, alteration, impairment, misuse, unauthorized disclosure of, or unauthorized access to (i) our data, which is transmitted, stored or otherwise processed by us or by collaborators, third-party providers, distributors and other contractors on our behalf (a “data security incident”); and (ii) the systems upon which we rely for our operations (an “other event”). For example:

●	The accidental or unlawful loss, unavailability or alteration of clinical trial data from completed or ongoing clinical trials for any of our product candidates could affect our ability to operate, result in delays in our development and regulatory approval efforts, and significantly increase our costs to recover or reproduce the data.
●	The size and complexity of our systems may make them potentially vulnerable to breakdown or interruption, whether due to computer viruses or other causes, which may result in the loss of key information or the impairment of production and other supply chain processes, adversely affecting our business.
●	Any data security incident or other event, either on its own or as a pattern, may require costly response and remediation efforts, trigger notification obligations under breach notification laws, result in litigation or adverse regulatory action arising from or related to such an incident or event, damage our reputation, and result in significant additional expense to implement further data protection measures. Integrating the systems and data of any acquired entity may increase these risks due to unforeseen threats and vulnerabilities.
●	Similarly, any data security incident or other event experienced by our collaborators, third-party providers, distributors and other contractors may hinder our product development, supply chain, other business operations, or our regulatory and contractual obligations to others and could also give rise to litigation or adverse regulatory action.

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

There can be no assurance that we will be successful in preventing data security incidents or other events nor that we will be successful in mitigating their effects, despite the implementation of security measures for systems and data within our control. Similarly, there can be no assurance that our collaborators, third-party providers, distributors and other contractors will be successful in protecting our data on their systems or in protecting other systems upon which we may rely. Furthermore, breach notification laws are not consistent among jurisdictions, and compliance and other measures in the event of a widespread data security incident could result in a substantial cost and diversion of resources, distract management and technical personnel. Any such data security incident or other event could have a material adverse effect on our business and prospects.

Although we maintain cyber liability insurance coverage that may cover certain liabilities in connection with a security breach or other security incident, we cannot be certain our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms (if at all) or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage, could have a material adverse effect on our business, including our financial condition, results of operations and reputation

Risks Relating to Regulatory Matters

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

We may encounter delays or agency rejections during any stage of the regulatory review and approval process based upon a variety of factors, including without limitation the failure to provide clinical data demonstrating compliance with the FDA’s requirements for safety, efficacy and quality. Those requirements may become more stringent prior to submission of our applications for approval or during the review of our applications due to changes in the law or changes in FDA policy or the adoption of new regulations. After submission of an application, the FDA may refuse to file the application, deny approval of the application or require additional testing or data. The FDA can convene an Advisory Committee to assist the FDA in examining specific issues related to the application. For example, we initially filed an NDA, for our Primatene Mist® product in July 2013, but FDA approval was not granted until November 2018 due to delays caused by the FDA’s requirement that we provide additional non-clinical information, label revision and follow-up studies (including label comprehension and behavioral/human factor studies), and that we make packaging and label revisions. Additionally, we received Complete Response Letters, or CRLs, from the FDA asking for more information before they could approve the ANDA for our epinephrine vial product. These CRLs have delayed the approval of this product.

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

The commercial success of our NDA product candidates will depend in significant measure on the scope of the indication(s) and claims that the FDA approves for such products.

The scientific foundation of our NDA product candidates will be based on our various proprietary technologies and the commercial success of these product candidates will depend in significant measure upon our ability to obtain FDA approval of labeling describing such products’ indication(s) and expected features or benefits. Failure to achieve FDA approval of product labeling containing adequate information on features or benefits will prevent or substantially limit our advertising and promotion of such features in order to differentiate our proprietary technologies from those products that already exist in the market. This failure would have a material adverse impact on our business.

Our ANDA products are also subject to FDA approval of their labeling and the labeling of the referenced drug products.

Even if we are able to obtain regulatory approval for our generic products, state pharmacy boards or state agencies may conclude that our products are not substitutable at the pharmacy level for the reference listed drug. If our generic products are not substitutable at the pharmacy level for their reference listed drugs, or if our drug products do not gain the acceptance of healthcare providers, payors, and patients, this could materially reduce sales of our products and our business would suffer.

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

Some of the drug delivery devices utilized in our products and product candidates are provided by single source unaffiliated third-party companies. We are dependent on the sustained cooperation and effort of those third-party companies both to supply the devices and to maintain regulatory compliance with the FDA quality system regulations applicable to medical device, and, in some cases, to conduct the studies required for approval or other regulatory clearance of the devices. We are also dependent on those third-party companies continuing to maintain such approvals or clearances once they have been received. Failure of third-party companies to supply the devices, to successfully complete studies on the devices in a timely manner, or to obtain or maintain required approvals or clearances of the devices could result in increased development costs, delays in or failure to obtain regulatory approval and delays in product candidates reaching the market or in gaining approval or clearance for expanded labels for new indications. We filed a Field Alert Report for enoxaparin in June 2013, as required by the FDA for certain quality issues with safety implications, because the product did not meet functionality criteria. The needle-shielding component was breaking during shipping, preventing correct administration of the medication. While the specific issues related to this Field Alert Report were resolved, we may experience similar issues in the future. In addition, loss of regulatory approval or clearance of a device that is used with our product may result in the removal of our product from the market.

The drug delivery devices used with our products are also subject to many of the same reimbursement risks and challenges to which our products are subject. A reduction in the availability of, or the coverage and/or reimbursement for, drug delivery devices used with our products could have a material adverse effect on our product sales, business and results of operations.

If branded pharmaceutical companies are successful in limiting the use of generics through their legislative, regulatory and/or other efforts, our sales of generic products may suffer.

Many pharmaceutical companies producing proprietary drugs have increasingly used state and federal legislative and regulatory means to delay, impede and/or prevent generic competition. These efforts have included but are not limited to the following:

●	making changes to the formulation of their product and arguing that potential generic competitors must demonstrate bioequivalence and/or comparable abuse-resistance to the reformulated brand product;
●	pursuing new patents for existing products which may be granted immediately prior to the expiration of earlier patents, which could extend patent protection for additional years or otherwise delay the launch of generics;
●	selling the brand product as an authorized generic, either by the brand company directly, through an affiliate or by a marketing partner;
●	using the FDA’s Citizen Petition process to request amendments to FDA standards or otherwise delay generic drug approvals;
●	challenging FDA denials of Citizen Petitions in court and seeking injunctive relief to reverse approval of generic drug applications;
●	seeking changes to standards in the U.S. Pharmacopeia/National Formulary, which are compendial drug standards that are recognized by industry and, in some instances, are enforceable under the FFDCA;
●	attempting to use the legislative and regulatory process to have drugs reclassified or rescheduled by the DEA;

●	using the legislative and regulatory process to set standards and requirements for abuse deterrent formulations that are patented or that will otherwise impede or prevent generic competition;
●	seeking special patent-term extensions through amendments to non-related federal legislation;
●	engaging in initiatives to enact state legislation that would restrict the substitution of certain generic drugs, including products that we are developing;
●	entering into agreements with pharmacy benefit management companies that block the dispensing of generic products;
●	seeking patents on methods of manufacturing certain API;
●	settling patent lawsuits with generic companies in a manner that leaves the patent as an obstacle for approval of other companies’ generic drugs;
●	settling patent litigation with generic companies in a manner that avoids forfeiture of or otherwise protects or extends the exclusivity period;
●	providing medical education or other information to physicians, third-party payers and federal and state regulators that take the position that certain generic products are inappropriate for approval or for substitution after approval;
●	seeking state law restrictions on the substitution of generic and biosimilar products at the pharmacy level without the instruction or permission of a physician; and
●	seeking federal or state regulatory restrictions on the use of the same non-proprietary name as the reference brand product for a biosimilar or interchangeable biologic.

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

We must manufacture our drug products at our facilities in conformity with cGMP regulations; failure to maintain compliance with cGMP regulations may prevent or delay the manufacture or marketing of our products or product candidates and may prevent us from gaining approval of our products.

All of our products and product candidates for use in clinical studies must be manufactured, packaged, labeled and stored in accordance with cGMP. For our approved products, modifications, enhancements, or changes in manufacturing processes and sites may require supplemental FDA approval, which may be subject to a lengthy application process or which we may be unable to obtain.

All facilities of Amphastar and our subsidiaries are periodically subject to inspection by the FDA and other governmental entities, and operations at these facilities could be interrupted or halted if the FDA or another governmental entity deems such inspections as unsatisfactory. For example, our facilities in Rancho Cucamonga, CA, South El Monte, CA and Nanjing, China were all subject to FDA cGMP inspections during 2019. Products manufactured in our facilities must be made in a manner consistent with cGMP or similar standards in each territory in which we manufacture. Compliance with such standards requires substantial expenditures of time, money and effort in such areas as production and quality control to ensure full technical compliance. Failure to comply with cGMP or with other state, federal, or foreign requirements may result in unanticipated compliance expenditures, total or partial suspension of production or distribution, suspension of review of applications submitted for approval of our product candidates, termination of ongoing research, disqualification of data derived from studies on our products and/or enforcement actions such as recall or seizure of products, injunctions, civil penalties and criminal prosecutions of the company and company officials. Any suspension of production or distribution would require us to engage contract manufacturing organizations to manufacture our products or to accept a hiatus in marketing our products. Any contract manufacturing organization we engage will require time to learn our methods of production and to scale up to full production of our products in accordance with cGMP requirements. Any delays caused by the transfer of manufacturing to a contract manufacturing organization may have a material adverse effect on our results of operations. Additionally, any contract manufacturing organization that we engage will be subject to the same cGMP regulations as us, and any failure on their part to comply with FDA or other governmental regulations will result in similar consequences.

Our operations are subject to environmental, health and safety and other laws and regulations, with which compliance is costly and which exposes us to penalties for non-compliance.

Our business, products and product candidates are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety and the use, management, storage and disposal of hazardous substances, waste and other regulated materials. Because we own and operate real property, various environmental laws also may impose liability on us for the costs of cleaning up and responding to hazardous substances that may have been released on our property, including releases unknown to us. These environmental laws and regulations also could require us to pay for environmental remediation and response costs at third-party locations where we dispose of or recycle hazardous substances. The costs of complying with these various environmental requirements, as they now exist or as may be altered in the future, could adversely affect our financial condition and results of operations. For example, as a result of environmental concerns about the use of CFCs, the FDA issued a final rule on January 16, 2009 that required the phase-out of the CFC version of our Primatene Mist® product by December 31, 2011. This phase out caused us to discontinue sales of the CFC version of our Primatene Mist® product subsequent to December 31, 2011 and write off our inventory for the product, which had an adverse effect on our financial results.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect that there will be additional challenges and amendments to the Affordable Care Act in the future, which may result in the modification, repeal, or invalidation of all or certain provisions of the Affordable Care Act. Most recently, the Tax Act was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case to the District Court to determine whether the remaining provisions of the ACA are invalid. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case and held oral arguments in November 2020. It is unclear how this decision, subsequent appeals, other efforts to repeal and replace the ACA, and healthcare measures of the incoming Administration will impact the ACA and our business. In addition, the Trump administration announced several executive orders related to prescription drug pricing in 2020. The FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

Former President Barack Obama also signed into law the Food and Drug Administration Safety and Innovation Act. The law and related agreements make several significant changes to the FFDCA and FDA’s processes for reviewing marketing applications that could have a significant impact on the pharmaceutical industry, including, among other things, the following:

●	reauthorizes the Prescription Drug User Fee Act, which increases the amount of associated user fees, and, for certain types of applications, increases the expected time frame for FDA review of NDAs;
●	permanently reauthorizes and makes some revisions to the Best Pharmaceuticals for Children Act and the Pediatric Research Equity Act, which provide for pediatric exclusivity and mandated pediatric assessments for certain types of applications, respectively;
●	revises certain standards and requirements for FDA inspections of manufacturing facilities and the importation of drug products from foreign countries;
●	creates incentives for the development of certain antibiotic drug products;
●	modifies the standards for accelerated approval of certain new medical treatments;
●	expands the reporting requirements for potential and actual drug shortages;
●	requires the FDA to issue a report on, among other things, ensuring the safety of prescription drugs that have the potential for abuse;
●	requires the FDA to hold a public meeting regarding the potential rescheduling of drug products containing hydrocodone, which was held in October 2012; and
●	requires electronic submission of certain marketing applications following the issuance of final FDA regulations.

The full impact on our business of the new laws is uncertain; however, we anticipate that it will have an adverse effect on our results of operations.

There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of prescription drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. Additionally, on January 31, 2019, HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufactures to Medicare Part D plan sponsors, Medicaid managed care organizations, and those entities’ pharmacy benefit managers, the purpose of which is to further reduce the cost of drug products to consumers. On October 9, 2019, HHS, OIG and CMS issued two proposed rules that set forth modifications to the Federal Anti-Kickback Statute, Civil Monetary Penalties Law and Physician Self-Referral Law (or the Stark Law) regulations to promote value-based and coordinated care arrangements, which were finalized in final rules published in December 2020. In particular, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturer. In December 2020, CMS issued a final rule that sets forth various changes to manufacturer price reporting under the Medicaid Drug Rebate Program and provisions relating to pharmacy benefit manager accumulator programs, Best Price reporting related to certain value-based purchasing arrangements, line extensions, and Average Manufacturer Price reporting for authorized generics.

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

Laws in the U.S., Europe, and other jurisdictions impose restrictive regulations addressing the collection, use, and other processing of personal information.

We also must comply with data protection and privacy requirements. Compliance with these laws, rules and regulations regarding privacy, security and protection of personal data and personal information, including about our personnel, business partners, and others, could result in higher compliance and technology costs for us. Significant fines, penalties, damages and harm to our global reputation and our brand could result from actual or perceived non-compliance.

We may collect, process, use or transfer personal information from individuals located in the European Union in connection with our business. The collection and use of personal data in the European Union are governed by the provisions of the General Data Protection Regulation ((EU) 2016/679), or the GDPR. This legislation imposes requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside of the European Economic Area, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping. The GDPR imposes significant responsibilities and liabilities in relation to personal data that we process, and we may be required to put in place additional mechanisms designed to comply with the GDPR. Failure to comply with the requirements of the GDPR and related national data protection laws of the member states of the European Union may result in investigations, substantial fines, civil claims, and damages being brought against us, which could have a material adverse effect on our business, financial condition and results of operations.

Further, the United Kingdom exited the EU effective January 31, 2020, subject to a transition period that ended December 31, 2020. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. The United Kingdom has implemented legislation that substantially implements the GDPR, and the European Commission and the United Kingdom government announced a EU-UK Trade and Cooperation Agreement on December 24, 2020, providing for a temporary free flow of personal data between the EU and the United Kingdom, but it remains to be seen how the United Kingdom’s withdrawal from the EU will impact the manner in which United Kingdom data protection laws or regulations will develop and how data transfers to and from the United Kingdom will be regulated and enforced by the UK Information Commissioner’s Office, EU data protection authorities, or other regulatory bodies in the longer term.

In addition, U.S. states are adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements related to personal information. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which took effect on January 1, 2020 and has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents, among other things, expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CCPA will be expanded substantially on January 1, 2023 when the California Privacy Rights Act of 2020, or the CPRA, which was approved by California voters in November 2020, becomes fully operative. The CPRA will, among other things, give consumers the ability to limit use of information deemed to be sensitive, establish the California Privacy Protection Agency to implement and enforce the CPRA and impose administrative fines. Aspects of the CCPA and CPRA, and their interpretation and enforcement remain uncertain. The potential effects of the CCPA and CPRA are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Additionally, other jurisdictions are considering new or expanded laws or regulations relating to privacy and data protection. With the GDPR, CCPA, CPRA, and other laws, regulations and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements, putting in place additional compliance mechanisms and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Additionally, if third parties we work with, such as vendors or service providers, violate applicable laws or regulations or our policies, such violations may also put our data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or our service providers to comply with our applicable policies or notices relating to privacy or data protection, our contractual or other obligations to third parties, or any of our other legal obligations relating to privacy or data protection, may result in governmental investigations or enforcement actions, litigation, claims and other proceedings, and could result in significant fines, penalties, and other liability. Additionally, defending against any claims, litigation, regulatory proceedings, or other proceedings can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions or proceedings that may be brought against us, our business may be impaired, and we may suffer reputational and other harm.

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

• the level of taxes that we are required to pay; and

• the availability of capital.

In the U.S., all of our pharmaceutical products are subject to increasing pricing pressures. Such pressures have increased as a result of the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the MMA, due to the enhanced purchasing power of the private sector plans that negotiate on behalf of Medicare beneficiaries. In 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. The FDA also released a final rule on September 24, 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Recently, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The likelihood of implementation of any of the other Trump administration reform initiatives is uncertain, particularly in light of the transition to the incoming Administration. We cannot predict how these and future federal and state cost control initiatives will impact our business or the pricing of our products. In addition, if the MMA or the Affordable Care Act were amended to impose direct governmental price controls and access restrictions, it would have a significant adverse impact on our business. Furthermore, managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would affect rebate levels and apply to broader segments of their populations that are not Medicaid-eligible. Further, there continue to be legislative proposals to amend U.S. laws to allow the importation into the U.S. of prescription drugs, which can be sold at prices that are regulated by the governments of various foreign countries. In addition to well-documented safety concerns, such as the increased risk of counterfeit products entering the supply chain, such importation could impact pharmaceutical prices in the U.S. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In February 2017, the FDA requested that we discontinue the manufacturing and distribution of our epinephrine injection, USP vial product, which had been marketed under the “grandfather” exception to the “FDA’s Prescription Drug Wrap-Up program”. We discontinued selling this product in the second quarter of 2017. In April 2020, the FDA granted approval of our Epinephrine Injection USP 30mg/mL Multiple Dose Vial, and we launched the product in May 2020.

The FDA granted approval of our Atropine Sulfate Injection 0.1mg/mL in the 10mL Luer-Jet® Prefilled Syringe in October 2020.

For the years ended December 31, 2020, 2019, and 2018, we recorded net revenues of $23.1 million, $27.1 million, and $19.1 million, respectively, from our unapproved products. Our unapproved products currently on the market include: morphine, dextrose and epinephrine prefilled syringes. We have filed two ANDAs and one NDA with respect to our remaining unapproved products in order to mitigate all risk associated with the marketing of unapproved drug products. Prior to the approval of our ANDA and NDA submissions, we continue to operate in compliance with the FDA Compliance Policy Guide, CPG Sec. 440.100 Marketed New Drugs Without Approved NDAs and ANDAs. Recently, the HHS announced that termination of the FDA Unapproved Drugs Initiative (UDI), citing that the Compliance Policy Guide (CPG) issued with the UDI was “linked to prescription drug price increases and shortages” and announced its withdrawal. The long-term impact of this policy and other measures of the incoming Administration on our business remains unclear.

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

In January 2016, the Centers for Medicare and Medicaid Services, or CMS, issued a final rule that helped to clarify many of the changes made to the Medicaid Drug Rebate Program by the Affordable Care Act. The final rule attempts to provide drug manufacturers with the regulatory guidance necessary to ensure proper calculation and reporting of drug product and pricing information. Specifically, the final rule attempts to clarify the definition of what constitutes a manufacturer’s “best price” and aligns it, where appropriate, to the definition of “Average Manufacturer Price”, which is used to calculate drug rebates. Notwithstanding the final rule’s guidance, a number of state and federal government agencies will continue to conduct investigations of manufacturers’ reporting practices with respect to Average Wholesale Prices, or AWP, in which reports of inflated AWP may lead to excessive payments for prescription drugs. These investigations could have a material adverse effect on our business, financial position and results of operations. In December 2020, CMS issued a final rule that sets forth various changes to manufacturer price reporting under the Medicaid Drug Rebate Program and provisions relating to pharmacy benefit manager accumulator programs, Best Price reporting related to certain value-based purchasing arrangements, line extensions, and Average Manufacturer Price reporting for authorized generics.

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

Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include:

●	the federal Anti-kickback statue, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;
●	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of individually identifiable health information;
●	the FFDCA and similar laws regulating advertisement and labeling;
●	the federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, require applicable manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services under the Open Payments Program, information related to certain payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; effective January 1, 2022, reporting obligations of applicable manufacturers will be extended to include additional covered recipients, including payments and transfers of value made during the previous year to certain non-physician providers, such as physician assistants and nurse practitioners, among others;
●	the U.S. Foreign Corrupt Practices Act, which prohibits corrupt payments, gifts or transfers of value to non-U.S. officials;
●	non-U.S. and U.S. state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers;
●	state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines, and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources;
●	state and local laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration, and items of value provided to healthcare professionals and entities;
●	state and local laws that require the registration of pharmaceutical sales representatives; and
●	state and foreign laws also govern the privacy and security of personal information (including health information) in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We are exposed to the risk of fraud, misconduct, or other illegal activity by our employees, independent contractors, consultants, commercial partners, and vendors. Misconduct by these parties could include intentional, reckless, and negligent conduct that fails to:

●	comply with the laws of the FDA, EMA, and other comparable foreign regulatory authorities;
●	provide true, complete, and accurate information to the FDA, EMA, and other comparable foreign regulatory authorities;
●	comply with manufacturing standards we have established;
●	comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or
●	report financial information or data accurately or to disclose unauthorized activities to us.

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

Risks Relating to our International Business

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

International operations are subject to a number of other inherent risks, and our future results could be adversely affected by a number of factors, including:

●	requirements or preferences for domestic products or solutions, which could reduce demand for our products;
●	differing existing or future regulatory and certification requirements, including additional or new U.K. – specific regulatory requirements for commercialization of our products in the U.K. following the end of Brexit transition period on December 31, 2020;
●	management communication and integration problems resulting from cultural and geographic dispersion;
●	greater difficulty in collecting accounts receivable and longer collection periods;
●	difficulties in enforcing contracts;
●	difficulties and costs of staffing and managing non-U.S. operations;
●	difficulty hiring and retaining appropriate personnel due to intense competition for such resources and resulting wage inflation in the cities where our operations are located;
●	different labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
●	the uncertainty of protection for intellectual property rights in some countries and resulting exposure to misappropriation of intellectual property or information that is proprietary to us, our customers and other third parties;
●	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell our products;
●	changes in social, political, and economic conditions or in laws, regulations and policies governing foreign trade, manufacturing, development and investment both domestically as well as in other countries and jurisdictions into which we manufacture or sell our products;
●	exposure to liabilities under both U.S. and foreign laws, including export and antitrust regulations, anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, and similar applicable laws and regulations in other jurisdictions, and any trade regulations ensuring fair trade practices;
●	uneven electricity supply that can negatively impact manufacturing;
●	heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;
●	fluctuations in currency exchange rates and regulatory compliance;
●	delays, inefficiencies, and other challenges inherent to efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs;
●	potentially adverse tax consequences, including multiple and possibly overlapping tax structures; and
●	interruptions to our manufacturing or business operations resulting from trade restrictions, political and economic instability, political unrest, war, terrorism, natural disasters including earthquakes, typhoons, floods, and fires, or outbreaks of health epidemics such as the coronavirus and African swine flu outbreaks.

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

We are continuing to expand our international operations as part of our growth strategy. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. There is a possibility that the United States could continue to impose greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. In September 2018, the U.S. Trade Representative (the “USTR”) enacted a tariff on the import of other Chinese products, with a combined import value of approximately $200 billion. Since that time USTR has imposed tariffs on additional goods. Tariffs on imports of APIs and starting materials used in our products, or retaliatory trade measures taken by China or other countries, including restricted access to APIs or starting materials used in our products, causing us to raise prices or make changes to our products, could materially harm our business, financial condition and results of operations. Further, the continued threats of tariffs, trade restrictions, and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Although the United States and China signed a phase one trade deal on January 15, 2020, given the relatively fluid regulatory environment in China and the United States and uncertainty regarding how the U.S. and the incoming Administration or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could occur and could directly and adversely impact our financial results and results of operations.

We are subject to various governmental export control and trade sanctions laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate these controls.

In some cases, our products are subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our activities may be subject to trade and economic sanctions, including those administered by the United States Department of the Treasury’s Office of Foreign Assets Control, or OFAC, (collectively, “Trade Controls”). As such, a license may be required to export or re-export our products, or provide related services, to certain countries and end-users, and for certain end-uses. The process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities.

Trade Controls are complex and dynamic regimes and monitoring and ensuring compliance can be challenging. Although we have procedures in place designed to ensure our compliance with Trade Controls, any failure to comply could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. Although we have no knowledge that our activities have resulted in violations of Trade Controls, any failure by us or our partners to comply with applicable laws and regulations would have negative consequences for us, including reputational harm, government investigations, and penalties.

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

Because we consolidate ANP’s financial results in our results of operations, our financial performance is impacted by the financial performance of ANP. ANP’s financial performance may be affected by a number of factors, including, but not limited to:

●	ANP’s ability to execute on its expansion plans;

●	the commercial success of ANP’s APIs, starting materials and finished pharmaceutical products;

●	results of clinical trials of our product candidates or those of ANP’s customers;

●	pricing actions by competitors;

●	the timing of orders or any cancellation of orders from ANP’s customers;

●	manufacturing or supply interruptions;

●	actions taken by current and potential business partners;

●	actions by regulatory bodies, such as the FDA or the CFDA;

●	changes or developments in laws or regulations;

●	disputes or other developments relating to patents or other proprietary rights;

●	litigation or investigations involving ANP, our industry, or both; and

●	ANP’s ability to control costs, including its operating expenses.

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

We are currently, have in the past and in the future may become involved in patent litigations or other intellectual property proceedings relating to our future product approvals, which could result in liability for damages or delay or stop our development and commercialization efforts.

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

In addition, we have registered approximately 17.3 million shares subject to options and RSUs outstanding or reserved for future issuance under our equity compensation plans. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Jack Y. Zhang and Mary Z. Luo, each of whom serves as a director and an executive officer, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 1, 2021, Jack Y. Zhang and Mary Z. Luo, or Drs. Zhang and Luo, each of whom serves as one of our directors and executive officers, and their affiliates beneficially own approximately 25.7% of our outstanding common stock, including shares of common stock subject to options exercisable within 60 days of March 1, 2021. Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 28.7% of the outstanding, including shares of our common stock, based on the number of shares outstanding and shares of our common stock subject to options exercisable within 60 days of March 1, 2021. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

Jack Y. Zhang and Mary Z. Luo have pledged shares of our common stock to secure funds borrowed under existing credit lines from three financial institutions. Each of the lenders has varying rights as a lender, including one which has the right to conduct a forced sale at its sole discretion. An action by one of the lenders could include a sale of certain shares of the Company’s stock pledged as collateral, the sale of which could cause our stock price to decline. An action to cure and cover indebtedness by any one of the lender could also have other negative impacts on our business.

Since September 2015, UBS Bank USA, or UBS Utah, has made extensions of credit up to the amount of $8.0 million to Applied Physics & Chemistry Laboratories, Inc., or APCL, which is controlled by Jack Y. Zhang and Mary Z. Luo. In May 2019, the credit amount was increased to $11.0 million. Since February 2017, UBS AG has also provided an extension of credit up to the amount of $8.0 million to APCL. In 2021, the outstanding UBS AG credit line was transferred to UBS Bank USA due to a UBS organizational change. The total UBS combined credit lines are $17.6 million, which is $11.0 million from UBS Utah plus $6.6 million transferred from UBS AG. The credit lines are secured by a pledge of 3,582,898 shares of our common stock currently held by APCL. Interest on the loan accrues at market rates. UBS has an unlimited and unilateral right to call the credit lines for any reason whatsoever.

In October 2017, East West Bank, or East West, entered into an agreement with Drs. Zhang and Luo whereby East West would loan them up to $5.0 million. The loan is secured by a pledge of 650,000 shares of our common stock held by Dr. Zhang and 550,000 shares of our common stock held by Dr. Luo. Interest on the loan accrues at market rates. East West Bank has acceleration rights to protect it in the event of a default.

In May 2018, Drs. Zhang and Luo entered into a business loan agreement with Cathay Bank, or Cathay, for the extension of a credit line up $25.0 million. The loan is secured by pledged shares of 3,800,000 our common stock currently held by APCL or Drs. Zhang and Luo. Interest on the loan accrues at market rates. Cathay received customary fees and expense reimbursements in connection with this loan. The credit facility with Cathay Bank has a fifteen day cure period in the event of a default.

We are not a party to these loans, which are full recourse against APCL and each of Drs. Zhang and Luo, respectively, and are secured by pledges of a portion of the shares of our common stock currently beneficially owned by Drs. Zhang and Luo.

If the price of our common stock declines, Drs. Zhang and Luo may be forced by these financial institutions to provide additional collateral for the loans or to sell shares of our common stock held by them in order to remain within the margin limitations imposed under the terms of their loans. Furthermore, the pledged shares may be acquired and sold by the lenders. These factors may limit Dr. Zhang and Dr. Luo’s ability to either pledge additional shares of our common stock or sell shares of our common stock held by them as a means to avoid or satisfy a margin call with respect to their pledged common stock in the event of a decline in our stock price that is large enough to trigger a margin call. Any significant sales of our common stock by one or more of these three lenders could cause the price of our common stock to decline further.

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

Although our Board has authorized a share repurchase program, and we repurchased approximately 1.4 million of our shares during 2020 for $24.4 million, any determination to continue to execute our stock repurchase program as planned will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors, as well as our Board's continuing determination that the repurchase program is in the best interests of our shareholders and is in compliance with all laws and agreements applicable to the repurchase program. Our stock repurchase program does not obligate us to acquire any specific number of shares. If we fail to meet any expectations related to stock repurchases, the market price of our stock could decline significantly, and could have a material adverse impact on investor confidence. Additionally, price volatility of our stock over a given period may cause the average price at which we repurchase our own stock to exceed the stock market price at a given point in time.

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

General Risk Factors

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

Our operating results may be subject to quarterly and annual fluctuations as a result of a number of factors, including the following:

●	the commercial success of our key products and those of our customers;
●	results of clinical trials of our product candidates or those of our competitors;
●	pricing actions by competitors;
●	the timing of orders or any cancellation of orders from our customers;
●	manufacturing or supply interruptions;
●	actions by regulatory bodies, such as the FDA, that have the effect of delaying or rejecting approvals of our product candidates;
●	changes in the prescription practices of physicians;
●	changes or developments in laws or regulations applicable to our product candidates;
●	introduction of competitive products or technologies;
●	failure to meet or exceed financial projections we provide to the public;
●	actual or anticipated variations in quarterly operating results;
●	failure to meet or exceed the estimates and projections of securities analysts or investors;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or achievement of significant milestones;

●	changes in, or termination of our agreements with our business partners;
●	developments concerning our sources of manufacturing supply;
●	disputes or other developments relating to patents or other proprietary rights;
●	litigation or investigations involving us, our industry, or both;
●	additions or departures of key scientific or management personnel;
●	announcements or issuances of debt, equity or convertible securities;
●	sales of our common stock by our stockholders;
●	changes in the market valuations of similar companies;
●	major catastrophic events;
●	major changes in our Board of Directors or management or departures of key personnel;
●	our overall effective tax rate, including impacts caused by any reorganization in our corporate structure, and any new legislation or regulatory developments, including the Tax Act;
●	general economic and market conditions and overall fluctuations in U.S. equity markets; or
●	the other factors described in this “Item 1.A Risk Factors” section.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Stock Market LLC and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

We may become involved in litigation that may materially adversely affect us.

From time to time, we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes and other matters relating to various claims that arise in the normal course of our business in addition to governmental and other regulatory investigations and proceedings. For example, former employees have filed claims against us under California’s Private Attorneys General Act, or PAGA. PAGA allows an aggrieved staff member to bring a lawsuit on behalf of other current and former staff members for labor code violations. In addition, third parties may, from time to time, assert claims against us in the form of letters and other communications. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The following table provides a summary of our owned properties as of December 31, 2020:

	Aggregate
	Facility Size
Location	(in square feet)	Primary Use	Segment
Rancho Cucamonga, CA	267,674	Headquarters, research and development, laboratories, manufacturing, packaging, warehousing and administrative offices	Finished pharmaceutical products
Éragny-sur-Epte, France	251,983	Manufacturing, laboratories, warehousing and administrative offices	API
Canton, MA	251,750	Manufacturing, packaging, warehousing, distribution and administrative offices	Finished pharmaceutical products
Nanjing, China	405,951	Manufacturing, procurement, research and development, warehousing, and administrative offices	Finished pharmaceutical products
Chino, CA	57,968	Research and development, and laboratories	Finished pharmaceutical products
South El Monte, CA	21,200	Manufacturing	Finished pharmaceutical products

The properties leased by us have expiration dates ranging from 2021 to 2030 (including certain renewal options). The following table provides a summary of our leased properties:

	Aggregate
	Facility Size
Location	(in square feet)	Primary Use	Segment
Nanjing, China	153,877	Manufacturing, laboratories and administrative offices	Finished pharmaceutical products
Rancho Cucamonga, CA	180,019	Warehousing, distribution and administrative offices	Finished pharmaceutical products
South El Monte, CA	312,158	Manufacturing, packaging, warehousing, distribution and administrative offices	Finished pharmaceutical products

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

Holders of Record

At March 8, 2021, we had 47,432,937 shares of common stock outstanding held by approximately 143 stockholders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders, including stockholders who are beneficial owners but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2015, with the cumulative stockholder return since December 31, 2015, on two indices: the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index. The graph assumes an initial investment of $100 on December 31, 2015, both in our common stock and in the stocks comprising each index. It also assumes reinvestment of dividends, if any. Historical stockholder return shown is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Amphastar Pharmaceuticals, Inc.
NASDAQ Composite
NASDAQ Pharmaceutical

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2020

The table below provides information with respect to repurchases of our common stock.

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
October 1 – October 31, 2020	52,110	$20.24	52,110	—
November 1 – November 30, 2020	56,984	19.11	56,984	—
December 1 – December 31, 2020	66,928	18.56	66,928	—
(1)	During the fourth quarter of 2020, we repurchased shares of our common stock as part of the share buyback programs authorized by our Board of Directors on November 4, 2019 and August 4, 2020. As of December 31, 2020, $17.4 million remained available for repurchase under such programs.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2020 other than transactions previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Item 6. (Reserved)

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

In this section, we generally discuss the results of our operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion of the year ended December 31, 2019 to the year ended December 31, 2018, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020, which discussion is hereby incorporated herein by reference.

Overview

We are a bio-pharmaceutical company that focuses primarily on developing, manufacturing, marketing and selling technically-challenging generic and proprietary injectable, inhalation, and intranasal products as well as insulin API products. We currently manufacture and sell over 20 products.

We are currently developing a portfolio of 13 generic abbreviated new drug applications, or ANDAs, three biosimilar insulin product candidates and four proprietary product candidates, which are in various stages of development and target a variety of indications. Five of the ANDAs and one NDA are currently on file with the FDA.

Our largest products by net revenues currently include Primatene Mist®, enoxaparin sodium injection, phytonadione, lidocaine jelly and sterile solution, and naloxone hydrochloride injection. In the fourth quarter of 2018, we launched our over-the-counter product Primatene Mist®. In July 2019, we began a national digital, radio, and television campaign for our over-the-counter product Primatene Mist®, which will continue throughout 2021. During the second quarter of 2020, we launched our epinephrine injection, USP 30mg/mL multiple dose vial product. In December 2020, the FDA granted approval of our glucagon for injection emergency kit, 1mg, and we launched this product in the first quarter of 2021.

To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. These acquisitions collectively have strengthened our core injectable and inhalation product technology infrastructure by providing additional manufacturing, marketing, and research and development capabilities, including the ability to manufacture raw materials, API and other components for our products.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the world, including locations where we operate, such as the United

States, China and France. We have been actively monitoring the COVID-19 pandemic and its impact globally. Currently, our production facilities in all of our locations continue to operate as they had prior to the COVID-19 pandemic with few changes, other than for enhanced safety measures intended to prevent the spread of the virus.

As a result of the COVID-19 pandemic, during the first half of 2020, sales of Primatene Mist® and certain hospital products increased, while sales of certain products frequently used in elective procedures, such as Cortrosyn® and lidocaine products, decreased. During the second half of 2020, sales of these products returned to levels closer to those experienced prior to the COVID-19 pandemic. Also, some of our ongoing clinical trials have experienced short-term interruptions in the recruitment of patients due to the COVID-19 pandemic, as hospitals prioritize their resources towards the COVID-19 pandemic and governments impose travel restrictions. Additionally, some clinical trials experienced increased expenses due to new protocols to protect participants from COVID-19.

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

The COVID-19 pandemic has and will continue to adversely affect global economies and financial markets, resulting in an economic downturn that could affect demand for our products and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. We cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. We will continue to monitor the impact of COVID-19 on all aspects of our business. See Item 1A, “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Business Segments

As of December 31, 2020, our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) API products. The finished pharmaceutical products segment manufactures markets and distributes Primatene Mist®, enoxaparin, naloxone, phytonadione, lidocaine, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes RHI API and porcine insulin API for external customers and internal product development. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Segment Reporting Information.”

Results of Operations

Year ended December 31, 2020 compared to year ended December 31, 2019

Net revenues

	Year Ended December 31,		Change
	2020	2019	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$331,368	$302,000	$29,368	10%
API	18,478	20,357	(1,879)	(9)%
Total net revenues	$349,846	$322,357	$27,489	9%
Cost of revenues
Finished pharmaceutical products	$179,723	$165,424	$14,299	9%
API	26,783	25,010	1,773	7%
Total cost of revenues	$206,506	$190,434	$16,072	8%
Gross profit	$143,340	$131,923	$11,417	9%
as % of net revenues	41%	41%

The increase in net revenues of finished pharmaceutical products for 2020 was primarily due to the following changes:

	Year Ended December 31,		Change
	2020	2019	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
Primatene Mist®	$51,725	$18,065	$33,660	186%
Enoxaparin	48,681	42,695	5,986	14%
Phytonadione	42,646	45,786	(3,140)	(7)%
Lidocaine	41,113	46,013	(4,900)	(11)%
Naloxone	33,416	34,761	(1,345)	(4)%
Epinephrine	23,799	13,885	9,914	71%
Other finished pharmaceutical products	89,988	100,795	(10,807)	(11)%
Total finished pharmaceutical products net revenues	$331,368	$302,000	$29,368	10%

The increase in sales of Primatene Mist® for the year ended December 31, 2020 was a result of the continued success of our nationwide digital, television and radio campaign, which will continue throughout 2021. Additionally, sales of Primatene Mist® increased as we increased our distribution channels, selling online on Amazon and to Kroger, the largest grocery store chain in the United States starting in the third quarter of 2020. The increase in sales of enoxaparin was primarily due to an increase in unit volume, as a result of a competitor leaving the market. The increase in sales of epinephrine was primarily due to the launch of our epinephrine injection, USP 30mg/30mL multiple dose vial product in the second quarter of 2020. During the second and fourth quarters of 2020, we experienced lower demand for certain products which are frequently used in elective procedures, including lidocaine products and some products such as Cortrosyn® which are included in other finished pharmaceutical products. We attribute these declines in products used in elective procedures to a nationwide decline in such procedures by hospitals and individuals in response to the COVID-19 pandemic. These declines were partially offset by a $5.9 million increase in sales of sodium bicarbonate, included in other finished pharmaceutical products, as we were able to utilize the new production line approved by the FDA earlier in the year to meet strong market demand. We saw lower volume of several other finished pharmaceutical products including calcium chloride, dextrose and atropine, as a competitor who experienced shortages in 2019 returned to the market in 2020.

We anticipate that sales of naloxone and enoxaparin will continue to fluctuate in the future as a result of changing levels of competition.

Sales of API primarily depend on the timing of customer purchases. We anticipate that sales of API will continue to fluctuate and may decrease due to the inherent uncertainties related to sales to MannKind Corporation pursuant to our supply agreement with them. In addition, most of our API sales are denominated in euros, and the fluctuation in the value of euros versus the U.S. dollar has had, and will continue to have, an impact on API sales revenues in the near term.

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. We had no significant backlog as of December 31, 2020. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross Margins

Gross margins remained approximately the same compared to the prior period. We saw an increase in sales of Primatene Mist® and launched epinephrine injection multiple dose vial, which are both higher-margin products. These increases in gross margins were offset by charges included in cost of revenue to adjust our inventory and related purchase commitments to their net realizable value. Additionally, the gross margin in 2019 benefited from a one-time $2.8 million amendment fee paid by MannKind, which temporarily increased gross margin as a percentage of revenue in 2019.

The cost of heparin, which is the starting material for enoxaparin, has increased and is expected to increase further, putting downward pressure on our gross margins. However, we believe that this trend will be offset by sales of our higher-margin products, such as Primatene Mist®, and epinephrine multi dose vials, which were launched over the past few years and by glucagon which was launched in 2021. Additionally, we have not seen significant supply disruption due to the COVID-19 pandemic at this time, but we are carefully monitoring for any potential problems.

Selling, distribution, and marketing, and general and administrative

	Year Ended December 31,		Change
	2020	2019	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$14,780	$12,830	$1,950	15%
General and administrative	50,377	50,279	98	0%

The increase in selling, distribution, and marketing expenses was primarily due to marketing and distribution expenses related to Primatene Mist®, including the cost of a national digital, television and radio marketing campaign which began in July 2019. The increase in general and administrative expense was primarily due to an expense of $4.9 million relating to cash compensation and share-based compensation expense in connection with a separation agreement with a former executive during the second quarter of 2020. This was partially offset by a decrease in legal expenses as a result of the enoxaparin patent and antitrust litigation settlement reached in the second quarter of 2019.

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

Research and development

	Year Ended December 31,		Change
	2020	2019	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$27,156	$27,503	$(347)	(1)%
Clinical trials	6,975	8,707	(1,732)	(20)%
FDA fees	370	860	(490)	(57)%
Testing, operating and lab supplies	13,630	15,640	(2,010)	(13)%
Depreciation	10,119	8,591	1,528	18%
Other expenses	8,979	7,552	1,427	19%
Total research and development expenses	$67,229	$68,853	$(1,624)	(2)%

Clinical trial expense decreased due to the completion of one of our external studies in 2020 and the delay in other studies caused by COVID-19. The decrease in testing, operating and lab supplies was primarily due to a decrease in expenses at our ANP facility.

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

Other income (expense), net

	Year Ended December 31,		Change
	2020	2019	Dollars	%

	(in thousands)
Other income (expenses), net	$(6,585)	$59,389	$(65,974)	NM

In June 2019, we recognized a gain of $59.9 million relating to our settlement of the enoxaparin patent and antitrust litigation with Momenta Pharmaceuticals, Inc. and Sandoz Inc. In December 2020, we recorded $12.8 million of expense in connection with the Aventis litigation. For more information regarding our litigations matters, see Note 20 to the consolidated financial statements. This was partially offset by $5.1 million relating to foreign currency gains in 2020.

Income tax provision

	Year Ended December 31,		Change
	2020	2019	Dollars	%

	(in thousands)
Income tax provision	$3,540	$13,723	$(10,183)	NM
Effective tax rate	76%	23%

Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdiction as compared to notional U.S. federal statutory tax rate, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period, but are not consistent from period to period.

For additional information on our income taxes, including information about the impact of the CARES Act, refer to Note 15 to the consolidated financial statements.

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

As of December 31, 2020, our foreign subsidiaries collectively held $20.1 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

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

Working capital increased $2.3 million to $167.5 million at December 31, 2020, compared to $165.2 million at December 31, 2019.

Cash Flows from Operations

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019

	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$57,266	$41,762
Investing activities	(36,415)	(50,527)
Financing activities	(2,246)	(3,783)
Effect of exchange rate changes on cash	352	(104)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$18,957	$(12,652)

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $57.3 million for the year ended December 31, 2020, which included net income of $1.1 million. Non-cash items comprised primarily of $21.5 million of depreciation and amortization, and $20.5 million of share-based compensation expense.

Additionally, for the year ended December 31, 2020, there was a net cash inflow from changes in operating assets and liabilities of $9.1 million, which resulted from an increase in accounts payable and accrued liabilities and a decrease in inventory, which was partially offset by an increase in accounts receivable. Accounts payable and accrued liabilities increased primarily due to the timing of payments. The decrease in inventory was a result of strong sales throughout the year and a decrease in purchases of raw materials of enoxaparin. The increase in accounts receivable was due to the timing of sales.

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

Additionally, there was a net cash outflow from changes in operating assets and liabilities of $51.7 million which resulted from the decrease in accounts receivable, offset by an increase in inventory, as well as a decrease in accounts payable and accrued liabilities. The decrease in accounts receivable was due to the timing of sales. The increase in inventory was primarily due to increased purchases of raw materials and the production of finished goods for enoxaparin and Primatene Mist® with an impact of $29.2 million and $9.3 million, respectively. We utilized deferred tax credits to offset a significant portion of the tax liability related to our 2019 U.S. federal and California state taxable income, resulting in only $4.6 million tax payments. Accounts payable and accrued liabilities decreased primarily due to the timing of payments.

Investing Activities

Net cash used in investing activities was $36.4 million for the year ended December 31, 2020, primarily as a result of $33.9 million in purchases of property, plant, and equipment, which included $11.5 million incurred in the United States, $2.9 million in France, and $19.5 million in China. Additionally, we purchased $1.1 million in short-term investments in 2020.

Net cash used in investing activities was $50.5 million for the year ended December 31, 2019, primarily as a result of $41.6 million in purchases of property, plant, and equipment, which included $11.3 million incurred in the United States, $6.8 million in France, and $23.5 million in China. Additionally, we purchased $8.8 million in short-term investments in 2019.

Financing Activities

Net cash used in financing activities was $2.2 million for the year ended December 31, 2020, primarily as a result of $24.4 million used to purchase treasury stock offset by $23.2 million in net proceeds from the settlement of share-based compensation awards under our equity plans. Additionally, we also made $8.4 million in principal payments on our long-term debt and received $7.5 million from borrowings on our lines of credit, of which $3.1 million was converted into an equipment loan during the year.

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

Debt and Borrowing Capacity

Our outstanding debt obligations are summarized as follows:

	December 31,
	2020	2019	Change

	(in thousands)
Short-term debt and current portion of long-term debt	$12,263	$7,741	$4,522
Long-term debt	34,186	39,394	(5,208)
Total debt	$46,449	$47,135	$(686)

As of December 31, 2020, we had $56.0 million in unused borrowing capacity under revolving lines of credit and equipment lines of credit with Cathay Bank, East West Bank, and China Merchant Bank.

Lines of credit bear variable interest rates and are secured by inventory, accounts receivable, intangible assets, and equipment. The weighted average interest rates on lines of credit as of December 31, 2020 and 2019 were 3.8% and 4.0%, respectively. We have also entered into or refinanced certain mortgage and equipment loans with Cathay Bank and East West Bank, which bear variable or fixed interest rates and are secured by buildings and equipment. On certain loans with East West Bank, we have entered into fixed interest rate swap contracts to exchange the variable interests for fixed interest rates without the exchange of underlying notional debt amounts.

For more information regarding our outstanding indebtedness, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt.”

Operating Lease Obligations

As discussed in Note 18 to the consolidated financial statements, as of December 31, 2020 we had a total of $26.2 million of minimum rental payments under operating leases. Of that amount, $4.4 million is due within 12 months as of December 31, 2020.

Purchase obligations

We have certain purchase obligations under which we are required to make minimum payments for items including, but not limited to, inventory and pharmaceutical manufacturing and laboratory equipment. As of December 31, 2020, we had an aggregate amount of approximately $48.8 million. We anticipate that most of these commitments with a remaining term in excess of one year will be fulfilled by 2022.

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

Provision for estimated chargebacks, rebates, discounts, product returns and credit losses is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

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

We establish allowances for estimated chargebacks, rebates and product returns based on a number of qualitative and quantitative factors, including:

●	contract pricing and return terms of our agreements with customers;
●	wholesaler inventory levels and turnover;
●	historical chargeback and product return rates;
●	shelf lives of our products, which is generally two years, as is the case with enoxaparin;
●	direct communication with customers;
●	anticipated introduction of competitive products or authorized generics; and
●	anticipated pricing strategy changes by us and/or our competitors.

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

The provision for chargebacks and rebates is reflected as a component of net revenues. The following table is an analysis of the chargeback and rebate provision:

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Beginning balance	$21,644	$22,423
Provision for chargebacks and rebates	158,152	131,524
Credits and payments issued to third parties	(159,416)	(132,303)
Ending balance	$20,380	$21,644

Changes in the chargeback provision from period to period are primarily dependent on our sales to wholesalers, the level of inventory held by wholesalers, and the wholesalers’ customer mix. Changes in the rebate provision from period to period are primarily dependent on retailer’s and other indirect customers’ purchases. The approach that we use to estimate chargebacks and rebates has been consistently applied for all periods presented. Variations in estimates have been historically small. We continually monitor the provision for chargebacks and rebates and make adjustments when we believe that the actual chargebacks and rebates may differ from the estimates. The settlement of chargebacks and rebates generally occurs within 30 days to 60 days after the sale to wholesalers. Accounts receivable and/or accounts payable and accrued liabilities are reduced and/or increased by the chargebacks and rebate amounts depending on whether we have the right to offset with the customer. Of the provision for chargebacks and rebates as of December 31, 2020 and 2019, $16.4 million and $15.4 million were included in accounts receivable, net, on the consolidated balance sheets, respectively. The remaining provision as of December 31, 2020 and 2019, was $4.0 million and $6.2 million, which were included in accounts payable and accrued liabilities, respectively.

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

The provision for product returns is reflected as a component of net revenues. The following table is an analysis of the product return liability:

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Beginning balance	$10,339	$8,030
Provision for product returns	11,810	7,305
Credits issued to third parties	(7,945)	(4,996)
Ending balance	$14,204	$10,339

Of the provision for product returns as of December 31, 2020 and 2019, $10.2 million and $7.1 million were included in accounts payable and accrued liabilities on the consolidated balance sheets, respectively. The remaining provision as of December 31, 2020 and 2019, of $4.0 million and $3.2 million were included in other long-term liabilities, respectively. For the years ended December 31, 2020 and 2019, our aggregate product return rate was 1.4% and 1.1% of qualified sales, respectively.

Inventory

Inventories consist of currently marketed products and products manufactured under contract. Inventories are stated using the first-in, first-out method, on a consistent basis. Inventory is stated at the lower of cost and net realizable value. We adjust inventories to their net realizable value: (i) if a launch of a new product is delayed and inventory may not be fully utilized and could be subject to impairment, (ii) when a product is close to expiration and not expected to be sold, (iii) when a product has reached its expiration date, (iv) when a product is not expected to be sellable, and (v) when the estimated net realizable value is below cost. In determining the estimated net realizable value of an inventory item, we consider factors such as the forecasted average net selling price, the amount of inventory on hand, its remaining shelf life, its regulatory approval status, and current and expected market conditions, including management forecasts and levels of competition.

The largest adjustment to the net realizable value of our inventory has historically been related to enoxaparin. The adjustment of enoxaparin inventory to its net realizable value has been driven primarily by increases in the prices of heparin, the starting material for the production of the API in our enoxaparin product. Other cost increases relate to labor and overhead also impacted the cost of producing enoxaparin. Additionally, fluctuations in the forecasted average net selling price impact this estimate. The average net selling price has fluctuated due to competitor entries and exits from the market.

Impairment of Intangible and Long-Lived Assets

We review long-lived assets and definite-lived identifiable intangible assets or asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and circumstances include decisions by the FDA regarding evidence of effectiveness of proprietary drug candidates or bioequivalence (sameness) of our generic product candidates as compared to the reference drug, communication with the regulatory agencies regarding the safety and efficacy of our products under review, the use of the asset in current research and development projects, any potential alternative uses of the asset in other research and development projects in the short-to-medium term, clinical trial results and research and development portfolio management options. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset groups and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset or asset groups, further impairment analysis is performed. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset or asset groups (assets to be held and used) or fair value less cost to sell (assets to be disposed of). All of our impairments relate primarily to the isolated write-off of certain manufacturing equipment related to abandoned projects. Since we periodically assess our product candidates and make changes to product development plans, we incur impairment charges from time to time which can fluctuate significantly from period to period.

The indefinite-lived intangible asset, the Primatene® trademark acquired in June 2008, and goodwill are tested for impairment annually, in the fourth quarter, or more frequently if indicators of impairment are present. An impairment loss is recorded if the asset’s fair value is less than its carrying value. We also periodically review the Primatene® trademark to determine if events and circumstances continue to support an indefinite useful life. When we choose to perform a qualitative assessment, we evaluate economic, industry and company-specific factors as an initial step. If we determine it is more likely than not that the Primatene® trademark is impaired or the fair value of a reporting unit is less than its carrying amount, further quantitative impairment process is then performed; otherwise, no further testing is required. If the life is no longer indefinite, the asset is tested for impairment, and the carrying value, after recognition of any impairment loss, is amortized over its remaining useful life. No impairment of indefinite-lived intangible asset and goodwill was recorded during the years ended December 31, 2020, 2019, or 2018, respectively.

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

We use the Black-Scholes option pricing model to determine the fair value of options awards. The Black-Scholes option pricing model has various inputs such as the common share price on the date of grant, exercise price, the risk-free interest rate, volatility, expected life and dividend yield, all of which are estimates. We used the risk free rate on U.S. Treasury securities at the time of grant for instruments with maturities commensurate with the expected term of the stock option. Starting in 2020, our volatility estimate was based on the weighted average historical volatility of our stock price since IPO. Prior to 2020, our volatility estimate was based on the weighted average historical volatility of our stock price and the stock price from a set of peer companies, since our shares did not have sufficient trading history. We consider factors such as stage of life cycle, competitors, size, market capitalization and financial leverage in the selection of similar entities. Our dividend yield was assumed to be 0%, because we have no plans to pay dividends. We estimate the expected term of options with consideration of vesting date, contractual term, and historical experience for employee exercise and post-vesting employment termination behavior after our common stock has been publicly traded. The expected term of “plain vanilla” options is estimated based on the midpoint between the vesting date and the end of the contractual term under the simplified method.

The fair value of each share-based compensation award is amortized into compensation expense on a straight-line basis between the grant date for the option and the vesting date net of expected forfeitures. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual numbers differ from such estimates. The change of any of these inputs could significantly impact the determination of the fair value of our options as well as significantly impact our results of operations.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2019-12 Simplifying the Accounting for Income Taxes (Topic 740), which simplifies various aspects related to accounting for income taxes. The amendment also improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The guidance is effective for our interim and annual reporting periods during the year ended December 31, 2021, with early adoption permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements and related disclosures.

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

Investment in China

In accordance with certain agreements between ANP and the Chinese government, in January 2010 and November 2012, we acquired certain land-use rights for $1.2 million and $1.3 million, respectively. As required by these agreements, we were committed to spend approximately $15.0 million in the related land development, which primarily included the construction of fixed assets according to a specific timetable. As of December 31, 2020, we have spent $19.5 million on such construction, fulfilling our commitment.

Government Regulation

Our products and facilities are subject to regulation by a number of federal and state governmental agencies. The FDA in particular, maintains oversight of the formulation, manufacture, distribution, packaging, and labeling of all of our products. The Drug Enforcement Administration, or DEA, maintains oversight over our products that are considered controlled substances.

In December 2020, our IMS facility in South El Monte, California was subject to an inspection by the DEA. The inspection was routine as part of the DEA surveillance program. Due to COVID-19 restrictions, much of the inspection is being performed off-site, by DEA inspectors (i.e. a “paper inspection”). The DEA has completed the inspection, including a thorough review of the requested documents and have found the facility to be in compliance.

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

Investment Risk

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary. As of December 31, 2020, none of our investments experienced any declines in fair value that are other than temporary. We do not enter into investments for trading or speculative purposes.

As of December 31, 2020, we had $15.0 million deposited in seven banks located in China, $4.7 million deposited in one bank located in France, and $0.4 million deposited in one bank located in the United Kingdom. We also maintained $58.7 million in cash equivalents that include money market accounts as of December 31, 2020. Additionally, we maintain approximately $3.9 million in investment grade corporate bonds as of December 31, 2020. The remaining amounts of our cash equivalent as of December 31, 2020, are in non-interest bearing accounts.

As of December 31, 2019, we had $27.6 million deposited in seven banks located in China, $3.0 million deposited in one bank located in France, and $0.8 million deposited in one bank located in the United Kingdom. We also maintained $44.2 million in cash equivalents that include money market accounts as of December 31, 2019. Additionally, we maintain approximately $2.8 million in investment grade corporate bonds as of December 31, 2019. The remaining amounts of our cash equivalent as of December 31, 2019, are in non-interest bearing accounts.

Interest Rate Risk

Our primary exposure to market risk is interest-rate-sensitive investments and credit facilities, which are affected by changes in the general level of U.S. interest rates. Due to the nature of our short-term investments, we believe that we are not subject to any material interest rate risk with respect to our short-term investments.

As of December 31, 2020, we had $46.4 million in long-term debt and finance leases outstanding. Of this amount, $13.2 million had variable interest rates which were not locked-in through fixed interest rate swap contracts. The debt with variable interest rate exposure had a weighted-average interest rate of 4.4% at December 31, 2020. An increase in the index underlying these rates of 1% (100 basis points) would increase our annual interest expense on the debt with variable interest rate exposure by approximately $0.1 million per year.

As of December 31, 2019, we had $47.1 million in long-term debt and finance leases outstanding. Of this amount, $14.5 million had variable interest rates which were not locked-in through fixed interest rate swap contracts. The debt with variable interest rate exposure had a weighted-average interest rate of 4.7% at December 31, 2019.

Foreign Currency Exchange Risk

Our finished pharmaceutical products are primarily sold in the U.S. domestic market, and have little exposure to foreign currency price fluctuations. Our API manufacturing business in France is exposed to market risk related to changes in foreign currency exchange rates, because our insulin sales contracts are frequently denominated in euros, which are subject to fluctuations relative to the USD.

Our Chinese subsidiary, ANP, maintains its books of record in Chinese yuan. These books are remeasured into the functional currency of USD, using the current or historical exchange rates. The resulting currency remeasurement adjustments and other transactional foreign exchange gains and losses are reflected in our statement of operations.

Our French subsidiary, AFP, maintains its books of record in euros. ANP’s Chinese subsidiaries maintain their book of record in Chinese yuan. AUK’s subsidiary, IMS UK, maintains its books of record in British pounds. These books of records are translated into USD using average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing exchange rate at the date of the equity transactions. Translation adjustments are reflected in stockholders’ equity and are included as a component of other comprehensive income (loss).

We are also exposed to the potential earnings effects from intercompany foreign currency assets and liabilities that arise from normal trade receivables and payables and other intercompany loans.

As of December 31, 2020, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would result in approximately $4.8 million reduction of foreign currency gains, and approximately $5.6 million reduction in other comprehensive income.

As of December 31, 2020 and 2019, our foreign subsidiaries had cash balances denominated in foreign currencies in the amount of $10.1 million and $5.2 million, respectively.

Item 8. Financial Statements and Supplementary Data.

Index to Amphastar Pharmaceuticals, Inc. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Amphastar Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amphastar Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Provision for chargebacks estimate
Description of the Matter

The Company’s provision for chargebacks estimate totaled $16.4 million at December 31, 2020. As described in Note 2 to the consolidated financial statements, a provision for chargebacks is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

Auditing the provision for chargebacks estimate, the resulting impact of which is netted on the statement of operations against product sales, is complex, requires significant judgment, and the amounts involved are material to the financial statements taken as a whole. The significant judgment primarily relates to the estimation of the future wholesale customer mix and related contract pricing, which determine the rates at which future chargebacks on current sales will be paid. Revenue from product sales is recognized upon transfer of control of a product to a customer, generally upon delivery, and is based on an amount that reflects the consideration to which the Company expects to be entitled, which represents an amount that is net of the estimated provision for chargebacks, among other deductions. The estimated provision for chargebacks is based on wholesaler inventory levels, historic chargeback rates, and current contract pricing and wholesaler customer mix.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the provision for chargebacks estimation process. This included testing controls over management’s review of significant assumptions and inputs used in the provision for chargebacks estimate, including actual sales, historical experience; and wholesaler inventory levels, customer mix and contract pricing.

To test the provision for chargebacks estimate, we obtained management’s calculations and performed the following procedures, among others. We evaluated the appropriateness of the Company’s models and methodology, including recalculating the estimate using those models and testing the completeness and accuracy of the inputs by comparing to internal and external data. We evaluated the reasonableness of significant assumptions (e.g., estimated wholesale customer mix and related contract pricing) by comparing rates at different time periods, including historical and subsequent periods, obtaining an understanding of the facts supporting the selected rates, and performing sensitivity analyses over those rates. We assessed subsequent events to determine whether there was any new information that would require adjustment to the initial provision.

Inventory lower of cost or net realizable value estimate
Description of the Matter

The Company's inventories totaled $96.8 million as of December 31, 2020 which is net of, amongst other things, provisions to reduce the value of enoxaparin inventory to the lower of its cost and net realizable value. Total charges of $9.4 million related to enoxaparin inventory and related purchase commitments were included in cost of revenues in the Company’s consolidated statement of operations for the year ended December 31, 2020. As explained in Note 2 to the consolidated financial statements, the Company states inventory at the lower of cost and net realizable value. Net realizable value is determined using the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the inventory.

Auditing management's estimate in determining the net realizable value of enoxaparin inventory involved subjective auditor judgment because the estimation of the average selling price relies on a number of factors that are affected by market conditions outside the Company's control. In particular, the estimated selling price forecast is sensitive to significant assumptions, including demand for the Company’s products, customer mix, and expected competition.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's lower of cost or net realizable value estimate process. This included controls over management's assessment of assumptions such as future demand, customer mix and expected competition and data underlying the estimate, including but not limited to the completeness of the underlying inventory.

Our substantive audit procedures included, among others, evaluating the significant assumptions stated above and the accuracy and completeness of the underlying data management used to value enoxaparin inventory. We compared the cost of on-hand enoxaparin inventory and related purchase commitments to the estimated net realizable value estimated based on selling price forecasts and evaluated adjustments to the estimated selling price for specific considerations, such as new significant customers, competitors, or planned price changes. We evaluated the reasonableness of management’s forecasted selling price and whether expected changes in demand, competition, or customer mix were appropriate in comparison with the Company’s experience. We also assessed the historical accuracy of management's estimates by performing retrospective reviews over prior periods' forecasted average selling prices and performed sensitivity analyses over the significant assumptions to evaluate the changes in the selling price forecast that would result from changes in the underlying assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998.

Irvine, California

March 15, 2021

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$92,642	$73,685
Restricted cash	1,865	1,865
Short-term investments	12,977	11,675
Restricted short-term investments	2,200	2,290
Accounts receivable, net	66,005	45,376
Inventories	96,831	110,501
Income tax refunds and deposits	385	311
Prepaid expenses and other assets	6,777	9,538
Total current assets	279,682	255,241

Property, plant, and equipment, net	260,055	233,856
Finance lease right-of-use assets	612	887
Operating lease right-of-use assets	20,042	18,805
Goodwill and intangible assets, net	40,615	41,153
Other assets	5,250	11,156
Deferred tax assets	24,980	25,873
Total assets	$631,236	$586,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$95,504	$77,051
Income taxes payable	1,077	2,042
Current portion of long-term debt	12,263	7,741
Current portion of operating lease liabilities	3,357	3,175
Total current liabilities	112,201	90,009

Long-term reserve for income tax liabilities	4,709	3,425
Long-term debt, net of current portion	34,186	39,394
Long-term operating lease liabilities, net of current portion	17,464	16,315
Deferred tax liabilities	741	867
Other long-term liabilities	13,212	9,433
Total liabilities	182,513	159,443
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 54,760,922 and 47,495,439 shares issued and outstanding as of December 31, 2020 and 52,495,483 and 46,576,968 shares issued and outstanding as of December 31, 2019, respectively	5	5
Additional paid-in capital	410,061	367,305
Retained earnings	117,773	116,370
Accumulated other comprehensive loss	(3,721)	(4,687)
Treasury stock	(121,812)	(97,627)
Total Amphastar Pharmaceuticals, Inc. stockholders’ equity	402,306	381,366
Non-controlling interests	46,417	46,162
Total equity	448,723	427,528
Total liabilities and stockholders’ equity	$631,236	$586,971

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net revenues	$349,846	$322,357	$294,666
Cost of revenues	206,506	190,434	187,681
Gross profit	143,340	131,923	106,985

Operating expenses:
Selling, distribution, and marketing	14,780	12,830	8,156
General and administrative	50,377	50,279	49,888
Research and development	67,229	68,853	57,564
Total operating expenses	132,386	131,962	115,608

Income (loss) from operations	10,954	(39)	(8,623)

Non-operating (expenses) income:
Interest income	642	997	456
Interest expense	(374)	(119)	(243)
Other (expenses) income, net	(6,585)	59,389	(1,516)
Total non-operating (expenses) income, net	(6,317)	60,267	(1,303)

Income (loss) before income taxes	4,637	60,228	(9,926)
Income tax provision (benefit)	3,540	13,723	(3,266)

Net income (loss)	$1,097	$46,505	$(6,660)

Net loss attributable to non-controlling interests	$(306)	$(2,434)	$(922)

Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$1,403	$48,939	$(5,738)

Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. stockholders:
Basic	$0.03	$1.04	$(0.12)

Diluted	$0.03	$0.98	$(0.12)

Weighted-average shares used to compute net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. stockholders:
Basic	47,038	46,982	46,395

Diluted	49,124	49,907	46,395

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$1,403	$48,939	$(5,738)

Other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc., net of income taxes
Foreign currency translation adjustment	1,121	(576)	(1,957)
Change in pension obligations	(155)	(98)	44
Total other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	966	(674)	(1,913)

Total comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$2,369	$48,265	$(7,651)

See accompanying notes to consolidated financial statements.

Amphastar Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock		Total
			Additional		Other			Amphastar	Non-
			Paid-in	Retained	Comprehensive			Stockholders'	controlling
	Shares	Amount	Capital	Earnings	Income (loss)	Shares	Amount	Equity	Interest	Total
Balance as of December 31, 2017	50,039,212	$5	$313,891	$72,642	$(2,100)	(3,415,631)	$(50,702)	$333,736	$—	$333,736
Beginning balance adjustment as a result of the adoption of new accounting standards	—	—	—	582	—	—	—	582	—	582
Net loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	(5,738)	—	—	—	(5,738)	—	(5,738)
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(1,913)	—	—	(1,913)	—	(1,913)
Proceeds from the private placement of ANP	—	—	5,190	—	—	—	—	5,190	32,846	38,036
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(922)	(922)
Purchase of treasury stock	—	—	—	—	—	(1,414,924)	(25,047)	(25,047)	—	(25,047)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(273)	—	—	22,998	273	—	—	—
Issuance of common stock in connection with the Company's equity plans	1,399,463	—	8,946	—	—	—	—	8,946	—	8,946
Share-based compensation expense	—	—	16,680	—	—	—	—	16,680	—	16,680
Balance as of December 31, 2018	51,438,675	5	344,434	67,485	(4,013)	(4,807,557)	(75,476)	332,435	31,924	364,359
Beginning balance adjustment as a result of the adoption of new accounting standards	—	—	—	(54)	—	—	—	(54)	—	(54)
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	48,939	—	—	—	48,939	—	48,939
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(674)	—	—	(674)	—	(674)
Proceeds from the private placement of ANP	—	—	2,588	—	—	—	—	2,588	16,378	18,966
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(2,434)	(2,434)
Purchase of treasury stock	—	—	—	—	—	(1,122,781)	(22,291)	(22,291)	—	(22,291)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(140)	—	—	11,823	140	—	—	—
Issuance of common stock in connection with the Company's equity plans	1,056,808	—	3,421	—	—	—	—	3,421	—	3,421
Share-based compensation expense	—	—	17,001	—	—	—	—	17,001	294	17,295
Balance as of December 31, 2019	52,495,483	5	367,305	116,370	(4,687)	(5,918,515)	(97,627)	381,366	46,162	427,528
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	1,403	—	—	—	1,403	—	1,403
Other comprehensive income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	966	—	—	966	—	966
Acquisition of additional ownership interest in ANP	—	—	—	—	—	—	—	—	(106)	(106)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(306)	(306)
Purchase of treasury stock	—	—	—	—	—	(1,366,915)	(24,425)	(24,425)	—	(24,425)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(240)	—	—	19,947	240	—	—	—
Issuance of common stock in connection with the Company's equity plans	2,265,439	—	23,165	—	—	—	—	23,165	—	23,165
Share-based compensation expense	—	—	19,831	—	—	—	—	19,831	667	20,498
Balance as of December 31, 2020	54,760,922	$5	$410,061	$117,773	$(3,721)	(7,265,483)	$(121,812)	$402,306	$46,417	$448,723

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$1,097	$46,505	$(6,660)
Reconciliation to net cash provided by operating activities:
Loss on impairment and disposal of assets	240	1,036	1,429
Depreciation of property, plant, and equipment	20,491	17,073	14,529
Amortization of product rights, trademarks, and patents	1,036	1,037	1,987
Operating lease right-of-use asset amortization	3,653	3,011	—
Share-based compensation expense	20,498	17,295	16,680
Changes in reserve for uncertain tax positions	1,285	3,010	(464)
Changes in deferred taxes, net	(162)	4,542	(1,414)
Changes in operating assets and liabilities:
Accounts receivable, net	(20,160)	6,702	(16,295)
Inventories	15,297	(41,103)	(5,984)
Prepaid expenses and other assets	(2,049)	(3,604)	1,375
Income tax refunds, deposits, and payable, net	(972)	591	3,849
Operating lease liabilities	(3,597)	(2,613)	—
Accounts payable and accrued liabilities	20,609	(11,720)	29,159
Net cash provided by operating activities	57,266	41,762	38,191

Cash Flows From Investing Activities:
Purchases and construction of property, plant, and equipment	(33,855)	(41,555)	(46,808)
Proceeds from the sale of property, plant and equipment	—	—	245
Sale of intangible assets	—	—	4,400
Purchase of short-term investments	(13,557)	(8,815)	(308)
Maturity of short-term investments	12,411	—	91
Payment of deposits and other assets	(1,414)	(157)	198
Net cash used in investing activities	(36,415)	(50,527)	(42,182)

Cash Flows From Financing Activities:
Proceeds from the private placement of ANP	—	18,298	38,036
Acquisition of additional ownership interest in ANP	(106)	—	—
Proceeds from equity plans, net of withholding tax payments	23,165	3,421	8,946
Purchase of treasury stock	(24,425)	(22,291)	(25,047)
Proceeds from borrowing under lines of credit	1,238	—	347
Repayments under lines of credit	—	(347)	—
Proceeds from issuance of long-term debt	6,283	3,570	8,431
Principal payments on long-term debt	(8,401)	(6,434)	(5,705)
Net cash (used in) provided by financing activities	(2,246)	(3,783)	25,008

Effect of exchange rate changes on cash	352	(104)	(274)

Net increase (decrease) in cash, cash equivalents, and restricted cash	18,957	(12,652)	20,743

Cash, cash equivalents, and restricted cash at beginning of period	75,550	88,202	67,459

Cash, cash equivalents, and restricted cash at end of period	$94,507	$75,550	$88,202

Noncash Investing and Financing Activities:
Capital expenditure included in accounts payable	$11,136	$10,622	$8,386
Operating lease right-of-use assets	$4,819	$7,978	$—
Equipment acquired under finance leases	$61	$143	$14

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$2,199	$2,435	$2,376
Income taxes paid	$3,411	$5,717	$339

See accompanying notes to consolidated financial statements

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business

Amphastar Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, hereinafter referred to as the “Company”) is a bio-pharmaceutical company that develops, manufactures, markets, and sells generic and proprietary injectable, inhalation, and intranasal products, including products with high technical barriers to market entry. Additionally, the Company sells insulin active pharmaceutical ingredient, or API, products. Most of the Company’s products are used in hospital or urgent care clinical settings and are primarily contracted and distributed through group purchasing organizations and drug wholesalers. The Company’s insulin API products are sold to other pharmaceutical companies for use in their own products and are being used by the Company in the development of injectable finished pharmaceutical products. The Company’s inhalation product, Primatene Mist® is primarily distributed through drug retailers.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and are prepared in accordance with United States generally accepted accounting principles, or GAAP. All intercompany activity has been eliminated in the preparation of the consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company.

The Company’s subsidiaries include: (1) International Medication Systems, Limited, or IMS, (2) Armstrong Pharmaceuticals, Inc., or Armstrong, (3) Amphastar Nanjing Pharmaceuticals Inc., or ANP, (4) Nanjing Letop Biological Technology Co., Ltd., or Letop, (5) Nanjing Hanxin Pharmaceutical Technology Co., Ltd., or Hanxin, (6) Nanjing Hanxin Biomedical Testing Service Co., Ltd., or Hanxin Biomedical, (7) Nanjing Baixin Trading Co., Ltd., or Baixin, (8) Amphastar France Pharmaceuticals, S.A.S., or AFP, (9) Amphastar UK Ltd., or AUK, and (10) International Medication Systems (UK) Limited, or IMS UK.

In July 2018, the Company’s Chinese subsidiary, ANP, completed a private placement of its common equity interest to accredited investors and received approximately $56.3 million of cash proceeds, a portion of which was received in 2019. The Company has retained approximately 58% of the equity interest in ANP following the private placement and continues to consolidate the financial results of ANP with the Company’s results of operations. ANP’s net income after July 2, 2018, was attributed to the Company in accordance with the Company’s equity interest of approximately 58% in ANP.

COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the novel coronavirus pandemic, or COVID-19. The complete extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the information is constantly evolving. The Company considered the impact of COVID-19 on the assumptions and estimates used to determine the results reported and asset valuations as of December 31, 2020.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the world, including locations where the Company operates, such as the United States, China and France. The Company has been actively monitoring the COVID-19 pandemic and its impact globally. In late January 2020, China implemented extensive curfews and travel restrictions to control the outbreak, and started easing these restrictions in March. Our business operations in China experienced a temporary disruption but resumed full operation in February 2020. In March 2020, France also implemented a stay-at-home order limiting movement and restricting travel, however, the Company was deemed to be an essential business and was not significantly impacted by the restrictions. In March 2020, the Governors of the States of California and Massachusetts declared a health emergency and issued orders to close all nonessential business; as a bio-pharmaceutical company, the

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company was deemed to be an essential businesses. Subsequently, some but not all of the restrictions were lifted in China, France, and states where the Company operates, and most businesses were allowed to reopen. All of the Company’s production facilities continued to operate during the remainder of the year as they had prior to the COVID-19 pandemic with very little change, other than for enhanced safety measures intended to prevent the spread of the virus.

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

The Company’s French subsidiary, AFP, maintains its book of record in euros. ANP’s other Chinese subsidiaries, maintain their books of record in Chinese yuan. AUK’s subsidiary, IMS UK, maintains its book of record in British pounds. These local currencies have been determined to be the subsidiaries’ respective functional currencies. These books of record are translated into USD using average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transactions. Translation adjustments are reflected in stockholders’ equity and are included as a component of other accumulated comprehensive income (loss). The unrealized gains or losses of intercompany foreign currency transactions that are of a long-term investment nature are reported in other accumulated comprehensive income (loss). The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature for the years ended December 31, 2020, 2019, and 2018 were a $3.0 million gain, a $0.7 million loss, and a $1.5 million loss, respectively.

Comprehensive Income (Loss)

For the years ended December 31, 2020, 2019 and 2018, the Company included its foreign currency translation gain (loss) and change in pension obligation of its defined benefit pension plan as part of its comprehensive income (loss). Income tax expense of $0.9 million was allocated to other comprehensive income for the year ended December 31, 2020. There was no material income tax provision (benefit) allocated to other comprehensive loss for the years ended December 31, 2019 and 2018.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling Costs

For the years ended December 31, 2020, 2019, and 2018, the Company included shipping and handling costs of approximately $4.3 million, $4.3 million, and $3.7 million, respectively, in selling, distribution and marketing expenses in the accompanying consolidated statements of operations.

Advertising Expense

Advertising expenses, primarily associated with Primatene Mist® are recorded as they are incurred, except for expenses related to the development of a major commercial or media campaign, which are expensed in the period in which commercial or campaign is first presented, and is reflected as a component of selling, distribution and marketing in the Company’s consolidated statement of operations. For the years ended December 31, 2020, 2019, and 2018, advertising cost was $5.8 million, $4.3 million, and $0.4 million, respectively.

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

The Company may produce or purchase inventories prior to or with the expectation of receiving marketing authorization in the near term, based on operational decisions about the most effective use of existing resources. This inventory is referred to as pre-launch inventory. It is the Company’s accounting policy that the pre-launch inventory is capitalized if it has a probable future economic benefit. If marketing authorization is received and previously expensed pre-launch inventory is sold, such sales may contribute up to a 100% margin to the Company’s operating results. Pre-launch inventory costs include cost of work in process, materials, and finished drug products. As of December 31, 2020, 2019, and 2018, the Company did not have material capitalized pre-launch inventory.

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

Short-Term Investments

Short-term investments as of December 31, 2020 and 2019 consisted of certificates of deposit and investment grade corporate bonds with original expiration dates within 12 months.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash is collateral required for the Company to guarantee certain vendor payments in France. As of December 31, 2020 and 2019, the restricted cash balance was $1.9 million.

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letters of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months, but less than one year. As of December 31, 2020 and 2019, the balance of restricted short-term investments was $2.2 million and $2.3 million, respectively.

Allowance for Credit Losses

The Company evaluates the collectability of accounts receivable based on a combination of factors. When the Company is aware of circumstances that may impair a customer’s ability to pay subsequent to the original sale, the Company records a specific allowance to reduce the amounts receivable to the amount that the Company reasonably believes to be collectable. For all other customers, the Company recognizes an allowance for credit losses based on factors that include the length of time the receivables are past due, industry and geographic concentrations, the current economic conditions and historical collection experience. As of December 31, 2020 and 2019, the Company's allowance for credit losses was $1.3 million and $1.1 million, respectively.

Inventories

Inventories consist of currently marketed products and products manufactured under contract. Inventories are stated using the first-in, first-out method, on a consistent basis. The Company states inventory at the lower of cost and net realizable value. Provisions are made for slow-moving, unsellable, or obsolete items. Net realizable value is determined using the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets, including Identifiable Definite-Lived Intangible Assets

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

Impairment of Indefinite-Lived Intangible Asset and Goodwill

The Company reviews indefinite-lived intangible asset and goodwill for impairment in the fourth quarter of each year or more frequently if indicators of impairment are present. When the Company chooses to perform a qualitative assessment, it evaluates economic, industry and company-specific factors as an initial step. If the Company determines it is more likely than not that the indefinite-lived intangible asset is impaired or the fair value of a reporting unit is less than its carrying amount, further quantitative impairment testing is then performed; otherwise, no further testing is required. An impairment loss is recorded if the asset’s fair value is less than its carrying value. The Company also periodically reviews the indefinite-lived intangible asset to determine if events and circumstances continue to support an indefinite useful life. If the life is no longer indefinite, the asset is tested for impairment. The carrying value, after recognition of any impairment loss, is amortized over its remaining useful life.

Self-Insured Claims

The Company is primarily self-insured, up to certain limits, for workers’ compensation claims. The Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $350,000 annually or aggregate claims exceeding $3.5 million annually. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in accrued liabilities in the accompanying consolidated balance sheets. Total expense under the program was approximately $0.5 million, $0.4 million, and $2.6 million, for the years ended December 31, 2020, 2019 and 2018, respectively. The self-insured claims liability was $4.5 million and $4.9 million at December 31, 2020 and 2019, respectively. The determination of such claims and expenses and the appropriateness of the related liability is reviewed periodically and updated, as necessary. Changes in estimates are recorded in the period identified.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In February 2017, the Company sold these products to an unrelated party. (See note 10)

Note 4. Revenue Recognition

In accordance with ASC 606 Revenue from Contracts with Customers, revenue is recognized at the time that the Company’s customers obtain control of the promised goods.

Generally, revenue is recognized at the time of product delivery to the Company’s customers. In some cases, revenue is recognized at the time of shipment when stipulated by the terms of the sale agreements.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s payment terms vary by types and locations of customers and the products or services offered. Payment terms differ by jurisdiction and customer, but payment is generally required in a term ranging from 30 to 75 days from date of shipment or satisfaction of the performance obligation. For certain products or services and certain customer types, we may require payment before products are delivered or services are rendered to customers.

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

The provision for chargebacks and rebates is reflected as a component of net revenues. The following table is an analysis of the chargeback and rebate provision:

	Year Ended December 31,
	2020	2019

	(in thousands)
Beginning balance	$21,644	$22,423
Provision for chargebacks and rebates	158,152	131,524
Credits and payments issued to third parties	(159,416)	(132,303)
Ending balance	$20,380	$21,644

Changes in the chargeback provision from period to period are primarily dependent on the Company’s sales to its wholesalers, the level of inventory held by wholesalers, and the wholesalers’ customer mix. Changes in the rebate provision from period to period are primarily dependent on retailer’s and other indirect customers’ purchases. The approach that the Company uses to estimate chargebacks has been consistently applied for all periods presented. Variations in estimates have been historically small. The Company continually monitors the provision for chargebacks and rebates and makes adjustments when it believes that the actual chargebacks and rebates may differ from the estimates. The settlement of chargebacks and rebates generally occurs within 30 days to 60 days after the sale to wholesalers. Accounts receivable and/or accounts payable and accrued liabilities are reduced and/or increased by the

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

chargebacks and rebate amounts depending on whether the Company has the right to offset with the customer. Of the provision for chargebacks and rebates as of December 31, 2020 and 2019, $16.4 million and $15.4 million were included in accounts receivable, net, on the consolidated balance sheets, respectively. The remaining provision as of December 31, 2020 and 2019 was $4.0 million and $6.2 million, respectively, which were included in accounts payable and accrued liabilities, respectively.

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

The provision for product returns is reflected as a component of net revenues. The following table is an analysis of the product return liability:

	Year Ended December 31,
	2020	2019

	(in thousands)
Beginning balance	$10,339	$8,030
Provision for product returns	11,810	7,305
Credits issued to third parties	(7,945)	(4,996)
Ending balance	$14,204	$10,339

Of the provision of product returns as of December 31, 2020 and 2019, $10.2 million and $7.1 million were included in accounts payable and accrued liabilities on the consolidated balance sheets, respectively. The remaining provision as of December 31, 2020 and 2019, of $4.0 million and $3.2 million were included in other long-term liabilities, respectively. For the years ended December 31, 2020 and 2019, the Company’s aggregate product return rate was 1.4% and 1.1% of qualified sales, respectively.

Note 5. Income (Loss) per Share Attributable to Amphastar Pharmaceuticals, Inc. Stockholders

Basic net income (loss) per share attributable to Amphastar Pharmaceuticals Inc. stockholders is calculated based upon the weighted-average number of shares outstanding during the period. Diluted net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. stockholders gives effect to all potential dilutive shares outstanding during the period, such as stock options, non-vested restricted stock units, and shares issuable under the Company’s Employee Stock Purchase Plan, or ESPP, and the reallocation of net income attributable to non-controlling interest from the assumed dilutive effect of stock options issued under the 2018 ANP Equity Incentive Plan, or the 2018 Plan.

For the year ended December 31, 2020, options to purchase 1,917,437 shares of stock with a weighted-average exercise price of $20.85 per share, and the reallocation of net income attributable to non-controlling interest were excluded in the computation of diluted net income per common share attributable to Amphastar Pharmaceuticals, Inc. stockholders because the effect would be anti-dilutive.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2019, options to purchase 803,257 shares of stock with a weighted-average exercise price of $21.99 per share, and the reallocation of net income attributable to non-controlling interest were excluded in the computation of diluted net income per common share attributable to Amphastar Pharmaceuticals, Inc. stockholders because the effect would be anti-dilutive.

As the Company reported a net loss for the year ended December 31, 2018, the diluted net loss per share attributable to Amphastar Pharmaceuticals, Inc. stockholders, as reported, equals the basic net loss per share attributable to Amphastar Pharmaceuticals, Inc. stockholders since the effect of the assumed exercise of stock options, vesting of non-vested RSUs, and issuance of common shares under the Company’s ESPP are anti-dilutive. Total stock options, non-vested RSUs, and shares issuable under the Company’s ESPP excluded from the year ended December 31, 2018, net loss per share were 10,105,565 stock options, 1,206,661 non-vested RSUs, and 51,792 shares issuable under the ESPP.

The following table provides the calculation of basic and diluted net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. shareholders for each of the periods presented:

	Year Ended December 31,
	2020	2019	2018

	(in thousands, except per share data)
Basic and dilutive numerator:
Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$1,403	$48,939	$(5,738)
Denominator:
Weighted-average shares outstanding — basic	47,038	46,982	46,395

Net effect of dilutive securities:
Incremental shares from equity awards	2,086	2,925	—
Weighted-average shares outstanding — diluted	49,124	49,907	46,395
Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. stockholders — basic	$0.03	$1.04	$(0.12)
Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. stockholders — diluted	$0.03	$0.98	$(0.12)

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected financial information by reporting segment is presented below:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Net revenues:
Finished pharmaceutical products	$331,368	$302,000	$271,059
API	18,478	20,357	23,607
Total net revenues	349,846	322,357	294,666

Gross profit (loss):
Finished pharmaceutical products	151,645	136,576	113,220
API	(8,305)	(4,653)	(6,235)
Total gross profit	143,340	131,923	106,985

Operating expenses	132,386	131,962	115,608

Income from operations	10,954	(39)	(8,623)
Non-operating (expense) income	(6,317)	60,267	(1,303)

Income (loss) before income taxes	$4,637	$60,228	$(9,926)

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Finished pharmaceutical products net revenues:
Primatene Mist®	$51,725	$18,065	$3,574
Enoxaparin	48,681	42,695	53,371
Phytonadione	42,646	45,786	41,897
Lidocaine	41,113	46,013	43,328
Naloxone	33,416	34,761	37,195
Epinephrine	23,799	13,885	10,055
Other finished pharmaceutical products	89,988	100,795	81,639
Total finished pharmaceutical products net revenues	$331,368	$302,000	$271,059

The amount of depreciation and amortization expense included in cost of revenues, by reporting segments is presented below:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Depreciation and amortization expense
Finished pharmaceutical products	$5,766	$5,581	$4,872
API	3,264	1,477	1,181
Total depreciation and amortization expense	$9,030	$7,058	$6,053

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net revenues and carrying values of long-lived assets by geographic regions are as follows:

	Net Revenue			Long-Lived Assets
	Year Ended December 31,			December 31,
	2020	2019	2018	2020	2019

	(in thousands)
United States	$333,093	$304,896	$279,122	$129,401	$126,383
China	3,161	1,481	—	98,538	81,428
France	13,592	15,980	15,544	52,770	45,737
Total	$349,846	$322,357	$294,666	$280,709	$253,548

Note 7. Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. The Company considers these three customers to be its major customers, as each individually and these customers collectively, represented a significant percentage of the Company’s net revenue for the years ended December 31, 2020, 2019, and 2018, and accounts receivable as of December 31, 2020 and 2019, respectively. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue

	December 31,	December 31,	Year Ended December 31,
	2020	2019	2020	2019	2018
AmerisourceBergen	9%	13%	23%	24%	27%
McKesson	24%	34%	22%	25%	27%
Cardinal Health	17%	17%	17%	22%	21%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2020, cash equivalents include money market accounts. Short-term investments consist of certificates of deposit as well as investment-grade corporate bonds with original expiration dates within 12 months. The certificates of deposit are carried at amortized cost in the Company’s consolidated balance sheet, which approximates their fair value determined based on Level 2 inputs. The corporate bonds are classified as held-to-maturity and are carried at amortized cost net of allowance for credit losses, which approximates their fair value determined based on Level 2 inputs. The restrictions on restricted cash and short-term investments have a negligible effect on the fair value of these financial assets.

The fair value of the Company’s financial assets and liabilities measured on a recurring basis as of December 31, 2020 and 2019, are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Cash equivalents - money market	$58,710	$58,710	$—	$—
Restricted cash - money market	1,865	1,865	—	—
Short-term investments - certificates of deposit	9,089	—	9,089	—
Restricted short-term investments - certificates of deposit	2,200	—	2,200	—
Corporate bonds	1,307	—	1,307	—
Interest rate swaps related to variable rate loans	(902)	—	(902)	—
Fair value measurement as of December 31, 2020	$72,269	$60,575	$11,694	$—

Cash equivalents - money market	$29,521	$29,521	$—	$—
Restricted cash - money market	1,865	1,865	—	—
Short-term investments - certificates of deposit	8,867	—	8,867	—
Restricted short-term investments - certificates of deposit	2,290	—	2,290	—
Corporate bonds	2,789	—	2,789	—
Interest rate swaps related to variable rate loans	(364)	—	(364)	—
Fair value measurement as of December 31, 2019	$44,968	$31,386	$13,582	$—

The Company does not hold any Level 3 instruments that are measured at fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include long-lived assets, goodwill, and intangible assets for which the fair value of assets is determined as part of the related impairment test. As of December 31, 2020 and 2019, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Investments

A summary of the Company’s investments that are classified as held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Corporate bonds	$1,307	$—	$—	$1,307
Total investments as of December 31, 2020	$1,307	$—	$—	$1,307

Corporate bonds	$2,790	$—	$(1)	$2,789
Total investments as of December 31, 2019	$2,790	$—	$(1)	$2,789

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

The Company measures expected credit losses on held-to-maturity investments on a collective basis. All the Company’s held-to-maturity investments were considered to be one pool. The estimate for credit losses considers historical loss information that is adjusted for current conditions and reasonable and supportable forecasts. Expected credit losses on held-to-maturity investments were not material to the consolidated financial statements.

Note 10. Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights	10	$9,561	$4,223	$5,338
Patents	12	486	297	189
Land-use rights	39	2,540	617	1,923
Subtotal	12	12,587	5,137	7,450
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,940	—	3,940
Subtotal	*	33,165	—	33,165
As of December 31, 2020	*	$45,752	$5,137	$40,615

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights	10	$9,226	$3,152	$6,074
Patents	12	486	255	231
Land-use rights	39	2,540	551	1,989
Other intangible assets	4	69	69	—
Subtotal	12	12,321	4,027	8,294
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,634	—	3,634
Subtotal	*	32,859	—	32,859
As of December 31, 2019	*	$45,180	$4,027	$41,153
*	Intangible assets with indefinite lives have an indeterminable average life.

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

Goodwill

The changes in the carrying amounts of goodwill were as follows:

	December 31,
	2020	2019

	(in thousands)
Beginning balance	$3,634	$3,951
Currency translation	306	(317)
Ending balance	$3,940	$3,634

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene Mist®, an over-the-counter bronchodilator product, recorded at the allocated fair value of $29.2 million, which is its carrying value as of December 31, 2020.

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

As a result of environmental concerns about chlorofluorocarbons, or CFCs, the FDA required the CFC formulation of Primatene Mist® to be phased out on December 31, 2011.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2013, the Company filed a new drug application, or NDA, for Primatene Mist®, which utilizes a non-CFC propellant. In November 2018, the FDA granted over-the-counter approval of the NDA for Primatene Mist®, and the Company re-launched this product in December 2018.

Amortization

Included in cost of revenues for the years ended December 31, 2020, 2019 and 2018 is product rights amortization expense of $1.2 million, $1.0 million, and $1.8 million, respectively.

As of December 31, 2020, the expected amortization expense for all amortizable intangible assets during the next five fiscal years ended December 31 and thereafter is as follows:

(in thousands)
2021	$1,064
2022	1,045
2023	1,035
2024	1,035
2025	1,035
Thereafter	2,236
Total amortizable intangible assets	7,450
Indefinite-lived intangibles	33,165
Total intangibles (net of accumulated amortization)	$40,615

Note 11. Inventories

Inventories consist of the following:

	December 31,
	2020	2019

	(in thousands)
Raw materials and supplies	$47,051	$59,233
Work in process	37,257	35,548
Finished goods	12,523	15,720
Total inventories	$96,831	$110,501

Charges of $13.9 million, $9.4 million, and $12.9 million were included in the cost of revenues in the Company’s consolidated statements of operations for the years ended December 31, 2020, 2019, and 2018, respectively, to adjust the Company’s inventory and related purchase commitments to their net realizable value. For the year ended December 31, 2020, the charge included $9.4 million as a result of an increase in the price of heparin as well as a decrease in the forecasted average selling price. For the year ended December 31, 2019, the charge included $5.8 million as a result of an increase in purchases of higher price heparin. For the year ended December 31, 2018, the charge included $9.1 million related to enoxaparin inventory due to a decrease in the forecasted average selling price.

Losses on firm purchase commitments related to raw materials on order were $1.2 million, $1.3 million and $5.2 million as of December 31, 2020, 2019 and 2018, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	December 31,
	2020	2019

	(in thousands)
Buildings	$124,326	$117,928
Leasehold improvements	30,028	29,531
Land	7,719	7,603
Machinery and equipment	211,666	164,802
Furniture, fixtures, and automobiles	26,482	22,043
Construction in progress	43,981	56,354
Total property, plant, and equipment	444,202	398,261
Less accumulated depreciation	(184,147)	(164,405)
Total property, plant, and equipment, net	$260,055	$233,856

The Company incurred depreciation expense of $20.5 million, $17.1 million, and $14.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Interest expense capitalized was approximately $1.8 million, $2.3 million, and $2.2 million, for the years ended December 31, 2020, 2019, and 2018, respectively.

Note 13. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2020	2019

	(in thousands)
Accrued customer fees and rebates	$9,029	$9,633
Accrued payroll and related benefits	24,597	21,872
Accrued product returns, current portion	10,190	7,126
Accrued loss on firm purchase commitments	1,223	3,352
Accrued litigation settlements	13,780	—
Other accrued liabilities	12,328	10,007
Total accrued liabilities	71,147	51,990
Accounts payable	24,357	25,061
Total accounts payable and accrued liabilities	$95,504	$77,051

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Debt

Debt consists of the following:

	December 31,
	2020	2019

	(in thousands)
Line of Credit Facilities

Line of credit facility with China Everbright Bank due June 2021	$764	$—
Line of credit facility with China Merchant Bank due August 2021	382	—
Line of credit facility with Bank of Nanjing due October 2021	153	—
Line of credit facility with Cathay Bank due May 2022	—	—
Line of credit facility with East West Bank due December 2022	—	—
Equipment line of credit facility with East West Bank due September 2025	3,216	—

Mortgage Loans

Mortgage payable with East West Bank due May 2021	3,306	3,401
Mortgage payable with East West Bank due October 2026	3,334	3,400
Mortgage payable with East West Bank due June 2027	8,510	8,659
Mortgage payable with Cathay Bank due August 2027	7,268	7,452

Equipment Loans

Equipment loan with East West Bank due June 2021	612	1,837
Equipment loan due with East West Bank December 2022	4,000	6,000
Equipment loan with East West Bank due February 2024	5,254	3,570

Other Loans and Payment Obligations

Acquisition loan with Cathay Bank due June 2024	8,710	10,928
French government loan paid off June 2020	—	28
French government loan due July 2021	64	114
French government loans due December 2026	350	374
Payment Obligation to Merck	—	561

Equipment under Finance Leases	526	811
Total debt	46,449	47,135
Less current portion of long-term debt	12,263	7,741
Long-term debt, net of current portion	$34,186	$39,394

Line of Credit Facilities

Line of Credit Facility with China Everbright Bank – Due June 2021

In June 2020, the Company entered into a line of credit facility with China Everbright bank for $0.7 million. The loan bears interest at a fixed rate of 4.05%. Interest payments are due quarterly and repayment of the principle amount is due in June 2021. As of December 31, 2020, the Company had $0.8 million outstanding under this loan.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Line of Credit Facility with China Merchant Bank – Due August 2021

In March 2020, the Company entered into a credit agreement with China Merchant Bank. The credit agreement allows the Company to borrow up to $14.6 million secured by buildings and land use rights held by ANP. The interest rate and other terms will be determined at the time of the borrowing, depending on the type of loan requested. The credit period is for 36 months and expires in March 2023.

In August 2020, the Company borrowed $0.4 million under the credit agreement. The loan bears interest at a fixed rate of 4.35%. Interest payments are due quarterly and repayment of the principle amount is due in August 2021. As of December 31, 2020, the Company had $0.4 million outstanding under this loan.

Line of Credit Facility with Bank of Nanjing – Due October 2021

In October 2020, the Company entered into a line of credit facility with Bank of Nanjing for $0.2 million. The loan bears interest at a fixed rate of 4.6%. Interest payments are due monthly and repayment of the principle amount is due in October 2021. As of December 31, 2020, the Company had $0.2 million outstanding under this loan.

Line of Credit Facility with Cathay Bank — Due May 2022

In April 2012, the Company entered into a $20.0 million revolving line of credit facility with Cathay Bank. Borrowings under the facility are secured by inventory, accounts receivable, and intangibles held by the Company. The facility bears a variable interest rate at the prime rate as published by The Wall Street Journal with a minimum interest rate of 4.00%. In June 2020, the Company amended the facility to extend the maturity date from May 2020 to May 2022. As of December 31, 2020, the Company did not have any amounts outstanding under this facility.

Line of Credit Facility with East West Bank — Due December 2022

In March 2012, the Company entered into a $10.0 million line of credit facility with East West Bank, which bears a variable interest rate at the prime rate as published by The Wall Street Journal. Borrowings under the facility are secured by inventory and accounts receivable. In March 2016, the facility was amended to increase the line of credit to $15.0 million. This facility matured in December 2020.

In December 2020, the Company amended the facility to extend the maturity date to December 2022. As of December 31, 2020, the Company did not have any amounts outstanding under this facility.

Equipment Line of Credit with East West Bank — Due September 2025

In September 2020, the Company entered into a $10.0 million equipment credit line with a 12-month draw down period with East West Bank. Interest payments are due monthly through September 2021 at the prime rate as published by The Wall Street Journal minus 0.5%. After the draw down period, the outstanding principal balance converts into a 48-month term loan that bears a variable interest rate at the prime rate as published by The Wall Street Journal minus 0.5%. The loan matures in September 2025, and the principal and interest payments are due monthly. Borrowings under the facility are secured by equipment. As of December 31, 2020, the Company had $3.2 million outstanding under the equipment line of credit.

Mortgage Loans

Mortgage Payable with East West Bank — Due May 2021

The Company refinanced the mortgage term loan with East West Bank in January 2016, which had an outstanding principal balance of $3.7 million at December 31, 2015, and had a maturity date of February 2021. The refinanced loan is payable in monthly installments with a final balloon payment of $3.3 million. The refinanced loan is secured by one of

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the buildings at the Company’s Rancho Cucamonga, California, headquarters complex. The refinanced loan has a variable interest rate at the prime rate as published by The Wall Street Journal. As of December 31, 2020, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company has entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest rate of 4.39% over the life of the loan without the exchange of the underlying notional debt amount.

In December 2020, the Company extended the maturity date to May 2021, with no changes to the monthly principle payments during the extension. The Company treated the extension as a modification for accounting purposes.

Mortgage Payable with East West Bank — Due October 2026

In September 2006, the Company entered into a mortgage term loan with East West Bank in the principal amount of $2.8 million, which matured in September 2016. The Company refinanced the mortgage term loan in September 2016, which increased the principal amount to $3.6 million and extended the maturity date to October 2026. The refinanced loan is payable in monthly installments with a final balloon payment of $2.9 million. The refinanced loan was secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex. The refinanced loan bears a variable interest rate at the one-month LIBOR rate plus 2.75%. As of December 31, 2020, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. Subsequently, the Company entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest rate of 4.15% until October 2021 without the exchange of the underlying notional debt amount.

Mortgage Payable with East West Bank — Due June 2027

In May 2017, the Company entered into a mortgage term loan with East West Bank in the principal amount of $9.0 million, which matures in June 2027. The loan is payable in monthly installments with a final balloon payment of $7.4 million plus interest. The loan is secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex and two buildings at the Company’s Chino, California, facility. The loan bears a variable interest rate at the one-month LIBOR rate plus 2.5%. As of December 31, 2020, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest rate of 4.79% until June 2024 without the exchange of the underlying notional debt amount.

Mortgage Payable with Cathay Bank — Due August 2027

In August 2017, the Company refinanced the mortgage term loan with Cathay Bank that had been entered into on April 2014, with a principal balance outstanding of $7.9 million. The loan is payable in monthly installments and is secured by the building at the Company’s Canton, Massachusetts location. The loan bears interest at a fixed rate of 4.70% for the first five years of the loan; thereafter, the loan bears a variable interest rate at the prime rate as published by The Wall Street Journal and matures in June 2027. As of December 31, 2020, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input.

Equipment Loans

Equipment Loan with East West Bank – Due June 2021

In March 2016, the Company entered into a $5.0 million equipment credit facility with East West Bank. In May 2017, the Company converted the outstanding balance of $5.0 million into a term equipment loan that matures in June 2021. Borrowings under the loan are secured by equipment. The loan bears a variable interest rate at the prime rate as published by The Wall Street Journal. As of December 31, 2020, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company has entered into a fixed interest rate swap contract on this facility to exchange the variable interest rate for a fixed interest rate of 4.86%

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

over the life of the facility without the exchange of the underlying notional debt amount.

Equipment Loan with East West Bank — Due December 2022

In June 2017, the Company entered into an $8.0 million equipment credit line with an 18-month draw down period with East West Bank. Interest payments are due monthly through December 2018 at the prime rate as published by The Wall Street Journal. After the draw down period, the outstanding principal balance converts into a 48-month term loan which bears a variable interest rate at the prime rate as published by The Wall Street Journal. The loan matures in December 2022, and the principal and interest payments are due monthly. Borrowings under the facility are secured by equipment.

In June 2018, the Company drew down $8.0 million on the equipment credit line and in December 2018, the credit line converted into an equipment loan. As of December 31, 2020, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company entered into a fixed interest rate swap contract on this facility to exchange the variable interest rate for a fixed interest rate of 5.87% over the life of the facility without the exchange of the underlying notional debt amount.

Equipment loan with East West Bank — Due February 2024

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

Subsequently, in January 2020, the Company drew an additional $3.0 million on the equipment credit line and in February 2020, the credit line converted into a $6.6 million equipment loan. As of December 31, 2020, the fair value of the loan approximates its book value. The Company entered into a fixed interest rate swap contract on this facility to exchange the variable interest rate for a fixed interest rate of 3.85% over the life of the facility without the exchange of the underlying notional debt amount.

Other Loans and Payment Obligations

Acquisition Loan with Cathay Bank — Due June 2024

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

In July 2019, the Company amended the acquisition loan relating to the AFP acquisition. The amendment was effective in June 2019. Under the amended loan agreement, the maturity date was extended to June 2024. The acquisition loan bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 5.00%. Beginning in August 2019, and through the maturity date, the Company must make monthly payments of principal and interest based on the then outstanding amount of the loan amortized over a 60-month period. As of December 31, 2020, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2020, the payment obligation had an aggregate book value of $0.4 million, which approximates fair value. The fair value of the payment obligation was determined by using the interest rate associated with the Company’s acquisition loan with Cathay Bank that bears a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 4.00%. Such interest rate is deemed to be a Level 2 input for measuring fair value.

Payment Obligation to Merck

On April 30, 2014, in conjunction with the Company’s acquisition of Merck Sharpe & Dohme’s, API manufacturing business in Éragny-sur-Epte, France, or the Merck API Transaction, the Company entered into a commitment obligation with Merck, in the principal amount of $16.0 million. The terms of the purchase price include annual payments over four years and beard a fixed interest rate of 3.00%. In February 2020, the Company repaid all outstanding amounts due under this obligation.

Covenants

At December 31, 2020 and 2019, the Company was in compliance with its debt covenants.

Long-Term Debt Maturities

As of December 31, 2020, the principal amounts of long-term debt maturities during each of the next five fiscal years ending December 31 are as follows:

Long-term
Debt
(in thousands)
2021	$11,950
2022	7,450
2023	5,666
2024	3,069
2025	1,273
Thereafter	16,515
$45,923

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Income Taxes

The Company’s income (loss) before income taxes generated from its United States and foreign operations were:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Income (loss) before income taxes:
United States	$15,634	$77,092	$3,580
Foreign	(10,997)	(16,864)	(13,506)
Total income (loss) before taxes	$4,637	$60,228	$(9,926)

The Company’s provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Current provision:
Federal	$1,803	$4,283	$32
State	541	430	343
Foreign	279	1,514	773
Total current provision	2,623	6,227	1,148
Deferred provision (benefit):
Federal	1,770	9,825	(687)
State	(1,489)	499	(3,900)
Foreign	636	(2,828)	173
Total deferred provision (benefit)	917	7,496	(4,414)
Total provision (benefit) for income taxes	$3,540	$13,723	$(3,266)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory federal income tax (benefit)	21.0%	21.0%	21.0%
State tax expense, net of federal tax benefit	(16.2)	1.2	28.3
Foreign tax rate differences	(20.1)	1.2	4.0
Foreign valuation allowance	89.5	2.5	(42.0)
Research and development credits	(65.1)	(4.8)	28.0
Share-based compensation	18.7	(1.5)	5.1
Executive compensation	48.1	2.9	(12.4)
Deferred tax remeasurement	—	—	1.0
Employee-related expenses	1.7	0.2	(0.4)
Other	(1.3)	0.1	0.3
Effective tax rate (benefit)	76.3%	22.8%	32.9%

The Company’s effective tax rate for 2020 increased in comparison to 2019 primarily due to differences in pre-tax income positions and the recording of a valuation allowance on Hanxin deferred tax assets.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities for financial reporting purposes and the amounts used for income tax purposes, tax credit carryforwards, and the tax effects of net operating loss carryforwards.

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019

	(in thousands)
Deferred tax assets:
Research and development credits	$18,531	$18,603
Net operating loss carryforward	16,187	10,782
Inventory capitalization and reserve	7,744	8,518
Share-based compensation	5,564	6,390
Operating leases	4,999	4,741
Accrued expenses	4,340	4,153
Accrued chargebacks	3,927	3,729
Product return allowance	3,798	2,835
Intangibles	2,124	2,124
Other	2,633	85
Total deferred tax assets	69,847	61,960
Deferred tax liabilities:
Depreciation/amortization	13,735	11,528
Intangibles	7,298	6,743
Operating leases	4,808	4,571
Federal impact of state deferred taxes	3,987	3,674
Total deferred tax liabilities	29,828	26,516
Valuation allowance	(15,780)	(10,438)
Net deferred tax assets	$24,239	$25,006

Net Operating Loss Carryforwards and Tax Credits

At December 31, 2020, the Company had approximately $1.6 million California net operating loss carryforwards, or NOL carryforwards, and no material U.S. federal or other state NOL carryforwards. The California NOL carryforwards begin to expire in 2032. The Company had France, United Kingdom, and China foreign NOL carryforwards of approximately $55.6 million, $1.4 million, and $12.4 million, respectively. The France and United Kingdom NOL carryforward can be used annually with certain limitations and have an indefinite carryforward period while the China NOL carryforward begins to expire in 2024.

At December 31, 2020, the Company had federal and California research and development tax credit carryforwards of approximately $2.1 million and $21.9 million, respectively. The federal research and development tax credit begins to expire in 2041. The California research and development tax credit has an indefinite carryforward period.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

periods, future reversal of existing deferred taxable temporary differences, tax-planning strategies, and projected future taxable income.

The Company continues to record a full valuation allowance on AFP’s net deferred income tax assets and will continue to do so until AFP generates sufficient taxable income to realize its deferred income tax assets. However, a tax benefit is included in the annual effective tax rate computation due to AFP reporting a year-to-date foreign exchange gain in other comprehensive income. As of December 31, 2020 and 2019, the Company had a full valuation allowance against the net deferred tax assets of AFP, which totaled $13.7 million and $10.4 million, respectively.

For the year ended December 31, 2020, the Company also determined that Hanxin more likely than not would not realize the benefit of its deferred tax assets due to recent operating losses. Therefore, the Company recorded a full valuation allowance of $2.1 million against Hanxin’s deferred tax assets.

Undistributed Earnings from Foreign Operations

As of December 31, 2020 and 2019, deferred income taxes have not been provided for any undistributed earnings from foreign operations. The foreign subsidiaries have accumulated losses of approximately $51.6 million and $44.9 million, respectively, and as such there are no earnings in which to provide taxes. It is the Company’s plan not to repatriate future foreign earnings to the U.S. and indefinitely reinvest such earnings in the foreign jurisdiction.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. As of December 31, 2020, neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on the Company’s effective tax rate.

Uncertain Income Tax Positions

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	December 31,
	2020	2019	2018

	(in thousands)
Balance at the beginning of the year	$8,331	$6,994	$7,438
Deductions based on tax positions related to prior years	—	—	(1,566)
Additions based on tax positions related to the current year	1,815	1,382	1,304
Deductions based on tax audit settlement	—	(45)	(126)
Deductions based on statute of limitations	(93)	—	(56)
Balance at the end of the year	$10,053	$8,331	$6,994

Included in the balance of unrecognized tax benefits as of December 31, 2020 and 2019, was $9.9 million and $8.1 million, respectively that represents the portion that would impact the effective income tax rate if recognized. During the year ended December 31, 2018, the Company reduced unrecognized tax benefits for tax positions related to prior years by $1.6 million and for tax audit settlement by $0.1 million as the result of a state tax audit resolution.

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. For the years ended December 31, 2020, 2019 and 2018, the Company accrued interest of approximately $0.2 million, $0.3 million and $0.1 million, respectively, related to its uncertain tax positions.

The Company and/or one or more of its subsidiaries filed income tax returns in the U.S. federal jurisdiction and various

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. states and foreign jurisdictions. In February 2018, the IRS completed an examination of the Company’s 2015 income tax return resulting in no changes to reported tax. In June 2018, the Franchise Tax Board completed an examination of the Company’s 2007, 2008, and 2009 tax return resulting in no material tax liability. As of December 31, 2020, the Company does not have a tax examination in progress for federal, state, or foreign jurisdictions. The Company is subject to income tax audit by tax authorities for tax years 2017 to 2019 for federal, 2016 to 2019 for states and 2010 to 2019 for foreign.

Note 16. Stockholders' Equity

Common and Preferred Stock

The Company’s Certificate of Incorporation authorizes the Company to issue 300,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of preferred stock, $0.0001 par value per share. As of December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Equity Plans

As of December 31, 2020, the Company has two equity plans: the Amended and Restated 2015 Equity Incentive Plan, or 2015 Plan, and the 2014 Employee Stock Purchase Plan or ESPP. Prior to the adoption of these plans, the Company granted options pursuant to the Amended and Restated 2005 Equity Incentive Award Plan. Upon termination of the predecessor plans, the shares available for grant at the time of termination, and shares subsequently returned to the plans upon forfeiture or option termination, were transferred to the successor plan in effect at the time of share return. The Company issues new shares of common stock upon exercise of stock options, vesting of restricted stock units, or RSU, and settlement of ESPP, with the exception of the awards granted to employees at AFP, which are settled through re-issuance of the Company’s treasury shares.

Amended and Restated 2015 Equity Incentive Plan

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

In November 2020, the Board of Directors approved the Amendment and Restated 2015 Equity Incentive Plan to provide that at least 95% of the shares awarded under the plan will be subject to a minimum vesting requirement of at least one year.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, the Company reserved an aggregate of 6,386,666 shares of common stock for future issuance under the 2015 Plan. In January 2021, an additional 1,187,386 shares were reserved under the 2015 Plan pursuant to the evergreen provision.

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

As of December 31, 2020, the Company has issued 807,550 shares of common stock under the ESPP and 1,192,450 shares of its common stock remains available for issuance under the ESPP.

For the year ended December 31, 2020, 2019, and 2018, the Company recorded ESPP expense of $0.8 million, $0.7 million, and $0.7 million, respectively.

Share Buyback Program

As of December 31, 2020, the Company’s Board of Directors have authorized a total of $140.0 million. The primary goal of the program is to offset dilution created by the Company’s equity compensation programs. The Company’s share buyback program is expected to continue for an indefinite period of time.

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

Pursuant to the Company’s share buyback program, the Company purchased 1,366,384 shares, 1,122,781 shares, and 1,414,924, shares of its common stock during the years ended December 31, 2020, 2019 and 2018, totaling $24.4 million, $22.3 million, and $25.0 million, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Award Activity and Balances (excluding the ANP Equity Plan)

The Company accounts for share-based compensation payments in accordance with ASC 718, which requires measurement and recognition of compensation expense at fair value for all share-based payment awards made to employees and directors. Under these standards, the fair value of option awards and the option components of the ESPP awards are estimated at the grant date using the Black-Scholes option-pricing model. The fair value of RSUs is estimated at the grant date using the Company’s common share price. Prior to the adoption of ASU No. 2018-07, Improvements to Non-employees Share-Based Payment Accounting, non-vested stock options held by non-employees are revalued at each balance sheet date. As a result of the Company’s early adoption of the guidance on July 1, 2018, stock options held by non-employees are no longer revalued after grant. The portion that is expected to vest is amortized and recognized in compensation expense on a straight-line basis over the requisite service period, generally from the grant date to the vesting date.

Options issued under the Company’s 2015 Plan and 2005 Plan, are granted at exercise prices equal to or greater than the fair value of the underlying common shares on the date of grant and vest based on continuous service. There have been no awards with performance conditions and no awards with market conditions. The options have a contractual term of five to ten years and generally vest over a three- to five-year period. The Black-Scholes option pricing model has various inputs such as the common share price on the date of grant, exercise price, the risk-free interest rate, volatility, expected life and dividend yield, all of which are estimates. The Company records share-based compensation expense net of expected forfeitures. The change of any of these inputs could significantly impact the determination of the fair value of the Company’s options as well as significantly impact its results of operations.

The significant assumptions used in the Black-Scholes option-pricing are as follows:

●	Determination of Fair Value of the Underlying Common Stock. For options and ESPP awards granted, the fair value for its underlying common stock is determined using the closing price on the date of grant as reported on the Nasdaq Global Select Market, or Nasdaq. Following the listing of our common stock on Nasdaq, we use the closing stock price as reported on Nasdaq on the grant date for the fair value of its stock.

●	Expected Volatility. Starting in 2020, the Company estimates its volatility based on the weighted-average historical volatility of its stock price since IPO. Prior to that, the Company had limited data regarding company-specific historical or implied volatility of its share price. Consequently, the Company estimated its volatility based on the weighted average historical volatility of its stock price since IPO and the stock price from a set of peer companies, since our shares did not have sufficient trading history. Management considered factors such as stage of life cycle, competitors, size, market capitalization and financial leverage in the selection of similar entities.

●	Expected Term. The expected term represents the period of time in which the options granted are expected to be outstanding. The Company estimates the expected term of options with consideration of vesting date, contractual term, and historical experience for exercise and post-vesting employment or contractual termination behavior after its common stock has been publicly traded. The expected term of “plain vanilla” options is estimated based on the midpoint between the vesting date and the end of the contractual term under the simplified method permitted by the SEC implementation guidance. The weighted-average expected term of the Company’s options is approximately five years.

●	Risk-Free Rate. The risk-free interest rate is selected based upon the implied yields in effect at the time of the option grant on U.S. Treasury zero-coupon issues with a term approximately equal to the expected life of the option being valued.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Dividends. The Company does not anticipate paying cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield rate of zero.

The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual experience differs from those estimates. For the years ended December 31, 2020, 2019 and 2018, the Company estimated an average overall forfeiture rate of approximately 5%, based on historical experience. Forfeiture rates are separately estimated for its (1) directors and officers, (2) management personnel and (3) other employees. Share-based compensation is recorded net of expected forfeitures. The Company periodically assesses the forfeiture rate and the amount of expense recognized based on estimated historical forfeitures as compared to actual forfeitures. Changes in estimates are recorded in the period they are identified.

Tax benefits resulting from tax deductions in excess of the share-based compensation cost recognized (excess tax benefits) are recorded in the statements of cash flows as financing activities.

The weighted-averages for key assumptions used in determining the fair value of options granted during the years ended December 31, 2020, 2019, and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
Average volatility	43.1%	42.5%	39.9%
Average risk-free interest rate	0.8%	2.4%	2.7%
Weighted-average expected life in years	5.7	5.7	5.7
Dividend yield rate	—%	—%	—%

Stock Options

A summary of option activity under all plans for the year ended December 31, 2020, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2019	9,763,485	$15.26
Options granted	1,803,048	13.57
Options exercised	(1,761,104)	13.96
Options cancelled	(112,180)	16.42
Options expired	(1,112,774)	16.45
Outstanding as of December 31, 2020	8,580,475	$15.00	5.20	$45,392
Exercisable as of December 31, 2020	5,754,823	$14.41	3.93	$33,548
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s common stock for those awards that have an exercise price below the estimated fair value at December 31, 2020.

During the years ended December 31, 2020, 2019, and 2018, the Company recorded expense of $9.1 million, $8.1 million, and $8.2 million, respectively, related to stock options granted under all plans.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information relating to option grants and exercises is as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands, except per share data)
Weighted-average grant date fair value per option share	$5.51	$8.48	$7.80
Intrinsic value of options exercised	9,169	7,718	7,372
Cash received from options exercised	24,357	7,761	11,753
Total fair value of the options vested during the year	9,978	7,613	7,972

A summary of the status of the Company’s non-vested options as of December 31, 2020, and changes during the year ended December 31, 2020, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2019	2,747,133	$6.99
Options granted	1,803,048	5.51
Options vested	(1,612,349)	6.19
Options forfeited	(112,180)	7.09
Non-vested as of December 31, 2020	2,825,652	6.50

As of December 31, 2020, there was $11.2 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.2 years and will be adjusted for future changes in estimated forfeitures.

In April 2020, Jason Shandell resigned from his position as the Company’s President and General Counsel and as a member of the Company’s board of directors. In connection with his resignation, the Company and Mr. Shandell entered into a separation agreement. As part of the separation agreement, the Company agreed to accelerate 80% of his unvested stock options and extended the expiration date of certain vested stock option awards. As a result of this modification, the Company incurred share-based compensation expense of $0.7 million, which is included within general and administration expenses in the consolidated statement of operations for the year ended December 31, 2020.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period, using the straight-line method. During the years ended December 31, 2020, 2019, and 2018, the Company recorded expenses of $10.0 million, $8.2 million, and $7.7 million, respectively, related to RSU awards granted under all plans.

As part of the separation agreement with Mr. Shandell, the Company agreed to accelerate the vesting of 80% of his RSU awards. As a result of this modification, the Company incurred share-based compensation expense of $1.6 million, which is included within general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2020.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, there was $12.0 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.2 years and will be adjusted for future changes in estimated forfeitures.

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
		Value of RSUs
		Issued
	Total RSUs	as
	Issued	Compensation(1)
		(in thousands)
RSUs outstanding at December 31, 2019	1,099,496
RSUs granted	733,566	$9,926
RSUs forfeited	(48,490)
RSUs vested(2)	(628,054)
RSUs outstanding at December 31, 2020	1,156,518
(1)	The total FMV is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 240,318 shares of common stock were surrendered to fulfil tax withholding obligations

The 2018 ANP Equity Incentive Plan

In December 2018, ANP’s board of directors approved the 2018 Plan, which is set to expire in December 2023. The 2018 Plan permits the grant of stock options and other equity awards in ANP shares to ANP employees. During the year ended December 31, 2020, ANP has granted 2,433,445 stock options to its employees under the 2018 Plan. In 2019, 3,648,932 stock options were granted to its employees under the 2018 Plan. As of December 31, 2020, the number of stock options outstanding was 5,709,977. The options vest over a period of approximately four years and have up to a 10 year contractual term. For the years ended December 31, 2020 and 2019, the Company recorded expense of $0.7 million and $0.3 million related to stock options issued by ANP under the 2018 Plan, respectively.

Share-based Compensation Expense

The Company recorded share-based compensation expense under all plans and is included in the Company’s consolidated statement of operations as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Cost of revenues	$4,248	$3,819	$3,923
Operating expenses:
Selling, distribution, and marketing	456	387	383
General and administrative	14,089	11,538	10,853
Research and development	1,705	1,551	1,521
Total share-based compensation	$20,498	$17,295	$16,680

Note 17. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the years ended December 31, 2020, 2019, and 2018 were approximately $1.9 million, $1.5 million, and $1.3 million, respectively.

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

The liability under the plan is based on a discount rate of 0.30% and 0.90% as of December 31, 2020 and 2019, respectively. The liability is included in accrued liabilities in the accompanying consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $3.0 million and $2.4 million at December 31, 2020 and 2019, respectively. Expense under the plan was $0.2 million, $0.2 million, and $0.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. Gain or loss due to change in actuarial valuation of the Company’s defined benefit pension plan is recorded in other comprehensive income (loss).

Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The deferred compensation plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan obligations are payable upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants began contributing to the plan in January 2020. As of December 31, 2020, the plan assets and liabilities were valued at approximately $1.6 million and $1.7 million, respectively.

Note 18. Commitments and Contingencies

Lease Liabilities

On January 1, 2019, the Company adopted ASC 842, which resulted in the recognition of right-of-use, or ROU, assets of approximately $13.9 million and related lease liabilities of approximately $14.1 million in the consolidated balance sheet as of December 31, 2019, related to its operating lease commitments. ROU assets represent the Company’s right to control an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Lease terms are generally based on their initial non-cancelable terms, unless there is a renewal option that is reasonably certain to be exercised. Various factors, including economic incentives, intent, past history and business needs are considered to determine if a renewal option is reasonably certain to be exercised. As most of its leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the commencement date in determining the discount rate used to present value the lease payments. The Company has lease agreements with both lease and non-lease components, which are accounted for as a single component for all asset classes. The Company leases real and personal property, in the normal course of business, under various non-cancelable operating leases. The Company, at its option, can renew a substantial portion of its leases, at the market rate, for various renewal periods ranging from one to six years.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease costs for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Operating lease costs	$4,462	$3,981

Short-term lease costs	649	613

Finance lease costs
Amortization of right-of-use assets	351	351
Interest on lease liabilities	33	46
Total finance lease costs	$384	$397

Total lease costs	$5,495	$4,991

Other information pertaining to leases is as follows:

	Year Ended
	December 31,
	2020	2019

	(in thousands, except lease term and discount rate)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,491	$3,531
Operating cash flows from finance leases	33	46
Financing cash flows from finance leases	369	354

Right-of use assets obtained in exchange for lease liabilities
Operating leases	4,819	7,978
Finance leases	61	143

Weighted-average remaining lease term (years)
Operating leases	8.7	8.1
Finance leases	2.3	2.8

Weighted-average discount rate
Operating leases	5.2%	5.9%
Finance leases	5.0%	4.6%

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of 12 months as of December 31, 2020, are as follows:

	Operating	Finance
	Leases	Leases	Total

	(in thousands)
2021	$4,362	$250	$4,612
2022	4,071	210	4,281
2023	2,819	50	2,869
2024	2,308	38	2,346
2025	1,976	18	1,994
Thereafter	10,691	—	10,691
Total lease payments	$26,227	$566	$26,793
Less: interest	5,406	40	5,446
Total	$20,821	$526	$21,347

Purchase Commitments

As of December 31, 2020, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $48.8 million. The Company anticipates that most of these commitments with a remaining term in excess of one year will be fulfilled by 2022.

In accordance with certain agreements between ANP and the Chinese government, in January 2010 and November 2012, the Company acquired certain land-use rights for $1.2 million and $1.3 million, respectively. As required by these agreements, the Company was committed to spend approximately $15.0 million in the related land development, which primarily includes the construction of fixed assets according to a specific timetable. As of December 31, 2020, the Company has spent $19.5 million on such construction, fulfilling its commitment.

Note 19.   Related-Party Transactions

ANP Private Placement

As discussed in footnote 2, in July 2018, ANP completed a private placement of its common equity interest and received approximately $56.3 million of cash proceeds. In connection with the private placement, all of the executive officers of the Company, Stephen Shohet, Howard Lee, and Richard Koo, directors of the Company, certain relatives of Dr. Jack Zhang and Dr. Mary Luo, and certain employees of ANP entered into subscription agreements (each, a “Subscription Agreement”) for the indirect investment in ANP. These Subscription Agreements were transacted either through an investment in Amphastar Cayman, a Cayman Islands limited liability company, or Qianqia or Zhongpan, Chinese partnerships. The aggregate gross proceeds received as of December 31, 2020, from such executive officers, directors and related parties were approximately $36.4 million.

Retirement of James Luo

In December 2020, James Luo retired from his position as the Company’s Senior Vice President of Engineering and President of AFP. Mr. Luo is a relative of the Company’s Chief Operating Officer, Dr. Mary Luo. In connection with his retirement, the Company and Mr. Luo entered into a retirement agreement where the Company agreed to pay Mr. Luo approximately $1.0 million in cash compensation over a period of three years as well as provide health insurance coverage for a six year period beginning in 2021. As a result, the Company recorded a total of $1.1 million in general and administrative expense in the fourth quarter of 2020 related to this agreement.

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

On September 17, 2015, the Company initiated an antitrust lawsuit by filing a complaint in the California District Court against Momenta and Sandoz. This lawsuit was subsequently transferred to the Massachusetts District Court.

On May 20, 2019, the Company and Momenta and Sandoz entered into a Settlement Agreement to settle the patent litigation and antitrust litigation. On June 27, 2019, Momenta and Sandoz paid the Company $59.9 million. The Company recorded the settlement amount as other income (expenses), in its consolidated statements of operations.

Amphastar Pharmaceuticals, Inc. v Aventis Pharma, SA

In January 2009, the Company filed a qui tam complaint in the U.S. District Court for the Central District of California, alleging that Aventis Pharma S.A., or Aventis, through its acquisition of a patent through false and misleading statements to the U.S. Patent and Trademark Office, as well as through false and misleading statements to the FDA, overcharged the federal and state governments for its Lovenox® product.

On May 11, 2017, the Company’s lawsuit against Aventis was dismissed for lack of jurisdiction. On July 14, 2017, Aventis filed an application with the District Court for entitlement to attorneys’ fees and expenses. On November 20, 2017, the District Court issued its order granting Aventis’ application for fees.

On November 13, 2020, the Court issued an Opinion and Order (“Fee Order”) awarding Aventis $12.1 million in attorneys’ fees and $0.7 million in costs and expenses, and ordered Aventis to submit updated calculations on accrued interest.

On December 14, 2020, Aventis submitted a supplemental application to the Court seeking interest for the time between the case’s inception and April 30, 2018, and fees, expenses, and interest for the period between May 1, 2018 and November 13, 2020. The Supplemental Application also identified a mathematical error in the Court’s Fee Order and requested that the Court revise the Fee Order to $12.2 million to correct the error.

On December 14, 2020, the Company filed an appeal of the Fee Order to the United States Court of Appeals for the Ninth Circuit. On January 12, 2021, the Company submitted an opposition to the Supplemental Application identifying several issues with the Supplemental Application including Aventis’ incorrect calculation of fees based on the Fee Order, incorrect calculation of interest, among other procedural and factual arguments. The Court has not yet ruled on the Supplemental Application and has not provided a timeline by which the parties should expect a ruling.

The Company has accrued $12.8 million relating to this litigation as of December 31, 2020 in other income (expenses) in the consolidated statement of operations. This amount represents management’s best estimate of the probable loss at this time. The final fee award could be higher and the final amount cannot be reasonably estimated at this time. The Company intends to continue to vigorously defend against any imposition of attorneys’ fees and expenses in this case.

Regadenoson (0.4 mg/5 mL, 0.08 mg/mL) Patent Litigation

On February 25, 2020, Astellas US LLC, Astellas Pharma US, Inc., and Gilead Sciences, Inc. (collectively, “Astellas-Gilead”) filed a Complaint in the United States District Court for the District of Delaware against IMS for infringement

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of U.S. Patent Nos. 8,106,183 (the “‘183 patent”), RE47,301 (the “‘301 patent”), and 8,524,883 (the “‘883 patent”) (collectively, “Astellas-Gilead Patents”) with regard to IMS’s ANDA No. 214,252 for approval to manufacture and sell 0.4 mg/5 mL (0.08 mg/mL) intravenous solution of Regadenoson. On March 4, 2020, IMS filed its Answer and Counterclaims. On March 30, 2020, the Court issued an Order allowing the Company to join pending consolidated litigation with five other generic Regadenoson ANDA filers involving similar claims. Trial is currently scheduled for June 14, 2021. The Company’s 30-month FDA stay expires August 10, 2022. The Company intends to vigorously defend this patent lawsuit.

Employee Litigations

Brenes v. International Medication Systems, Limited

On September 11, 2019, a former employee, Raquel Brenes, (“Brenes”), initiated an employment litigation against IMS et al. by filing a Complaint in the Superior Court of California, Los Angeles County alleging individual and class action claims for alleged violations of various California labor laws pertaining to wage and hour, and other state laws. On September 18, 2019, Brenes filed a First Amended Complaint maintaining the individual and class action claims. On January 21, 2020, Brenes filed a Second Amended Complaint that alleges only Private Attorney General Act, or PAGA, claims and omitted the individual and class action claims. On February 9, 2021, the Company was able to successfully resolve these claims, as well as Brenes’ personal employment claims at mediation for $1.0 million. The agreement is still subject to approval by the court. The Company accrued the amount of $1.0 million as of December 31, 2020.

Navarrette v. International Medication Systems, Limited

On January 30, 2020, a former employee, Robert Navarrette, (“Navarrette”), provided written notice, through his counsel to IMS that he intends to file a PAGA lawsuit for alleged violations of various California labor laws pertaining to wage and hour. On April 7, 2020, Navarrete filed his PAGA lawsuit against IMS and Amphastar Pharmaceuticals, Inc. in the Superior Court of California, Los Angeles County, Central District. As to IMS, the Brenes settlement subsumes the claims of Navarrette.

Ramirez v. Amphastar Pharmaceuticals, Inc.

On May 29, 2020, Priscilla Ramirez, (“Ramirez”), a former employee filed a PAGA lawsuit for alleged violations of various California labor laws pertaining to wage and hour against the Company. The parties have agreed to a mediation scheduled in April 2021. At this time, neither potential liability nor a reasonable and calculable estimate of exposure can be determined as initial evaluation is ongoing. The Company intends to vigorously defend this lawsuit.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

To the Stockholders and the Board of Directors of Amphastar Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Amphastar Pharmaceuticals, Inc. internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Amphastar Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 15, 2021 expressed an unmodified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Internal Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 15, 2021

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be included in our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed within 120 days after our fiscal year end of December 31, 2020, or 2021 Proxy Statement, and is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information required by this item will be included in our 2021 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be included in our 2021 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

RELATED PERSON TRANSACTIONS

Policies and Procedures for Related Party Transactions

As set forth in our audit committee charter, our audit committee is primarily responsible for reviewing and approving related-party transactions, which consist of all transactions and series of similar transactions to which we were a party or will be a party and in which any of our directors, executive officers and holders of more than 5% of our voting securities and their respective affiliates has a direct or indirect material interest. As used in this section, the terms “related person” and “transaction” have the meanings set forth in Item 404(a) of Regulation S-K under the Securities Act. In the course of its review and approval of transactions with related persons, the audit committee considers:

●	the nature of the related person’s interest in the transaction;
●	the material terms of the transaction, including the amount involved and the type of the transaction;
●	the importance of the transaction to the related person and to Amphastar;
●	whether the transaction would impair the judgment of a director or executive officer to act in our best interest and the best interest of our stockholders; and
●	any other matters the audit committee deems appropriate.

Any member of the audit committee or, if applicable, our board of directors, who is a related person with respect to a transaction under review will not be able to participate in the discussions or vote on the approval or ratification of the transaction, other than to provide all material information regarding the transaction, including information regarding the extent of the member’s interest in the transaction, to the audit committee. Any material changes to the terms of, or any renewal of, any of these transactions will also require the same approval. If a related party transaction will be ongoing, the audit committee may establish guidelines or other parameters or conditions relating to our participation in the transaction. The audit committee may from time to time pre-approve types or categories of transactions by related persons.

Related Person Transactions

We describe below transactions and series of similar transactions, since the beginning of our last fiscal year, or not previously disclosed, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and
●	any of our directors, nominees for director, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Employment of Related Persons

James Luo

James Luo, the brother of Dr. Mary Luo, our Chairman of the Board, Chief Operating Officer and Chief Scientist, and the brother-in-law of Dr. Jack Zhang, our Chief Executive Officer, President, Chief Scientific Officer and director, was employed by us from 2003 until his retirement in 2020, most recently as our Senior Vice President of New Engineering Research Center, and President of Amphastar France Pharmaceuticals. In connection with his retirement in 2020, Mr. Luo received a retirement package that included $992,000 of cash payments over a three year period beginning in 2021 as well as $118,000 of health insurance payments over a six year period. In addition, Mr. Luo’s total compensation since 2014, the year of our initial public offering, was as follows:

Year	Salary	Bonus	Restricted Stock Awards(1)	Option Awards(1)	All Other Compensation(2)	Total
2020	$347,000	$—	$150,500	$150,500	$50,400	$698,400
2019	$385,000	$$62,300	$144,000	$144,000	$8,300	$743,600
2018	$368,300	$$76,200	$121,500	$121,500	$8,200	$695,700
2017	$352,000	$$94,000	$149,500	$111,500	$8,000	$715,000
2016	$338,500	$$64,900	$108,500	$108,500	$7,700	$628,100
2015	$322,400	$$69,400	$96,500	$96,500	$5,300	$590,100
2014	$313,000	$$56,200	$49,700	$92,300	$5,200	$516,400

(1)This amount reflects the aggregate grant fair value computed in accordance with ASC Topic 718.

(2)

All years include a company contribution under our 401(K) plan. In addition, 2020 includes a payment of $40,800 for travel incentives in accordance with our travel policy, which had been earned but not paid during the previous five years.

We believe that Mr. Luo’s compensation, including his retirement payment, is comparable with compensation paid to other employees with similar levels of responsibility and years of experience.

Henry Zhang

Henry Zhang (Haoning Zhang), the son of Dr. Jack Zhang and Dr. Mary Luo, is employed by us as the General Manager of Amphastar Nanjing Pharmaceuticals (ANP) and has been employed in that role since 2009. Mr. Zhang’s compensation since 2014, the year of our initial public offering, was as follows:

Year	Salary	Bonus	Restricted Stock Awards(1)	Option Awards(1)	Total
2020	$192,600	$104,300	$—	$617,400	$914,300
2019	$180,000	$141,300	$—	$535,000	$856,300
2018	$150,000	$99,200	$79,500	$422,100	$750,800
2017	$114,800	$74,700	$66,000	$66,000	$321,500
2016	$113,800	$62,900	$60,500	$60,500	$297,700
2015	$108,000	$60,700	$55,500	$55,500	$279,700
2014	$102,900	$44,500	$—	$101,000	$248,400

(1)This amount reflects the aggregate grant fair value computed in accordance with ASC Topic 718.

Mr. Zhang’s compensation was approved by the board of directors of ANP beginning in 2018. Prior to that it was set by our management and was comparable with compensation paid to other general managers of our facilities.

Other Employment Relationships

Qingqing Chen, who married Henry Zhang in 2012, was employed by ANP until January 2015, when she resigned. Ms. Chen served in an administrative role and her total annual compensation never exceeded $10,000.

Chongqing Zhang, the brother of Dr. Jack Zhang and the brother-in-law of Dr. Mary Luo, has worked for ANP since 2009, initially as a facilities manager, then as a support manager, and more recently, serving as labor union chairman. At no time has his total annual compensation exceeded $80,000.

ANP Private Placement

As previously disclosed, in July 2018, ANP completed a private placement of its equity to accredited investors for aggregate gross proceeds of approximately $56.3 million. In connection with the private placement, all of our executive officers at that time, including current executive officers Dr. Mary Luo, Dr. Jack Zhang, Bill Peters, Rong Zhou, and Jacob Liawatidewi, and our independent directors Howard Lee and Richard Koo and former director Stephen Shohet, entered into subscription agreements for the indirect investment in ANP (the “ANP Private Placement”). Both Mr. Lee and Mr. Koo invested, in whole or in part, through other immediate family members. These subscription agreements were transacted either through an investment in Amphastar Cayman LLC, a Cayman Islands limited liability company, or Qianqia, a Chinese partnership.

In addition, certain immediate family members of Dr. Jack Zhang and Dr. Mary Luo invested indirectly in the ANP Private Placement as set forth below:

Investor	Relationship to Dr. Jack Zhang and Dr. Mary Luo	Investment
Henry Zhang and Qingqing Chen	Son and daughter-in-law, respectively	$9,956,000
Chongqing Zhang	Brother of Dr. Jack Zhang, brother-in-law of Dr. Mary Luo	$400,000
Bill Zhang	Son	$3,200,000
Lu Zhang	Daughter	$2,500,000
James Luo	Brother of Dr. Mary Luo, brother-in-law of Dr. Jack Zhang	$100,000

The total aggregate gross proceeds received from such executive officers, directors and related parties were approximately $36.4 million. After the private placement, we retained approximately 58% of the equity interest of ANP immediately after the private placement.

Huilu Health Products LLC

Lu Zhang and Guohui Zhang, the daughter and son-in-law of Dr. Jack Zhang and Dr. Mary Luo, are the owners of Huilu Health Products LLC, or Huilu. In 2020, Huilu resold our Primatene Mist product on Amazon.com pursuant to a distribution arrangement on terms consistent with those we have entered into with other similar-sized distribution partners. In connection with this arrangement, we recognized revenue of $224,000 in 2020 relating to Huilu’s purchase of our Primatene Mist product, the pricing of which was negotiated in good faith and was consistent with the price at which we sold to other distribution partners.

Nanjing Baiziya Biotechnology Co., Ltd.

Henry Zhang, the son of Dr. Jack Zhang and Dr. Mary Luo, holds a majority interest in Baiziya, which was formed and organized in 2019. In 2020, Baiziya entered into a series of transactions with ANP through which ANP supplied non-prescription healthcare products and cosmetics to Baiziya. We believe that the pricing agreed to with Baiziya was negotiated in good faith. The net total of the transactions in 2020, after giving effect to certain cancellations, was $90,000.

Other Transactions

We have granted stock options and RSUs to our executive officers and certain of our directors.

We have entered into employment agreements with certain of our executive officers that, among other things, provides for certain severance and change in control benefits.

Additional information related to these transactions will be set forth in our 2021 Proxy Statement which is incorporated by reference in Part III, Item 11 of this Annual Report on Form 10-K.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements, our amended and restated certificate of incorporation and our amended and restated bylaws require us to indemnify our directors to the fullest extent permitted by Delaware law.

Item 14. Principal Accountant Fees and Services.

Information required by this item will be included in our 2021 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

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

10.6◊

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

10.9+	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.10

Asset Purchase Agreement, dated April 30, 2014, among Diosynth France, Amphastar France Pharmaceuticals SAS and Schering-Plough (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.11

Loan Agreement, dated April 22, 2014, between Amphastar Pharmaceuticals, Inc. and Cathay Bank (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.12

Promissory Note, dated April 22, 2014, by Amphastar Pharmaceuticals, Inc. payable to Cathay Bank in the original principal sum of $21,900,000 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.13+

Employment Agreement, dated May 19, 2014, between Amphastar Pharmaceuticals, Inc. and Jack Zhang (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.14+

Employment Agreement, dated May 19, 2014, between Amphastar Pharmaceuticals, Inc. and Mary Luo (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.15+

Employment Agreement, dated March 11, 2014, between Amphastar Pharmaceuticals, Inc. and William Peters (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.16†

Supply Agreement, dated July 31, 2014, between MannKind Corporation and Amphastar France Pharmaceuticals, S.A.S. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2014)

10.17

First Amendment to Supply Agreement, dated October 31, 2014, by and between MannKind Corporation, Amphastar France Pharmaceuticals, S.A.S., and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2014)

10.18

Business Loan Agreement, dated January 28, 2016, between Amphastar Pharmaceuticals, Inc. and East West Bank in the original principal sum of $3,724,841. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2016)

10.19

Equipment Line of Credit Agreement, dated March 7, 2016, between International Medication Systems, Limited and East West Bank in the principal sum of $5,000,000. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016)

10.20

Fifth Modification to the Revolving Line of Credit Agreement, dated March 7, 2016, between International Medication Systems, Limited and East West Bank in the principal sum of $15,000,000. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016)

10.21

Fourth Modification to the Revolving Line of Credit Agreement, dated June 23, 2016, between Amphastar Pharmaceuticals, Inc. and Armstrong Pharmaceuticals, Inc. and Cathay Bank in the principal sum of $20,000,000. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016)

10.22

Business Loan Agreement, dated September 8, 2016, between Amphastar Pharmaceuticals, Inc. and East West Bank in the original principal sum of $3,591,250. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016)

10.23†

Second Amendment to Supply Agreement, dated November 9, 2016, by and between MannKind Corporation, Amphastar France Pharmaceuticals, S.A.S., and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2017)

10.24

Business Loan Agreement, dated May 11, 2017, between International Medication Systems, Limited and East West Bank in the original principal sum of $5,000,000. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.25

Business Loan Agreement, dated May 18, 2017, between Amphastar Pharmaceuticals, Inc. and East West Bank in the original principal sum of $9,000,000. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.26

Sixth Modification to the Revolving Line of Credit Agreement, dated May 3, 2017, between International Medication Systems, Limited and East West Bank in the principal sum of $15,000,000. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.27

Equipment Line of Credit, dated June 28, 2017, between International Medication Systems, Limited and East West Bank in the original principal sum of $8,000,000. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.28

Business Loan Agreement, dated August 14, 2017, between Armstrong Pharmaceuticals, Inc. and Cathay Bank in the original principal sum of $7,865,000. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017)

10.29

Partnership Agreement by and between Zhang Chongqing, Bill Zhang and Applied Physics & Chemistry Laboratories, Inc. dated July 27, 2018. (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018)

10.30

Fourth Amendment to Supply Agreement, dated December 24, 2018, by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018)

10.31

Equipment Line of Credit, dated January 8, 2019, between International Medication Systems, Limited and East West Bank in the original principal sum of $10,000,000. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019)

10.32

First Modification to the Loan Agreement, dated April 22, 2019, between Amphastar Pharmaceuticals, Inc. and Cathay Bank. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019)

10.33

Ninth Amendment to the Acquisition Loan, dated July 19, 2019 between Amphastar Pharmaceuticals, Inc. and Cathay Bank. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2019)

10.34*

Fifth Amendment to the Supply Agreement by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc., dated August 2, 2019. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2019)

10.35

Amphastar Pharmaceuticals, Inc. Employee Deferred Compensation Plan, effective December 1, 2019. (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2020)

10.36 +

Separation Agreement and General Release of Claims by and between the Amphastar Pharmaceuticals, Inc. and Jason Shandell dated as of April 13, 2020. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)

10.37

Eighth Modification to the Revolving Line of Credit Agreement, dated June 15, 2020, between Amphastar Pharmaceuticals, Inc. and Armstrong Pharmaceuticals, Inc. and Cathay Bank in the principal sum of $20,000,000. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)

10.38

Equipment Line of Credit, dated September 1, 2020, between International Medication Systems, Limited and East West Bank in the original sum of $10,000,000. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

10.39+

Amphastar Pharmaceuticals, Inc. 2015 Equity Incentive Plan, as amended and restated effective as of November 3, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2020)

10.40	Eight Modification to the Revolving Line of Credit Agreement, dated March 7, 2016, between International Medication Systems, Limited and East West Bank in the principal sum of $15,000,000.

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in signature pages hereto)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document –The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
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
Jack Y. Zhang
Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2021

AMPHASTAR PHARMACEUTICALS, INC.
(Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 15, 2021

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ JACK Y. ZHANG	Chief Executive Officer, President, and Director	March 15, 2021
Jack Yongfeng Zhang	(Principal Executive Officer)

/s/ MARY Z. LUO	Chairman, Chief Operating Officer	March 15, 2021
Mary Z. Luo	and Director

/s/ WILLIAM J. PETERS	Chief Financial Officer (Principal	March 15, 2021
William J. Peters	Financial and Accounting Officer)

/s/ RICHARD KOO	Director	March 15, 2021
Richard Koo

/s/ HOWARD LEE	Director	March 15, 2021
Howard Lee

/s/ FLOYD PETERSEN	Director	March 15, 2021
Floyd Petersen

/s/ RICHARD PRINS	Director	March 15, 2021
Richard Prins

/s/ DIANE G. GERST	Director	March 15, 2021
Diane G. Gerst

/s/ MICHAEL A. ZASLOFF	Director	March 15, 2021
Michael A. Zasloff

/s/ DAVID MARIS	Director	March 15, 2021
David Maris