Form 10-Q
period 2021-06-30
Amphastar Pharmaceuticals, Inc.
filed 2021-08-09
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

The number of shares outstanding of the registrant’s only class of common stock as of August 2, 2021 was 48,031,668.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,432	$92,642
Restricted cash	19,159	1,865
Short-term investments	11,745	12,977
Restricted short-term investments	2,200	2,200
Accounts receivable, net	67,893	66,005
Inventories	97,931	96,831
Income tax refunds and deposits	718	385
Prepaid expenses and other assets	5,895	6,777
Total current assets	310,973	279,682

Property, plant, and equipment, net	252,590	260,055
Finance lease right-of-use assets	540	612
Operating lease right-of-use assets	27,169	20,042
Goodwill and intangible assets, net	40,049	40,615
Other assets	9,444	5,250
Deferred tax assets	24,980	24,980
Total assets	$665,745	$631,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$109,604	$95,504
Income taxes payable	3,631	1,077
Current portion of long-term debt	8,077	12,263
Current portion of operating lease liabilities	3,237	3,357
Total current liabilities	124,549	112,201

Long-term reserve for income tax liabilities	4,709	4,709
Long-term debt, net of current portion	30,460	34,186
Long-term operating lease liabilities, net of current portion	24,555	17,464
Deferred tax liabilities	765	741
Other long-term liabilities	13,484	13,212
Total liabilities	198,522	182,513
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 55,736,209 and 47,983,549 shares issued and outstanding as of June 30, 2021 and 54,760,922 and 47,495,439 shares issued and outstanding as of December 31, 2020, respectively	6	5
Additional paid-in capital	427,301	410,061
Retained earnings	130,581	117,773
Accumulated other comprehensive loss	(4,931)	(3,721)
Treasury stock	(130,964)	(121,812)
Total Amphastar Pharmaceuticals, Inc. stockholders’ equity	421,993	402,306
Non-controlling interests	45,230	46,417
Total equity	467,223	448,723
Total liabilities and stockholders’ equity	$665,745	$631,236

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues	$101,663	$85,806	$204,683	$170,494
Cost of revenues	54,287	52,629	112,361	100,494
Gross profit	47,376	33,177	92,322	70,000

Operating expenses:
Selling, distribution, and marketing	4,129	4,026	8,666	7,320
General and administrative	14,565	15,924	29,903	26,670
Research and development	18,122	16,149	32,887	31,452
Total operating expenses	36,816	36,099	71,456	65,442

Income (loss) from operations	10,560	(2,922)	20,866	4,558

Non-operating (expenses) income:
Interest income	142	198	303	351
Interest expense	(86)	(35)	(190)	(111)
Other income (expenses), net	3,601	1,255	(1,648)	(497)
Total non-operating (expenses) income, net	3,657	1,418	(1,535)	(257)

Income (loss) before income taxes	14,217	(1,504)	19,331	4,301
Income tax provision (benefit)	5,595	(75)	6,750	2,205

Net income (loss)	$8,622	$(1,429)	$12,581	$2,096

Net income (loss) attributable to non-controlling interests	$855	$(1,237)	$(227)	$(1,661)

Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$7,767	$(192)	$12,808	$3,757

Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. stockholders:
Basic	$0.16	$(0.00)	$0.27	$0.08

Diluted	$0.16	$(0.00)	$0.26	$0.08

Weighted-average shares used to compute net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. stockholders:
Basic	47,731	46,753	47,626	46,581

Diluted	49,552	46,753	49,535	48,458

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$7,767	$(192)	$12,808	$3,757

Other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc., net of income taxes
Foreign currency translation adjustment	711	288	(1,210)	(486)
Total other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	711	288	(1,210)	(486)

Total comprehensive income attributable to Amphastar Pharmaceuticals, Inc.	$8,478	$96	$11,598	$3,271

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock		Total
			Additional		Other			Amphastar	Non-
			Paid-in	Retained	Comprehensive			Stockholders'	controlling
	Shares	Amount	Capital	Earnings	loss	Shares	Amount	Equity	Interest	Total
Balance as of December 31, 2020	54,760,922	$5	$410,061	$117,773	$(3,721)	(7,265,483)	$(121,812)	$402,306	$46,417	$448,723
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	5,041	—	—	—	5,041	—	5,041
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(1,921)	—	—	(1,921)	—	(1,921)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(1,082)	(1,082)
Purchase of treasury stock	—	—	—	—	—	(204,698)	(3,783)	(3,783)	—	(3,783)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(49)	—	—	4,184	49	—	—	—
Issuance of common stock in connection with the Company's equity plans	423,078	1	(853)	—	—	—	—	(852)	—	(852)
Share-based compensation expense	—	—	4,767	—	—	—	—	4,767	67	4,834
Balance as of March 31, 2021	55,184,000	$6	$413,926	$122,814	$(5,642)	(7,465,997)	$(125,546)	$405,558	$45,402	$450,960
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	7,767	—	—	—	7,767	—	7,767
Other comprehensive income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	711	—	—	711	—	711
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	—	855	855
Purchase of treasury stock	—	—	—	—	—	(298,727)	(5,560)	(5,560)	—	(5,560)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(142)	—	—	12,064	142	—	—	—
Issuance of common stock in connection with the Company's equity plans	552,209	—	7,247	—	—	—	—	7,247	—	7,247
Share-based compensation expense	—	—	6,270	—	—	—	—	6,270	(1,027)	5,243
Balance as of June 30, 2021	55,736,209	$6	$427,301	$130,581	$(4,931)	(7,752,660)	$(130,964)	$421,993	$45,230	$467,223

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock		Total
			Additional		Other			Amphastar	Non-
			Paid-in	Retained	Comprehensive			Stockholders'	controlling
	Shares	Amount	Capital	Earnings	loss	Shares	Amount	Equity	Interest	Total
Balance as of December 31, 2019	52,495,483	$5	$367,305	$116,370	$(4,687)	(5,918,515)	$(97,627)	$381,366	$46,162	$427,528
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	3,949	—	—	—	3,949	—	3,949
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(774)	—	—	(774)	—	(774)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(424)	(424)
Purchase of treasury stock	—	—	—	—	—	(647,246)	(10,950)	(10,950)	—	(10,950)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(84)	—	—	6,873	84	—	—	—
Issuance of common stock in connection with the Company's equity plans	369,508	—	(1,238)	—	—	—	—	(1,238)	—	(1,238)
Share-based compensation expense	—	—	5,161	—	—	—	—	5,161	121	5,282
Balance as of March 31, 2020	52,864,991	$5	$371,144	$120,319	$(5,461)	(6,558,888)	$(108,493)	$377,514	$45,859	$423,373
Net loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	(192)	—	—	—	(192)	—	(192)
Other comprehensive income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	288	—	—	288	—	288
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(1,237)	(1,237)
Purchase of treasury stock	—	—	—	—	—	(329,391)	(5,756)	(5,756)	—	(5,756)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(130)	—	—	10,913	130	—	—	—
Issuance of common stock in connection with the Company's equity plans	1,507,284	—	19,448	—	—	—	—	19,448	—	19,448
Share-based compensation expense	—	—	6,379	—	—	—	—	6,379	134	6,513
Balance as of June 30, 2020	54,372,275	$5	$396,841	$120,127	$(5,173)	(6,877,366)	$(114,119)	$397,681	$44,756	$442,437

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$12,581	$2,096
Reconciliation to net cash provided by operating activities:
Loss on disposal of assets	314	30
Depreciation of property, plant, and equipment	11,449	9,531
Amortization of product rights, trademarks, and patents	553	509
Operating lease right-of-use asset amortization	1,689	1,700
Share-based compensation expense	10,918	11,795
Changes in deferred taxes, net	—	1,638
Changes in operating assets and liabilities:
Accounts receivable, net	(1,985)	(4,454)
Inventories	(1,659)	5,760
Prepaid expenses and other assets	1,610	541
Income tax refunds, deposits, and payable, net	2,218	(78)
Operating lease liabilities	(1,849)	(1,565)
Accounts payable and accrued liabilities	19,145	4,063
Net cash provided by operating activities	54,984	31,566

Cash Flows From Investing Activities:
Purchases and construction of property, plant, and equipment	(13,359)	(18,895)
Sales of short-term investments	—	42
Purchase of short-term investments	(7,240)	(4,561)
Maturity of short-term investments	8,475	5,188
Payment of deposits and other assets	(825)	(562)
Net cash used in investing activities	(12,949)	(18,788)

Cash Flows From Financing Activities:
Proceeds from equity plans, net of withholding tax payments	6,394	18,210
Purchase of treasury stock	(9,344)	(16,706)
Settlement of ANP equity awards	(839)	—
Proceeds from borrowing under lines of credit	—	705
Repayments under lines of credit	(774)	—
Proceeds from issuance of long-term debt	—	3,067
Principal payments on long-term debt	(7,267)	(4,269)
Net cash used in financing activities	(11,830)	1,007

Effect of exchange rate changes on cash	(121)	(82)

Net increase in cash, cash equivalents, and restricted cash	30,084	13,703

Cash, cash equivalents, and restricted cash at beginning of period	94,507	75,550

Cash, cash equivalents, and restricted cash at end of period	$124,591	$89,253

Noncash Investing and Financing Activities:
Capital expenditure included in accounts payable	$7,034	$9,662
Operating lease right-of-use assets	$8,803	$—
Equipment acquired under finance leases	$107	$61

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$998	$1,119
Income taxes paid	$4,577	$662

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

COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the ongoing novel coronavirus pandemic, or COVID-19. The complete extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the information is constantly evolving. The Company considered the impact of COVID-19 on the assumptions and estimates used to determine the results reported and asset valuations as of June 30, 2021.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The principal accounting estimates include: determination of allowances for credit losses, allowance for discounts, provision for chargebacks and rebates, provision for product returns, adjustment of inventory to its net realizable values, impairment of long-lived and intangible assets and goodwill, workers’ compensation liabilities, litigation reserves, stock price volatilities for share-based compensation expense, valuation allowances for deferred tax assets, and liabilities for uncertain income tax positions.

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

The unrealized gains or losses on intercompany foreign currency transactions that are of a long-term investment nature were a $0.4 million gain and a $1.0 million loss for the three and six months ended June 30, 2021, respectively. For the three months ended June 30, 2020, the unrealized gains or losses on intercompany foreign currency transactions that are of a long-term investment nature were a $0.7 million gain and an immaterial loss for the six months ended June 30, 2020.

Comprehensive Income (Loss)

For the three and six months ended June 30, 2021 and 2020, the Company included its foreign currency translation gain or loss as part of its comprehensive income (loss). There was no material income tax expense (benefit) allocated to other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020.

Advertising Expense

Advertising expenses, primarily associated with Primatene Mist®, are recorded as they are incurred, except for expenses related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented, and are reflected as a component of selling, distribution and marketing in the Company’s condensed consolidated statement of operations. For the three and six months ended June 30, 2021,

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

advertising expenses were $1.9 million and $4.1 million, respectively. For the three and six months ended June 30, 2020, advertising expenses were $1.4 million and $2.4 million, respectively.

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

Short-Term Investments

Short-term investments as of June 30, 2021 and December 31, 2020 consisted of certificates of deposit and investment grade debt securities with original expiration dates within 12 months.

Restricted Cash

Restricted cash is generally collateral required for the Company to guarantee certain vendor payments in France. In May 2021, the Company posted an $18.9 million bond in connection with the Aventis litigation (see note 19). As of June 30, 2021 and December 31, 2020, the restricted cash balances were $19.2 million and $1.9 million, respectively.

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letters of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months but less than one year. As of June 30, 2021 and December 31, 2020, the balance of restricted short-term investments was $2.2 million.

Deferred Income Taxes

The Company utilizes the liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2021 that are of significance or potential significance to the Company as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2021.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. ANP Restructuring

In July 2018, the Company’s Chinese subsidiary, ANP, completed a private placement of its common equity interest to accredited investors and received approximately $56.3 million of cash proceeds. The Company retained approximately 58% of the equity interest in ANP following the private placement and continues to consolidate the financial results of ANP with the Company’s results of operations. ANP’s net income after July 2, 2018, was attributed to the Company in accordance with the Company’s equity interest of approximately 58% in ANP.

In May 2021, the board of directors approved a plan for the restructuring of the equity ownership of ANP, whereby the Company purchased an additional ownership interest in ANP from certain equity holders of ANP, or the Sellers, and split-off certain subsidiaries of ANP.

Under the terms of the restructuring plan, the Company entered into a Share Purchase Agreement, or SPA, with certain of the Sellers to acquire an approximately 18% additional ownership interest in ANP for approximately $29.4 million in cash. The Company also entered into a Share Repurchase Agreement, or SRA, with certain of the Sellers, whereby the Company will contribute 80% of its ownership interest in Hanxin and its existing subsidiaries, Baixin and Letop, to the Sellers in exchange for approximately 10% additional ownership interest in ANP. The restructuring plan was subject to regulatory approval in China, which was not completed prior to June 30, 2021, and the assets of Hanxin and its subsidiaries are reflected as held and used in the condensed consolidated financial statements as of June 30, 2021.

Upon completion of the restructuring, the Company owned approximately 86% of ANP, and ANP owned approximately 20% of Hanxin. The restructuring plan was completed in July 2021, subsequent to the end of the second quarter.

Certain of the Sellers are the Company’s executive officers, directors and other related parties. The Sellers who participated in the SPA included executives of the Company William J. Peters, Rong Zhou, and Jacob Liawatidewi; directors of the Company Howard Lee and Richard Koo; relatives of Dr. Jack Zhang and Dr. Mary Luo, Henry Zhang, Qingqing Chen, Chongqing Zhang, Lu Zhang, and James Luo, or entities related to such persons. Neither Dr. Mary Luo, Dr. Jack Zhang nor affiliated entities participated in the SPA.

The Sellers who participated in the SRA included Dr. Mary Luo and Dr. Jack Zhang through an affiliated party, and their family members Henry Zhang, Qingqing Chen, Chongqing Zhang, Bill Zhang, and Lu Zhang.

During the second quarter of 2021, in connection with the restructuring, the Company terminated the 2018 ANP Equity Incentive Plan. (See note 16)

Note 4. Revenue Recognition

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The provision for chargebacks and rebates is reflected as a component of net revenues. The following table is an analysis of the chargeback and rebate provision:

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Beginning balance	$20,380	$21,644
Provision for chargebacks and rebates	97,973	69,424
Credits and payments issued to third parties	(99,400)	(72,625)
Ending balance	$18,953	$18,443

Changes in the chargeback provision from period to period are primarily dependent on the Company’s sales to its wholesalers, the level of inventory held by wholesalers, and the wholesalers’ customer mix. Changes in the rebate provision from period to period are primarily dependent on retailer’s and other indirect customers’ purchases. The approach that the Company uses to estimate chargebacks has been consistently applied for all periods presented. Variations in estimates have been historically small. The Company continually monitors the provision for chargebacks and rebates and makes adjustments when it believes that the actual chargebacks and rebates may differ from the estimates. The settlement of chargebacks and rebates generally occurs within 30 days to 60 days after the sale to wholesalers. Accounts receivable and/or accounts payable and accrued liabilities are reduced and/or increased by the chargebacks and rebate amounts depending on whether the Company has the right to offset with the customer. Of the provision for chargebacks and rebates as of June 30, 2021 and December 31, 2020, $15.1 million and $16.4 million were included in accounts receivable, net, on the condensed consolidated balance sheets, respectively. The remaining provision as of June 30, 2021 and December 31, 2020 of $3.9 million and $4.0 million, respectively, were included in accounts payable and accrued liabilities.

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

The provision for product returns is reflected as a component of net revenues. The following table is an analysis of the product return liability:

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Beginning balance	$14,204	$10,339
Provision for product returns	7,770	6,208
Credits issued to third parties	(4,433)	(3,989)
Ending balance	$17,541	$12,558

Of the provision for product returns as of June 30, 2021 and December 31, 2020, $14.1 million and $10.2 million, were included in accounts payable and accrued liabilities on the condensed consolidated balance sheets, respectively. The remaining provision as of June 30, 2021 and December 31, 2020, of $3.4 million and $4.0 million, were included in other long-term liabilities, respectively. For the six months ended June 30, 2021 and 2020, the Company’s aggregate product return rate was 1.6% and 1.3% of qualified sales, respectively.

Note 5. Income (loss) per Share Attributable to Amphastar Pharmaceuticals, Inc. Stockholders

Basic net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. stockholders is calculated based upon the weighted-average number of shares outstanding during the period. Diluted net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. stockholders gives effect to all potential dilutive shares outstanding during the period, such as stock options, non-vested restricted stock units and shares issuable under the Company’s Employee Stock Purchase Plan, or ESPP and the reallocation of net income (loss) attributable to non-controlling interest from the assumed dilutive effect of stock options issued under the 2018 ANP Equity Incentive Plan, or the 2018 Plan.

For the three and six months ended June 30, 2021, options to purchase 2,056,803 shares of stock, with a weighted-average exercise price of $20.75 per share, and the reallocation of net income attributable to non-controlling interests were excluded from the computation of diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders because the effect would be anti-dilutive.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the six months ended June 30, 2020, options to purchase 1,928,773 shares of stock, with a weighted-average exercise price of $20.84 per share, and the reallocation of net income attributable to non-controlling interests were excluded in the computation of diluted net income per common share attributable to Amphastar Pharmaceuticals, Inc. stockholders because the effect would be anti-dilutive.

The following table provides the calculation of basic and diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands, except per share data)
Basic and dilutive numerator:
Net income (loss) attributable to Amphastar Pharmaceuticals, Inc.	$7,767	$(192)	$12,808	$3,757
Denominator:
Weighted-average shares outstanding — basic	47,731	46,753	47,626	46,581

Net effect of dilutive securities:
Incremental shares from equity awards	1,821	—	1,909	1,877
Weighted-average shares outstanding — diluted	49,552	46,753	49,535	48,458
Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. stockholders — basic	$0.16	$(0.00)	$0.27	$0.08
Net income (loss) per share attributable to Amphastar Pharmaceuticals, Inc. stockholders — diluted	$0.16	$(0.00)	$0.26	$0.08

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information by reporting segment is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Net revenues:
Finished pharmaceutical products	$94,722	$80,935	$192,604	$162,233
API	6,941	4,871	12,079	8,261
Total net revenues	101,663	85,806	204,683	170,494

Gross profit (loss):
Finished pharmaceutical products	49,614	35,437	94,900	74,247
API	(2,238)	(2,260)	(2,578)	(4,247)
Total gross profit	47,376	33,177	92,322	70,000

Operating expenses	36,816	36,099	71,456	65,442

Income (loss) from operations	10,560	(2,922)	20,866	4,558
Non-operating income (expenses)	3,657	1,418	(1,535)	(257)

Income (loss) before income taxes	$14,217	$(1,504)	$19,331	$4,301

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Finished pharmaceutical products net revenues:
Primatene Mist®	$16,680	$12,468	$35,063	$25,345
Epinephrine	9,192	6,957	24,770	10,947
Lidocaine	11,594	7,608	20,665	18,265
Glucagon	12,131	—	20,115	—
Enoxaparin	9,328	10,218	19,986	19,386
Phytonadione	10,421	10,689	19,986	21,718
Naloxone	6,625	8,723	12,966	17,598
Other finished pharmaceutical products	18,751	24,272	39,053	48,974
Total finished pharmaceutical products net revenues	$94,722	$80,935	$192,604	$162,233

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amount of depreciation and amortization expense included in cost of revenues, by reporting segments, is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Depreciation and amortization expense
Finished pharmaceutical products	$1,460	$1,453	$2,895	$2,917
API	1,179	575	2,227	1,157
Total depreciation and amortization expense	$2,639	$2,028	$5,122	$4,074

Net revenues and carrying values of long-lived assets by geographic regions are as follows:

	Net Revenue				Long-Lived Assets
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2021	2020	2021	2020	2021	2020

	(in thousands)
United States	$95,193	$81,898	$194,363	$162,963	$134,749	$129,401
China	1,126	295	2,247	523	96,522	98,538
France	5,344	3,613	8,073	7,008	49,028	52,770
Total	$101,663	$85,806	$204,683	$170,494	$280,299	$280,709

Note 7. Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. The Company considers these three customers to be its major customers, as each individually, and these customers collectively, represented a significant percentage of the Company’s net revenue for the three and six months ended June 30, 2021 and 2020, and accounts receivable as of June 30, 2021 and December 31, 2020, respectively. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
			Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2021	2020	2021	2020	2021	2020
AmerisourceBergen	9%	9%	23%	23%	24%	23%
McKesson	24%	24%	18%	23%	19%	23%
Cardinal Health	17%	17%	15%	19%	15%	19%

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

As of June 30, 2021, cash equivalents include money market accounts. Short-term investments consist of certificates of deposit as well as investment-grade municipal bonds with original expiration dates within 12 months. The certificates of deposit are carried at amortized cost in the Company’s condensed consolidated balance sheet, which approximates their fair value determined based on Level 2 inputs. The corporate and municipal bonds are classified as held-to-maturity and are carried at amortized cost net of allowance for credit losses, which approximates their fair value determined based on Level 2 inputs. The restrictions on restricted cash and short-term investments have a negligible effect on the fair value of these financial assets.

The fair value of the Company’s financial assets and liabilities measured on a recurring basis as of June 30, 2021 and December 31, 2020, are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Cash equivalents - money market	$80,630	$80,630	$—	$—
Restricted cash - money market	235	235	—	—
Restricted cash - bond	18,924	18,924	—	—
Short-term investments - certificates of deposit	9,289	—	9,289	—
Restricted short-term investments - certificates of deposit	2,200	—	2,200	—
Municipal bonds	2,428	—	2,428	—
Interest rate swap liabilities related to variable rate loans	(626)	—	(626)	—
Fair value measurement as of June 30, 2021	$113,080	$99,789	$13,291	$—

Cash equivalents - money market	$58,710	$58,710	$—	$—
Restricted cash - money market	1,865	1,865	—	—
Short-term investments - certificates of deposit	9,089	—	9,089	—
Restricted short-term investments - certificates of deposit	2,200	—	2,200	—
Corporate and municipal bonds	3,855	—	3,855	—
Interest rate swap liabilities related to variable rate loans	(902)	—	(902)	—
Fair value measurement as of December 31, 2020	$74,817	$60,575	$14,242	$—

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company does not hold any Level 3 instruments that are measured at fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include long-lived assets, goodwill, and intangible assets for which the fair value of assets is determined as part of the related impairment test. As of June 30, 2021 and December 31, 2020, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

Note 9. Investments

A summary of the Company’s investments that are classified as held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Municipal bonds	2,428	—	—	2,428
Total investments as of June 30, 2021	$2,428	$—	$—	$2,428

Corporate bonds	$1,560	$—	$(1)	$1,559
Municipal bonds	2,297	—	(1)	2,296
Total investments as of December 31, 2020	$3,857	$—	$(2)	$3,855

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

Note 10. Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights	10	$9,693	$4,766	$4,927
Patents	12	486	319	167
Land-use rights	39	2,540	650	1,890
Subtotal	12	12,719	5,735	6,984
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,840	—	3,840
Subtotal	*	33,065	—	33,065
As of June 30, 2021	*	$45,784	$5,735	$40,049

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights	10	$9,561	$4,223	$5,338
Patents	12	486	297	189
Land-use rights	39	2,540	617	1,923
Subtotal	12	12,587	5,137	7,450
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,940	—	3,940
Subtotal	*	33,165	—	33,165
As of December 31, 2020	*	$45,752	$5,137	$40,615
*	Intangible assets with indefinite lives have an indeterminable average life.

Goodwill

The changes in the carrying amounts of goodwill were as follows:

	June 30,	December 31,
	2021	2020

	(in thousands)
Beginning balance	$3,940	$3,634
Currency translation	(100)	306
Ending balance	$3,840	$3,940

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene Mist®, an over-the-counter bronchodilator product, recorded at the allocated fair value of $29.2 million, which is its carrying value as of June 30, 2021.

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

Note 11. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2021	2020

	(in thousands)
Raw materials and supplies	$43,747	$47,051
Work in process	35,499	37,257
Finished goods	18,685	12,523
Total inventories	$97,931	$96,831

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Charges of $1.4 million and $10.9 million were included in the cost of revenues in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2021, respectively, to adjust the Company’s inventory and related firm purchase commitments to their net realizable value. For the three and six months ended June 30, 2020, charges of $8.1 million and $10.2 million were included in the cost of revenues, respectively, to adjust the Company’s inventory and related firm purchase commitments to their net realizable value.

Losses on firm purchase commitments related to raw materials on order were $2.9 million and $5.4 million as of June 30, 2021 and 2020, respectively.

Note 12. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	June 30,	December 31,
	2021	2020

	(in thousands)
Buildings	$126,607	$124,326
Leasehold improvements	30,765	30,028
Land	7,676	7,719
Machinery and equipment	213,994	211,666
Furniture, fixtures, and automobiles	27,438	26,482
Construction in progress	41,268	43,981
Total property, plant, and equipment	447,748	444,202
Less accumulated depreciation	(195,158)	(184,147)
Total property, plant, and equipment, net	$252,590	$260,055

Note 13. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2021	2020

	(in thousands)
Accrued customer fees and rebates	$9,796	$9,029
Accrued payroll and related benefits	27,558	24,597
Accrued product returns, current portion	14,086	10,190
Accrued loss on firm purchase commitments	2,967	1,223
Accrued litigation and settlements	15,495	13,780
Other accrued liabilities	11,950	12,328
Total accrued liabilities	81,852	71,147
Accounts payable	27,752	24,357
Total accounts payable and accrued liabilities	$109,604	$95,504

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14. Debt

Debt consists of the following:

	June 30,	December 31,
	2021	2020

	(in thousands)
Line of Credit Facilities

Line of credit facility with China Everbright Bank	$—	$764
Line of credit facility with China Merchant Bank due August 2021	387	382
Line of credit facility with Bank of Nanjing due October 2021	155	153
Line of credit facility with Cathay Bank due May 2022	—	—
Line of credit facility with East West Bank due December 2022	—	—
Equipment line of credit facility with East West Bank due September 2025	3,216	3,216

Mortgage Loans

Mortgage payable with East West Bank paid off May 2021	—	3,306
Mortgage payable with East West Bank due October 2026	3,300	3,334
Mortgage payable with East West Bank due June 2027	8,434	8,510
Mortgage payable with Cathay Bank due August 2027	7,172	7,268

Equipment Loans

Equipment loan with East West Bank paid off June 2021	—	612
Equipment loan with East West Bank due December 2022	3,000	4,000
Equipment loan with East West Bank due February 2024	4,425	5,254

Other Loans and Payment Obligations

Acquisition loan with Cathay Bank due June 2024	7,558	8,710
French government loan due July 2021	67	64
French government loans due December 2026	345	350

Equipment under Finance Leases	478	526
Total debt	38,537	46,449
Less current portion of long-term debt	8,077	12,263
Long-term debt, net of current portion	$30,460	$34,186

As of June 30, 2021, the fair value of the loans listed above approximated their carrying amount. The interest rate used in the fair value estimation was determined to be a Level 2 input. For certain loans with East West Bank, the Company has entered into fixed interest rate swap contracts to exchange the variable interest rates for fixed interest rates over the life of certain debt instruments without the exchange of the underlying notional debt amount.

Covenants

At June 30, 2021 and December 31, 2020, the Company was in compliance with its debt covenants.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15. Income Taxes

The following table sets forth the Company’s income tax provision (benefit) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Income (loss) before taxes	$14,217	$(1,504)	$19,331	$4,301
Income tax provision (benefit)	5,595	(75)	6,750	2,205
Net income (loss)	$8,622	$(1,429)	$12,581	$2,096
Income tax provision (benefit) as a percentage of income (loss) before income taxes	39.4%	5.0%	34.9%	51.3%

The change in the Company’s effective tax rate for the three and six months ended June 30, 2021, was primarily due to differences in pre-tax income (loss) positions and timing of discrete tax items.

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

For purposes of computing its annual effective tax rate, the Company did not benefit from its losses in the states where it files separately. This increased the Company’s income tax expense by $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively. The change in the Company’s income tax benefit was immaterial for the three months ended June 30, 2020 and the increase in tax expense was $0.2 million for the six months ended June 30, 2020.

Note 16. Stockholders' Equity

Share Buyback Program

Pursuant to the Company’s existing share buyback program, the Company purchased 298,727 and 503,425 shares of its common stock during the three and six months ended June 30, 2021, for total consideration of $5.5 million and $9.3 million, respectively. The Company purchased 329,391 and 976,106 shares of its common stock during the three and six months ended June 30, 2020, for total consideration of $5.8 million and $16.7 million, respectively.

In August 2021, the Company’s Board of Directors authorized an increase of $20.0 million to the Company’s share buyback program, which is expected to continue for an indefinite period of time. Since the inception of the program, the Company’s Board of Directors have authorized a total of $160.0 million to the Company’s share buyback program. The primary goal of the program is to offset dilution created by the Company’s equity compensation programs.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

purchases are accounted for under the cost method and are included as a component of treasury stock in the Company’s condensed consolidated balance sheets.

Amended and Restated 2015 Equity Incentive Plan

As of June 30, 2021, the Company reserved an aggregate of 5,976,576 shares of common stock for future issuance under the Amended and Restated 2015 Equity Incentive Plan, or the 2015 Plan, including 1,187,386 shares, which were reserved in January 2021 pursuant to the evergreen provision in the 2015 Plan.

2014 Employee Stock Purchase Plan

As of June 30, 2021, the Company has issued 890,904 shares of common stock under the ESPP, and 1,109,096 shares of its common stock remains available for issuance under the ESPP.

In May 2021, the Company issued 83,354 shares at a weighted-average purchase price of $15.25 per share under the ESPP. For the three and six months ended June 30, 2021, the Company recorded ESPP expense of $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2020, the Company recorded ESPP expense of $0.3 million and $0.4 million, respectively.

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

The weighted-averages for key assumptions used in determining the fair value of options granted during the three and six months ended June 30, 2021 and 2020, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Average volatility	41.6%	44.0%	42.1%	43.1%
Average risk-free interest rate	1.0%	0.5%	1.2%	0.8%
Weighted-average expected life in years	5.1	4.9	6.1	5.7
Dividend yield rate	—%	—%	—%	—%

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of option activity for the six months ended June 30, 2021, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2020	8,580,475	$15.00
Options granted	1,385,831	18.22
Options exercised	(594,618)	13.87
Options cancelled	(98,949)	15.94
Options expired	(46,492)	13.60
Outstanding as of June 30, 2021	9,226,247	$15.56	5.57	$43,987
Exercisable as of June 30, 2021	6,322,843	$14.99	4.20	$33,863
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock for those awards that have an exercise price below the estimated fair value at June 30, 2021.

For the three and six months ended June 30, 2021, the Company recorded an expense of $1.9 million and $4.3 million, respectively, related to stock options granted. For the three and six months ended June 30, 2020, the Company recorded an expense of $2.6 million and $5.2 million, respectively, related to stock options granted under all plans.

In April 2020, Jason Shandell resigned from his position as the Company’s President and General Counsel and as a member of the Company’s board of directors. In connection with his resignation, the Company and Mr. Shandell entered into a separation agreement. As part of the separation agreement, the Company agreed to accelerate 80% of his unvested stock options and extended the expiration date of certain vested stock option awards. As a result of this modification, the Company incurred share-based compensation expense of $0.7 million, which is included within general and administration expenses in the condensed consolidated statement of operations for the six months ended June 30, 2020.

Information relating to option grants and exercises is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands, except per share data)
Weighted-average grant date fair value per option share	$7.30	$7.15	$7.60	$5.48
Intrinsic value of options exercised	2,087	6,486	3,116	6,974
Cash received from options exercised	6,000	19,088	8,169	20,339
Total fair value of the options vested during the year	1,278	2,411	8,050	9,844

A summary of the status of the Company’s non-vested options as of June 30, 2021, and changes during the six months ended June 30, 2021, is presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2020	2,825,652	$6.50
Options granted	1,385,831	7.60
Options vested	(1,209,130)	6.66
Options forfeited	(98,949)	6.88
Non-vested as of June 30, 2021	2,903,404	6.95

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2021, there was $15.8 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.7 years and will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period using the straight-line method. During the three and six months ended June 30, 2021, the Company recorded total expenses of $2.1 million and $4.3 million, respectively, related to RSU awards granted. During the three and six months ended June 30, 2020, the Company recorded expenses of $3.6 million and $6.0 million, respectively, related to RSU awards granted.

As part of the separation agreement with Mr. Shandell, the Company agreed to accelerate the vesting of 80% of his RSU awards. As a result of this modification, the Company incurred share-based compensation expense of $1.6 million, which is included within general and administrative expenses in the condensed consolidated statement of operations for the six months ended June 30, 2020.

As of June 30, 2021, there was $16.8 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.7 years and will be adjusted for future changes in estimated forfeitures.

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
		Value of RSUs
		Issued
	Total RSUs	as
	Issued	Compensation(1)
		(in thousands)
RSUs outstanding at December 31, 2020	1,156,518
RSUs granted	579,058	$10,534
RSUs forfeited	(43,260)
RSUs vested(2)	(481,527)
RSUs outstanding at June 30, 2021	1,210,789
(1)	The total fair market value is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 162,464 shares of common stock were surrendered to fulfill tax withholding obligations.

The 2018 ANP Equity Incentive Plan

In December 2018, ANP’s board of directors approved the 2018 ANP Equity Incentive Plan, or the 2018 Plan, which was set to expire in December 2023. The 2018 Plan permitted the grant of stock options and other equity awards in ANP shares to ANP employees.

During the second quarter of 2021, in connection with the ANP restructuring, the Company terminated the 2018 Plan.

At the time of the 2018 Plan termination, the number of stock options outstanding was 5,018,880. As part of the termination, ANP cash settled 4,091,080 stock options, of which, 1,944,771 stock options were vested and 2,146,309

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

stock options were unvested, for $0.8 million which approximated the fair value of these awards at the time of settlement. The cash settlement of these awards was recorded as a reduction in equity.

For the remaining 927,800 stock option awards that were outstanding under the 2018 Plan, of which 56,925 stock options were vested and 870,875 were unvested, the Company cancelled these awards and issued replacement awards under the 2015 Plan. The modified awards vest over periods ranging from 1 to 2 years and have a 10-year contractual term. The cancellation and replacement of the awards was accounted for as a modification in accordance with ASC 718.

As a result of the modification, the Company incurred $2.3 million of share-based compensation expense, of which $1.8 million was recorded within general and administrative expenses in the condensed consolidated statement of operations for the three and six months ended June 30, 2021, and the remaining $0.5 million which will be recognized over the vesting period of the modified awards.

Prior to the termination and modification of the 2018 Plan, during the three and six months ended June 30, 2020, the Company recorded expense of $0.2 million and $0.3 million related to stock options issued by ANP under the 2018 Plan, respectively.

Share-based Compensation Expense

The Company recorded share-based compensation expense, which is included in the Company’s condensed consolidated statement of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Cost of revenues	$932	$970	$2,078	$2,329
Operating expenses:
Selling, distribution, and marketing	147	123	274	230
General and administrative	4,568	5,052	7,536	8,271
Research and development	437	368	1,030	965
Total share-based compensation	$6,084	$6,513	$10,918	$11,795

Note 17. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the three and six months ended June 30, 2021 were approximately $0.6 million and $1.1 million, respectively, compared to the prior year expense of $0.5 million and $1.0 million for the three and six months ended June 30, 2020, respectively.

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

The liability under the plan is based on a discount rate of 0.3% as of June 30, 2021 and December 31, 2020. The liability is included in accrued liabilities in the accompanying condensed consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $3.0 million at June 30, 2021 and December 31, 2020. The

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company recorded an immaterial amount of expense under the plan for the three and six months ended June 30, 2021 and 2020.

Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The deferred compensation plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan obligations are payable upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants began contributing to the plan in January 2020. As of June 30, 2021, the plan assets and liabilities were valued at approximately $2.4 million and $2.5 million, respectively. As of December 31, 2020, the plan assets and liabilities were valued at approximately $1.6 million and $1.7 million, respectively.

Note 18. Commitments and Contingencies

Purchase Commitments

As of June 30, 2021, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $55.7 million. The Company anticipates that most of these commitments with a remaining term in excess of one year will be fulfilled by 2022.

Note 19. Litigation

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

On May 11, 2017, the Company’s lawsuit against Aventis was dismissed for lack of jurisdiction. On July 14, 2017, Aventis filed an application with the District Court for entitlement to attorneys’ fees and expenses. On November 20, 2017, the District Court issued its order granting Aventis’ application for fees, and on November 13, 2020, the Court issued an Order (“November Order”) awarding Aventis $12.1 million in attorneys’ fees and $0.7 million in cost and expenses.

On May 3, 2021, the Court issued a further Order based upon supplemental application to the Court seeking fees, expenses, and interest for the period after, and not covered by, the November Order. The Court awarded Aventis an additional $4.4 million bringing the total awarded Aventis to $17.2 million.

The Company had previously accrued $12.8 million as of December 31, 2020, based upon the November Order. As a result of the most recent ruling, the Company recorded an additional charge of $4.4 million for the three months ended March 31, 2021, in other income (expenses), in the condensed consolidated statement of operations. This amount represented management’s best estimate of the probable loss at that time.

On June 30, 2021, the Company and Aventis entered into a settlement agreement to settle the attorney fees’ and expenses for $14.5 million. As a result of this settlement, the accrual amount was reduced by $2.7 million for the three months ended June 30, 2021, with a corresponding credit to other income (expense) in the consolidated statement of operations.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Regadenoson (0.4 mg/5 mL, 0.08 mg/mL) Patent Litigation

On February 25, 2020, Astellas US LLC, Astellas Pharma US, Inc., and Gilead Sciences, Inc. (collectively, “Astellas-Gilead”) filed a Complaint in the United States District Court for the District of Delaware against IMS for infringement of U.S. Patent Nos. 8,106,183 (the “‘183 patent”), RE47,301 (the “‘301 patent”), and 8,524,883 (the “‘883 patent”) (collectively, “Astellas-Gilead Patents”) with regard to IMS’s ANDA No. 214,252 for approval to manufacture and sell 0.4 mg/5 mL (0.08 mg/mL) intravenous solution of Regadenoson. On March 4, 2020, IMS filed its Answer and Counterclaims. On March 30, 2020, the Court issued an Order allowing the Company to join pending consolidated litigation with five other generic Regadenoson ANDA filers involving similar claims. Trial is currently scheduled for January 2022. The Company’s 30-month FDA stay expires August 10, 2022. Currently, this lawsuit does not expose the Company to any liabilities, as the product has not been launched. The Company intends to vigorously defend this patent lawsuit.

Ramirez v. Amphastar Pharmaceuticals, Inc.

On May 29, 2020, Priscilla Ramirez (“Ramirez”), a former employee filed a PAGA lawsuit for alleged violations of various California labor laws pertaining to wage and hour against the Company. On April 5, 2021, the parties reached a settlement for $1.0 million. On June 9, 2021, Ramirez submitted a motion to the Court to approve the settlement which is still subject to approval by the Court. The Company accrued the amount of $1.0 million for this litigation as of March 31, 2021.

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

Note 20. Subsequent Events

ANP Restructuring

In July 2021, the Company completed the restructuring of ANP. As a result of the restructuring, the Company’s ownership interest in ANP was increased to approximately 86%, and the ownership interest in Hanxin and its subsidiaries was reduced to approximately 20%. (See note 3)

Credit Agreement with Capital One N.A. - Due August 2026

In August 2021, the Company entered into a $140.0 million credit agreement with Capital One N.A. acting as a lender and as agent for other lenders. Under the terms of the credit agreement, the Company will borrow $70.0 million in the form of a term loan. Proceeds from the loan will be used to pay down certain of the Company’s outstanding debt. The interest rate on the term loan will be based on a variable interest rate, plus an applicable margin rate determined based on the Company’s net leverage ratio as defined by the terms of the agreement. The loan matures in August 2026.

The loan requires principal payments of $1.8 million per year for the first two years, which increases to $3.5 million during the third and fourth year and to $3.9 million in the fifth year, with the remaining balance due at maturity. The loan is secured by substantially all of the Company’s assets, excluding assets of ANP.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additionally, the credit agreement provides for a $70.0 million revolving credit facility, which bears a variable interest rate, plus a fixed margin.

In conjunction with the new credit agreement, the Company entered into an interest rate swap agreement with Capital One N.A., with a notional amount of $55.0 million to exchange the variable interest rate on the new term loan for a fixed rate of 0.9274%.

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

Our largest products by net revenues currently include Primatene Mist®, glucagon, epinephrine, enoxaparin sodium injection, lidocaine jelly and sterile solution, and phytonadione. During the second quarter of 2020, we launched our epinephrine injection, USP 30mg/mL multiple dose vial product. In December 2020, the FDA granted approval of our glucagon for injection emergency kit, 1mg, which we launched in February 2021.

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

The ANP restructuring was completed in July 2021, we paid approximately $29.4 million in cash and contributed approximately 80% of Hanxin Pharmaceutical Technology Co., Ltd, or Hanxin, to the Sellers in exchange for additional ownership interest in ANP, such that we now own approximately 86% of ANP and ANP retained approximately 20% of ownership in Hanxin. Hanxin’s wholly owned subsidiaries, Nanjing Baixin Trading Co., Ltd., and Nanjing Letop Biological Technology Co., Ltd., were included in the split-off of Hanxin.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the world, including locations where we operate, such as the United States, China and France. We have been actively monitoring the COVID-19 pandemic, including regarding the Delta variant, and its impact globally. Currently, our production facilities in all of our locations continue to operate as they had prior to the COVID-19 pandemic with few changes, other than for enhanced safety measures intended to prevent the spread of the virus.

As a result of the COVID-19 pandemic, during the first half of 2020, sales of Primatene Mist® and certain hospital products increased, while sales of certain products frequently used in elective procedures, such as Cortrosyn® and lidocaine products decreased. We saw these trends continue in late 2020 and early 2021 when COVID cases trended higher. During the second quarter of 2021, the sales of these products, frequently used in elective procedures returned to their normal level.

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

The COVID-19 pandemic has and will continue to adversely affect global economies and financial markets, potentially resulting in an economic downturn that could affect demand for our products and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. We cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. See the “Risk Factors” section for further discussion of the possible impact of the COVID-19 pandemic on our business.

Business Segments

As of June 30, 2021, our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) API products. The finished pharmaceutical products segment manufactures, markets and distributes Primatene Mist®, glucagon, enoxaparin, naloxone, phytonadione, lidocaine, epinephrine, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes RHI API and porcine insulin API for external customers and internal product development. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Segment Reporting.”

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Net revenues

	Three Months Ended
	June 30,		Change
	2021	2020	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$94,722	$80,935	$13,787	17%
API	6,941	4,871	2,070	42%
Total net revenues	$101,663	$85,806	$15,857	18%
Cost of revenues
Finished pharmaceutical products	$45,108	$45,498	$(390)	(1)%
API	9,179	7,131	2,048	29%
Total cost of revenues	$54,287	$52,629	$1,658	3%
Gross profit	$47,376	$33,177	$14,199	43%
as % of net revenues	47%	39%

The increase in net revenues of the finished pharmaceutical products for the three months ended June 30, 2021 was due to the following changes:

	Three Months Ended
	June 30,		Change
	2021	2020	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
Primatene Mist®	$16,680	$12,468	$4,212	34%
Glucagon	12,131	—	12,131	N/A
Lidocaine	11,594	7,608	3,986	52%
Phytonadione	10,421	10,689	(268)	(3)%
Enoxaparin	9,328	10,218	(890)	(9)%
Epinephrine	9,192	6,957	2,235	32%
Naloxone	6,625	8,723	(2,098)	(24)%
Other finished pharmaceutical products	18,751	24,272	(5,521)	(23)%
Total finished pharmaceutical products net revenues	$94,722	$80,935	$13,787	17%

We launched glucagon for injection emergency kit, 1mg in the first quarter of 2021. The increase in sales of Primatene Mist® for the three months ended June 30, 2021, was primarily a result of the continued success of our nationwide digital, television and radio campaign, which will continue throughout 2021 as well as an expansion of our distribution channels throughout 2020 and 2021. The increase in sales of lidocaine and epinephrine was primarily due an increase in unit volumes, as a result of higher demand due to a market shortage. The decrease in sales of enoxaparin was primarily due to lower average selling price as a competitor re-entered the market. The decrease in sales of Naloxone was primarily due to lower average selling price as a result of a competitor entering the market. The decrease in sales of phytonadione was primarily due to lower unit volumes as a result of decreased market demand. The decrease in other finished pharmaceutical products was primarily due to lower unit volumes as a result of competitors returning to their normal distribution levels after being unable to supply market demands in 2020.

We anticipate that sales of naloxone and enoxaparin will continue to fluctuate in the future as a result of changing levels of competition.

Sales of API primarily depend on the timing of customer purchases. In May 2021, we amended the Supply Agreement with MannKind Corporation, or MannKind, whereby MannKind’s aggregate total commitment of RHI API under the Supply Agreement was modified and extended for an additional year through 2027, which timeframe would have previously lapsed after calendar year 2026. MannKind has agreed to pay us an amendment fee of $2.0 million. We received the first payment of the amendment fee of $1.0 million in June 2021 and recognized $0.5 million in net revenues during the three months ended June 30, 2021. The remaining $0.5 million was recorded as a contract liability in our condensed consolidated balance sheet as of June 30, 2021 and will be recognized ratably to net revenues over the remaining quarters in 2021. The remaining balance of $1.0 million of the amendment fee is due January 2022 and relates to the amendments to the 2022 supply level and will be recognized ratably to net revenues in 2022.

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

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. We had no significant backlog as of June 30, 2021. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross margins

The increase in sales of Primatene Mist® and our epinephrine injection multiple dose vial, as well as the launch of glucagon for injection emergency kit during the first quarter of 2021, which are higher-margin products, helped increase our gross margins for the three months ended June 30, 2021. These increases in gross margins were partially offset by lower pricing and increased costs for enoxaparin, particularly the cost for heparin raw material, which is used as the starting material for enoxaparin.

The cost of heparin may increase further, putting downward pressure on our gross margins. However, we believe that this trend will be offset by sales of our higher-margin products, such as Primatene Mist®, and epinephrine multi dose vials, which were launched over the past few years and by glucagon which was launched in 2021. Additionally, we have not seen significant supply disruptions due to the COVID-19 pandemic at this time, but we are continuing to monitor our supply chain for any potential problems.

Selling, distribution and marketing, and general and administrative

	Three Months Ended
	June 30,		Change
	2021	2020	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$4,129	$4,026	$103	3%
General and administrative	$14,565	$15,924	$(1,359)	(9)%

The increase in selling, distribution, and marketing expenses was primarily due to marketing expenses related to Primatene Mist®. The decrease in general and administrative expense was primarily due to cash compensation and share-based compensation expense relating to the separation agreement that we entered into with a former executive during the second quarter of 2020. This was partially offset by an increase in legal expenses.

We expect that selling, distribution and marketing expenses will increase due to the increase in marketing expenditures for Primatene Mist®. Legal fees may fluctuate due to the timing of patent challenges and other litigation matters.

Research and development

	Three Months Ended
	June 30,		Change
	2021	2020	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$7,625	$6,682	$943	14%
Clinical trials	1,603	1,429	174	12%
FDA fees	40	45	(5)	(11)%
Testing, operating and lab supplies	3,458	3,343	115	3%
Depreciation	2,955	2,459	496	20%
Other expenses	2,441	2,191	250	11%
Total research and development expenses	$18,122	$16,149	$1,973	12%

Research and development expense increased due to an increase in salaries and personnel-related expenses as well as depreciation expense.

Research and development costs consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

We have made, and expect to continue to make, substantial investments in research and development to expand our product portfolio and grow our business. We expect that research and development expenses will increase on an annual basis due to increased clinical trial costs related to our biosimilar and inhalation product candidates. These expenditures will include costs of APIs developed internally as well as APIs purchased externally, the cost of purchasing reference listed drugs and the costs of performing the clinical trials. As we undertake new and challenging research and development projects, we anticipate that the associated costs will increase significantly over the next several quarters and years. Over the past year, some of our ongoing clinical trials experienced short term interruptions in the recruitment of patients due to the COVID-19 pandemic, as hospitals prioritized their resources towards the COVID-19 pandemic and government imposed travel restrictions. These conditions may in turn delay spending and the results of these trials. Additionally, some clinical trials experienced increased expenses due to new protocols to protect participants from COVID-19.

Other income (expenses), net

	Three Months Ended
	June 30,		Change
	2021	2020	Dollars	%

	(in thousands)
Other income (expenses), net	$3,601	$1,255	$2,346	NM

In June 2021, we reached a final settlement with Aventis, which resulted in the reduction of the accrued expense by $2.7 million. For more information regarding our litigation matters, see Note 19 to the condensed consolidated financial statements.

Income tax provision (benefit)

	Three Months Ended
	June 30,		Change
	2021	2020	Dollars	%

	(in thousands)
Income tax provision (benefit)	$5,595	$(75)	$5,670	NM
Effective tax rate	39%	5%

Our effective tax rate for the three months ended June 30, 2021 increased in comparison to the three months ended June 30, 2020, primarily due to differences in pre-tax income (loss) positions and timing of discrete tax items.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Net revenues

	Six Months Ended
	June 30,		Change
	2021	2020	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$192,604	$162,233	$30,371	19%
API	12,079	8,261	3,818	46%
Total net revenues	$204,683	$170,494	$34,189	20%
Cost of revenues
Finished pharmaceutical products	$97,704	$87,986	$9,718	11%
API	14,657	12,508	2,149	17%
Total cost of revenues	$112,361	$100,494	$11,867	12%
Gross profit	$92,322	$70,000	$22,322	32%
as % of net revenues	45%	41%

The increase in net revenues of the finished pharmaceutical products for the six months ended June 30, 2021, was due to the following changes:

	Six Months Ended
	June 30,		Change
	2021	2020	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
Primatene Mist®	$35,063	$25,345	$9,718	38%
Epinephrine	24,770	10,947	13,823	126%
Lidocaine	20,665	18,265	2,400	13%
Glucagon	20,115	—	20,115	N/A
Enoxaparin	19,986	19,386	600	3%
Phytonadione	19,986	21,718	(1,732)	(8)%
Naloxone	12,966	17,598	(4,632)	(26)%
Other finished pharmaceutical products	39,053	48,974	(9,921)	(20)%
Total finished pharmaceutical products net revenues	$192,604	$162,233	$30,371	19%

We launched glucagon for injection emergency kit, 1mg in the first quarter of 2021. The increase in sales of Primatene Mist® for the six months ended June 30, 2021, was primarily a result of the continued success of our nationwide digital, television and radio campaign, which will continue throughout 2021 as well as an expansion of our distribution channels throughout 2020 and 2021. The increase in sales of epinephrine was primarily due to the launch of our epinephrine injection, USP 30mg/30mL multiple dose vial product in the second quarter of 2020, as well as an increase in unit volumes, as a result of higher demand due to a market shortage for pre-filled syringes. The increase in sales of lidocaine was primarily due to an increase in unit volumes, as a result of a market shortage. Sales of enoxaparin increased $3.2 million due to an increase in unit volumes, which was primarily offset by lower average selling price as a competitor re-entered the market during the second quarter of 2021. The decrease in sales of Naloxone was primarily due a to lower average selling price as a result of a competitor entering the market. The decrease in sales of phytonadione was primarily due to lower unit volumes as a result of decreased market demand. The decrease in other finished pharmaceutical products was primarily due to lower unit volumes as a result of competitors returning to their normal distribution levels after being unable to supply market demands in 2020.

We anticipate that sales of naloxone and enoxaparin will continue to fluctuate in the future as a result of changing levels of competition.

Sales of API primarily depend on the timing of customer purchases. As a result of the amendment to the Supply Agreement with MannKind, we received the first payment of the amendment fee of $1.0 million in June 2021 and recognized $0.5 million in net revenues during the three months ended June 30, 2021. The remaining $0.5 million was recorded as a contract liability in our condensed consolidated balance sheet as of June 30, 2021 and will be recognized ratably in net revenues over the remaining quarters in 2021. The remaining balance of $1.0 million of the amendment fee is due January 2022 and relates to the amendments to the 2022 supply level and will be recognized ratably to net revenues in 2022.

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

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. We had no significant backlog as of June 30, 2021. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross margins

The increase in sales of Primatene Mist®, the launch of glucagon for injection emergency kit during the first quarter of 2021, as well as the launch of our epinephrine injection multiple dose vial in the second quarter of 2020, which are higher-margin products, helped increase our gross margins for the six months ended June 30, 2021. These increases in gross margins were partially offset by lower pricing and increased costs for enoxaparin, particularly the cost for heparin raw material, which is used as the starting material for enoxaparin.

The cost of heparin may increase further, putting downward pressure on our gross margins. However, we believe that this trend will be offset by sales of our higher-margin products, such as Primatene Mist®, and epinephrine multi dose vials, which were launched over the past few years and by glucagon which was launched in 2021. Additionally, we have not seen significant supply disruptions due to the COVID-19 pandemic at this time, but we are continuing to monitor our supply chain for any potential problems.

Selling, distribution and marketing, and general and administrative

	Six Months Ended
	June 30,		Change
	2021	2020	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$8,666	$7,320	$1,346	18%
General and administrative	$29,903	$26,670	$3,233	12%

The increase in selling, distribution, and marketing expenses was primarily due to marketing and distribution expenses related to Primatene Mist®, including the cost of creating a new commercial for our national digital, television and radio marketing campaign. The increase in general and administrative expense was primarily due to an increase in legal expenses (see note 19 to the condensed consolidated financial statements for more information regarding litigation matters).

We expect that selling, distribution and marketing expenses will increase due to the increase in marketing expenditures for Primatene Mist®. Legal fees may fluctuate due to the timing of patent challenges and other litigation matters.

Research and development

	Six Months Ended
	June 30,		Change
	2021	2020	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$14,604	$12,902	$1,702	13%
Clinical trials	2,341	3,884	(1,543)	(40)%
FDA fees	80	89	(9)	(10)%
Testing, operating and lab supplies	5,611	6,031	(420)	(7)%
Depreciation	5,893	4,807	1,086	23%
Other expenses	4,358	3,739	619	17%
Total research and development expenses	$32,887	$31,452	$1,435	5%

The increase in research and development expenses is primarily due to an increase in salaries and personnel-related expenses as well as depreciation expense. This was partially offset by the completion of one of our clinical trial studies at the end of 2020 and delays in other studies.

Research and development costs consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

We have made, and expect to continue to make, substantial investments in research and development to expand our product portfolio and grow our business. We expect that research and development expenses will increase on an annual basis due to increased clinical trial costs related to our biosimilar and inhalation product candidates. These expenditures will include costs of APIs developed internally as well as APIs purchased externally, the cost of purchasing reference listed drugs and the costs of performing the clinical trials. As we undertake new and challenging research and development projects, we anticipate that the associated costs will increase significantly over the next several quarters and years. Over the past year, some of our ongoing clinical trials experienced short term interruptions in the recruitment of patients due to the COVID-19 pandemic, as hospitals prioritized their resources towards the COVID-19 pandemic and government imposed travel restrictions. These conditions may in turn delay spending and the results of these trials. Additionally, some clinical trials experienced increased expenses due to new protocols to protect participants from COVID-19.

Other income (expenses), net

	Six Months Ended
	June 30,		Change
	2021	2020	Dollars	%

	(in thousands)
Other income (expenses), net	$(1,648)	$(497)	$(1,151)	NM

In June 2021, we reached a settlement in the Aventis litigation, which resulted in the reduction of the accrued expense for the settlement amount by $2.7 million. An expense of $4.4 million had been recorded in the first quarter of 2021 in connection with the settlement. For more information regarding our litigation matters, see Note 19 to the condensed consolidated financial statements.

Income tax provision

	Six Months Ended
	June 30,		Change
	2021	2020	Dollars	%

	(in thousands)
Income tax provision	$6,750	$2,205	$4,545	NM
Effective tax rate	35%	51%

Our effective tax rate for the six months ended June 30, 2021 decreased in comparison to the six months ended June 30, 2020, primarily due to differences in pre-tax income positions.

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

As of June 30, 2021, our foreign subsidiaries collectively held $8.4 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

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

Working capital increased by $18.9 million to $186.4 million at June 30, 2021, compared to $167.5 million at December 31, 2020.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$54,984	$31,566
Investing activities	(12,949)	(18,788)
Financing activities	(11,830)	1,007
Effect of exchange rate changes on cash	(121)	(82)
Net increase in cash, cash equivalents, and restricted cash	$30,084	$13,703

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $55.0 million for the six months ended June 30, 2021, which included net income of $12.6 million. Non-cash items comprised primarily of $13.7 million of depreciation and amortization, and $10.9 million of share-based compensation expense.

Additionally, for the six months ended June 30, 2021, there was a net cash inflow from changes in operating assets and liabilities of $17.5 million, which resulted from an increase in accounts payable and accrued liabilities, which was partially offset by an increase in accounts receivable. Accounts payable and accrued liabilities increased primarily due to the timing of payments. The increase in accounts receivable was due to both increases in sales and the timing of sales.

Net cash provided by operating activities was $31.6 million for the six months ended June 30, 2020, which included net income of $2.1 million. Non-cash items were primarily comprised of $11.7 million of depreciation and amortization, and $11.8 million of share-based compensation expense. Additionally, for the six months ended June 30, 2020, there was a net cash inflow from changes in operating assets and liabilities of $4.3 million, which resulted from a decrease in inventory and an increase in accounts payable and accrued liabilities, which was partially offset by an increase in accounts receivable. The increase in accounts receivable was due to the timing of sales. Accounts payable and accrued liabilities decreased primarily due to the timing of payments.

Investing Activities

Net cash used in investing activities was $12.9 million for the six months ended June 30, 2021, primarily as a result of $13.4 million in purchases of property, plant, and equipment, which included $6.9 million incurred in the United States, $0.3 million in France, and $6.2 million in China.

Net cash used in investing activities was $18.8 million for the six months ended June 30, 2020, primarily as a result of $18.9 million in purchases of property, plant, and equipment, which included $3.3 million incurred in the United States, $2.2 million in France, and $13.4 million in China.

Financing Activities

Net cash used in financing activities was $11.8 million for the six months ended June 30, 2021, primarily as a result of $9.3 million used to purchase treasury stock and $0.8 million relating to the cash settlement of certain awards under the 2018 ANP equity plan in connection with the ANP restructuring. This was partially offset by $6.4 million in net proceeds from the settlement of share-based compensation awards under our equity plans. Additionally, we also made $8.0 million in principal payments on our long-term debt and line of credit.

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

Contractual Obligations

There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except that our outstanding debt obligations have changed as follows:

	June 30,	December 31,
	2021	2020	Change

	(in thousands)
Short-term debt and current portion of long-term debt	$8,077	$12,263	$(4,186)
Long-term debt	30,460	34,186	(3,726)
Total debt	$38,537	$46,449	$(7,912)

As of June 30, 2021, we had $56.0 million in unused borrowing capacity under revolving lines of credit and equipment lines of credit with Cathay Bank, East West Bank, and China Merchant Bank.

Subsequent to the end of the quarter ended June 30, 2021, we entered into a $70.0 million revolving line of credit with Capital One N.A., and terminated the lines of credit and equipment lines of credit with Cathay Bank and East West Bank.

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

From June 14 through June 22, 2021, our Amphastar facility in Rancho Cucamonga, California was subject to a pre-approval inspection by the FDA. The inspection included a review of our corrective actions taken from the previous cGMP inspection in February 2019, as well as review of data to support our pending applications. The inspections resulted in multiple observations on Form 483. We fully responded to those observations on July 14, 2021. We believe that our responses to the observations will satisfy the requirements of the FDA and that no significant further actions will be necessary.

From July 12 through July 16, 2021, our IMS facility in South El Monte, California was subject to a post-approval inspection by the FDA. The inspection included a review progress and updates since the October 2019 pre-approval inspection. The inspection resulted in no Form 483 findings. No further actions will be necessary.

From July 12 through July 14, 2021, our Armstrong facility in Canton, Massachusetts was subject to a routine inspection by the FDA. The inspection included a review of compliance with FDA regulations relating to Good Manufacturing Practices. The inspection resulted in no Form 483 findings. No further actions will be necessary.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

The ongoing COVID-19 pandemic, including the recent Delta variant, has continued to impact worldwide economic activity and financial markets. While three vaccines have received Emergency Use Authorization from the FDA, the COVID-19 pandemic remains a challenge to our business until it is abated. Mass and rapid production of the vaccines, for example, has placed increased pressure on the availability of supplies that are also used in our products, such as glass vials and needles. The COVID-19 pandemic is imposing additional burdens on our business to comply with regulations imposed by the State of California. The COVID-19 pandemic may also disrupt the operations of our customers, suppliers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. Disruptions to our manufacturing partners and suppliers could result in disruption to the production of our products and failure to satisfy demand. More generally, the outbreak of COVID-19 could adversely affect economies and financial markets globally and nationally, potentially leading to an economic downturn, which could decrease spending and adversely affect demand for our products and harm our business and results of operations. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. Specifically, difficult macroeconomic conditions, increased and prolonged unemployment or a decline in business confidence as a result of the COVID-19 pandemic, could have a continuing adverse effect on the demand for some of our products. The degree of impact of the COVID-19 pandemic on our business will depend on several factors, such as the duration and the extent of the pandemic, as well as actions taken by governments, businesses, and consumers in response to the pandemic, all of which continue to evolve and remain uncertain at this time.

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

Our epinephrine prefilled syringe prescription product is marketed without FDA approval. This products, like many other prescription drugs on the market that have not been formally evaluated as being effective by the FDA, contain active ingredients that were first marketed prior to the enactment of the Federal Food, Drug, and Cosmetic Act, or FFDCA. The FDA has assessed this product in a program known as the “Prescription Drug Wrap-Up” and has stated that this drug cannot be lawfully marketed unless they comply with certain “grandfather” exceptions to the definition of “new drug” in the FFDCA. These exceptions have been strictly construed by FDA and by the courts, and the FDA has stated that it is unlikely that any of the unapproved prescription drugs on the market, including our drug, qualify for the exceptions. At any time, the FDA may require that our unapproved prescription drug be submitted for approval and may direct us to recall this product and/or cease marketing the product until they are approved. The FDA may also take enforcement actions based on our marketing of this unapproved product, including but not limited to the issuance of an untitled letter or a warning letter, judicial action seeking an injunction, product seizure and/or civil or criminal penalties. The enforcement posture could change at any time and our ability to market such drugs could terminate with little or no notice. Moreover, if our competitors seek and obtain approval and market FDA-approved prescription products that compete against our unapproved prescription product, we would be subject to a higher likelihood that the FDA may seek to take action against our unapproved product. Such competitors have brought and may bring claims against us alleging unfair competition or related claims.

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

Our only unapproved product currently on the market is epinephrine prefilled syringes. For the years ended December 31, 2020, 2019, and 2018, we recorded net revenues of $13.2 million, $13.9 million, and $10.1 million, respectively, for epinephrine prefilled syringes and for the six months ended June 30, 2021 and 2020, we recorded net revenues of $12.3 million and $8.3 million, respectively, for this product. We have filed an NDA with respect to our remaining unapproved product in order to mitigate all risk associated with the marketing of unapproved drug products. Prior to the approval of our NDA submission, we continue to operate in compliance with the FDA Compliance Policy Guide, CPG Sec. 440.100 Marketed New Drugs Without Approved NDAs and ANDAs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock:

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
April 1 – April 30, 2021	109,769	$17.51	109,769	—
May 1 – May 31, 2021	97,611	18.91	97,611	—
June 1 – June 30, 2021	91,347	19.56	91,347	—
(1)	During the second quarter of 2021, we repurchased shares of our common stock as part of the share buyback program authorized by our Board of Directors on August 4, 2020. As of June 30, 2021, $8.0 million remained available under such program. In August 2021, our Board of Directors authorized an increase of $20.0 million to our share buyback program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Sixth Amendment to the Supply Agreement by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc., dated May 24, 2021

10.2*

Share Purchase Agreement by and between Amphastar Pharmaceuticals, Inc., Nanjing Zhongpan Enterprise Management Consulting Center (LLP), Nanjing Zhanrun Enterprise Management Consulting Center (LLP), and Listening Dragon Investment Company Limited, dated May 6, 2021

10.3*

Share Repurchase Agreement by and between Amphastar Nanjing Pharmaceuticals, Inc., Nanjing Qianqia Enterprise Management Consulting (LLP), Nanjing Zhongpan Enterprise Management Consulting Center (LLP), and Nanjing Zhanrun Enterprise Management Consulting Center (LLP), dated May 6, 2021

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

*

Certain confidential information contained in this Exhibit was omitted by means of marking such portions with brackets because the identified confidential information (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ JACK Y. ZHANG
Jack Y. Zhang
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2021

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 9, 2021