Form 10-Q
period 2021-09-30
Amphastar Pharmaceuticals, Inc.
filed 2021-11-09
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

The number of shares outstanding of the registrant’s only class of common stock as of November 2, 2021 was 47,849,145.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

Special Note About Forward-Looking Statements

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements relate to future events or future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the sales and marketing of our products;
●	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;
●	the impact of the COVID-19 pandemic and related responses of business and governments to the pandemic on our operations and personnel, and on commercial activity and demand across our business operations and results of operations;
●	interruptions to our manufacturing and production as a result of natural catastrophic events or other causes beyond our control such as power disruptions or widespread disease outbreaks, such as the COVID-19 pandemic;
●	global, national and local economic and market conditions, specifically with respect to geopolitical uncertainty, and the COVID-19 pandemic;
●	the timing and likelihood of U.S. Food and Drug Administration, or FDA, approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;
●	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;
●	our ability to compete in the development and marketing of our products and product candidates;
●	our expectations regarding the business expansion plans for our Chinese subsidiary, Amphastar Nanjing Pharmaceuticals, Inc., or ANP, including its restructuring;
●	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;
●	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our active pharmaceutical ingredient, or API, customers;
●	the potential for our marketed products to be withdrawn due to patient adverse events or deaths, or if we fail to secure FDA approval for products subject to the Prescription Drug Wrap-Up program;
●	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;
●	the amount of price concessions or exclusion of suppliers adversely affecting our business;
●	our ability to establish and maintain intellectual property protection for our products and our ability to successfully defend our intellectual property in cases of alleged infringement;
●	the implementation of our business strategies, product development strategies and technology utilization;
●	the potential for exposure to product liability claims;
●	future acquisitions, divestitures or investments, including the anticipated benefits of such acquisitions, divestitures or investments;
●	our ability to expand internationally;
●	economic and industry trends and trend analysis;
●	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
●	the impact of trade tariffs, export or import restrictions, or other trade barriers;
●	the impact of Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate including the potential for drug price controls;
●	the impact of global and domestic tax reforms, including the Tax Cuts and Jobs Act of 2017, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act;
●	the timing for completion and the validation of the new construction at our ANP and Amphastar facilities;
●	the timing and extent of share buybacks; and
●	our financial performance expectations, including our expectations regarding our backlog, revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,610	$92,642
Restricted cash	235	1,865
Short-term investments	8,021	12,977
Restricted short-term investments	2,200	2,200
Accounts receivable, net	78,090	66,005
Inventories	100,240	96,831
Income tax refunds and deposits	520	385
Prepaid expenses and other assets	7,755	6,777
Total current assets	303,671	279,682

Property, plant, and equipment, net	242,924	260,055
Finance lease right-of-use assets	428	612
Operating lease right-of-use assets	27,663	20,042
Equity method investment	4,193	—
Goodwill and intangible assets, net	39,192	40,615
Other assets	11,610	5,250
Deferred tax assets	21,996	24,980
Total assets	$651,677	$631,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$88,911	$95,504
Income taxes payable	3,960	1,077
Current portion of long-term debt	2,256	12,263
Current portion of operating lease liabilities	2,862	3,357
Total current liabilities	97,989	112,201

Long-term reserve for income tax liabilities	4,709	4,709
Long-term debt, net of current portion and unamortized debt issuance costs	75,552	34,186
Long-term operating lease liabilities, net of current portion	25,466	17,464
Deferred tax liabilities	2,901	741
Other long-term liabilities	14,884	13,212
Total liabilities	221,501	182,513
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 56,051,662 and 47,982,690 shares issued and outstanding as of September 30, 2021 and 54,760,922 and 47,495,439 shares issued and outstanding as of December 31, 2020, respectively	6	5
Additional paid-in capital	412,917	410,061
Retained earnings	160,577	117,773
Accumulated other comprehensive loss	(6,277)	(3,721)
Treasury stock	(137,047)	(121,812)
Total Amphastar Pharmaceuticals, Inc. stockholders’ equity	430,176	402,306
Non-controlling interests	—	46,417
Total equity	430,176	448,723
Total liabilities and stockholders’ equity	$651,677	$631,236

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues	$112,198	$83,431	$316,881	$253,925
Cost of revenues	61,015	46,923	173,376	147,417
Gross profit	51,183	36,508	143,505	106,508

Operating expenses:
Selling, distribution, and marketing	4,745	3,673	13,411	10,993
General and administrative	10,910	11,674	40,813	38,344
Research and development	10,759	17,644	43,646	49,096
Total operating expenses	26,414	32,991	97,870	98,433

Income from operations	24,769	3,517	45,635	8,075

Non-operating income:
Interest income	141	161	444	512
Interest expense	(527)	(175)	(717)	(286)
Other income, net	13,263	3,575	11,615	3,078
Total non-operating income, net	12,877	3,561	11,342	3,304

Income before income taxes	37,646	7,078	56,977	11,379
Income tax provision	6,686	2,285	13,436	4,490

Net income	$30,960	$4,793	$43,541	$6,889

Net income (loss) attributable to non-controlling interests	$1,412	$874	$1,185	$(787)

Net income attributable to Amphastar Pharmaceuticals, Inc.	$29,548	$3,919	$42,356	$7,676

Net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders:
Basic	$0.62	$0.08	$0.89	$0.16

Diluted	$0.59	$0.08	$0.85	$0.16

Weighted-average shares used to compute net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders:
Basic	48,022	47,496	47,758	46,886

Diluted	50,009	49,848	49,693	48,922

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income attributable to Amphastar Pharmaceuticals, Inc.	$29,548	$3,919	$42,356	$7,676

Other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc., net of income taxes
Reclassification of adjustment for amounts included in net income	(362)	—	(362)	—
Foreign currency translation adjustment	(984)	695	(2,194)	209
Total other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	(1,346)	695	(2,556)	209

Total comprehensive income attributable to Amphastar Pharmaceuticals, Inc.	$28,202	$4,614	$39,800	$7,885

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock		Total
			Additional		Other			Amphastar	Non-
			Paid-in	Retained	Comprehensive			Stockholders'	controlling
	Shares	Amount	Capital	Earnings	loss	Shares	Amount	Equity	Interest	Total
Balance as of December 31, 2020	54,760,922	$5	$410,061	$117,773	$(3,721)	(7,265,483)	$(121,812)	$402,306	$46,417	$448,723
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	5,041	—	—	—	5,041	—	5,041
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(1,921)	—	—	(1,921)	—	(1,921)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(1,082)	(1,082)
Purchase of treasury stock	—	—	—	—	—	(204,698)	(3,783)	(3,783)	—	(3,783)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(49)	—	—	4,184	49	—	—	—
Issuance of common stock in connection with the Company's equity plans	423,078	1	(853)	—	—	—	—	(852)	—	(852)
Share-based compensation expense	—	—	4,767	—	—	—	—	4,767	67	4,834
Balance as of March 31, 2021	55,184,000	$6	$413,926	$122,814	$(5,642)	(7,465,997)	$(125,546)	$405,558	$45,402	$450,960
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	7,767	—	—	—	7,767	—	7,767
Other comprehensive income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	711	—	—	711	—	711
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	—	855	855
Purchase of treasury stock	—	—	—	—	—	(298,727)	(5,560)	(5,560)	—	(5,560)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(142)	—	—	12,064	142	—	—	—
Issuance of common stock in connection with the Company's equity plans	552,209	—	7,247	—	—	—	—	7,247	—	7,247
Share-based compensation expense	—	—	6,270	—	—	—	—	6,270	(1,027)	5,243
Balance as of June 30, 2021	55,736,209	$6	$427,301	$130,581	$(4,931)	(7,752,660)	$(130,964)	$421,993	$45,230	$467,223
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	29,548	—	—	—	29,548	—	29,548
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(984)	—	—	(984)	—	(984)
ANP restructuring (see Note 3)	—	—	(22,162)	448	(362)	—	—	(22,076)	(46,642)	(68,718)
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	—	1,412	1,412
Purchase of treasury stock	—	—	—	—	—	(317,212)	(6,094)	(6,094)	—	(6,094)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(11)	—	—	900	11	—	—	—
Issuance of common stock in connection with the Company's equity plans	315,413	—	3,869	—	—	—	—	3,869	—	3,869
Share-based compensation expense	—	—	3,920	—	—	—	—	3,920	—	3,920
Balance as of September 30, 2021	56,051,622	$6	$412,917	$160,577	$(6,277)	(8,068,972)	$(137,047)	$430,176	$—	$430,176

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock		Total
			Additional		Other			Amphastar	Non-
			Paid-in	Retained	Comprehensive			Stockholders'	controlling
	Shares	Amount	Capital	Earnings	loss	Shares	Amount	Equity	Interest	Total
Balance as of December 31, 2019	52,495,483	$5	$367,305	$116,370	$(4,687)	(5,918,515)	$(97,627)	$381,366	$46,162	$427,528
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	3,949	—	—	—	3,949	—	3,949
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(774)	—	—	(774)	—	(774)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(424)	(424)
Purchase of treasury stock	—	—	—	—	—	(647,246)	(10,950)	(10,950)	—	(10,950)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(84)	—	—	6,873	84	—	—	—
Issuance of common stock in connection with the Company's equity plans	369,508	—	(1,238)	—	—	—	—	(1,238)	—	(1,238)
Share-based compensation expense	—	—	5,161	—	—	—	—	5,161	121	5,282
Balance as of March 31, 2020	52,864,991	$5	$371,144	$120,319	$(5,461)	(6,558,888)	$(108,493)	$377,514	$45,859	$423,373
Net loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	(192)	—	—	—	(192)	—	(192)
Other comprehensive income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	288	—	—	288	—	288
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(1,237)	(1,237)
Purchase of treasury stock	—	—	—	—	—	(329,391)	(5,756)	(5,756)	—	(5,756)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(130)	—	—	10,913	130	—	—	—
Issuance of common stock in connection with the Company's equity plans	1,507,284	—	19,448	—	—	—	—	19,448	—	19,448
Share-based compensation expense	—	—	6,379	—	—	—	—	6,379	134	6,513
Balance as of June 30, 2020	54,372,275	$5	$396,841	$120,127	$(5,173)	(6,877,366)	$(114,119)	$397,681	$44,756	$442,437
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	3,919	—	—	—	3,919	—	3,919
Other comprehensive income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	695	—	—	695	—	695
Acquisition of additional ownership interest in ANP	—	—	—	—	—	—	—	—	(106)	(106)
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	—	874	874
Purchase of treasury stock	—	—	—	—	—	(214,256)	(4,329)	(4,329)	—	(4,329)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(23)	—	—	2,000	23	—	—	—
Issuance of common stock in connection with the Company's equity plans	251,562	—	3,102	—	—	—	—	3,102	—	3,102
Share-based compensation expense	—	—	4,164	—	—	—	—	4,164	206	4,370
Balance as of September 30, 2020	54,623,837	$5	$404,084	$124,046	$(4,478)	(7,089,622)	$(118,425)	$405,232	$45,730	$450,962

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$43,541	$6,889
Reconciliation to net cash provided by operating activities:
Loss on disposal of assets	338	161
Gain on deconsolidation of subsidiary	(13,587)	—
Depreciation of property, plant, and equipment	16,800	14,946
Amortization of product rights, trademarks, and patents	930	771
Operating lease right-of-use asset amortization	2,471	2,693
Share-based compensation expense	14,837	16,165
Changes in deferred taxes, net	5,170	3,638
Changes in operating assets and liabilities:
Accounts receivable, net	(14,166)	(6,706)
Inventories	(5,768)	2,351
Prepaid expenses and other assets	2,463	(3,755)
Income tax refunds, deposits, and payable, net	2,832	(1,973)
Operating lease liabilities	(2,529)	(2,478)
Accounts payable and accrued liabilities	4,221	7,671
Net cash provided by operating activities	57,553	40,373

Cash Flows From Investing Activities:
Purchases and construction of property, plant, and equipment	(20,578)	(24,526)
Purchase of short-term investments	(12,459)	(10,930)
Maturity of short-term investments	17,423	11,891
Payment of deposits and other assets	(1,104)	(674)
Net cash used in investing activities	(16,718)	(24,239)

Cash Flows From Financing Activities:
Acquisition of additional ownership interest in ANP	—	(106)
ANP restructuring (see Note 3)	(53,592)	—
Proceeds from equity plans, net of withholding tax payments	10,264	21,312
Purchase of treasury stock	(15,437)	(21,035)
Settlement of ANP equity awards	(839)	—
Debt issuance costs	(1,430)	—
Proceeds from borrowing under lines of credit	—	1,072
Repayments under lines of credit	(1,161)	—
Proceeds from issuance of long-term debt	70,000	3,067
Principal payments on long-term debt	(36,127)	(6,329)
Net cash used in financing activities	(28,322)	(2,019)

Effect of exchange rate changes on cash	(175)	110

Net increase in cash, cash equivalents, and restricted cash	12,338	14,225

Cash, cash equivalents, and restricted cash at beginning of period	94,507	75,550

Cash, cash equivalents, and restricted cash at end of period	$106,845	$89,775

Noncash Investing and Financing Activities:
Capital expenditure included in accounts payable	$6,246	$6,477
Operating lease right-of-use assets	$11,015	$4,119
Equipment acquired under finance leases	$107	$61

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$1,868	$1,678
Income taxes paid	$5,480	$2,807

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

The Company’s subsidiaries include: (1) International Medication Systems, Limited, or IMS, (2) Armstrong Pharmaceuticals, Inc., or Armstrong, (3) Amphastar Nanjing Pharmaceuticals Inc., or ANP, (4) Amphastar France Pharmaceuticals, S.A.S., or AFP, (5) Amphastar UK Ltd., or AUK, and (6) International Medication Systems (UK) Limited, or IMS UK.

COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the ongoing novel coronavirus pandemic, or COVID-19. The complete extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the information is constantly evolving. The Company considered the impact of COVID-19 on the assumptions and estimates used to determine the results reported and asset valuations as of September 30, 2021.

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

Investments in Unconsolidated Affiliates

The Company applies the equity method of accounting for investments when it has significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the earnings or losses resulting from these investments is reported as “Equity in earnings of unconsolidated affiliates” in the consolidated statements of operations. Investments accounted for using the equity method may be reported on a lag of up to three months if financial statements of the investee are not available in sufficient time for the investor to apply the equity method as of the current reporting date. The determination of whether an investee’s results are recorded on a lag is made on an investment-by-investment basis.

The carrying value of equity method investments is reported as “Equity method investments” in the consolidated balance sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s earnings or losses and dividends paid, if any.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. If the decline in value is considered to be other than temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment. The Company did not record any such impairment charges for all periods presented.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The principal accounting estimates include: determination of allowances for credit losses, fair value of financial instruments, allowance for discounts, provision for chargebacks and rebates, provision for product returns, adjustment of inventory to its net realizable values, impairment of long-lived and intangible assets and goodwill, workers’ compensation liabilities, litigation reserves, stock price volatilities for share-based compensation expense, valuation allowances for deferred tax assets, and liabilities for uncertain income tax positions.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The unrealized gains or losses on intercompany foreign currency transactions that are of a long-term investment nature were a $0.9 million loss and a $1.9 million loss for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020, the unrealized gains on intercompany foreign currency transactions that are of a long-term investment nature were a $1.4 million.

Comprehensive Income (Loss)

For the three and nine months ended September 30, 2021 and 2020, the Company included its foreign currency translation gain or loss as part of its comprehensive income (loss). There was no material income tax expense (benefit) allocated to other comprehensive income (loss) for the three and nine months ended September 30, 2021. Income tax expense of $0.4 million was allocated to other comprehensive income for both the three and nine months ended September 30, 2020.

Advertising Expense

Advertising expenses, primarily associated with Primatene Mist®, are recorded as they are incurred, except for expenses related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented, and are reflected as a component of selling, distribution and marketing in the Company’s condensed consolidated statement of operations. For the three and nine months ended September 30, 2021, advertising expenses were $2.3 million and $6.4 million, respectively. For the three and nine months ended September 30, 2020, advertising expenses were $1.5 million and $3.9 million, respectively.

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

Short-Term Investments

Short-term investments as of September 30, 2021 and December 31, 2020 consisted of certificates of deposit and investment grade debt securities with original expiration dates within 12 months.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Cash

Restricted cash is collateral required for the Company to guarantee certain vendor payments in France. As of September 30, 2021 and December 31, 2020, the restricted cash balances were $0.2 million and $1.9 million, respectively.

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letters of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months but less than one year. As of September 30, 2021 and December 31, 2020, the balance of restricted short-term investments was $2.2 million.

Deferred Income Taxes

The Company utilizes the liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2021 that are of significance or potential significance to the Company as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2021.

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

In May 2021, the Company’s Board of Directors approved a plan for the restructuring of the equity ownership of ANP, whereby the Company purchased an additional ownership interest in ANP from certain equity holders of ANP, or the Sellers, and split-off certain subsidiaries of ANP. Under the terms of the restructuring plan, the Company entered into a Share Purchase Agreement, or SPA, with certain of the Sellers to acquire an approximately 18% additional ownership interest in ANP for approximately $29.4 million in cash. The Company also entered into a Share Repurchase Agreement, or SRA, with certain of the Sellers, whereby the Company contributed 80% of its ownership interest in Hanxin and Hanxin’s existing subsidiaries, Baixin and Letop, to the Sellers in exchange for an approximately 10% additional ownership interest in ANP. Following completion of these transactions, the Company ownership increased to approximately 85% of the equity interest in ANP.

In August 2021, the Company entered into a second Share Purchase Agreement, or Second SPA, with the sole remaining equity holder of ANP to acquire the remaining approximately 15% of ownership interest in ANP. The total cash payment by the Company for this transaction was approximately $22.5 million. Following completion of the transaction, the Company’s ownership of ANP increased to 100%.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Sellers who participated in the SRA included Dr. Mary Luo and Dr. Jack Zhang through an affiliated party, and their family members Henry Zhang, Qingqing Chen, Chongqing Zhang, Bill Zhang, and Lu Zhang. Sellers who participated in the Second SPA include Dr. Mary Luo, Dr. Jack Zhang, through an affiliated party, and their family members Chongqing Zhang and Bill Zhang.

The restructuring of ANP was completed in the third quarter of 2021. As a result of the restructuring activities, the Company’s ownership interest in ANP was increased to 100%, and ANP’s ownership interest in Hanxin and its subsidiaries was reduced to approximately 20%.

The reduction of the Company’s ownership in Hanxin to 20%, resulted in ANP experiencing a “loss of control” of a subsidiary as defined by GAAP. Loss of control is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock in the subsidiary, lacks a controlling financial interest in the subsidiary and, is unable to unilaterally control the subsidiary through other means such as having, or being able to obtain, the power to elect a majority of the subsidiary's board of directors based solely on contractual rights or ownership of shares holding a majority of the voting power of the subsidiary's voting securities. These loss-of-control factors were met with respect to ANP’s ownership interest in Hanxin after the restructuring.

Accordingly, on completion of the SRA in the third quarter, the Company deconsolidated Hanxin and recorded a $13.6 million gain on deconsolidation, which is recognized in other income (expenses), net, in the consolidated statement of operations for the three and nine months ended September 30, 2021. Of the $13.6 million gain recorded, approximately $2.7 million related to the remeasurement of the retained noncontrolling investment in Hanxin. The remainder of the gain relates to the excess of the fair value the consideration received, over the book value of Hanxin’s net assets.

Hanxin continues to be a related party after the deconsolidation.

In addition to the retained noncontrolling investment in Hanxin, the Company maintains a seat on Hanxin’s board of directors, and Henry Zhang, a relative of Dr. Jack Zhang and Dr. Mary Luo, is an equity holder, general manager, and chairman of the board of directors of Hanxin. As a result, it was determined that the Company has significant influence over Hanxin and as such the retained noncontrolling investment in Hanxin is accounted for as an equity method investment.

As an equity method investment, the retained noncontrolling 20% investment in Hanxin was recorded at fair value in the amount of $4.2 million, which exceeds the amount of underlying equity in Hanxin’s net assets by $2.7 million. This basis difference was deemed to be a premium in excess of fair value, which is referred to as equity method goodwill, and is recorded within the “Equity Method Investment” line on the Company’s consolidated balance sheets. The fair value of the noncontrolling investment in Hanxin was determined using a discounted cash flow model using Level 3 inputs.

Subsequent to the restructuring, during the third quarter of 2021, Hanxin received additional capital contributions resulting in further reduction of ANP’s ownership to approximately 14%.

During the second quarter of 2021, in connection with the restructuring, the Company terminated the 2018 ANP Equity Incentive Plan. (See note 16)

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provision for chargebacks and rebates is reflected as a component of net revenues. The following table is an analysis of the chargeback and rebate provision:

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Beginning balance	$20,380	$21,644
Provision for chargebacks and rebates	151,174	110,763
Credits and payments issued to third parties	(154,143)	(113,576)
Ending balance	$17,411	$18,831

Changes in the chargeback provision from period to period are primarily dependent on the Company’s sales to its wholesalers, the level of inventory held by wholesalers, and the wholesalers’ customer mix. Changes in the rebate provision from period to period are primarily dependent on retailer’s and other indirect customers’ purchases. The approach that the Company uses to estimate chargebacks has been consistently applied for all periods presented. Variations in estimates have been historically small. The Company continually monitors the provision for chargebacks and rebates and makes adjustments when it believes that the actual chargebacks and rebates may differ from the estimates. The settlement of chargebacks and rebates generally occurs within 30 days to 60 days after the sale to wholesalers. Accounts receivable and/or accounts payable and accrued liabilities are reduced and/or increased by the chargebacks and rebate amounts depending on whether the Company has the right to offset with the customer. Of the provision for chargebacks and rebates as of September 30, 2021 and December 31, 2020, $13.5 million and $16.4 million were included in accounts receivable, net, on the condensed consolidated balance sheets, respectively. The remaining provision as of September 30, 2021 and December 31, 2020 of $3.9 million and $4.0 million, respectively, were included in accounts payable and accrued liabilities.

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

The provision for product returns is reflected as a component of net revenues. The following table is an analysis of the product return liability:

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Beginning balance	$14,204	$10,339
Provision for product returns	11,714	9,084
Credits issued to third parties	(6,183)	(6,731)
Ending balance	$19,735	$12,692

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Of the provision for product returns as of September 30, 2021 and December 31, 2020, $14.8 million and $10.2 million, were included in accounts payable and accrued liabilities on the condensed consolidated balance sheets, respectively. The remaining provision as of September 30, 2021 and December 31, 2020, of $4.9 million and $4.0 million, were included in other long-term liabilities, respectively. For the nine months ended September 30, 2021 and 2020, the Company’s aggregate product return rate was 1.7% and 1.3% of qualified sales, respectively.

Note 5. Income per Share Attributable to Amphastar Pharmaceuticals, Inc. Stockholders

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

For the three and nine months ended September 30, 2021, options to purchase 1,885,093 and 2,045,878 shares of stock, respectively, with a weighted-average exercise price of $20.86 per share and $20.74 per share, respectively, were excluded from the computation of diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders because the effect would be anti-dilutive.

For the three and nine months ended September 30, 2020, options to purchase 1,271,347 and 1,928,629 shares of stock, respectively, with a weighted-average exercise price of $21.35 per share and $20.84 per share, respectively, and the reallocation of net income attributable to non-controlling interests were excluded in the computation of diluted net income per common share attributable to Amphastar Pharmaceuticals, Inc. stockholders because the effect would be anti-dilutive.

The following table provides the calculation of basic and diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands, except per share data)
Basic and dilutive numerator:
Net income attributable to Amphastar Pharmaceuticals, Inc.	$29,548	$3,919	$42,356	$7,676
Denominator:
Weighted-average shares outstanding — basic	48,022	47,496	47,758	46,886

Net effect of dilutive securities:
Incremental shares from equity awards	1,987	2,352	1,935	2,036
Weighted-average shares outstanding — diluted	50,009	49,848	49,693	48,922
Net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders — basic	$0.62	$0.08	$0.89	$0.16
Net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders — diluted	$0.59	$0.08	$0.85	$0.16

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

Selected financial information by reporting segment is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Net revenues:
Finished pharmaceutical products	$108,990	$81,335	$301,594	$243,568
API	3,208	2,096	15,287	10,357
Total net revenues	112,198	83,431	316,881	253,925

Gross profit (loss):
Finished pharmaceutical products	54,602	39,546	149,502	113,793
API	(3,419)	(3,038)	(5,997)	(7,285)
Total gross profit	51,183	36,508	143,505	106,508

Operating expenses	26,414	32,991	97,870	98,433

Income from operations	24,769	3,517	45,635	8,075
Non-operating income	12,877	3,561	11,342	3,304

Income before income taxes	$37,646	$7,078	$56,977	$11,379

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Finished pharmaceutical products net revenues:
Primatene Mist®	$16,561	$12,988	$51,624	$38,333
Epinephrine	13,892	5,370	38,662	16,317
Lidocaine	11,649	10,657	32,314	28,922
Glucagon	12,189	—	32,304	—
Phytonadione	11,591	10,470	31,577	32,188
Enoxaparin	8,034	11,647	28,020	31,033
Naloxone	8,028	8,739	20,994	26,337
Other finished pharmaceutical products	27,046	21,464	66,099	70,438
Total finished pharmaceutical products net revenues	$108,990	$81,335	$301,594	$243,568

The amount of depreciation and amortization expense included in cost of revenues, by reporting segments, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Depreciation and amortization expense
Finished pharmaceutical products	$1,534	$1,408	$4,429	$4,325
API	970	1,048	3,197	2,205
Total depreciation and amortization expense	$2,504	$2,456	$7,626	$6,530

Net revenues and carrying values of long-lived assets by geographic regions are as follows:

	Net Revenue				Long-Lived Assets
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2021	2020	2021	2020	2021	2020

	(in thousands)
United States	$107,829	$79,407	$302,192	$242,370	$134,684	$129,401
China	2,554	1,959	4,801	2,482	89,385	98,538
France	1,815	2,065	9,888	9,073	46,946	52,770
Total	$112,198	$83,431	$316,881	$253,925	$271,015	$280,709

Note 7. Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. The Company considers these three customers to be its major customers, as each individually, and these customers collectively, represented a significant percentage of the Company’s net revenue for the three and nine months ended September 30, 2021 and 2020, and accounts receivable as of September

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

30, 2021 and December 31, 2020, respectively. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
			Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2021	2020	2021	2020	2021	2020
AmerisourceBergen	15%	9%	25%	23%	24%	23%
McKesson	23%	24%	21%	21%	20%	22%
Cardinal Health	20%	17%	18%	17%	16%	18%

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

As of September 30, 2021, cash equivalents include money market accounts. Short-term investments consist of certificates of deposit as well as investment-grade municipal bonds with original expiration dates within 12 months. The certificates of deposit are carried at amortized cost in the Company’s condensed consolidated balance sheet, which approximates their fair value determined based on Level 2 inputs. The corporate and municipal bonds are classified as held-to-maturity and are carried at amortized cost net of allowance for credit losses, which approximates their fair value determined based on Level 2 inputs. The restrictions on restricted cash and short-term investments have a negligible effect on the fair value of these financial assets.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the Company’s financial assets and liabilities measured on a recurring basis as of September 30, 2021 and December 31, 2020, are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Cash equivalents - money market	$82,146	$82,146	$—	$—
Restricted cash - money market	235	235	—	—
Short-term investments - certificates of deposit	5,102	—	5,102	—
Restricted short-term investments - certificates of deposit	2,200	—	2,200	—
Corporate and municipal bonds	3,039	—	3,039	—
Interest rate swap liabilities related to variable rate loans	(279)	—	(279)	—
Fair value measurement as of September 30, 2021	$92,443	$82,381	$10,062	$—

Cash equivalents - money market	$58,710	$58,710	$—	$—
Restricted cash - money market	1,865	1,865	—	—
Short-term investments - certificates of deposit	9,089	—	9,089	—
Restricted short-term investments - certificates of deposit	2,200	—	2,200	—
Corporate and municipal bonds	3,855	—	3,855	—
Interest rate swap liabilities related to variable rate loans	(902)	—	(902)	—
Fair value measurement as of December 31, 2020	$74,817	$60,575	$14,242	$—

The Company does not hold any Level 3 instruments that are measured at fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include investments in unconsolidated affiliates, long-lived assets, goodwill, and intangible assets for which the fair value is determined as part of the related impairment test. As of September 30, 2021, and December 31, 2020, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

Note 9. Investments

A summary of the Company’s investments that are classified as held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Corporate bonds	$513	$—	$(1)	$512
Municipal bonds	2,527	—	—	2,527
Total investments as of September 30, 2021	$3,040	$—	$(1)	$3,039

Corporate bonds	$1,560	$—	$(1)	$1,559
Municipal bonds	2,297	—	(1)	2,296
Total investments as of December 31, 2020	$3,857	$—	$(2)	$3,855

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

Investment in Hanxin

As a result of the ANP restructuring that was completed during the third quarter of 2021 (see Note 3), the Company has a 14% noncontrolling investment in Hanxin that is accounted for as an equity method investment.

The Company accounts for its share of the earnings or losses of Hanxin with a reporting lag of three months, as the financial statements of Hanxin are not completed on a basis that is sufficient for the Company to apply the equity method on a current basis. Hanxin became an equity method investment during the third quarter of 2021, and as such, no shares of earnings or losses of Hanxin were recorded in the condensed consolidated statement of operations for the three and nine months ended September 30, 2021.

Note 10. Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights	10	$9,416	$4,865	$4,551
Patents	12	486	329	157
Land-use rights	39	2,540	667	1,873
Subtotal	12	12,442	5,861	6,581
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,386	—	3,386
Subtotal	*	32,611	—	32,611
As of September 30, 2021	*	$45,053	$5,861	$39,192

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights	10	$9,561	$4,223	$5,338
Patents	12	486	297	189
Land-use rights	39	2,540	617	1,923
Subtotal	12	12,587	5,137	7,450
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,940	—	3,940
Subtotal	*	33,165	—	33,165
As of December 31, 2020	*	$45,752	$5,137	$40,615
*	Intangible assets with indefinite lives have an indeterminable average life.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill

The changes in the carrying amounts of goodwill were as follows:

	September 30,	December 31,
	2021	2020

	(in thousands)
Beginning balance	$3,940	$3,634
ANP restructuring	(374)	—
Currency translation	(180)	306
Ending balance	$3,386	$3,940

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene Mist®, an over-the-counter bronchodilator product, recorded at the allocated fair value of $29.2 million, which is its carrying value as of September 30, 2021.

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

Note 11. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2021	2020

	(in thousands)
Raw materials and supplies	$45,752	$47,051
Work in process	37,555	37,257
Finished goods	16,933	12,523
Total inventories	$100,240	$96,831

Charges of $6.1 million and $17.0 million were included in the cost of revenues in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively, to adjust the Company’s inventory and related firm purchase commitments to their net realizable value. For the three and nine months ended September 30, 2020, charges of $2.5 million and $12.7 million were included in the cost of revenues, respectively, to adjust the Company’s inventory and related firm purchase commitments to their net realizable value.

Losses on firm purchase commitments related to raw materials on order were $3.5 million and $4.2 million as of September 30, 2021 and 2020, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	September 30,	December 31,
	2021	2020

	(in thousands)
Buildings	$127,700	$124,326
Leasehold improvements	27,356	30,028
Land	7,645	7,719
Machinery and equipment	207,595	211,666
Furniture, fixtures, and automobiles	27,123	26,482
Construction in progress	40,057	43,981
Total property, plant, and equipment	437,476	444,202
Less accumulated depreciation	(194,552)	(184,147)
Total property, plant, and equipment, net	$242,924	$260,055

Note 13. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2021	2020

	(in thousands)
Accrued customer fees and rebates	$11,581	$9,029
Accrued payroll and related benefits	27,324	24,597
Accrued product returns, current portion	14,823	10,190
Accrued loss on firm purchase commitments	3,449	1,223
Accrued litigation and settlements	—	13,780
Other accrued liabilities	10,076	12,328
Total accrued liabilities	67,253	71,147
Accounts payable	21,658	24,357
Total accounts payable and accrued liabilities	$88,911	$95,504

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14. Debt

Debt consists of the following:

	September 30,	December 31,
	2021	2020

	(in thousands)
Line of Credit Facilities

Line of credit facility with China Everbright Bank - closed June 2021	$—	$764
Line of credit facility with China Merchant Bank	—	382
Line of credit facility with Bank of Nanjing - deconsolidated (see Note 3)	—	153
Line of credit facility with Cathay Bank - closed in August 2021	—	—
Line of credit facility with East West Bank - closed in August 2021	—	—
Equipment line of credit facility with East West Bank - closed in August 2021	—	3,216
Revolving line of credit facility with Capital One N.A. due August 2026	—	—

Term Loan

Term loan with Capital One N.A. due August 2026	70,000	—

Mortgage Loans

Mortgage payable with East West Bank paid off May 2021	—	3,306
Mortgage payable with East West Bank paid off August 2021	—	3,334
Mortgage payable with Cathay Bank paid off August 2021	—	7,268
Mortgage payable with East West Bank due June 2027	8,393	8,510

Equipment Loans

Equipment loan with East West Bank paid off June 2021	—	612
Equipment loan with East West Bank paid off August 2021	—	4,000
Equipment loan with East West Bank paid off August 2021	—	5,254

Other Loans and Payment Obligations

Acquisition loan with Cathay Bank paid off August 2021	—	8,710
French government loan paid off July 2021	—	64
French government loans due December 2026	339	350

Equipment under Finance Leases	471	526
Total debt	79,203	46,449
Less current portion of long-term debt	2,256	12,263
Less: Loan issuance costs	1,395	84
Long-term debt, net of current portion and unamortized debt issuance costs	$75,552	$34,186

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2021, the fair value of the loans listed above approximated their carrying amount. The interest rate used in the fair value estimation was determined to be a Level 2 input. For the mortgage loan with East West Bank, the Company has entered into fixed interest rate swap contracts to exchange the variable interest rate for a fixed interest rate over the life of the debt instrument without the exchange of the underlying notional debt amount.

Credit Agreement with Capital One N.A. - Due August 2026

In August 2021, the Company entered into a $140.0 million credit agreement with Capital One N.A. acting as a lender and as agent for other lenders. Under the terms of the credit agreement, the Company borrowed $70.0 million in the form of a term loan. Proceeds from the loan were used to pay down certain of the Company’s outstanding loans and revolving lines of credit with Cathay Bank and East West Bank. The interest rate on the term loan is based on a variable interest rate, plus an applicable margin rate ranging between 0.5% and 2.5%, determined based on the Company’s net leverage ratio as defined by the terms of the agreement. The loan matures in August 2026.

At September 30, 2021, the interest rate on this loan was 1.84%.

The loan requires principal payments of $1.8 million per year for the first two years, which increases to $3.5 million during the third and fourth year and to $3.9 million in the fifth year, with the remaining balance due at maturity. The loan is secured by substantially all of the Company’s assets, excluding the assets of ANP.

The credit agreement provides for a $70.0 million revolving credit facility, which bears a variable interest rate, plus a fixed margin.

In conjunction with the new credit agreement, the Company entered into an interest rate swap agreement with Capital One N.A., with a notional amount of $55.0 million to exchange the variable interest rate on the new term loan for a fixed rate of 0.93%.

The Company incurred approximately $1.4 million in issuance costs in connection with this credit agreement, which is being amortized over the term of the loan.

Note 15. Income Taxes

The following table sets forth the Company’s income tax provision for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Income before taxes	$37,646	$7,078	$56,977	$11,379
Income tax provision	6,686	2,285	13,436	4,490
Net income	$30,960	$4,793	$43,541	$6,889
Income tax provision as a percentage of income before income taxes	17.8%	32.3%	23.6%	39.5%

The change in the Company’s effective tax rate for the three and nine months ended September 30, 2021, was primarily due to differences in pre-tax income positions and timing of discrete tax items.

Valuation Allowance

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. Ultimately, realization depends on the existence of future

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

taxable income. Management considers sources of taxable income such as income in prior carryback periods, future reversal of existing deferred taxable temporary differences, tax-planning strategies, and projected future taxable income.

The Company continues to record a full valuation allowance on the net deferred income tax assets of its subsidiary AFP and will continue to do so until AFP generates sufficient taxable income to realize its deferred income tax assets.

For purposes of computing its annual effective tax rate, the Company did not benefit from its losses in the states where it files separately. This increased the Company’s income tax expense by $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively. The increase in the Company’s income tax provision for the three and nine months ended September 30, 2020 was $0.2 million and $0.4 million, respectively.

Note 16. Stockholders' Equity

Share Buyback Program

Pursuant to the Company’s existing share buyback program, the Company purchased 317,212 and 820,637 shares of its common stock during the three and nine months ended September 30, 2021, for total consideration of $6.1 million and $15.4 million, respectively. The Company purchased 214,256 and 1,190,362 shares of its common stock during the three and nine months ended September 30, 2020, for total consideration of $4.3 million and $21.0 million, respectively.

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

Amended and Restated 2015 Equity Incentive Plan

As of September 30, 2021, the Company reserved an aggregate of 5,997,738 shares of common stock for future issuance under the Amended and Restated 2015 Equity Incentive Plan, or the 2015 Plan, including 1,187,386 shares, which were reserved in January 2021 pursuant to the evergreen provision in the 2015 Plan.

2014 Employee Stock Purchase Plan

As of September 30, 2021, the Company has issued 890,904 shares of common stock under the ESPP, and 1,109,096 shares of its common stock remains available for issuance under the ESPP.

In May 2021, the Company issued 83,354 shares at a weighted-average purchase price of $15.25 per share under the ESPP. For the three and nine months ended September 30, 2021, the Company recorded ESPP expense of $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2020, the Company recorded ESPP expense of $0.1 million and $0.5 million, respectively.

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

The weighted-averages for key assumptions used in determining the fair value of options granted during the three and nine months ended September 30, 2021 and 2020, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Average volatility	41.4%	43.7%	42.1%	43.1%
Average risk-free interest rate	1.1%	0.5%	1.2%	0.8%
Weighted-average expected life in years	6.3	6.3	6.1	5.7
Dividend yield rate	—%	—%	—%	—%

A summary of option activity for the nine months ended September 30, 2021, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2020	8,580,475	$15.00
Options granted	1,436,929	18.25
Options exercised	(899,436)	13.49
Options cancelled	(155,784)	17.02
Options expired	(56,826)	14.67
Outstanding as of September 30, 2021	8,905,358	$15.65	5.34	$33,500
Exercisable as of September 30, 2021	6,021,669	$15.11	3.90	$26,145
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock for those awards that have an exercise price below the estimated fair value at September 30, 2021.

For the three and nine months ended September 30, 2021, the Company recorded an expense of $1.9 million and $6.2 million, respectively, related to stock options granted. For the three and nine months ended September 30, 2020, the Company recorded an expense of $1.9 million and $7.1 million, respectively, related to stock options granted under all plans.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to option grants and exercises is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands, except per share data)
Weighted-average grant date fair value per option share	$8.00	$8.64	$7.62	$5.50
Intrinsic value of options exercised	2,176	1,687	5,292	8,661
Cash received from options exercised	3,953	3,195	12,122	23,534
Total fair value of the options vested during the period	112	121	8,162	9,965

A summary of the status of the Company’s non-vested options as of September 30, 2021, and changes during the nine months ended September 30, 2021, is presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2020	2,825,652	$6.50
Options granted	1,436,929	7.62
Options vested	(1,223,108)	6.67
Options forfeited	(155,784)	6.98
Non-vested as of September 30, 2021	2,883,689	6.96

As of September 30, 2021, there was $14.1 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.6 years and will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period using the straight-line method. During the three and nine months ended September 30, 2021, the Company recorded total expenses of $1.9 million and $6.2 million, respectively, related to RSU awards granted. During the three and nine months ended September 30, 2020, the Company recorded expenses of $2.0 million and $8.0 million, respectively, related to RSU awards granted.

As part of the separation agreement with Mr. Shandell, the Company agreed to accelerate the vesting of 80% of his RSU awards. As a result of this modification, the Company incurred share-based compensation expense of $1.6 million, which is included within general and administrative expenses in the condensed consolidated statement of operations for the nine months ended September 30, 2020.

As of September 30, 2021, there was $15.0 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.6 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
		Value of RSUs
		Issued
	Total RSUs	as
	Issued	Compensation(1)
		(in thousands)
RSUs outstanding at December 31, 2020	1,156,518
RSUs granted	600,207	$10,941
RSUs forfeited	(64,030)
RSUs vested(2)	(493,007)
RSUs outstanding at September 30, 2021	1,199,688
(1)	The total fair market value is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 167,034 shares of common stock were surrendered to fulfill tax withholding obligations.

The 2018 ANP Equity Incentive Plan

In December 2018, ANP’s board of directors approved the 2018 ANP Equity Incentive Plan, or the 2018 Plan, which was set to expire in December 2023. The 2018 Plan permitted the grant of stock options and other equity awards in ANP shares to ANP employees.

During the second quarter of 2021, in connection with the ANP restructuring, the 2018 Plan was terminated.

At the time of the 2018 Plan termination, the number of stock options outstanding was 5,018,880. As part of the termination, ANP cash settled 4,091,080 stock options, of which, 1,944,771 stock options were vested and 2,146,309 stock options were unvested, for $0.8 million which approximated the fair value of these awards at the time of settlement. The cash settlement of these awards was recorded as a reduction in equity.

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

As a result of the modification, the Company incurred $2.3 million of share-based compensation expense, of which $1.8 million was recorded within general and administrative expenses in the condensed consolidated statement of operations for the nine months ended September 30, 2021, and the remaining $0.5 million which will be recognized over the vesting period of the modified awards.

Prior to the termination of the 2018 Plan, during the three and nine months ended September 30, 2020, the Company recorded expense of $0.2 million and $0.5 million related to stock options issued by ANP under the 2018 Plan, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Share-based Compensation Expense

The Company recorded share-based compensation expense, which is included in the Company’s condensed consolidated statement of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Cost of revenues	$889	$947	$2,967	$3,276
Operating expenses:
Selling, distribution, and marketing	164	120	438	350
General and administrative	2,533	2,899	10,069	11,170
Research and development	333	404	1,363	1,369
Total share-based compensation	$3,919	$4,370	$14,837	$16,165

Note 17. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the three and nine months ended September 30, 2021 were approximately $0.5 million and $1.5 million, respectively, compared to the prior year expense of $0.4 million and $1.4 million for the three and nine months ended September 30, 2020, respectively.

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

The liability under the plan is based on a discount rate of 0.3% as of September 30, 2021 and December 31, 2020. The liability is included in accrued liabilities in the accompanying condensed consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.9 million at September 30, 2021 and December 31, 2020. The Company recorded an immaterial amount of expense under the plan for the three and nine months ended September 30, 2021 and 2020.

Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The deferred compensation plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan obligations are payable upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants began contributing to the plan in January 2020. The plan assets were valued at approximately $2.7 million as of September 30, 2021. The plan liabilities were valued at approximately $2.7 million as

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of September 30, 2021. As of December 31, 2020, the plan assets and liabilities were valued at approximately $1.6 million and $1.7 million, respectively.

Note 18. Commitments and Contingencies

Purchase Commitments

As of September 30, 2021, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $56.2 million. The Company anticipates that most of these commitments with a remaining term in excess of one year will be fulfilled by 2022.

Note 19. Related Party Transactions

Subsequent to the ANP restructuring discussed in Note 3, which involved various related parties, Hanxin is no longer a wholly-owned subsidiary of the Company and was deconsolidated in the third quarter of 2021.

The Company determined that it has significant influence over Hanxin as a result of its 14% ownership interest, its seat on Hanxin’s board of directors, and Henry Zhang’s position as an equity holder, general manager, and chairman of the board of directors of Hanxin, given he is the son of Dr. Jack Zhang. Additionally, Dr. Mary Luo and Dr. Jack Zhang, through an affiliated entity, have an ownership interest in Hanxin and as such Hanxin continues to be a related party after the restructuring.

As of September 30, 2021, the Company had a receivable from Hanxin of approximately $2.5 million, the majority of which was collected subsequent to the end of the quarter.

Note 20. Litigation

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

On May 11, 2017, the Company’s lawsuit against Aventis was dismissed for lack of jurisdiction. On July 14, 2017, Aventis filed an application with the District Court for entitlement to attorneys’ fees and expenses. On November 20, 2017, the District Court issued its order granting Aventis’ application for fees, and on November 13, 2020, the Court issued an Order (“November Order”) awarding Aventis $12.1 million in attorneys’ fees and $0.7 million in cost and expenses. The Company recorded $12.8 million in other income (expenses), in the consolidated statement of operations for the year ended December 31, 2020.

On May 3, 2021, the Court issued a further Order based upon supplemental application to the Court seeking fees, expenses, and interest for the period after, and not covered by, the November Order. The Court awarded Aventis an additional $4.4 million bringing the total amount awarded to Aventis to $17.2 million.

On June 30, 2021, the Company and Aventis entered into a settlement agreement to settle the attorney fees’ and expenses claim for $14.5 million. The additional $1.7 million was recorded in other income (expenses), in the condensed consolidated statement of operations. The settlement was paid in full in the third quarter of 2021.

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

Ramirez v. Amphastar Pharmaceuticals, Inc.

On May 29, 2020, Priscilla Ramirez (“Ramirez”), a former employee filed a PAGA lawsuit for alleged violations of various California labor laws pertaining to wage and hour against the Company. The Company accrued the amount of $1.0 million for this litigation as of March 31, 2021. On April 5, 2021, the parties reached a settlement for $1.0 million. On June 9, 2021, Ramirez submitted a motion to the Court to approve the settlement. On August 16, 2021, the Court approved Ramirez’s motion to approve the settlement. On September 13, 2021, consistent with the terms of the settlement agreement, the Company remitted payment for this case, thus resolving the matter.

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

Included in these acquisitions are marketing authorizations for 33 products in the UK, Ireland, Australia, and New Zealand, representing 11 different injectable chemical entities. We are in the process of transferring the manufacturing of these products to our facilities in California. We plan to launch these products in the UK once we receive the required approvals from the UK Medicines and Healthcare products Regulatory Agency.

In July 2018, our Chinese subsidiary, ANP, completed a private placement of its common equity interest and received approximately $56.3 million of cash proceeds. We retained approximately 58% of the equity interest in ANP following the private placement.

During the third quarter of 2021, we restructured the equity ownership of ANP, whereby we purchased an additional ownership interest in ANP from certain equity holders of ANP (the “Sellers”), and split-off certain subsidiaries of ANP. We paid approximately $29.4 million in cash and contributed approximately 80% of Hanxin Pharmaceutical Technology Co., Ltd, or Hanxin, to the Sellers in exchange for additional ownership interest in ANP, resulting in our ownership of ANP increasing to approximately 85%, while ANP retained approximately 20% of ownership in Hanxin. Hanxin’s wholly-owned subsidiaries, Nanjing Baixin Trading Co., Ltd., and Nanjing Letop Biological Technology Co., Ltd., were included in the split-off of Hanxin.

In August 2021, we entered into a second Share Purchase Agreement, or Second SPA, with the sole remaining equity holder of ANP to acquire the remaining approximately 15% of ownership interest in ANP. The total cash paid for this transaction was approximately $22.5 million. As a result of the transaction, our ownership interest in ANP increased to

100%. The Sellers in both transactions include some of our executive officers, directors and other related parties who participated in the ANP Private Placement in 2018, see Note 3 to the condensed consolidated financial statements.

The reduction of our ownership in Hanxin to 20%, resulted in ANP experiencing a “loss of control” of a subsidiary as defined by generally accepted accounting principles, or GAAP. Loss of control is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock in the subsidiary, lacks a controlling financial interest in the subsidiary and, is unable to unilaterally control the subsidiary through other means such as having, or being able to obtain, the power to elect a majority of the subsidiary's board of directors based solely on contractual rights or ownership of shares holding a majority of the voting power of the subsidiary's voting securities. These loss-of-control factors were met with respect to ANP’s ownership interest in Hanxin after the restructuring. Accordingly, we deconsolidated Hanxin and recorded a $13.6 million gain on deconsolidation, which is recognized in other income (expenses), net in the consolidated statement of operations for the three and nine months ended September 30, 2021.

Subsequent to the restructuring, during the third quarter, Hanxin received additional capital contributions from its equity owners further reducing ANP’s ownership interest to approximately 14%.

In addition to the retained noncontrolling investment in Hanxin, we maintain a seat of Hanxin’s board of directors. Additionally, Henry Zhang, a relative of Dr. Jack Zhang and Dr. Mary Luo, holds a significant stake in Hanxin and is also Hanxin’s general manager, and chairman of the board of directors. As a result, we determined that we have significant influence over Hanxin and as such the retained noncontrolling investment in Hanxin is accounted for as an equity method investment. Hanxin continues to be a related party subsequent to the restructuring.

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

As a result of the COVID-19 pandemic, during the first half of 2020, sales of Primatene Mist® and certain hospital products increased, while sales of certain products frequently used in elective procedures, such as Cortrosyn® and lidocaine products decreased. We saw these trends continue in late 2020 and early 2021 when COVID cases trended higher. Starting in the second quarter of 2021, the sales of these products, frequently used in elective procedures returned to their normal level.

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

Business Segments

As of September 30, 2021, our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) API products. The finished pharmaceutical products segment manufactures, markets and distributes Primatene Mist®, glucagon, enoxaparin, naloxone, phytonadione, lidocaine, epinephrine, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes RHI API and porcine insulin API for external customers and internal product development. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Segment Reporting.”

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Net revenues

	Three Months Ended
	September 30,		Change
	2021	2020	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$108,990	$81,335	$27,655	34%
API	3,208	2,096	1,112	53%
Total net revenues	$112,198	$83,431	$28,767	34%
Cost of revenues
Finished pharmaceutical products	$54,388	$41,789	$12,599	30%
API	6,627	5,134	1,493	29%
Total cost of revenues	$61,015	$46,923	$14,092	30%
Gross profit	$51,183	$36,508	$14,675	40%
as % of net revenues	46%	44%

The increase in net revenues of the finished pharmaceutical products for the three months ended September 30, 2021 was due to the following changes:

	Three Months Ended
	September 30,		Change
	2021	2020	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
Primatene Mist®	$16,561	$12,988	$3,573	28%
Epinephrine	13,892	5,370	8,522	159%
Glucagon	12,189	—	12,189	N/A
Lidocaine	11,649	10,657	992	9%
Phytonadione	11,591	10,470	1,121	11%
Enoxaparin	8,034	11,647	(3,613)	(31)%
Naloxone	8,028	8,739	(711)	(8)%
Other finished pharmaceutical products	27,046	21,464	5,582	26%
Total finished pharmaceutical products net revenues	$108,990	$81,335	$27,655	34%

We launched glucagon for injection emergency kit, 1mg in the first quarter of 2021. The continued growth in sales of Primatene Mist® was due to increased unit volumes, which was primarily a result of the continued success of our advertising campaign. The increase in sales of lidocaine and epinephrine was primarily due to an increase in unit volumes, as a result of higher demand due to competitor shortages. The increase in sales of phytonadione was primarily due to higher average selling price. The decrease in sales of enoxaparin was primarily due to lower average selling price as a competitor re-entered the market during the second quarter of 2021. The decrease in sales of Naloxone was primarily due to lower average selling price as a result of new competition. The increase in sales for other finished pharmaceutical products was primarily due to higher unit volumes as a result of competitor shortages during the third quarter of this year.

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

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. However, during the third quarter of 2021, we experienced a backlog of approximately $12 million for various products, including glucagon, epinephrine and phytonadione because of the higher than anticipated demand for these products, partially brought on by competitor shortages. We are working to resolve this issue prior to year-end and believe that we will be able to reduce the backlog in the near future. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross margins

The increase in sales of Primatene Mist® and our epinephrine injection multiple dose vial, as well as the launch of glucagon for injection emergency kit during the first quarter of 2021, which are higher-margin products, helped increase our gross margins for the three months ended September 30, 2021. These increases in gross margins were partially offset by lower pricing and increased costs for enoxaparin, particularly the cost for heparin raw material, which is used as the starting material for enoxaparin.

The cost of heparin may increase further, putting downward pressure on our gross margins. However, we believe that this trend will be offset by increased sales of our higher-margin products, including Primatene Mist®, epinephrine multi dose vials, and glucagon. Additionally, we have not seen significant supply disruptions due to the COVID-19 pandemic at this time, but we are continuing to monitor our supply chain for any potential problems.

Selling, distribution and marketing, and general and administrative

	Three Months Ended
	September 30,		Change
	2021	2020	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$4,745	$3,673	$1,072	29%
General and administrative	$10,910	$11,674	$(764)	(7)%

The increase in selling, distribution, and marketing expenses was primarily due to marketing expenses related to Primatene Mist®. The decrease in general and administrative expense was primarily due to a decrease in legal expenses.

We expect that selling, distribution and marketing expenses will increase due to the increase in marketing expenditures for Primatene Mist®. Legal fees may fluctuate from period to period due to the timing of patent challenges and other litigation matters.

Research and development

	Three Months Ended
	September 30,		Change
	2021	2020	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$5,934	$6,774	$(840)	(12)%
Clinical trials	234	2,544	(2,310)	(91)%
FDA fees	109	44	65	148%
Testing, operating and lab supplies	205	3,344	(3,139)	(94)%
Depreciation	2,546	2,590	(44)	(2)%
Other expenses	1,731	2,348	(617)	(26)%
Total research and development expenses	$10,759	$17,644	$(6,885)	(39)%

Research and development expense decreased due to a decrease in clinical trial expense as a result of the completion of one of our clinical trial studies at the end of 2020 and delays in other studies. Additionally, the restructuring of ANP and the deconsolidation of Hanxin and its subsidiaries resulted in the decrease in salary and personnel-related expense and testing, operating and lab supplies expenses during the third quarter.

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

Other income, net

	Three Months Ended
	September 30,		Change
	2021	2020	Dollars	%

	(in thousands)
Other income, net	$13,263	$3,575	$9,688	271%

During the third quarter of 2021, we completed the restructuring of ANP, whereby our ownership interest in ANP increased to 100% and ANP’s ownership interest in Hanxin and its subsidiaries was reduced to approximately 14%. As a result of the loss in control over Hanxin, we deconsolidated Hanxin and recorded a $13.6 million gain on deconsolidation. For more information regarding our ANP restructuring, see Note 3 to the condensed consolidated financial statements.

Income tax provision

	Three Months Ended
	September 30,		Change
	2021	2020	Dollars	%

	(in thousands)
Income tax provision	$6,686	$2,285	$4,401	NM
Effective tax rate	18%	32%

Our effective tax rate for the three months ended September 30, 2021 decreased in comparison to the three months ended September 30, 2020, primarily due to differences in pre-tax income positions and timing of discrete tax items.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Net revenues

	Nine Months Ended
	September 30,		Change
	2021	2020	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$301,594	$243,568	$58,026	24%
API	15,287	10,357	4,930	48%
Total net revenues	$316,881	$253,925	$62,956	25%
Cost of revenues
Finished pharmaceutical products	$152,092	$129,775	$22,317	17%
API	21,284	17,642	3,642	21%
Total cost of revenues	$173,376	$147,417	$25,959	18%
Gross profit	$143,505	$106,508	$36,997	35%
as % of net revenues	45%	42%

The increase in net revenues of the finished pharmaceutical products for the nine months ended September 30, 2021, was due to the following changes:

	Nine Months Ended
	September 30,		Change
	2021	2020	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
Primatene Mist®	$51,624	$38,333	$13,291	35%
Epinephrine	38,662	16,317	22,345	137%
Lidocaine	32,314	28,922	3,392	12%
Glucagon	32,304	—	32,304	N/A
Phytonadione	31,577	32,188	(611)	(2)%
Enoxaparin	28,020	31,033	(3,013)	(10)%
Naloxone	20,994	26,337	(5,343)	(20)%
Other finished pharmaceutical products	66,099	70,438	(4,339)	(6)%
Total finished pharmaceutical products net revenues	$301,594	$243,568	$58,026	24%

We launched glucagon for injection emergency kit, 1mg in the first quarter of 2021. The continued growth in sales of Primatene Mist® was due to increased unit volumes, which was primarily a result of the continued success of our advertising campaign. The increase in sales of epinephrine was primarily due to the launch of our epinephrine injection, USP 30mg/30mL multiple dose vial product in the second quarter of 2020, as well as an increase in unit volumes, as a result of higher demand due to a market shortage for pre-filled syringes. The increase in sales of lidocaine was primarily due to an increase in unit volumes, as a result of a market shortage. The decrease in sales of phytonadione was primarily due to lower unit volumes as a result of decreased market demand, which was partially offset by higher average selling price. Sales of enoxaparin decreased $3.0 million due to lower average selling price as a competitor re-entered the market during the second quarter of 2021. The decrease in sales of Naloxone was primarily due a decrease in unit volumes as well as lower average selling price as a result of a competitor entering the market. The decrease in other finished pharmaceutical products was primarily due to lower unit volumes as a result of competitors returning to their normal distribution levels during the year after being unable to supply market demands in 2020.

We anticipate that sales of naloxone and enoxaparin will continue to fluctuate in the future as a result of changing levels of competition.

Sales of API primarily depend on the timing of customer purchases. In May 2021, we amended the Supply Agreement with MannKind Corporation, or MannKind, whereby MannKind’s aggregate total commitment of RHI API under the Supply Agreement was modified and extended for an additional year through 2027, which timeframe would have previously lapsed after calendar year 2026. MannKind has agreed to pay us an amendment fee of $2.0 million. We received the first payment of the amendment fee of $1.0 million in June 2021 and recognized $0.8 million in net revenues during the nine months ended September 30, 2021. The remaining $0.2 million is recorded as a contract liability in our condensed consolidated balance sheet as of September 30, 2021 and will be recognized to net revenues in the fourth quarter of 2021. The remaining $1.0 million of the amendment fee is due January 2022 and relates to the amendments to the 2022 supply level and will be recognized ratably to net revenues in 2022.

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

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. However, during the third quarter of 2021, we experienced a backlog of approximately $12 million for various products, including glucagon, epinephrine and phytonadione because of the higher than anticipated demand for these products, partially brought on by competitor shortages. We are working to resolve this issue prior to year-end and believe that we will be able to reduce the backlog in the near future. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross margins

The increase in sales of Primatene Mist®, the launch of glucagon for injection emergency kit during the first quarter of 2021, as well as the launch of our epinephrine injection multiple dose vial in the second quarter of 2020, which are higher-margin products, helped increase our gross margins for the nine months ended September 30, 2021. These increases in gross margins were partially offset by lower pricing and increased costs for enoxaparin, particularly the cost for heparin raw material, which is used as the starting material for enoxaparin.

The cost of heparin may increase further, putting downward pressure on our gross margins. However, we believe that this trend will be offset by increased sales of our higher-margin products, including Primatene Mist®, epinephrine multi-dose vials, and glucagon. Additionally, we have not seen significant supply disruptions due to the COVID-19 pandemic at this time, but we are continuing to monitor our supply chain for any potential problems.

Selling, distribution and marketing, and general and administrative

	Nine Months Ended
	September 30,		Change
	2021	2020	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$13,411	$10,993	$2,418	22%
General and administrative	$40,813	$38,344	$2,469	6%

The increase in selling, distribution, and marketing expenses was primarily due to marketing and distribution expenses related to Primatene Mist®, including the cost of creating a new commercial for our national digital, television and radio marketing campaign. The increase in general and administrative expense was primarily due to an increase in legal expenses (see note 20 to the condensed consolidated financial statements for more information regarding litigation matters).

We expect that selling, distribution and marketing expenses will increase due to the increase in marketing expenditures for Primatene Mist®. Legal fees may fluctuate from period to period due to the timing of patent challenges and other litigation matters.

Research and development

	Nine Months Ended
	September 30,		Change
	2021	2020	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$20,538	$19,676	$862	4%
Clinical trials	2,575	6,428	(3,853)	(60)%
FDA fees	189	133	56	42%
Testing, operating and lab supplies	5,816	9,375	(3,559)	(38)%
Depreciation	8,439	7,397	1,042	14%
Other expenses	6,089	6,087	2	0%
Total research and development expenses	$43,646	$49,096	$(5,450)	(11)%

The decrease in research and development expenses is primarily due to a decrease in clinical trial expense as a result of the completion of one of our clinical trial studies at the end of 2020 and delays in other studies. Additionally, the restructuring of ANP and the deconsolidation of Hanxin and its subsidiaries resulted in a decrease in our testing, operating and lab supplies expenses.

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

Other income, net

	Nine Months Ended
	September 30,		Change
	2021	2020	Dollars	%

	(in thousands)
Other income, net	$11,615	$3,078	$8,537	277%

During the third quarter of 2021, we completed the restructuring of ANP, whereby our ownership interest in ANP increased to 100% and ANP’s ownership interest in Hanxin and its subsidiaries was reduced to approximately 14%. As a result of the loss in control over Hanxin, we deconsolidated Hanxin and recorded a $13.6 million gain on deconsolidation. For more information regarding our ANP restructuring, see Note 3 to the condensed consolidated financial statements.

Income tax provision

	Nine Months Ended
	September 30,		Change
	2021	2020	Dollars	%

	(in thousands)
Income tax provision	$13,436	$4,490	$8,946	NM
Effective tax rate	24%	39%

Our effective tax rate for the nine months ended September 30, 2021 decreased in comparison to the nine months ended September 30, 2020, primarily due to differences in pre-tax income positions and timing of discrete tax items.

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

As of September 30, 2021, our foreign subsidiaries collectively held $13.5 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

We maintain a shelf registration statement on Form S-3 pursuant to which we may, from time to time, sell up to an aggregate of $250 million of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. To the extent we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our stockholders. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

Working capital increased by $38.2 million to $205.7 million at September 30, 2021, compared to $167.5 million at December 31, 2020.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$57,553	$40,373
Investing activities	(16,718)	(24,239)
Financing activities	(28,322)	(2,019)
Effect of exchange rate changes on cash	(175)	110
Net increase in cash, cash equivalents, and restricted cash	$12,338	$14,225

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $57.6 million for the nine months ended September 30, 2021, which included net income of $43.5 million. Non-cash items comprised primarily of $17.7 million of depreciation and amortization, $14.8 million of share-based compensation expense and a $13.6 million gain relating to the deconsolidation of Hanxin and its subsidiaries as result of the ANP restructuring during the third quarter of 2021.

Additionally, for the nine months ended September 30, 2021, there was a net cash outflow from changes in operating assets and liabilities of $12.9 million, which resulted from an increase in accounts receivable as well as an increase in inventories, which was partially offset by an increase in accounts payable and accrued liabilities. Accounts payable and accrued liabilities increased primarily due to the timing of payments. The increase in accounts receivable was due to both increases in sales and the timing of sales.

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

Investing Activities

Net cash used in investing activities was $16.7 million for the nine months ended September 30, 2021, primarily as a result of $20.6 million in purchases of property, plant, and equipment, which included $11.0 million incurred in the United States, $0.6 million in France, and $9.0 million in China, offset by, increase in cash of $5.0 million relating to short-term investment activities.

Net cash used in investing activities was $24.2 million for the nine months ended September 30, 2020, primarily as a result of $24.5 million in purchases of property, plant, and equipment, which included $5.9 million incurred in the United States, $2.7 million in France, and $15.9 million in China.

Financing Activities

Net cash used in financing activities was $28.3 million for the nine months ended September 30, 2021, primarily as a result of $54.0 million in payments relating to the purchase of additional ANP ownership interest in connection with the ANP restructuring completed during the third quarter of 2021 (see Note 3 to the condensed consolidated financial statements). We borrowed $70.0 million in connection with a credit agreement with Capital One N.A., which was partially offset by $37.3 million in principle payments of our long-term debt and lines of credit. We used $15.4 million to purchase treasury stock and received $10.3 million in net proceeds from the settlement of share-based compensation awards under our equity plans.

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

Contractual Obligations

There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except that our outstanding debt obligations have changed as follows:

	September 30,	December 31,
	2021	2020	Change

	(in thousands)
Short-term debt and current portion of long-term debt	$2,256	$12,263	$(10,007)
Long-term debt	75,552	34,186	41,366
Total debt	$77,808	$46,449	$31,359

As of September 30, 2021, we had $84.6 million in unused borrowing capacity under revolving lines of credit with Capital One N.A. and China Merchant Bank.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Our only unapproved product currently on the market is epinephrine prefilled syringes. For the years ended December 31, 2020, 2019, and 2018, we recorded net revenues of $13.2 million, $13.9 million, and $10.1 million, respectively, for epinephrine prefilled syringes and for the nine months ended September 30, 2021 and 2020, we recorded net revenues of $19.3 million and $10.9 million, respectively, for this product. We have filed an NDA with respect to our remaining unapproved product in order to mitigate all risk associated with the marketing of unapproved drug products. Prior to the approval of our NDA submission, we continue to operate in compliance with the FDA Compliance Policy Guide, CPG Sec. 440.100 Marketed New Drugs Without Approved NDAs and ANDAs.

Our business and operations have been impacted in the past, and may be impacted in the future, in the event of system breach or failure.

We, our collaborators, third-party providers, distributors, customers and other contractors utilize information technology systems and networks, including internet-based systems, to transmit, store and otherwise process electronic data in connection with our business activities, including our supply chain processes, operations and communications. This includes our clinical data and business proprietary information, Electronic Data Interchange, or EDI, on purchase orders, invoices, chargebacks, etc. We, and others on our behalf, also collect, transmit, store and otherwise process certain data relating to individuals, including about our personnel, business partners, and others, which may be subject to applicable data protection laws and regulations that require adoption of minimum information security standards. The cost of compliance with applicable data protection laws and regulations have increased and may increase in the future.

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

We have experienced and may continue to experience cyberattacks of varying degrees from time to time. In the second quarter of 2020, we were subject to a cyber-event that resulted in a temporary disruption to some of our internal computer systems. The breach was not materially disruptive to the business. In response to this incident, we engaged a third-party forensic expert to investigate, and determined that cyber criminals illegally obtained certain personal information of certain current and former employees. We notified affected individuals and regulators, as we deemed was required or appropriate. We have incurred costs to respond to this incident, but we did not incur any penalties or settlements as a result of this event. We will continue to incur costs to support our efforts to enhance our security measures.

To enhance oversight of cyber issues, management now updates the Board of Directors on cyber security matters on a quarterly basis, and the Board of Directors has assigned oversite of cyber security to the Audit Committee. Additionally, the Company implemented a security training and compliance program, which employees, with access to information technology, must complete annually or more often if new issues arise.

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

Although we maintain cyber insurance coverage that may cover certain of our losses in connection with a security breach or other security incident, we cannot be certain our insurance coverage will be adequate for losses actually incurred, that insurance will continue to be available to us on commercially reasonable terms (if at all) or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock:

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
July 1 – July 31, 2021	53,201	$20.30	53,201	—
August 1 – August 31, 2021	88,568	19.62	88,568	—
September 1 – September 30, 2021	175,443	18.64	175,443	—
(1)	During the third quarter of 2021, we repurchased shares of our common stock as part of the share buyback program authorized by our Board of Directors on August 4, 2020. In August 2021, our Board of Directors authorized an increase of $20.0 million to the share buyback program. As of September 30, 2021, $21.9 million remained available under such program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Credit Agreement dated August 4, 2021, between Amphastar Pharmaceuticals, Inc. and Capital One N.A. in the original sum of $140,000,000.

10.2*	Share Purchase Agreement by and between Amphastar Pharmaceuticals, Inc. and Nanjing Quanqia Enterprise Management Consulting, LLP, dated August 19, 2021.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover Page Interactive File (Formatted as Inline XBRL and contained in Exhibit 101)
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

Date: November 9, 2021

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 9, 2021