Form 10-K
period 2021-12-31
Amphastar Pharmaceuticals, Inc.
filed 2022-03-11
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of Common Stock on such date as reported by Nasdaq Global Select Market, was approximately $481,775,636. Shares of common stock known to be held by directors, executive officers and holders of 5% or more of the outstanding common stock of the registrant are not included in the computation. No determination has been made that such persons are “affiliates” of the registrant for any other purpose.

At March 4, 2022, there were 48,146,865 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year to which this report relates in connection with its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Amphastar Pharmaceuticals, Inc.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements relate to future events or future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the sales and marketing of our products;
●	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;
●	our business and operations in general, including: uncertainty regarding the magnitude, duration, and geographic reach of the COVID-19 pandemic and its impact on our business, financial condition, operations, cash flows, and liquidity and on the economy in general;
●	our ability to successfully execute and maintain the activities and efforts related to the measures we have taken or may take in response to the COVID-19 pandemic and associated costs therewith;
●	our ability to attract, hire, and retain highly skilled personnel;
●	interruptions to our manufacturing and production as a result of natural catastrophic events or other causes beyond our control such as power disruptions or widespread disease outbreaks, such as the ongoing COVID-19 pandemic;
●	global, national and local economic and market conditions, specifically with respect to geopolitical uncertainty, and the ongoing COVID-19 pandemic;
●	the timing and likelihood of U.S. Food and Drug Administration, or FDA, approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;
●	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;
●	costs and delays resulting from the extensive pharmaceutical regulations to which we are subject or delays in governmental processing time due to travel and work restrictions caused by the COVID-19 pandemic;
●	our ability to compete in the development and marketing of our products and product candidates;
●	our expectations regarding the business expansion plans for our Chinese subsidiary, Amphastar Nanjing Pharmaceuticals, Ltd., or ANP;
●	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;
●	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our active pharmaceutical ingredient, or API, customers;
●	the effects of reforms in healthcare regulations and reductions in pharmaceutical pricing, reimbursement and coverage;
●	the potential for our marketed products to be withdrawn due to patient adverse events or deaths, or if we fail to secure FDA approval for products subject to the Prescription Drug Wrap-Up program;
●	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;
●	the amount of price concessions or exclusion of suppliers adversely affecting our business;
●	variations in intellectual property laws, our ability to establish and maintain intellectual property protection for our products and our ability to successfully defend our intellectual property in cases of alleged infringement;
●	the implementation of our business strategies, product development strategies and technology utilization;

●	the potential for exposure to product liability claims;
●	our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions, divestitures or investments, including the anticipated benefits of such acquisitions, divestitures or investments;
●	our ability to expand internationally;
●	economic and industry trends and trend analysis;
●	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
●	the impact of trade tariffs, export or import restrictions, or other trade barriers;
●	the impact of Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate including the potential for drug price controls;
●	the impact of global and domestic tax reforms, including the Tax Cuts and Jobs Act of 2017, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act;
●	the timing for completion and the validation of the new construction at our ANP and Amphastar facilities;
●	the timing and extent of share buybacks; and
●	our financial performance expectations, including our expectations regarding our backlog, revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability.

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

Item 1. Business.

Overview

We are a bio-pharmaceutical company that focuses primarily on developing, manufacturing, marketing, and selling technically challenging generic and proprietary injectable, inhalation, and intranasal products, and insulin active pharmaceutical ingredient, or insulin API, products. We currently manufacture and sell over 20 products, the overwhelming majority of which are prescription pharmaceuticals. Since December 2018, we have sold our patented Primatene Mist® using a new hydrofluoroalkanes, or HFA, formulation as our sole over-the-counter product.

We are currently developing a portfolio of generic abbreviated new drug applications, or ANDAs, biosimilar insulin product candidates and proprietary product candidates, which are in various stages of development and target a variety of indications. Five ANDAs and one NDA are currently on file with the FDA. Additionally, we have one product with tentative FDA approval, Vasopressin, which we plan to launch in the third quarter of 2022, subject to a confidential settlement agreement with the product’s innovator.

For the years ended December 31, 2021, 2020, and 2019, we recorded net revenues of $437.8 million, $349.8 million, and $322.4 million, respectively. We recorded net income of $62.1 million, $1.4 million, and $48.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Our largest products by net revenues currently include Primatene Mist®, glucagon, epinephrine, enoxaparin sodium injection, lidocaine jelly, naloxone, and phytonadione. In December 2020, the FDA approved our glucagon for injection emergency kit, 1mg, which we launched in February 2021.

Our multiple technological capabilities enable the development of technically challenging products with limited competition. These capabilities include characterizing complex molecules, analyzing and synthesizing peptides and proteins, conducting immunogenicity studies, engineering particles, and improving drug delivery through sustained-release technology. These technological capabilities have enabled us to produce bioequivalent versions of complex drugs and support the development and manufacture of a broad range of dosage formulations, including solutions, emulsions, suspensions, and lyophilized products, as well as products administered via pre-filled syringes, vials, nasal sprays, metered-dose inhalers, or MDIs, and dry powder inhalers, or DPIs.

Our primary strategic focus is developing and commercializing products with high technical barriers to market entry. We are specifically focused on products that:

●	leverage our proprietary research and development capabilities;

●	require raw materials or APIs for which we believe we have a competitive advantage in sourcing, synthesizing, or manufacturing; and/or

●	improve upon an existing drug’s formulation with respect to drug delivery, safety, and/or efficacy.

Not all of our products will include all of these characteristics. Moreover, we may opportunistically develop and commercialize product candidates with lower technical barriers to market entry if, for example, our existing supply chain and manufacturing infrastructure allow us to pursue a specific product candidate competitively and cost-effectively.

To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. These acquisitions collectively have strengthened our core injectable and inhalation product technology infrastructure by providing additional manufacturing, marketing, and research and development capabilities, including manufacturing raw materials, APIs, and other components for our products.

COVID-19 Pandemic

We are actively monitoring the COVID-19 pandemic, including the Omicron variant, and its impact globally. Currently, our production facilities in all of our locations continue to operate as they had before the COVID-19 pandemic with few changes, other than for enhanced safety measures intended to prevent the spread of the virus.

As a result of the COVID-19 pandemic, during the first half of 2020, sales of Primatene Mist® and certain hospital products increased, while sales of certain products frequently used in elective procedures, such as Cortrosyn® and lidocaine products decreased. We saw these trends continue in late 2020 and early 2021 when COVID cases trended higher. The sales of these products, frequently used in elective procedures, returned to their normal level by the second quarter of 2021.

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

It is not possible at this time to estimate the complete impact that COVID-19 could have on our business, including our customers and suppliers, as the effects will depend on future developments, which are highly uncertain and cannot be predicted. Infections may resurge or become more widespread, including due to new variants, and the limitation on our ability to travel and timely sell and distribute our products, as well as any closures or supply disruptions, may be prolonged for extended periods, all of which would have a negative impact on our business, financial condition, and operating results.

Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact on our business due to the continued global economic impact of the COVID-19 pandemic. We cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. See Item 1A, “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Our Markets

We primarily target products with high technical barriers to market entry, with a particular focus on the injectable and inhalation markets. We also manufacture and sell certain APIs.

●	Injectable market. Based on a December 2021 IQVIA National Sales Perspective Report, the U.S. injectable drug market in 2021 was over $253 billion. Our generic development portfolio is targeting opportunities in over $19 billion of this market. The injectable market requires highly technical manufacturing capabilities and compliance with strict current Good Manufacturing Practice, or cGMP, requirements, which create high barriers to market entry. Due to these high barriers to market entry, there are a limited number of companies with the technology and experience needed to manufacture injectable products. There have also been a number of quality issues over the past several years that have disrupted the ability of certain injectable manufacturers to produce sufficient product quantity to meet market demand. As such, the supply of injectables has been constrained, even as demand for injectable products has continued to increase.
●	Inhalation market. Based on a December 2021 IQVIA National Sales Perspective Report, the U.S. inhalation drug market in 2021 was approximately $28 billion. Our generic development portfolio is targeting opportunities in over $8 billion of this market. Inhalation drug therapy is used extensively to treat respiratory conditions such as asthma and chronic obstructive pulmonary disease. The MDI is the most widely used device to deliver inhalation therapies. It uses pressurized gas, historically chlorofluorocarbons, or CFCs, and more recently HFAs, to release its dose when the patient activates the device. The DPI, which does not rely on a propellant, is also widely used. As in the case of injectables, there are significant technical barriers to manufacturing inhalation products. The evolution of inhalation delivery technologies from nebulizers and CFCs to HFAs and DPIs has required manufacturers of inhalation products to re-formulate their products, which in many cases may require technical engineering capabilities, additional regulatory approvals and modified delivery devices. Additionally, the development of generic HFA and DPI products requires bioequivalence studies for FDA approval.

Our Strengths

We have built our company by integrating the following capabilities and strengths that we believe enable us to compete effectively in the pharmaceutical industry:

●	Robust portfolio of products and product candidates. We have over 20 commercial products and over 20 product candidates at different stages of development. We also continue to develop our product candidates, which represent our longer-term growth opportunities.
●	Advanced technical capabilities and multiple delivery technologies. We have developed multiple advanced technical capabilities that we incorporate into the development of our products and product candidates, including characterization of complex molecules, peptide and protein analysis and synthesis, immunogenicity studies, particle engineering, and sustained-release technology. In addition, we apply these capabilities across our injectable, inhalation, and intranasal delivery technologies. Our injectable delivery technologies enable us to develop and manufacture generic and proprietary injectables in normal solution, lyophilized, suspension, jelly, and emulsion forms, as well as in pre-filled syringes. Our inhalation technologies cover a variety of delivery methods, including DPIs and HFA formulations of MDIs. These technical capabilities form the foundation of our strategy to develop products with high barriers to market entry targeting a wide range of indications.
●	Vertically integrated infrastructure. We are a vertically integrated company with the demonstrated ability to advance a product candidate from the research and development stage through commercialization. Our capabilities include strong research and development expertise, sophisticated pharmaceutical engineering capabilities, comprehensive manufacturing capabilities (including the ability to synthesize and manufacture API), a strict quality assurance system, extensive regulatory and clinical experience, and established marketing and distribution relationships. We believe our vertical integration allows us to achieve better operating efficiencies, accelerated product development, and internal control over product quality.
●	Experienced management team with deep scientific expertise. Our management team has a successful track record in product development, project management, quality assurance, acquisitions, and sales and marketing, as well as established relationships with our key customers, partners, and suppliers. Our research and development leadership has deep expertise in areas including pharmaceutical formulation, process development, in vivo and in vitro studies, analytical chemistry, physical chemistry, drug delivery, and clinical research. We believe that our scientific and technical expertise, coupled with our management team’s business, legal, regulatory, and business development experience, will enable us to successfully expand our position with respect to our current products and establish a meaningful market position for our product candidates.

Our Strategy

Our goal is to be an industry leader in developing, manufacturing, and marketing technically challenging injectable and inhalation pharmaceutical products. To achieve this goal, we are pursuing the following key strategies:

●	Diversify our revenues by commercializing our product candidates. Assuming we are successful in developing and obtaining regulatory approvals, we plan to commercialize our product candidates and diversify our revenue sources. We have over 20 product candidates in various stages of development, including generic ANDAs or NDAs, biosimilar product candidates, and proprietary product candidates. Additionally, we have one product with tentative FDA approval, Vasopressin, which we plan to launch in the third quarter of 2022, subject to a confidential settlement agreement with the product’s innovator. We also expect to expand our internal sales and marketing capabilities and, in some cases, enter into strategic alliances with other pharmaceutical companies to drive market penetration for our product candidates.
●	Focus on high-margin generic product opportunities. We believe that we have significant opportunities for growth driven by our technical expertise in the development of generic product candidates with high technical barriers to market entry. We believe that if these product candidates are commercialized, they are likely to face less competition than less technically challenging generic products, which may enable us to earn higher margins for a longer period of time. We believe that generic competition for these products is likely to be limited because of challenges in product development, manufacturing, or sourcing of raw materials or APIs.
●	Develop proprietary products. We currently have four proprietary product candidates at various stages of development, targeting a broad range of indications. We believe that proprietary products tend to face less competition than generic products due to market exclusivity, intellectual property protection, and other barriers to entry. For these reasons, we believe that our proprietary products will provide us with the opportunity for higher margins and long-term revenue growth.
●	Leverage our vertically integrated infrastructure to drive operational efficiencies. We believe our vertically integrated infrastructure provides significant benefits, including better operating efficiencies, accelerated product development, and internal control over product quality. Our ability to manufacture APIs allows us to develop products that other companies may not focus on due to the uncertainty of API supply. In addition, our vertically integrated infrastructure, including our research and development capabilities, allows us to conduct technically challenging studies in-house. We believe this vertically integrated infrastructure has led and will continue to lead to a competitive portfolio of products and product candidates.
●	Target and integrate acquisitions of pharmaceutical companies, products, and technologies. We have a demonstrated ability to identify, acquire and integrate pharmaceutical companies, products, and technologies to complement our internal product development capabilities. Companies we have acquired include (1) International Medication Systems, Limited or IMS, (2) Armstrong Pharmaceuticals, Inc. or Armstrong, (3) Nanjing Puyan Pharmaceutical Technology Co., Ltd. (which we renamed Amphastar Nanjing Pharmaceuticals Co., Ltd.), or ANP, (4) Merck’s API Manufacturing Business in Éragny-sur-Epte,

France, in connection with which, we established our French subsidiary, Amphastar France Pharmaceuticals, S.A.S., or AFP, and (5) International Medication Systems (UK) Limited, or IMS UK. Products we have acquired include Cortrosyn® and Epinephrine Mist, as well as trade names such as Primatene®. We believe that our scientific and managerial expertise and our integration experience have improved the quality of the product lines and companies that we have acquired, which has had, and we believe will continue to have, a positive effect on our results of operations. For example, in 2018, we received approval from the FDA for the manufacture of semi-purified heparin at our Chinese subsidiary, ANP. We plan to have ANP manufacture API for certain other products and product candidates.

Our Technical Capabilities

We develop, manufacture, market, and sell generic and proprietary products that utilize injectable, inhalation, and intranasal delivery systems. We also manufacture and sell insulin API.

●	Injectable. Our injectable product technologies enable us to develop and manufacture generic and proprietary injectables in liquid, lyophilized, suspension, and emulsion forms, as well as the use of pre-filled syringes to facilitate the safety and conveniences to users. We have multiple injectable manufacturing facilities that include aseptic filling lines dedicated to the sterile production of injectable products. Additionally, we maintain compliance with cGMP regulations, which has enabled us to obtain regulatory approvals and support commercial supply.
●	Inhalation and Intranasal. We are focused on developing a broad range of generic and proprietary inhalation and intranasal products utilizing a variety of delivery technologies. We have expertise in formulating HFA-based MDIs and DPIs, as well as packaging our inhalation drugs in blister packs and other forms which can be used for loading our products into a variety of inhalation devices. As with our injectable products, we maintain compliance with cGMP regulations, which we believe will enable us to obtain regulatory approvals and support commercial supply. Additionally, we have extensive formulation and clinical experience in developing complex formulations that can be administered by intranasal delivery.

We have advanced capabilities that enable us to develop technically challenging products.

●	Characterization of complex molecules. Characterization of complex molecules includes a determination of physicochemical properties, biological activity, immunochemical properties, and purity. Such characterization is important in the development of a generic product that is considered the same as a reference drug product, which in turn allows the generic drug developer to demonstrate such “sameness” to the FDA, which ultimately allows for interchangeability with the reference drug product. Complex drugs typically have large molecules composed of a mixture of molecules that differ very slightly from one another. These slight variances make such complex molecules difficult to characterize. We have developed analytical tools that have enabled us to characterize complex molecules in our products and product candidates. We believe that we have the technology to develop a variety of additional analytical tools that will enable us to characterize other complex molecules, including peptide and protein-based products.
●	Immunogenicity. The ability of an antigen to elicit immune responses is called immunogenicity. Unwanted immunogenicity, which is strongly linked with peptide and protein drug products, occurs when a patient mounts an undesired immune response against drug therapy. As a result, the FDA has signaled that they may require immunogenicity studies as part of the new pathway for biosimilars and biogenerics. In the past, the FDA has required these studies in connection with the approval of products with complex molecules. We have gained expertise in immunogenicity by performing immunogenicity studies in connection with the FDA approval process for our enoxaparin product. We believe that our experience in conducting these complex immunogenicity studies will be of primary importance in our future efforts to develop complex molecules, biosimilar, and biogeneric product candidates.
●	Peptide and protein product development and production. The development of peptide and protein drug products utilizes our characterization technology and immunogenicity studies, synthetic capabilities, as well as recombinant DNA, or rDNA, API manufacturing technology. We have experience using rDNA manufacturing technology, including the genetic engineering of host cells, fermentation to promote cell culture growth, and isolation and purification of the desired protein from the cell culture. Testing is required to ensure that only the desired protein is included in the finished product through each step. We believe that this technology will allow us to develop protein and peptide drug products. In December 2020, we received the first-ever FDA approval of a generic version of Glucagon for Injection Emergency Kit. The FDA determined our approved peptide product to be bioequivalent and therapeutically equivalent to the reference listed drug, which has rDNA origin.
●	Particle engineering. Particle engineering is important in the field of pulmonary drug delivery as there is a direct relationship between the properties of a particle and its absorption by the lungs. We believe our expertise and technology, which applies to particle engineering and physical chemistry, allows us to engineer the size, shape, surface smoothness, and distribution of particles to develop inhalation products that are more easily dispersed through targeted areas. We believe this expertise will allow us to formulate difficult to disperse inhalation products as well as demonstrate to the FDA the sameness to the reference listed drugs.
●	Sustained-release. We have developed technology to improve drug delivery through sustained-release injectable products. The purpose of our sustained-release technology is to create products that require less dosing frequency, which we believe can lead to the diminishing of fluctuations of drug concentrations in a patient’s bloodstream that would otherwise require more frequent dosing. We plan to use our sustained-release technology to develop both generic and proprietary products.
●	Novel formulation. We have the capability to develop novel formulations to enhance drug delivery. For certain intranasal medications, novel formulation might be required to increase the drug’s absorption rate to be able to deliver the medication in a safe and efficacious manner. We plan to use our novel formulation with our intranasal epinephrine product.

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

Glucagon for Injection Emergency Kit

Glucagon for injection is a difficult to manufacture injectable product. We received the first-ever FDA approval of a generic version of rDNA Glucagon in the fourth quarter of 2020. Using a dedicated process and sophisticated characterization technology, we demonstrated to the FDA that our highly purified synthetic peptide product is bioequivalent and therapeutically equivalent to the reference listed drug, or RLD, which is an rDNA product. Glucagon for injection emergency kit is indicated for the treatment of severe hypoglycemia and for use as a diagnostic aid.

Enoxaparin

Enoxaparin is a difficult to manufacture injectable form of low molecular weight heparin which is used as an anticoagulant, and has multiple indications, including the prevention and treatment of deep vein thrombosis. Enoxaparin is difficult to produce in part because the API is not easily obtained or manufactured. We manufacture the API for our enoxaparin product and perform all subsequent manufacturing of the finished product in-house.

Naloxone

We sell two versions of naloxone injections indicated for the emergency treatment of known or suspected opioid overdose.

Other Marketed Products

Other finished pharmaceutical products that we currently market include the following:

●	Cortrosyn® (cosyntropin for injection), a lyophilized powder that is indicated for use as a diagnostic agent in the screening of patients with adrenocortical insufficiency;
●	Amphadase®, a bovine-sourced hyaluronidase injection that is used as an adjuvant in subcutaneous fluid administration for achieving hydration, to increase absorption and dispersion of other injected drugs, and in subcutaneous urography for improving absorption of radiopaque agents;
●	Epinephrine injection, indicated for emergency treatment of allergic reactions, including anaphylaxis, and to increase mean arterial blood pressure in adult patients with hypotension associated with septic shock;
●	Lidocaine jelly, a local anesthetic product used primarily for urological procedures;
●	Lidocaine topical solution, a local anesthetic used for a variety of procedures;
●	Phytonadione injection, an injection of Vitamin K1 that is used for newborn babies;
●	Our portfolio of emergency syringe products, including critical care drugs such as atropine, calcium chloride, dextrose, epinephrine, lidocaine, and sodium bicarbonate, that are provided in pre-filled syringes and are designed for emergency use in hospital settings;
●	Morphine injection in prefilled syringe, pain management product indicated for use with Patient Controlled Analgesia (PCA) pumps;
●	Lorazepam injection, a sedative used prior to surgery and medical procedures;
●	Neostigmine methylsulfate injection, a cholinesterase inhibitor used in the treatment of myasthenia gravis and to reverse the effects of muscle relaxants such as gallamine and tubocurarine; and
●	Isoproterenol hydrochloride injection, indicated for multiple uses, including mild or transient episodes of heart block that do not require electric shock or pacemaker therapy.

Our Product Candidates

We seek to develop product candidates with high technical barriers to competitive market entry that leverage our technical capabilities and other competitive advantages. We are focused on both generic and proprietary product candidates in the injectable, inhalable and intranasal markets. Our pipeline products are in various stages of development, with a number of these candidates still in the early stages of development. We currently have over 20 product candidates in our pipeline, including generic ANDAs, biosimilar product candidates and proprietary product candidates.

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

Generic Product Candidates

We generally employ a strategy of developing generic product candidates that possess a combination of factors that present technical barriers to competition, including difficult formulations, which require complex characterizations, difficult manufacturing requirements and/or limited availability of raw materials. We believe that such factors will make these product candidates less susceptible to competition and pricing pressure. We currently have generic ANDAs and biosimilar product candidates at various development stages that leverage our various technical capabilities, including:

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

With respect to our proprietary pipeline strategy, we currently have proprietary drug candidates at various development stages that leverage our various technical capabilities. The following paragraph summarizes our proprietary product candidates for which NDAs have been filed with the FDA.

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

APIs

We began to manufacture and sell two API products, Recombinant Human Insulin, or RHI API, and porcine insulin API, as a result of our acquisition of Merck Sharpe & Dohme’s, or Merck’s, API manufacturing business in Éragny-sur-Epte, France, or the Merck API Transaction, in April 2014. The purpose of the acquisition was to enhance our vertical integration strategy as we target certain finished products for the injectable insulin market. However, we continue to sell RHI API and porcine insulin API to third parties, which helps fund our vertical integration strategy.

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

The MannKind agreement was amended several times between 2014 and 2021. In August 2019, we amended the Supply Agreement with MannKind whereby MannKind’s aggregate total commitment of RHI API under the Supply Agreement was modified and extended for an additional two years through 2026, which timeframe would have previously lapsed after calendar year 2024. As a result of this amendment, MannKind paid us an amendment fee of $2.75 million, which we recognized in net revenues in our consolidated statement of operations for the year ended December 31, 2019.

In May 2021, we amended the Supply Agreement with MannKind whereby MannKind’s aggregate total commitment of RHI API under the Supply Agreement was modified and extended for an additional year through 2027, which timeframe would have previously lapsed after calendar year 2026. MannKind has agreed to pay us an amendment fee of $2.0 million. We received the first payment of the amendment fee of $1.0 million in June 2021, which we recognized in net revenues during the year ended December 31, 2021. The remaining $1.0 million of the amendment fee was received in January 2022 and relates to the amendments to the 2022 supply level and will be recognized ratably to net revenues in 2022.

For the years ended December 31, 2021, 2020 and 2019, sales of RHI API to MannKind totaled $6.2 million, $4.9 million and $4.4 million, which fulfilled the 2021, 2020 and 2019 commitment of RHI API under the amended Supply Agreement, respectively.

Research and Development

As of December 31, 2021, we had 245 employees dedicated to research and development with expertise in areas such as pharmaceutical formulation, process development, toxicity studies, analytical, synthetic, and physical chemistry, drug delivery, device development, equipment and engineering, clinical research statistical analysis, etc. Our focus on developing products with high barriers to market entry requires a significant investment in research and development, including clinical development. In particular, developing proprietary products that are reformulations of existing proprietary compounds often requires clinical trials to gain regulatory approval, and we have a team dedicated to designing and managing clinical trials. We have successfully completed several clinical trials for some of our product candidates and are in the process of planning clinical trials for other product candidates under development.

Backlog

A significant portion of our customer shipments in any fiscal year relates to orders received and shipped in that fiscal year, generally resulting in a low product backlog relative to total shipments at any time. We had no significant backlog as of December 31, 2021 and 2020. Historically, our backlog has not been a meaningful indicator of our ability to achieve any particular level of overall revenue or financial performance.

Manufacturing and Facilities

Our manufacturing facilities are located in Rancho Cucamonga and South El Monte, California; Canton, Massachusetts; Éragny-sur-Epte, France; and Nanjing, China. We own or lease a total of 56 buildings at six locations in the United States, France and China, that comprise 1.7 million square feet of manufacturing, research and development, distribution, packaging, laboratory, office and warehouse space. Our facilities are regularly inspected by the FDA in connection with our product approvals, and we believe that all of our facilities are being operated in material compliance with the FDA’s cGMP regulations.

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

The following table provides information regarding the percentage of our net revenues that is derived from each of our major customers and partners:

	% of Net Revenues
	Year Ended
	December 31,
	2021	2020	2019

AmerisourceBergen Corporation	24%	23%	24%
McKesson Corporation	21%	22%	25%
Cardinal Health, Inc.	16%	17%	22%

Our marketing department is responsible for establishing and maintaining contracts and relationships with the group purchasing organizations, distributors, retailers, wholesalers and, occasionally, directly with hospitals or long-term care facilities. One or more of our proprietary product candidates may require deployment of a sales force either directly or through a strategic partner.

Competition

The majority of our marketed products are generic products. We face and will face significant competition for our products and product candidates from pharmaceutical companies that focus on the generic injectable and inhalation markets such as Pfizer, Inc., Eli Lilly and Co., Sagent Pharmaceuticals, Inc., Akorn, Inc., Sandoz Inc., Viatris Inc., Fresenius Kabi USA, Nexus Pharmaceuticals, Apotex Corp, Amneal Biosciences, American Regent Inc., Hikma Pharmaceuticals USA, Inc., Par Pharmaceuticals, Cipla USA Inc., Meitheal Pharmaceuticals, Dr. Reddy’s Laboratories, Inc., Sun Pharmaceuticals, Inc., Accord Healthcare Ltd., Amring Pharmaceuticals, Bausch Health, Zydus Pharmaceuticals USA Inc., AuroMedics Pharma LLC, and Teva Pharmaceutical Industries Ltd. Competition in the generic pharmaceutical industry has increased as producers of branded products have entered the business by creating generic drug subsidiaries, purchasing generic drug companies, or licensing their products to generic manufacturers prior to patent expiration and/or as their patents expire. Therefore, our competitors also include the innovator companies of our generic drug products. For example, enoxaparin is currently marketed by Sanofi S.A., or Sanofi, under the brand name Lovenox®. Sanofi also markets its authorized generic enoxaparin product through its subsidiary, Winthrop. Fresenius Kabi USA, Apotex Corp., and Meithael Pharmaceuticals, Inc. also market a generic version of enoxaparin. Other companies may have filed an ANDA with the FDA for its generic version of enoxaparin. The presence of these current and prospective competitive products may have an adverse effect on our market share, revenue and gross profit from our enoxaparin product.

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

Drugs that were not subject to applications approved between 1938 and 1962 were not subject to DESI review. For a period of time, the FDA did not challenge the marketing of these drugs without approval. In 1984, however, spurred by serious adverse reactions to one of these products and concerns expressed by Congress, FDA undertook an assessment of the products under an initiative known as the “Prescription Drug Wrap-Up.” Most of these drugs contain active ingredients that were first marketed prior to the enactment of the FFDCA. One of our marketed pharmaceutical products falls within this category.

The FDA has asserted that all drugs subject to the Prescription Drug Wrap-Up are on the market illegally unless they fall within two “grandfather” exceptions to the new drug definition. The first is a provision in the new drug definition exempting drugs that were on the market prior to the passage of the FFDCA and that contain the same representations concerning the conditions of use as they did prior to passage of the FFDCA. The 1962 Amendments also exempt drugs that were not new drugs prior to the passage of the 1962 Amendments and that have the same composition and labeling as they had prior to the passage of the 1962 Amendments. The FDA and the courts have interpreted these two exceptions very narrowly. Therefore, the FDA could commence enforcement action at any time regarding our unapproved prescription product. The FDA requested us to discontinue the manufacturing and distribution of our epinephrine injection, USP vial product, which has been marketed under the “grandfather” exception to the FDA’s “Prescription Drug Wrap-Up” program. We discontinued selling this product in the second quarter of 2017. In April 2020, the FDA granted approval of our Epinephrine Injection USP 30mg/30mL Multiple Dose Vial.

Additionally, the FDA granted approval of our ANDAs for atropine sulfate injection, dextrose injection and morphine sulfate injection in October 2020, March 2021 and April 2021, respectively.

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

When an entity is determined to have violated the FCA, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $11,803 and $23,607 for each separate instance of a false claim, subject to adjustment for inflation. There are many potential bases for liability under the FCA. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the FCA to assert liability on the basis of inadequate care, kickbacks and other improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations of misrepresentations with respect to the services rendered. In addition, the federal government has prosecuted companies under the FCA in connection with off-label promotion of products. Our current and future activities relating to the reporting of wholesale or estimated retail prices of our products, the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products, and the sale and marketing of our products may be subject to scrutiny under these laws. While we are unaware of any current matters, we are unable to predict whether we will be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

The Open Payment Act

The Physician Payment Sunshine Act, or the Open Payment Act, which was enacted as part of the Affordable Care Act, requires all pharmaceutical manufacturers that participate in Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of the Department of Health and Human Services payments or other transfers of value made in the previous year by that entity, or by a third party as directed by that entity, to covered recipients, including physicians (defined to include doctors of medicine and osteopathy, dentists, podiatrists, optometrists, and licensed chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as defined by law, or to third parties on behalf of such covered recipients, as well as ownership and investment interests held by physicians and their immediate family members. The payments and transfer of value required to be reported include the cost of meals provided to a physician, travel reimbursements and other transfers of value provided as part of contracted services, including speaker programs, advisory boards, consultation services and clinical trial services. The statute requires the federal government to make reported information available to the public. Failure to comply with the reporting requirements can result in significant civil monetary penalties ranging from $1,176 to $11,766 for each payment or other transfer of value that is not reported (up to a maximum per annual report of $176,495) and from $11,766 to $117,664 for each knowing failure to report (up to a maximum per annual report of $1,176,638). Additionally, there are criminal penalties if an entity intentionally makes false statements in such reports. We are subject to the Open Payment Act and the information we disclose may lead to greater scrutiny, which may result in modifications to established practices and additional costs. Additionally, similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering adopting similar laws requiring transparency of interactions with health care professionals.

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

As a result of the AKS, the company pays particular attention to interactions with healthcare providers and how it structures sales. Any and all discounts that are offered are appropriately disclosed and documented to promote compliance with the AKS. At present, we employ our own salespeople and do not utilize a third-party sales force.

Both consulting relationships with healthcare providers and educational and research activities with healthcare providers and teaching hospitals receive considerable enforcement scrutiny. As a result, the company also pays particular attention to these relationships.

The Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA arguably includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anticorruption laws and/or regulations. Failure by our employees, agents, contractors, vendors, licensees, partners or collaborators to comply with the FCPA and other anticorruption laws and/or regulations could result in significant civil or criminal penalties.

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

The costs of complying with various applicable environmental requirements, as they now exist or as may be altered in the future, could adversely affect our financial condition and results of operations. For example, as a result of environmental concerns about the use of CFCs, the FDA issued a final rule on January 16, 2009 that required the phase-out of the CFC version of our Primatene MIST® product by December 31, 2011. This phase out caused us to halt sales of the CFC version of our Primatene MIST® product subsequent to December 31, 2011 and write off our inventory for the product, which had an adverse effect on our financial results.

Similarly, on December 27, 2020, the American Innovation in Manufacturing Act of 2020, or AIM Act, was enacted. The AIM Act directs the United States Environmental Protection Agency to address usage of hydrofluorocarbons, or HFC, by reducing production and consumption of certain HFCs. Many of our products, including Primatene MIST®, utilize HFCs subject to the AIM Act’s reduction mandate. Moreover, many of our inhalation pipeline assets use HFCs subject to the AIM Act’s reduction mandate. There can be no assurance that we will be able to acquire adequate supplies of HFCs for current and future commercialization of our products as a result of the AIM Act or other similar statutes and regulations. Moreover, changes to the ingredients of our proprietary and generic products requires FDA approval and there can be no assurance that we will be able to obtain such approval or the timing of such approval.

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

Other Regulations

We are subject to various national, regional and local laws of general applicability, such as laws regulating working conditions. We are also subject to country specific data protection laws and regulations relating to the collection and processing of personal data around the world. In addition, we are subject to various national, regional and local environmental protection laws and regulations, including those governing the emission of material into the environment. We are also subject to various national, regional and local laws regulating how we interact with healthcare professionals and representatives of government that impact our promotional and other commercial activities.

We also must comply with data protection and data privacy requirements such as HIPAA, GDPR, CCPA, and the upcoming CPRA. Compliance with these laws, rules and regulations regarding privacy, security and protection of employee data could result in higher compliance and technology costs for us, as well as significant fines, penalties and damage to our global reputation and our brand as a result of non-compliance.

In November 2013, the federal Drug Supply Chain Security Act, or the DSCSA, became effective in the United States, mandating an industry-wide, national serialization system for pharmaceutical packaging with a ten-year phase-in process. By November 2018, all manufacturers and re-packagers were required to mark each prescription drug package with a unique serialized code. Each of Amphastar and our U.S.-based subsidiaries subject to or covered by DSCSA comply with the new requirements. In addition, under the DSCSA, we are required by November 2023, to provide to downstream trading partners, serial number specific transaction details. This may require additional modification to Amphastar and our U.S.-based subsidiaries’ manufacturing sites. Additionally, should any subsidiary that is not subject to or covered by the DSCSA become subject to or covered by the DSCSA, we may be required to modify our manufacturing sites to comply with the rules and regulations.

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

With respect to our existing generic products and generic product candidates, we primarily rely on trade secrets, unpatented proprietary know-how and continuing technological innovation to protect our products and technologies, especially where we do not believe patent protection is appropriate or obtainable. Although in some cases, we seek patent protection to preserve our competitive position, our current patent portfolio does not cover the majority of our existing products and product candidates. We own several U.S. and foreign patents covering processes and equipment used in the manufacture of a few of our products. The expiration dates of these patents range from 2022 to 2036. We also own several trademarks registered with the USPTO.

We own a U.S. patent covering the HFA version of Primatene Mist®: U.S. Patent Number 8,367,734, which was issued on February 5, 2013, and expires in January 2026. We have several patent applications that are currently pending. For our product candidates that are not intended to be generic products, we may seek to obtain patent rights or rely on trade secret protection. We may not be able to obtain patent or other forms of protection for inventions or other intellectual property developed by our officers, employees, or consultants because we might not have been the first to file or to invent the patentable technology or others may have independently developed similar or alternative technology.

The majority of our products and product candidates are not currently covered by any U.S. or foreign patents owned by us. Indeed, many of our products and product candidates are generic products, and therefore may not be eligible for patent protection. For example, our enoxaparin product is a generic product, and as such, our enoxaparin product is not covered by any U.S. or foreign patents. Other of our products, including Amphadase®, are based on compounds for which any applicable patents have expired, or which were not patented by Amphastar in the first instance because they are older compounds.

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

Human Capital

As of December 31, 2021, we had 1,761 full-time employees in the United States, China, and France. Of these employees, 21 hold Ph.D.’s, and an additional 134 employees hold a master’s degree or other post-graduate degrees. We consider our employees’ intellectual capital to be an essential driver of our business and key to our future prospects. None of our U.S. employees are subject to a collective bargaining agreement or represented by a trade or labor union.

The following table summarizes our employees by category and location:

	United States	China	France	Total
Manufacturing	906	80	88	1,074
QA/QC and Regulatory Affairs	167	79	32	278
Sales and Marketing	16	—	—	16
General and administrative	99	29	20	148
Research and Development	234	8	3	245
Total employees	1,422	196	143	1,761

Talent Acquisition and Retention

We recognize that our employees largely contribute to our success. To this end, we support business growth by attracting and retaining best-in-class talent. Our talent acquisition team uses internal and external resources to recruit highly skilled candidates globally. We continue to attract and retain superior talent as measured by our minimal turnover rate and high employee service tenure.

Total Rewards

Our total rewards philosophy recognizes the contributions of our workforce by offering competitive compensation and benefits packages. We provide employees with compensation packages that include base salary, annual incentive bonuses, and long-term equity awards. We also provide comprehensive employee benefits, which vary by country and region, such as life and health insurance, health savings accounts, paid time off, an Employee Stock Purchase Program, and a 401(k) plan.

Health, Safety, and Wellness

Our employees’ health, safety, and wellness are a priority in which we have always invested and will continue to do so. We provide our employees and their families with access to various innovative, flexible, and convenient health and wellness programs. Program benefits are intended to provide protection and security, so employees can have peace of mind concerning events that may require time away from work or impact their financial well-being. These programs are highlighted regularly in our monthly human resources newsletters.

These investments and the prioritization of employee health, safety, and wellness were particularly significant in 2021 in light of the ongoing COVID-19 pandemic. To protect and support our essential team members, we implemented health and safety measures that included maximizing personal workspaces, changing shift schedules, providing personal protective equipment, or PPE, implementing heightened cleaning of high contact surfaces, and instituting mandatory screening before accessing buildings. We will continue to monitor this evolving situation and will continue to seek programs to educate and assist employees whenever possible.

Diversity, Equity, and Inclusion

We believe a diverse workforce is critical to our success. Our mission is to value differences in races, ethnicities, religions, nationalities, genders, ages, sexual orientations, education, skill sets, and experience. We are focused on inclusive hiring practices, fair and equitable treatment, organizational flexibility, and training and resources.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as more fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

●	our success depends on our ability to develop and/or acquire and commercialize additional pharmaceutical products;
●	our Primatene Mist®, glucagon, lidocaine, phytonadione, and enoxaparin products collectively represent a significant portion of our net revenues; if the sales volume or pricing of our Primatene Mist®, glucagon, lidocaine, phytonadione, and enoxaparin products decline, or if we are unable to satisfy market demand for these products, they could have a material adverse effect on our business, financial position and results of operations;
●	our success depends on the integrity of our supply chain, including multiple single source suppliers, the disruption of which could negatively impact our business;
●	our ability to develop new products and additional revenue streams depends upon a variety of factors including being able to invest ongoing revenue and borrow funds or raise additional capital when needed;
●	we face significant competition in the pharmaceutical industry with respect to both our proprietary and generic drugs, which may result in others developing or commercializing products before or more successfully than we do, which could significantly limit our growth and materially and adversely affect our financial results;
●	health care providers may not be receptive to our products, particularly those that incorporate our proprietary drug delivery platforms;
●	sales of our products may be adversely affected by the continuing consolidation of our customer base;
●	our business may be adversely affected by the ongoing COVID-19 pandemic or other epidemics;
●	we depend upon our key personnel, the loss of whom could adversely affect our operations. If we fail to attract and retain the talent required for our business, our business could be materially harmed;
●	because a portion of our manufacturing takes place in China, a significant disruption in the construction or operation of our manufacturing facility in China, political unrest in China, tariffs, impact of outbreaks of health epidemics, such as the COVID-19 pandemic, or changes in social, political, trade, health, economic, environmental, or climate-related conditions or in laws, regulations and policies governing foreign trade could materially and adversely affect our business, financial condition and results of operations;
●	we may be exposed to product liability claims and may not be able to obtain or maintain adequate product liability insurance;
●	we are exposed to risks related to our international operations and failure to manage these risks may adversely affect our operating results and financial condition;
●	the FDA approval process is time-consuming and complicated, and we may not obtain the FDA approval required for a product within the timeline we desire, or at all; additionally, we may lose FDA approval and/or our products may become subject to foreign regulations;
●	the novel use of particle engineering or synthetic APIs for any of our product candidates, may not receive regulatory approval, and without regulatory approval we will not be able to market our product candidates;

●	if clinical studies for our product candidates are unsuccessful or significantly delayed, we will be unable to meet our anticipated development and commercialization timelines, which would have an adverse impact on our business;
●	if branded pharmaceutical companies are successful in limiting the use of generics through their legislative, regulatory and/or other efforts, our sales of generic products may suffer; and
●	our success depends on our ability to obtain, protect, and enforce our intellectual property.

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

Our Primatene Mist®, glucagon, lidocaine, phytonadione, and enoxaparin products collectively represent a significant portion of our net revenues. If the sales volume or pricing of our glucagon, lidocaine, phytonadione, and enoxaparin products decline, or if we are unable to satisfy market demand for these products, they could have a material adverse effect on our business, financial position and results of operations.

Sales from our Primatene Mist® product represented 17%, 15%, and 6% of our total net revenues for the years ended December 31, 2021, 2020, and 2019, respectively. Sales from our glucagon product, which we launched in February 2021 represented 11% of our total net revenues for the year ended December 31, 2021. Sales from our lidocaine products represented 10%, 12%, and 14% of our total net revenues for the years ended December 31, 2021, 2020, and 2019, respectively. Sales from our phytonadione product represented 10%, 12%, and 14% of our total net revenues for the years ended December 31, 2021, 2020, and 2019, respectively, and sales of our enoxaparin product represented 8%, 14%, and 13% of our total net revenues for the years ended December 31, 2021, 2020, and 2019, respectively. We have experienced declining revenue from enoxaparin and some of our other existing products in the past. If the sales volume or pricing of enoxaparin continues to decline, or if the sales volume or pricing of lidocaine and phytonadione declines, or if we are unable to satisfy market demand for these products, our business, financial position and results of operations could be materially and adversely affected, and the market value of our common stock could decline. For example, our enoxaparin product continues to see increased competition in the market, which could result in declining per unit prices as well as lower market share due to intense pricing competition in the pharmaceutical industry. We have experienced significant declines in the per unit pricing and gross margins attributable to our enoxaparin product since its commercial launch. Our Primatene Mist®, glucagon, lidocaine, phytonadione, and enoxaparin products could be rendered obsolete or negatively impacted by numerous factors, many of which are beyond our control, including:

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

We have incurred losses in the past and we may operate at a loss in future years while continuing to invest in developing new products.

Although we achieved net income in the years ended December 31, 2021, 2020 and 2019, we may incur operating and net losses and negative cash flow from operations in the future. Our business may generate operating losses if we do not successfully commercialize our product candidates, maintain sales of and profits from existing products, and generate sufficient revenues to support our level of operating expenses, especially as we continue our investment in developing new products. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict whether we will be able to maintain profitability.

Our ability to develop new products and additional revenue streams depends upon our ability to invest ongoing revenue, borrow funds or raise additional capital when needed.

Developing a single product in the pharmaceutical industry is a very expensive proposition with no certainty of regulatory clearance or commercial success. Considerable amounts are invested into the research and development process. Our research and development expense was $60.9 million, $67.2 million, and $68.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. As noted elsewhere herein, ongoing revenue from current operations is a critical component of being able to adequately fund ongoing research and development efforts in our product pipeline. Likewise, the ability to borrow funds at an attractive rate is another factor in being able to fund research and development activities. Finally, being able to access the raise additional funds through the capital markets is another factor in being able to fund research and development. If any one, or all, of these sources become unavailable, our research and development projects may become delayed or negatively impacted.

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

We have invested significantly in our manufacturing capacity in order to vertically integrate our business, contain the costs of raw materials and reduce the risks imposed by relying on third-party single source suppliers. We currently own and operate facilities that manufacture raw materials and APIs for our products and product candidates and those of our customers and partners, including insulin API for MannKind. However, if market demand decreases or if market supply surpasses demand, whether because of macroeconomic factors, pharmaceutical industry volatility, or deficiencies specific to our customers, we may not be able to reduce manufacturing expenses or overhead costs proportionately. For example, a significant portion of our manufacturing capacity in our facility in Éragny-sur-Epte, France is utilized for the manufacturing of insulin API for MannKind, and a significant portion of our manufacturing capacity in Rancho

Cucamonga is utilized for the manufacture of enoxaparin. In November 2016, we amended our supply agreement with MannKind, or the Supply Agreement and our option purchase agreement with MannKind, or the Option Agreement, to modify and extend the annual minimum purchase commitments under the Supply Agreement and the Option Agreement to cover calendar years 2014 through 2023. Additionally, in December 2018, we again amended our supply agreement with MannKind to modify and extend the annual minimum purchase commitments under the Supply Agreement and the Option Agreement to cover calendar years 2019 through 2024. In August 2019, we amended the Supply Agreement with MannKind to modify and extend the annual minimum purchase commitment under the Supply Agreement for an additional two years through 2026. In May 2021, we amended the Supply Agreement with MannKind to modify and extend the annual minimum purchase commitments under the Supply Agreement for an additional year through 2027. While the aggregate total purchase commitment remains unchanged, the amendments to the Supply Agreement and the Option Agreement have resulted and will continue to result in reduced sales of API for MannKind on an annual basis.

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

With respect to our generic pharmaceutical business, revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents and exclusivities protecting a brand name product expire, the first manufacturer to receive regulatory approval for a generic version of the product is generally able to achieve significant market penetration. Therefore, our ability to increase or maintain revenues and profitability in our generics business is largely dependent on our success in challenging patents and developing non-infringing formulations of proprietary products. As competing manufacturers receive regulatory approvals on generic products or as brand manufacturers launch generic versions of their products (for which no separate regulatory approval is required), market share, revenues and gross profit typically decline, often significantly and rapidly. Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product normally is related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. For example, enoxaparin is currently marketed by Sanofi, under the brand name Lovenox®. Sanofi also markets its authorized generic enoxaparin product through its subsidiary, Winthrop, Fresenius Kabi USA, Apotex Corp. and Meithael Pharmaceuticals, Inc. also either market or plan to market a generic version of enoxaparin. Other companies may have received FDA approval of enoxaparin but have not launched the product, while other companies have filed ANDAs for enoxaparin with the FDA. The presence of these current and prospective competitive products has had, and may continue to have, an adverse effect on our market share, revenue and gross profit from our enoxaparin product. Since the commercial launch of our enoxaparin product, we have experienced significant declines in sales volume, per unit pricing and gross margins attributable to this product. Consequently, we must continue to develop and introduce new generic products in a timely and cost-effective manner to maintain our revenues and gross margins. We may have fewer opportunities to launch significant generic products in the future, as the number and size of proprietary products that are subject to patent challenges is expected to decrease in the next several years compared to historical levels. Additionally, as new competitors enter the market, there may be increased pricing pressure on certain products, which may result in lower gross margins. In addition to our enoxaparin product, we have experienced pricing pressure on many of our other products, including naloxone, and we expect this trend to continue in the future.

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

A significant proportion of our sales are made to relatively few U.S. wholesalers and group purchasing organizations. These customers are continuing to undergo significant consolidation. Sales to three of these customers for the years ended December 31, 2021, 2020, and 2019, respectively, accounted for approximately 61%, 62%, and 71% of our total net revenues, respectively. Such consolidation has provided and may continue to provide them with additional purchasing leverage, and consequently may increase the pricing pressures that we face.

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

The ongoing COVID-19 pandemic, including the recent Omicron variant, has continued to impact worldwide economic activity and financial markets. While three vaccines have received Emergency Use Authorization from the FDA, the COVID-19 pandemic remains a challenge to our business until it is abated. Mass and rapid production of the vaccines, for example, has placed increased pressure on the availability of supplies that are also used in our products, such as glass vials and needles. The COVID-19 pandemic is imposing additional burdens on our business to comply with regulations imposed by the State of California. The COVID-19 pandemic may also disrupt the operations of our customers, suppliers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. Disruptions to our manufacturing partners and suppliers could result in disruption to the production of our products and failure to satisfy demand. More generally, the outbreak of COVID-19 could adversely affect economies and financial markets globally and nationally, potentially leading to an economic downturn, which could decrease spending and adversely affect demand for our products and harm our business and results of operations. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. Specifically, difficult macroeconomic conditions, increased and prolonged unemployment or a decline in business confidence as a result of the COVID-19 pandemic, could have a continuing adverse effect on the demand for some of our products. The degree of impact of the COVID-19 pandemic on our business will depend on several factors, such as the duration and the extent of the pandemic, as well as actions taken by governments, businesses, and consumers in response to the pandemic, all of which continue to evolve and remain uncertain at this time.

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

Some of our ongoing clinical trials have experienced short term interruptions in the recruitment of patients due to the COVID-19 pandemic, as hospitals prioritize their resources toward the COVID-19 pandemic and governments impose travel restrictions. Additionally, protocols at certain clinical sites have changed which could slow down the pace of clinical trials while also increasing their cost. These conditions may in turn delay spending and delay the results of these trials. Additionally, certain suppliers delayed shipments to us in 2020. These delays may have been caused by manufacturing disruptions due to the COVID-19 pandemic. None of these delays caused delays in our manufacturing, but future delays could cause manufacturing disruptions at our factories.

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

A significant amount of our total assets is related to goodwill and intangible assets. As of December 31, 2021, the value of our goodwill and intangible assets net of accumulated amortization was $38.9 million. Goodwill and other intangible assets are tested for impairment annually when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. Any future goodwill or other intangible asset impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition.

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

We, our collaborators, third-party providers, distributors, customers and other contractors utilize information technology systems and networks to transmit, store and otherwise process electronic data, including personal information, clinical data and business proprietary information, in connection with our business activities, including our supply chain processes, operations and communications. The collection, use, transmission, transfer, storage and processing of personal information, including about our personnel, business partners, and others, may be subject to applicable data protection, security and privacy laws, and regulations that require adoption of minimum information security standards. The cost of compliance with applicable data protection, security and privacy laws and regulations have increased and may increase in the future.

Despite our implementation of security measures to protect the confidentiality, integrity, and availability of the systems, networks and data within our control from various threats (e.g., cyber-attacks, system breaches, malware, viruses, hacking, fraudulent use, social engineering attacks, phishing attacks, ransomware attacks, credential-stuffing attacks, denial-of-service attacks, unauthorized access, insider threats, accidental disclosures, intellectual property theft and economic espionage, exploitable vulnerabilities, defects and bugs, natural disasters, war, terrorism, acts of vandalism, telecommunications and electrical outages, breakdowns, damage, interruptions), risks remain, and our systems and networks and the systems and networks of third parties that support us and our services may be breached or disrupted due to these threats. The size and complexity of our systems and networks may make them potentially vulnerable to breakdown or interruption, whether due to computer viruses or other causes, which may result in the loss of data or the impairment of production and other supply chain processes, adversely affecting our business.

Techniques used to sabotage or obtain unauthorized access to systems and networks are constantly evolving and may not be identified until or after they are launched against us or our third-party providers. We and our third-party providers may be unable to anticipate these techniques, discover threats and react in a timely manner, or implement adequate preventative or mitigating measures. Further, these types of security incidents have become more prevalent. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with working remotely as a result of the ongoing COVID-19 pandemic. We and our third-party providers who may be operating in remote work environments may have increased security risks, due to increased use of home Wi-Fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement security measures designed to reduce these risks, there is no guarantee that these measures will be adequate to safeguard all systems and networks, especially with an increased number of employees working remotely. Any failure to maintain performance, reliability, security and availability of our systems and networks may result in accidental or unlawful destruction, damage, loss, unavailability, alteration, impairment, misuse, unauthorized disclosure of, or unauthorized access to our data, including personal information.

Potential legal, regulatory, contractual, financial, operational, or reputational harm may arise from any such security incident that results in the accidental or unlawful destruction, damage, loss, unavailability, alteration, impairment, misuse, unauthorized disclosure of, or unauthorized access to our systems, network, or data, including data which is transmitted, stored or otherwise processed by us or by collaborators, third-party providers, distributors and other contractors on our behalf. For example:

●	The accidental or unlawful loss, unavailability or alteration of clinical trial data from completed or ongoing clinical trials for any of our product candidates could affect our ability to operate, result in delays in our development and regulatory approval efforts, and significantly increase our costs to recover or reproduce the data.

●	Any such security incident may require costly response and remediation efforts, trigger notification obligations under breach notification laws or contractual notification requirements, result in time consuming, distracting and expensive litigation or adverse regulatory action arising from or related to such an incident, damage our reputation, and result in significant additional expense to implement further data protection measures. Integrating the systems and data of any acquired entity may increase these risks due to unforeseen threats and vulnerabilities.
●	Similarly, any such security incident experienced by our collaborators, third-party providers, distributors and other contractors may hinder our product development, supply chain, other business operations, or our regulatory and contractual obligations to others and could also give rise to litigation or adverse regulatory action.

We have experienced and may continue to experience cyberattacks of varying degrees from time to time. In the second quarter of 2020, we were subject to a security incident that resulted in a temporary disruption to some of our internal computer systems. In response to this incident, we engaged a third-party forensic expert to investigate, and determined that cyber criminals illegally obtained certain personal information of certain current and former employees. We notified affected individuals and regulators, as we deemed was required or appropriate. We have incurred costs to respond to this incident, and we expect to continue to incur costs to support our efforts to enhance our security measures.

There can be no assurance that we will be successful in preventing security incidents nor that we will be successful in mitigating their effects, despite the implementation of security measures for systems, networks and data within our control. Similarly, there can be no assurance that our collaborators, third-party providers, distributors and other contractors will be successful in protecting our data on their systems and networks or in protecting other systems and networks upon which we may rely. Furthermore, breach notification laws are not consistent among jurisdictions, and compliance and other measures in the event of a security incident could result in a substantial cost expenditure of significant financial or other resources in efforts to investigate or correct the security incident, address and eliminate vulnerabilities and prevent future security incidents, and remediate the security incident, which repairing systems and responding to claims of damages for actual or asserted contract breaches. Any such security incident or could have a material adverse effect on our business and prospects.

Although we maintain cyber insurance coverage that may cover certain of our losses in connection with a security incident, we cannot be certain our insurance coverage will be adequate for losses actually incurred, that insurance will continue to be available to us on commercially reasonable terms (if at all) or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.

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

Biosimilar products are not presumed to be substitutable for the reference drug under the Biologics Price Competition and Innovation Act, or BPCIA. Biosimilar applicants must seek a separate FDA determination that they are “interchangeable” with the reference drug, meaning that they can be expected to produce the same clinical result in any given patient without an increase in risk due to switching from the brand product. The first interchangeable biosimilar product, an insulin glargine product, was approved in July 2021. The statutory standards for determining biosimilarity and interchangeability are broad and subject to change, and the FDA has broad discretion to determine the nature and extent of product characterization, nonclinical testing and clinical testing on a product-by-product basis.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions. Failure to obtain regulatory approval in foreign jurisdictions would prevent our product candidates from being marketed abroad.

In addition to regulations in the United States, to market and sell our products in the European Union, many Asian countries and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements, both from a clinical and manufacturing perspective. Approval by the FDA does not ensure approval by regulatory or payor authorities in other countries or jurisdictions, and approval by one regulatory or payor authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country. We may not be able to obtain approvals from regulatory authorities or payor authorities outside the United States on a timely basis, if at all.

Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we are unable to obtain approval of any of our product candidates by regulatory or payor authorities in the European Union, Asia or elsewhere, or if we fail to comply with the regulatory requirements in foreign jurisdictions, the commercial prospects of that product candidate may be significantly diminished, and our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials, which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries.

Further, in Europe, the implementation of the Clinical Trials Regulation depends on confirmation of full functionality of the Clinical Trials Information System (CTIS) through an independent audit, which commenced in September 2020. This new clinical trial portal and database will be maintained by the EMA in collaboration with the European Commission and the European Union Member States. The objectives of the new regulation include consistent rules for conducting trials throughout the European Union, consistent data standards and adverse events listing, and consistent information on the authorization status. Information on the conduct and results of each clinical trial carried out in the European Union will be made publicly available. In addition, a new pan-European clinical trial data information database has been created that will be complementary to the database established for pharmacovigilance (Regulation (EC) No 726/2004 with respect to centrally authorized medicinal products). The Commission Implementing Regulation (EU) No 520/2012 outlines the practical implications for marketing authorization holders, national competent authorities, and the EMA. Also, Commission Delegated Regulation (EU) No 357/2014 on post-authorization efficacy studies specifies the situations in which such studies may be required. Post-authorization efficacy studies may be required where concerns relating to some aspects of efficacy of the medicinal product are identified and can be resolved only after the medicinal product has been marketed, or where the understanding of the disease, the clinical methodology or the use of the medicinal product under real-life conditions indicate that previous efficacy evaluations might have to be revised significantly. Brexit is also expected to disrupt the operation of pre- and post-authorization clinical trial infrastructure. The rules around GMP and pharmacovigilance in the UK currently remain similar to the EU requirements, but new UK-specific requirements or changes to current requirements could be implemented in the future, which could expose us to liability under UK-specific laws and regulations and increased costs associated with compliance with such new laws and regulations. Within the UK, requirements for clinical trials, marketing authorization, and post-approval compliance in Great Britain may differ from those of Northern Ireland, Scotland, and/or Wales. Satisfying these and other regulatory requirements can be costly, time consuming, uncertain and subject to unanticipated delays.

In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or fail to obtain and maintain required approvals, our ability to realize the full market potential of our products will be harmed.

Uncertainty in the regulatory framework and future legislation can lead to disruption in the execution of international multi-center clinical trials, the monitoring of adverse events in through pharmacovigilance programs, the evaluation of the benefit-risk profiles of new medicinal products, and determination of marketing authorization across different jurisdictions. There could also be disruption to the supply and distribution as well as the import/export both of active pharmaceutical ingredients and finished product. Such a disruption could create supply difficulties for ongoing clinical trials and may damage the integrity of the pharmacovigilance database for the safety of new products. The cumulative effects of the disruption to the regulatory framework, uncertainty in future regulation, and changes to existing regulations may add considerably to the development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom and increase our costs. We cannot predict the impact of such changes and future regulation on our business or the results of our operations.

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

Many pharmaceutical companies producing proprietary drugs have increasingly used state and federal legislative and regulatory means to delay, impede and/or prevent generic competition. These efforts have included but are not limited to the following:

●	making changes to the formulation of their product and arguing that potential generic competitors must demonstrate bioequivalence and/or comparable abuse-resistance to the reformulated brand product;
●	pursuing new patents for existing products which may be granted immediately prior to the expiration of earlier patents, which could extend patent protection for additional years or otherwise delay the launch of generics;
●	selling the brand product as an authorized generic, either by the brand company directly, through an affiliate, or by a marketing partner;
●	using the FDA’s Citizen Petition process to request amendments to FDA standards or otherwise delay generic drug approvals;
●	challenging FDA denials of Citizen Petitions in court and seeking injunctive relief to reverse approval of generic drug applications;
●	seeking changes to standards in the U.S. Pharmacopeia/National Formulary, which are compendial drug standards that are recognized by industry and, in some instances, are enforceable under the FFDCA;
●	attempting to use the legislative and regulatory process to have drugs reclassified or rescheduled by the DEA;
●	using the legislative and regulatory process to set standards and requirements for abuse deterrent formulations that are patented or that will otherwise impede or prevent generic competition;

●	seeking special patent-term extensions through amendments to non-related federal legislation;
●	engaging in initiatives to enact state legislation that would restrict the substitution of certain generic drugs, including products that we are developing;
●	entering into agreements with pharmacy benefit management companies that block the dispensing of generic products;
●	seeking patents on methods of manufacturing certain API;
●	settling patent lawsuits with generic companies in a manner that leaves the patent as an obstacle for approval of other companies’ generic drugs;
●	settling patent litigation with generic companies in a manner that avoids forfeiture of or otherwise protects or extends the exclusivity period;
●	providing medical education or other information to physicians, third-party payers and federal and state regulators that take the position that certain generic products are inappropriate for approval or for substitution after approval;
●	seeking state law restrictions on the substitution of generic and biosimilar products at the pharmacy level without the instruction or permission of a physician; and
●	seeking federal or state regulatory restrictions on the use of the same non-proprietary name as the reference brand product for a biosimilar or interchangeable biologic.

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

All facilities of Amphastar and our subsidiaries are periodically subject to inspection by the FDA and other governmental entities, and operations at these facilities could be interrupted or halted if the FDA or another governmental entity deems such inspections as unsatisfactory. For example, our facilities in Rancho Cucamonga, CA, South El Monte, CA and Nanjing, China were all subject to FDA cGMP inspections during 2019 as well as pre-approval, routine and other inspections by the FDA, state, and other regulatory authorities in the future per applicable law. Products manufactured in our facilities must be made in a manner consistent with cGMP or similar standards in each territory in which we manufacture. Compliance with such standards requires substantial expenditures of time, money and effort in such areas as production and quality control to ensure full technical compliance. Failure to comply with cGMP or with other state, federal, or foreign requirements may result in unanticipated compliance expenditures, total or partial suspension of production or distribution, suspension of review of applications submitted for approval of our product candidates, termination of ongoing research, disqualification of data derived from studies on our products and/or enforcement actions such as recall or seizure of products, injunctions, civil penalties and criminal prosecutions of the company and company officials. Any suspension of production or distribution would require us to engage contract manufacturing organizations to manufacture our products or to accept a hiatus in marketing our products. Any contract manufacturing organization we engage will require time to learn our methods of production and to scale up to full production of our products in accordance with cGMP requirements. Any delays caused by the transfer of manufacturing to a contract manufacturing organization may have a material adverse effect on our results of operations. Additionally, any contract manufacturing organization that we engage will be subject to the same cGMP regulations as us, and any failure on their part to comply with FDA or other governmental regulations will result in similar consequences.

From June 14, 2021 through June 22, 2021, our Amphastar facility in Rancho Cucamonga, California was subject to a pre-approval inspection by the FDA. The inspection included a review of our corrective actions taken from the previous cGMP inspection in February 2019, as well as a review of the data supporting our pending applications. The inspections resulted in multiple observations on Form 483. We fully responded to those observations on July 14, 2021. We believe that our responses to the observations have satisfied the requirements of the FDA

Our operations are subject to environmental, health and safety and other laws and regulations, with which compliance is costly and which exposes us to penalties for non-compliance.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, or ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in material adverse effect on our business.

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

The full impact of new laws and regulations and changes to any existing regulations by the Biden administration is uncertain; however, we anticipate that it will have an adverse effect on our results of operations.

There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in 2020, HHS and CMS under the Trump administration issued final rules that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. The impact of these lawsuits as well as legislative, executive, and administrative actions of the Biden administration on us and the pharmaceutical industry as a whole is currently unknown.

Further, in January 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In November 2021, the Biden administration also announced a prescription drug plan in Build Back Better framework, which proposes allowing Medicare to negotiate prescription drug prices, imposing a tax penalty if drug companies increase their prices faster than inflation, and directly lowering out-of-pocket costs for seniors. Congress is considering legislation that addresses these proposals which, if passed, could have significant impact on prices of prescription drugs covered by Medicare. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our approved products.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in September 2020, the Governor of California signed legislation that brings California one step closer to establishing its own generic drug label, which could have significant impact on the generic drug industry and generic drug pricing. A number of states are also considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws.

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

Complying with laws in the U.S., Europe, and other jurisdictions that impose restrictive regulations addressing the collection, use, and other processing of personal information may be expensive, and failure to comply with such laws and regulations could cause substantial harm to our business.

We also must comply with data protection, security and privacy requirements. Compliance with laws, rules and regulations regarding privacy, security and protection of personal information, including about our personnel, business partners, and others, could result in higher compliance and technology costs for us. Significant fines, penalties, damages and harm to our global reputation and our brand could result from actual or perceived non-compliance.

We collect, process, use, store, transmit and transfer personal information from individuals located in the EU in connection with our business. The collection, processing, storage, transmission, transfer and use of personal information in the EU are governed by the provisions of the General Data Protection Regulation ((EU) 2016/679), or the GDPR. This legislation imposes requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside of the European Economic Area, to third countries that have not been found to provide adequate protection to such personal information, including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal information to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping. The GDPR imposes significant responsibilities and liabilities in relation to personal information that we process, and we may be required to put in place additional mechanisms designed to comply with the GDPR. Failure to comply with the requirements of the GDPR and related national data protection laws of the member states of the EU may result in investigations, substantial fines up to the greater of €20 million or 4% of annual global turnover, civil claims, and damages being brought against us, which could have a material adverse effect on our business, financial condition and results of operations.

While the GDPR applies uniformly across the EU, each EU member State is permitted to issue nation-specific data protection legislation, which has created inconsistencies on a country-by country basis. Further, the United Kingdom’s exit from the EU, often referred to as Brexit, and ongoing developments in the United Kingdom have created further uncertainty with regard to the regulation of data protection and privacy in the United Kingdom. The United Kingdom has implemented legislation that substantially implements the GDPR, and the European Commission and issued an adequacy decision under the GDPR and the Law Enforcement Directive on June 28, 2021, pursuant to which personal information generally may be transferred from the EU to the United Kingdom without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will monitor the legal situation in the United Kingdom and may intervene at any time with respect to its adequacy decision. The United Kingdom’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation in the future, with the United Kingdom potentially being considered an inadequate third country under the GDPR and transfers of personal information from the European Economic Area to the United Kingdom will require a transfer mechanism. Furthermore, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and European Economic Area.

In addition, U.S. states are adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements related to personal information. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which took effect on January 1, 2020 and has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents, among other things, expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for certain data breaches that may increase data breach litigation. The CCPA will be expanded substantially on January 1, 2023 when the California Privacy Rights Act of 2020, or the CPRA, which was approved by California voters in November 2020, becomes fully operative. The CPRA will, among other things, give consumers the ability to limit use of information deemed to be sensitive, establish the California Privacy Protection Agency to implement and enforce the CPRA and impose administrative fines. Aspects of the CCPA and CPRA, and their interpretation and enforcement remain uncertain. The potential effects of the CCPA and CPRA are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

The CCPA and CPRA could mark the beginning of a trend toward more stringent data protection, security and privacy legislation in the U.S. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA and the CPRA, but also imposes security and assessment requirements for businesses. In addition, on July 7, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which closely resembles the CDPA. The CPA and CDPA will be enforced by the respective states’ Attorney General and district attorneys. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent data protection, security and privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

We may also publicly post privacy policies and other documentation regarding our collection, use, storage, transmission, transfer and other processing of personal information. Although we endeavor to comply with our public policies and documentation, we may at times fail to do so or be alleged to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or contractors fail to comply with our published policies and documentation. Such failures can subject us to potential regulatory action if they are found to be deceptive, unfair or misrepresentative of our actual practices.

Additionally, other jurisdictions are considering new or expanded laws or regulations relating to privacy, security and data protection. With these laws, regulations and other obligations relating to privacy, security and data protection imposing new and relatively burdensome obligations, which may be inconsistent between jurisdictions or in conflict with each other due to differing applications and interpretations, and with substantial uncertainty over further interpretation and application of these and other obligations, we may face challenges in addressing their requirements, putting in place additional compliance mechanisms and making necessary changes to our policies, contracts and practices, and may incur significant costs and expenses in an effort to do so. Additionally, if we or third parties we work with, such as our third-party providers, violate applicable laws or regulations or our policies, such violations may also put our data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or our service providers to comply with our applicable policies or notices relating to privacy, security or data protection, our contractual or other obligations to third parties, or any of our other legal obligations relating to privacy, security or data protection, may result in public criticism, governmental investigations or enforcement actions, litigation, claims and other proceedings, and could result in significant fines, penalties, and other liability. Additionally, defending against any claims, litigation, regulatory proceedings, or other proceedings can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions or proceedings that may be brought against us, our business may be impaired, and we may suffer reputational and other harm.

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

• the level of taxes that we are required to pay; and

• the availability of capital.

In the U.S., all of our pharmaceutical products are subject to increasing pricing pressures. Such pressures have increased as a result of the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the MMA, due to the enhanced purchasing power of the private sector plans that negotiate on behalf of Medicare beneficiaries. In 2020, HHS and CMS under the Trump administration issued final rules that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. Among other legislative proposals on prescription drug pricing, in November 2021, the Biden administration also announced a prescription drug plan in Build Back Better framework, which proposes allowing Medicare to negotiate prescription drug prices, imposing a tax penalty if drug companies increase their prices faster than inflation, and directly lowering out-of-pocket costs for seniors. Congress is considering legislation that addresses these proposals which, if passed, could have significant impact on prices of prescription drugs covered by Medicare. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our approved products.

Our epinephrine prefilled syringe is marketed without FDA approval and may be subject to enforcement actions by the FDA.

Our epinephrine prefilled syringe prescription product is marketed without FDA approval. This product, like many other prescription drugs on the market that have not been formally evaluated as being effective by the FDA, contains active ingredients that were first marketed prior to the enactment of the Federal Food, Drug, and Cosmetic Act, or FFDCA. The FDA has assessed this product in a program known as the “Prescription Drug Wrap-Up” and has stated that this drug cannot be lawfully marketed unless they comply with certain “grandfather” exceptions to the definition of “new drug” in the FFDCA. These exceptions have been strictly construed by FDA and by the courts, and the FDA has stated that it is unlikely that any of the unapproved prescription drugs on the market, including of our drug, qualify for the exceptions. At any time, the FDA may require that our unapproved prescription drug be submitted for approval and may direct us to recall this product and/or cease marketing the product until they are approved. The FDA may also take enforcement actions based on our marketing of this unapproved product, including but not limited to the issuance of an untitled letter or a warning letter, judicial action seeking an injunction, product seizure and/or civil or criminal penalties. The enforcement posture could change at any time and our ability to market such drugs could terminate with little or no notice. Moreover, if our competitors seek and obtain approval and market FDA-approved prescription products that compete against our unapproved prescription product, we would be subject to a higher likelihood that the FDA may seek to take action against our unapproved product. Such competitors have brought and may bring claims against us alleging unfair competition or related claims.

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

The FDA granted approval of our Atropine Sulfate Injection 0.1mg/mL in the 10mL Luer-Jet® Prefilled Syringe in October 2020, our Dextrose Injection 50% in the 50mL Luer-Jet® Prefilled Syringe in March 2021 and our Morphine Sulfate Injection USP, 1mh/mL 30mL in April 2021.

Our only unapproved product currently on the market is epinephrine prefilled syringes. For the years ended December 31, 2021, 2020, and 2019, we recorded net revenues of $27.8 million, $13.2 million, and $13.9 million, respectively, for epinephrine prefilled syringes. We filed an NDA for our epinephrine prefilled syringes in order to mitigate all risk associated with the marketing of unapproved drug products. Prior to the approval of our NDA submission, we continue to operate in compliance with the FDA Compliance Policy Guide, CPG Sec. 440.100 Marketed New Drugs Without Approved NDAs and ANDAs. In 2020, the HHS announced that termination of the FDA Unapproved Drugs Initiative (UDI), citing that the Compliance Policy Guide (CPG) issued with the UDI was “linked to prescription drug price increases and shortages” and announced its withdrawal. However, under the Biden administration, in May 2021, HHS and FDA, each under new leadership, jointly issued a withdrawal-of-the-termination notice, withdrawing the prior HHS notice of termination issued under the Trump administration, citing multiple legal and factual inaccuracies. New guidance from the agency is anticipated in the future. The long-term impact of this policy and other measures promulgated by the Biden administration on our business remains unclear.

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

In January 2016, the Centers for Medicare and Medicaid Services, or CMS, issued a final rule that helped to clarify many of the changes made to the Medicaid Drug Rebate Program by the Affordable Care Act. The final rule attempts to provide drug manufacturers with the regulatory guidance necessary to ensure proper calculation and reporting of drug product and pricing information. Specifically, the final rule attempts to clarify the definition of what constitutes a manufacturer’s “best price” and aligns it, where appropriate, to the definition of “Average Manufacturer Price”, which is used to calculate drug rebates. Notwithstanding the final rule’s guidance, a number of state and federal government agencies will continue to conduct investigations of manufacturers’ reporting practices with respect to Average Wholesale Prices, or AWP, in which reports of inflated AWP may lead to excessive payments for prescription drugs. These investigations could have a material adverse effect on our business, financial position and results of operations. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In November 2021, the Biden administration also announced a prescription drug plan in Build Back Better framework, which proposes allowing Medicare to negotiate prescription drug prices, imposing a tax penalty if drug companies increase their prices faster than inflation, and directly lowering out-of-pocket costs for seniors. As part of the No Surprises Act and the Consolidated Appropriations Act of 2021, the Biden administration has issued an interim final rule that requires private insurers to report prescription drug costs to the federal government. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear.

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

Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include:

●	the federal Anti-kickback statue, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;
●	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of individually identifiable health information;
●	the FFDCA and similar laws regulating advertisement and labeling;
●	the federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, require applicable manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services under the Open Payments Program, information related to certain payments and other transfers of value made in the previous year to physicians (defined to include doctors of medicine and osteopathy, dentists, podiatrists, optometrists and licensed chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members;
●	the U.S. Foreign Corrupt Practices Act, which prohibits corrupt payments, gifts or transfers of value to non-U.S. officials;
●	non-U.S. and U.S. state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers;
●	state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines, and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources;

●	state and local laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration, and items of value provided to healthcare professionals and entities;
●	state and local laws that require the registration of pharmaceutical sales representatives; and
●	state and foreign laws also govern the privacy, protection and security of personal information (including health information) in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We currently manufacture the starting material for Amphadase® and enoxaparin as well as the APIs for isoproterenol and nitroprusside at our manufacturing facility in China, and we plan to use this facility to manufacture several of the APIs for products in our pipeline. Additionally, we intend to continue to invest in the expansion of this manufacturing facility. Our manufacturing facility and operations in China involve significant risks, including:

●	disruptions in the construction of the manufacturing facility;
●	interruptions to our operations in China or the inability of our manufacturing facility to produce adequate quantities of raw materials or APIs to meet our needs as a result of natural catastrophic events or other causes beyond our control such as power disruptions or widespread disease outbreaks, including the recent outbreaks that impact animal-derived products, such as the importation of pig-derived crude heparin from countries impacted by the African swine flu, and ongoing COVID-19 pandemic, which has resulted in and may in the future result in, business closures, transportation restrictions, import and export complications, and otherwise cause shortages in the supply of raw materials or cause disruptions in our manufacturing capability;
●	product supply disruptions and increased costs as a result of heightened exposure to changes in the policies of the Chinese government, political unrest or unstable economic conditions in China;
●	the imposition of tariffs or other trade barriers as a result of changes in social, political, and economic conditions or in laws, regulations, and policies governing foreign trade, including the tariffs previously implemented and additional tariffs that have been proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which, if implemented, remain uncertain;
●	the nationalization or other expropriation of private enterprises or intellectual property by the Chinese government, which could result in the total loss of our investment in China; and
●	interruptions to our manufacturing or business operations resulting from geo-political actions, including war and terrorism, natural disasters including earthquakes, typhoons, floods, and fires, or outbreaks of health epidemics such as coronavirus, or outbreaks in livestock or animals that impact or restrict importation, use, or distribution of animal-derived products.

Any of these matters could materially and adversely affect our business and results of operations. These interruptions or failures could impair our ability to operate our business, impede the commercialization of our product candidates or delay the introduction of new products, impact our product quality, or impair our competitive position.

We are actively monitoring and assessing the ongoing impact of the COVID-19 pandemic. This includes evaluating the impact on our employees, suppliers, and logistics providers as well as evaluating governmental actions being taken to curtail the spread of the virus. While the Chinese government has been relaxing work restrictions, at this time, it is unclear if the Chinese government will reinstate restrictions or if further restrictions will be put into place by the government in response to new variants. Any material adverse effect on our employees, suppliers, and logistics providers could have a material adverse effect on our manufacturing operations in China or the supply of raw materials or APIs originating from China.

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

We are continuing to expand our international operations as part of our growth strategy. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. There is a possibility that the United States could continue to impose greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. In September 2018, the U.S. Trade Representative (the “USTR”) enacted a tariff on the import of other Chinese products, with a combined import value of approximately $200 billion. Since that time USTR has modified these tariff rates and imposed tariffs on additional goods. Tariffs on imports of APIs and starting materials used in our products, or retaliatory trade measures taken by China or other countries, including restricted access to APIs or starting materials used in our products, causing us to raise prices or make changes to our products, could materially harm our business, financial condition and results of operations. Further, the continued threats of tariffs, trade restrictions, and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Although the United States and China signed a phase one trade deal on January 15, 2020, given the relatively fluid regulatory environment in China and the United States and the focus that the current U.S. Administration has shown on issues related to China along with uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could occur and could directly and adversely impact our financial results and results of operations.

We are subject to various governmental export control and trade sanctions laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate these controls.

In some cases, our products are subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our activities may be subject to trade and economic sanctions, including those administered by the United States Department of the Treasury’s Office of Foreign Assets Control, or OFAC, (collectively, “Trade Controls”). As such, a license may be required to export or re-export our products, or provide related services, to certain countries and end-users, and for certain end-uses. The process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities and these licenses may not be issued.

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

Our business may be affected by new sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine.

As a result of Russia's invasion of Ukraine, the U.S., the U.K. and the EU governments, among others, have developed coordinated sanctions and export-control measure packages.

Based on the public statements to date, these packages include:

●	comprehensive financial sanctions against major Russian banks (including SWIFT cut off);

●	additional designations of Russian individuals with significant business interests and government connections;

●	designations of individuals and entities involved in Russian military activities; and

●	enhanced export controls and trade sanctions targeting Russia's imports of technological goods as a whole, including potentially tighter controls on exports and reexports of dual-use items, stricter licensing policy with respect to issuing export licenses, and/or increased use of "end-use" controls to block or impose licensing requirements on exports.

We currently sell API indirectly to Russian customers. The imposition of enhanced export controls and economic sanctions on transactions with Russia and Russian entities by the U.S., the U.K., and/or the EU could prevent us from selling our products to Russian customers. In addition, even if a Russian entity is not formally subject to sanctions, customers of such Russian entity may decide to reevaluate, or cancel projects with such entity, and such actions could have a similar impact on us as if sanctions were applied directly as described above. Depending on the extent and breadth of new sanctions or export controls that may be imposed against Russia, it is possible that our business, results of operations and financial condition could be adversely affected.

Risks Relating to our Intellectual Property

Our success depends on our ability to obtain, protect, and enforce our intellectual property.

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

In addition, we have registered approximately 16.7 million shares subject to options and RSUs outstanding or reserved for future issuance under our equity compensation plans. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Jack Y. Zhang and Mary Z. Luo, each of whom serves as a director and an executive officer, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2021, Jack Y. Zhang and Mary Z. Luo, or Drs. Zhang and Luo, each of whom serves as one of our directors and executive officers, and their affiliates beneficially own approximately 25.5% of our outstanding common stock, including shares of common stock subject to options exercisable within 60 days of December 31, 2021. Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 27.7% of the outstanding, including shares of our common stock, based on the number of shares outstanding and shares of our common stock subject to options exercisable within 60 days of December 31, 2021. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

Jack Y. Zhang and Mary Z. Luo have each pledged shares of our common stock to secure funds borrowed under existing credit lines from three financial institutions. Each of the lenders has varying rights as a lender, including one which has the right to conduct a forced sale at its sole discretion. An action by one of the lenders could include a sale of certain shares of our common stock pledged as collateral, the sale of which could cause the price our common stock to decline. An action to cure and cover indebtedness by any one of the lenders could also have other negative impacts on our business.

Since September 2015, UBS Bank USA, or UBS Utah, has made extensions of credit up to the amount of $8.0 million to Applied Physics & Chemistry Laboratories, Inc., or APCL, which is controlled by Jack Y. Zhang and Mary Z. Luo. In May 2019, the credit amount was increased to $11.0 million. Since February 2017, UBS AG has also provided an extension of credit up to the amount of $8.0 million to APCL. In 2021, the outstanding UBS AG credit line was transferred to UBS Utah due to a UBS organizational change. As of February 16, 2022, the total outstanding UBS combined credit lines were $17.6 million, which consisted of $11.0 million from UBS Utah plus $6.6 million transferred from UBS AG. The credit lines are secured by a pledge of 2,582,898 shares of our common stock currently held by APCL. Interest on the loans accrues at market rates. UBS has an unlimited and unilateral right to call each of the credit lines for any reason whatsoever.

In October 2017, East West Bank, or East West, entered into an agreement with Drs. Zhang and Luo whereby East West would loan them up to $5.0 million. As of February 16, 2022, the loan is secured by a pledge of 600,000 shares of our common stock held by Dr. Zhang. Interest on the loan accrues at market rates. East West Bank has acceleration rights to protect itself in the event of a default.

During 2021, Drs. Zhang and Luo repaid and terminated a previous loan with Cathay Bank, which had been secured by a pledge of 3,800,000 shares of our common stock held by APCL or Drs. Zhang and Luo.

We are not a party to these loans, which are full recourse against APCL and each of Drs. Zhang and Luo, respectively, and are secured by pledges of a portion of the shares of our common stock currently held by APCL and each of Drs. Zhang and Luo.

In 2021, we created a pledging policy to restrict the pledging of shares by our executive officers and directors. The policy prohibits our executive officers and directors from entering into any transaction whereby the executive officer or director, directly or indirectly, pledges, hypothecates, or otherwise encumbers more than twenty (20) percent of shares of common stock held by the individual or more than five (5) percent of our total outstanding shares of common stock as of the date of the transaction, whichever is lower, as collateral for indebtedness. This restriction extends to any hedging or similar transaction designed to decrease the risks associated with holding our securities. For already existing pledges made by executive officers and directors, those existing pledges must be reduced to no more than twenty (20) percent of the shares of our common stock held by such individual as collateral for indebtedness within three years of December 31, 2021. As a result of this policy, Drs. Zhang and Luo reduced their total number of pledged shares to 3,182,898 in February 2022 from 8,582,898 in February 2021.

If the price of our common stock declines, Drs. Zhang and Luo may be forced by these financial institutions to provide additional collateral for the loans or to sell shares of our common stock held by them in order to remain within the margin limitations imposed under the terms of their loans. Furthermore, the pledged shares of our common stock may be acquired and sold by the lenders. These factors may limit Drs. Zhang and Luo’s ability to either pledge additional shares of our common stock or sell shares of our common stock held by them as a means to avoid or satisfy a margin call with respect to their pledged shares of our common stock in the event of a decline in our stock price that is large enough to trigger a margin call. Any significant sales of shares of our common stock by one or more of these three lenders could cause the price of our common stock to decline further.

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

Although our Board has authorized a share repurchase program, and we repurchased approximately 1.5 million of our shares during 2021 for $28.9 million, any determination to continue to execute our stock repurchase program as planned will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors, as well as our Board's continuing determination that the repurchase program is in the best interests of our shareholders and is in compliance with all laws and agreements applicable to the repurchase program. Our stock repurchase program does not obligate us to acquire any specific number of shares. If we fail to meet any expectations related to stock repurchases, the market price of our stock could decline significantly, and could have a material adverse impact on investor confidence. Additionally, price volatility of our stock over a given period may cause the average price at which we repurchase our own stock to exceed the stock market price at a given point in time.

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

Our business is sensitive to general economic conditions, both inside and outside the U.S. Slower global economic growth, credit market crises, high levels of unemployment, reduced levels of capital expenditures, government deficit reduction, sequestration and other austerity measures and other challenges affecting the global economy adversely affects us and our distributors, customers and suppliers. It is uncertain how long these effects will last or whether economic and financial trends will worsen or improve. Changes in economic conditions and supply chain constraints and steps taken by governments and central banks could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. In an inflationary environment, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation. Such uncertain economic times may have a material adverse effect on our revenues, results of operations, financial condition and, if circumstances worsen, our ability to raise capital at reasonable rates. If slower growth in the global economy or in any of the markets we serve continues for a significant period, if there is significant deterioration in the global economy or such markets or if improvements in the global economy don’t benefit the markets we serve, our business and financial statements could be adversely affected.

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

Our results of operations can be adversely affected by labor shortages, turnover and labor cost increases.

Labor is a primary component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, including high unemployment levels, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations. We are also experiencing and may continue to experience additional pressure in our supply chain due to labor. A sustained labor shortage or increased turnover rates within our employee base, caused by COVID-19 or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our business, financial condition or operating results.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606), or ASC 606, as subsequently amended, which supersedes nearly all existing revenue recognition guidance under GAAP. ASC 606 became effective for us beginning the first quarter of fiscal 2018, and we have adopted it using the modified retrospective transition method. In addition, were we to change our critical accounting estimates, our results of operations could be significantly impacted. These or other changes in accounting principles could adversely affect our financial results. See Note 2 of the Notes to Financial Statements in Part II - Item 8 of this Annual Report on Form 10-K for information regarding the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our manufacturing facilities are located in Rancho Cucamonga and South El Monte, California; Canton, Massachusetts; Éragny-sur-Epte, France; and Nanjing, China. We own or lease a total of 56 buildings at six locations in the U.S., France and China, that comprise 1.7 million square feet of manufacturing, research and development, distribution, packaging, laboratory, office and warehouse space. Our facilities are regularly inspected by the FDA in connection with our product approvals, and we believe that all of our facilities are being operated in material compliance with the FDA’s cGMP regulations.

We continue to expand our facility in Nanjing, China and expect further significant investment.

The following table provides a summary of our owned properties as of December 31, 2021:

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

The properties leased by us have expiration dates ranging from 2022 to 2034 (including certain renewal options). The following table provides a summary of our leased properties:

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

Holders of Record

At March 4, 2022, we had 48,146,865 shares of common stock outstanding held by approximately 140 stockholders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders, including stockholders who are beneficial owners but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2016, with the cumulative stockholder return since December 31, 2016, on two indices: the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index. The graph assumes an initial investment of $100 on December 31, 2016, both in our common stock and each index. It also assumes reinvestment of dividends, if any. Historical stockholder return shown is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$350
$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Amphastar Pharmaceuticals, Inc.
NASDAQ Composite
NASDAQ Pharmaceutical

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2021

The table below provides information with respect to repurchases of our common stock.

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
October 1 – October 31, 2021	163,542	$19.24	163,542	—
November 1 – November 30, 2021	224,850	20.44	224,850	—
December 1 – December 31, 2021	268,276	21.17	268,276	—
(1)	On August 6, 2020, we announced that our Board of Directors authorized an increase of $20 million to our share buyback program. On August 9, 2021, we announced that our Board of Directors authorized an increase of $20 million to our share buyback program. The share buyback program does not have an expiration date. As of December 31, 2021, $8.5 million remained available for repurchase under the program.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2021 other than transactions previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

In this section, we generally discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 to the year ended December 31, 2019, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 15, 2021, which discussion is hereby incorporated herein by reference.

Overview

We are a bio pharmaceutical company that focuses primarily on developing, manufacturing, marketing and selling technically challenging generic and proprietary injectable, inhalation, and intranasal products as well as insulin API products. We currently manufacture and sell over 20 products.

We are currently developing a portfolio of generic abbreviated new drug applications, or ANDAs, biosimilar insulin product candidates, and proprietary product candidates, which are in various stages of development and target a variety of indications. Five of the ANDAs and one NDA are currently on file with the FDA. Additionally, we have one product with tentative FDA approval, Vasopressin, which we plan to launch in the third quarter of 2022, subject to a confidential settlement agreement with the product’s innovator.

Our largest products by net revenues currently include Primatene Mist®, glucagon, epinephrine, enoxaparin sodium injection, lidocaine, naloxone, and phytonadione. In December 2020, the FDA granted approval of our glucagon for injection emergency kit, 1mg, which we launched in February 2021.

To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products, and technologies. These acquisitions collectively have strengthened our core injectable and inhalation product technology infrastructure by providing additional manufacturing, marketing, and research and development capabilities, including the ability to manufacture raw materials, API, and other components for our products.

These acquisitions include marketing authorizations for 33 products in the UK, Ireland, Australia, and New Zealand, representing 11 different injectable chemical entities. We are in the process of transferring the manufacturing of these products to our facilities in California. We plan to launch these products in the UK once we receive the required approvals from the UK Medicines and Healthcare products Regulatory Agency.

In July 2018, our Chinese subsidiary, ANP, completed a private placement of its common equity interest and received approximately $56.3 million of cash proceeds. We retained approximately 58% of the equity interest in ANP following the private placement. During the third quarter of 2021, we restructured the equity ownership of ANP, whereby we repurchased an additional ownership interest in ANP from certain equity holders of ANP (the “Sellers”), and split-off certain subsidiaries of ANP. We paid approximately $29.4 million in cash and contributed approximately 80% of Hanxin Pharmaceutical Technology Co., Ltd, or Hanxin, to the Sellers in exchange for additional ownership interest in ANP, resulting in our ownership of ANP increasing to approximately 85%, while ANP retained approximately 20% of ownership in Hanxin. Hanxin’s wholly-owned subsidiaries, Nanjing Baixin Trading Co., Ltd., and Nanjing Letop Biological Technology Co., Ltd., were included in the split-off of Hanxin.

In August 2021, we entered into a second Share Purchase Agreement, or Second SPA, with the other remaining equity holder of ANP to acquire the remaining approximately 15% of ownership interest in ANP. The total cash paid for this transaction was approximately $22.5 million. As a result of the transaction, our ownership interest in ANP increased to 100%. The Sellers in both transactions include some of our executive officers, directors and other related parties who participated in the ANP Private Placement in 2018, see Note 3 to the condensed consolidated financial statements.

The reduction of our ownership in Hanxin to 20%, resulted in ANP experiencing a “loss of control” of a subsidiary as defined by generally accepted accounting principles, or GAAP. Loss of control is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock in the subsidiary, lacks a controlling financial interest in the subsidiary and, is unable to unilaterally control the subsidiary through other means such as having, or being able to obtain, the power to elect a majority of the subsidiary's board of directors based solely on contractual rights or ownership of shares holding a majority of the voting power of the subsidiary's voting securities. These loss-of-control factors were met with respect to ANP’s ownership interest in Hanxin after the restructuring. Accordingly, we deconsolidated Hanxin and recorded a $13.6 million gain on deconsolidation, which is recognized in other income (expenses), net in the consolidated statement of operations.

Subsequent to the restructuring, during the third quarter of 2021, Hanxin received additional capital contributions from its equity owners further reducing ANP’s ownership interest to approximately 14%.

In addition to the retained noncontrolling investment in Hanxin, we maintain a seat on Hanxin’s board of directors. Additionally, Henry Zhang, a relative of Dr. Jack Zhang and Dr. Mary Luo, holds a significant stake in Hanxin and is Hanxin’s General Manager and Chairman of the Board of Directors. As a result, we determined that we have significant influence over Hanxin, and as such, the retained noncontrolling investment in Hanxin is accounted for as an equity method investment. Hanxin continues to be a related party subsequent to the restructuring.

COVID-19 Pandemic

We are actively monitoring the COVID-19 pandemic, including the Omicron variant, and its impact globally. Currently, our production facilities in all of our locations continue to operate as they had before the COVID-19 pandemic with few changes, other than for enhanced safety measures intended to prevent the spread of the virus.

As a result of the COVID-19 pandemic, during the first half of 2020, sales of Primatene Mist® and certain hospital products increased, while sales of certain products frequently used in elective procedures, such as Cortrosyn® and lidocaine products decreased. We saw these trends continue in late 2020 and early 2021 when COVID-19 cases trended higher. The sales of these products, frequently used in elective procedures, returned to their normal level by the second quarter of 2021.

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

It is not possible at this time to estimate the complete impact that COVID-19 could have on our business, including our customers and suppliers, as the effects will depend on future developments, which are highly uncertain and cannot be predicted. Infections may resurge or become more widespread, including due to new variants and the limitation on our ability to travel and timely sell and distribute our products, as well as any closures or supply disruptions, may be prolonged for extended periods, all of which would have a negative impact on our business, financial condition, and operating results.

Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact on our business due to the continued global economic impact of the COVID-19 pandemic. We cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. See Item 1A, “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Business Segments

As of December 31, 2021, our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) API products. The finished pharmaceutical products segment manufactures markets and distributes Primatene Mist®, glucagon, enoxaparin, naloxone, phytonadione, lidocaine, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes RHI API and porcine insulin API for external customers and internal product development. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Segment Reporting Information.”

Results of Operations

Year ended December 31, 2021 compared to year ended December 31, 2020

Net revenues

	Year Ended December 31,		Change
	2021	2020	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$419,570	$331,368	$88,202	27%
API	18,198	18,478	(280)	(2)%
Total net revenues	$437,768	$349,846	$87,922	25%
Cost of revenues
Finished pharmaceutical products	$209,855	$179,723	$30,132	17%
API	28,174	26,783	1,391	5%
Total cost of revenues	$238,029	$206,506	$31,523	15%
Gross profit	$199,739	$143,340	$56,399	39%
as % of net revenues	46%	41%

The increase in net revenues of finished pharmaceutical products for 2021 was primarily due to the following changes:

	Year Ended December 31,		Change
	2021	2020	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
Primatene Mist®	$73,113	$51,725	$21,388	41%
Epinephrine	57,530	23,799	33,731	142%
Glucagon	47,639	—	47,639	N/A
Phytonadione	45,498	42,646	2,852	7%
Lidocaine	44,413	41,113	3,300	8%
Enoxaparin	35,962	48,681	(12,719)	(26)%
Naloxone	27,540	33,416	(5,876)	(18)%
Other finished pharmaceutical products	87,875	89,988	(2,113)	(2)%
Total finished pharmaceutical products net revenues	$419,570	$331,368	$88,202	27%

We launched glucagon for injection emergency kit, 1mg in the first quarter of 2021. The continued growth in sales of Primatene Mist® was due to increased unit volumes, which was primarily a result of the continued success of our advertising campaign. The increase in sales of epinephrine was primarily due to the launch of our epinephrine injection, USP 30mg/30mL multiple dose vial product in the second quarter of 2020, as well as an increase in unit volumes, as a result of higher demand due to a market shortage for pre-filled syringes. The increase in sales of phytonadione was primarily due to higher average selling price. The increase in sales of lidocaine was primarily due to an increase in unit volumes, as a result of a market shortage. Sales of enoxaparin decreased $12.7 million due to a decrease in unit volumes, as well as a lower average selling price as a competitor re-entered the market during the second quarter of 2021. The decrease in sales of naloxone was primarily due a decrease in unit volumes as well as lower average selling price as a result of a competitor entering the market. The decrease in other finished pharmaceutical products was primarily due to lower unit volumes as a result of competitors returning to their normal distribution levels during the year after being unable to supply market demands in 2020.

We anticipate that sales of naloxone and enoxaparin will continue to fluctuate in the future as a result of changing levels of competition.

Sales of API primarily depend on the timing of customer purchases. In May 2021, we amended the Supply Agreement with MannKind, whereby MannKind’s aggregate total commitment of RHI API under the Supply Agreement was modified and extended for an additional year through 2027, which timeframe would have previously lapsed after calendar year 2026. MannKind has agreed to pay us an amendment fee of $2.0 million. We received the first payment of the amendment fee of $1.0 million in June 2021 which we recognized in net revenues during the year ended December 31, 2021. The remaining $1.0 million of the amendment fee was received in January 2022 and relates to the amendments to the 2022 supply level and will be recognized ratably to net revenues in 2022.

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

Gross Margins

The increase in sales of Primatene Mist®, the launch of glucagon for injection emergency kit during the first quarter of 2021, and the launch of our epinephrine injection multiple dose vial in the second quarter of 2020, which are all higher-margin products, helped increase our gross margins for the year ended December 31, 2021. These increases in gross margins were partially offset by lower pricing and increased costs for enoxaparin, particularly the cost for heparin raw material, which is used as the starting material for enoxaparin.

We are experiencing increased costs for labor and certain purchased components. Additionally, the cost of heparin may increase further, putting downward pressure on our gross margins. However, we believe that this trend will be offset by increased sales of our higher-margin products, including Primatene Mist®, glucagon and new products we anticipate launching in 2022.

Selling, distribution, and marketing, and general and administrative

	Year Ended December 31,		Change
	2021	2020	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$17,486	$14,780	$2,706	18%
General and administrative	51,434	50,377	1,057	2%

The increase in selling, distribution, and marketing expenses was primarily due to marketing and distribution expenses related to Primatene Mist®, including the cost of creating a new commercial for our national digital, television and radio marketing campaign. The increase in general and administrative expense was primarily due to an increase in legal expenses (see Note 20 to the consolidated financial statements for more information regarding litigation matters). This was partially offset by a decrease in compensation expense relating to the separation agreement that we entered into with a former executive during the second quarter of 2020.

We expect that selling, distribution and marketing expenses will increase due to the increase in marketing expenditures for Primatene Mist®. Legal fees may fluctuate from period to period due to the timing of patent challenges and other litigation matters.

Research and development

	Year Ended December 31,		Change
	2021	2020	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$27,461	$27,156	$305	1%
Clinical trials	3,053	6,975	(3,922)	(56)%
FDA fees	443	370	73	20%
Testing, operating and lab supplies	11,150	13,630	(2,480)	(18)%
Depreciation	11,008	10,119	889	9%
Other expenses	7,817	8,979	(1,162)	(13)%
Total research and development expenses	$60,932	$67,229	$(6,297)	(9)%

The decrease in research and development expenses is primarily due to a decrease in clinical trial expense as a result of the completion of one of our clinical trial studies at the end of 2020, and delays in other studies. Additionally, the restructuring of ANP and the deconsolidation of Hanxin and its subsidiaries resulted in a decrease in our testing, operating and lab supplies expenses.

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

Other income (expense), net

	Year Ended December 31,		Change
	2021	2020	Dollars	%

	(in thousands)
Other income (expense), net	$14,536	$(6,585)	$21,121	NM

During the third quarter of 2021, we completed the restructuring of ANP, whereby our ownership interest in ANP increased to 100% and ANP’s ownership interest in Hanxin and its subsidiaries was reduced to approximately 14%. As a result of the loss in control over Hanxin, we deconsolidated Hanxin and recorded a $13.6 million gain on deconsolidation. For more information regarding our ANP restructuring, see Note 3 to the consolidated financial statements. We received a settlement payment, net of contingent legal fees, in the amount of $2.7 million. The payment was related to the settlement of a legal dispute and is recorded as other income (expense), see Note 2 to the consolidated financial statements.

Income tax provision

	Year Ended December 31,		Change
	2021	2020	Dollars	%

	(in thousands)
Income tax provision	$20,630	$3,540	$17,090	NM
Effective tax rate	25%	76%

Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdictions as compared to statutory U.S. federal and state tax rates, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period, but are not consistent from period to period.

For additional information on our income taxes, including information about the impact of the CARES Act, refer to Note 15 to the consolidated financial statements.

Liquidity and Capital Resources

Cash Requirements and Sources

We need capital resources to maintain and expand our business. We expect our cash requirements to increase significantly in the foreseeable future as we sponsor clinical trials for, seek regulatory approvals of, and develop, manufacture and market our current development-stage product candidates and pursue strategic acquisitions of businesses or assets. Our future capital expenditures include projects to upgrade, expand, and improve our manufacturing facilities in the United States and China, including a significant increase in capital expenditure in 2022. We plan to fund this facility expansion with cash flows from operations. Our cash obligations include the principal and interest payments due on our existing loans and lease payments, as described below and throughout this Annual Report on Form 10-K.

As of December 31, 2021, our foreign subsidiaries collectively held $14.7 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

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

Working capital increased $46.8 million to $214.3 million at December 31, 2021, compared to $167.5 million at December 31, 2020.

Cash Flows from Operations

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020

	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$97,994	$57,266
Investing activities	(28,672)	(36,415)
Financing activities	(37,018)	(2,246)
Effect of exchange rate changes on cash	(223)	352
Net increase in cash, cash equivalents, and restricted cash	$32,081	$18,957

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $98.0 million for the year ended December 31, 2021, which included net income of $63.3 million. Non-cash items comprised primarily of $26.8 million of depreciation and amortization, $18.7 million of share-based compensation expense and a $13.6 million gain relating to the deconsolidation of Hanxin and its subsidiaries as result of the ANP restructuring during the third quarter of 2021.

Additionally, for the year ended December 31, 2021, there was a net cash outflow from changes in operating assets and liabilities of $1.9 million, which resulted from an increase in accounts receivable, which was partially offset by a decrease in inventory, as well as an increase in accounts payable and accrued liabilities. Accounts payable and accrued liabilities increased primarily due to the timing of payments. The increase in accounts receivable was due to both increases in sales and the timing of sales.

Net cash provided by operating activities was $57.3 million for the year ended December 31, 2020, which included net income of $1.1 million. Non-cash items comprised primarily of $25.2 million of depreciation and amortization, and $20.5 million of share-based compensation expense.

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

Investing Activities

Net cash used in investing activities was $28.7 million for the year ended December 31, 2021, primarily as a result of $27.5 million in purchases of property, plant, and equipment, which included $15.3 million incurred in the United States, $0.8 million in France, and $11.4 million in China.

Net cash used in investing activities was $36.4 million for the year ended December 31, 2020, primarily as a result of $33.9 million in purchases of property, plant, and equipment, which included $11.5 million incurred in the United States, $2.9 million in France, and $19.5 million in China. Additionally, we purchased $1.1 million in short-term investments in 2020.

Financing Activities

Net cash used in financing activities was $37.0 million for the year ended December 31, 2021, primarily as a result of $53.6 million in payments relating to the purchase of additional ANP ownership interest in connection with the ANP restructuring completed during the third quarter of 2021 (see Note 3 to the condensed consolidated financial statements). We borrowed $70.0 million in connection with a credit agreement with Capital One N.A., which was partially offset by $37.9 million in principal payments on our long-term debt and lines of credit. We used $28.9 million to purchase treasury stock and received $15.9 million in net proceeds from the settlement of share-based compensation awards under our equity plans.

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

Debt and Borrowing Capacity

Our outstanding debt obligations are summarized as follows:

	December 31,
	2021	2020	Change

	(in thousands)
Short-term debt and current portion of long-term debt	$2,202	$12,263	$(10,061)
Long-term debt	74,776	34,186	40,590
Total debt	$76,978	$46,449	$30,529

As of December 31, 2021, we had $84.6 million in unused borrowing capacity under revolving lines of credit with Capital One N.A. and China Merchant Bank.

The weighted average interest rates on lines of credit as of December 31, 2021 and 2020 were 1.8% and 3.8%, respectively. For our loans with Capital One N.A. and East West Bank, we have entered into fixed interest rate swap contracts to exchange the variable interests for fixed interest rates.

For more information regarding our outstanding indebtedness, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt.”

Operating Lease Obligations

As discussed in Note 18 to the consolidated financial statements, as of December 31, 2021 we had a total of $34.4 million of minimum rental payments under operating leases. Of that amount, $4.1 million is due within 12 months as of December 31, 2021.

Purchase obligations

We have certain purchase obligations under which we are required to make minimum payments for items including, but not limited to, inventory and pharmaceutical manufacturing and laboratory equipment. As of December 31, 2021, we had an aggregate amount of approximately $60.0 million. We anticipate that most of these commitments with a remaining term in excess of one year will be fulfilled by 2023.

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

Service revenues derived from research and development contracts is recognized over time based on progress toward complete satisfaction of the performance obligation. For each performance obligation satisfied over time, we assess the proper method to be used for revenue recognition, either an input method to measure progress toward the satisfaction of services or an output method of determining the progress of completion of performance obligation. Revenue from research and development services at ANP was $5.1 million.

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

The provision for chargebacks and rebates is reflected as a component of net revenues. The following table is an analysis of the chargeback and rebate provision:

	Year Ended
	December 31,
	2021	2020

	(in thousands)
Beginning balance	$20,380	$21,644
Provision for chargebacks and rebates	201,133	158,152
Credits and payments issued to third parties	(201,346)	(159,416)
Ending balance	$20,167	$20,380

Changes in the chargeback provision from period to period are primarily dependent on our sales to wholesalers, the level of inventory held by wholesalers, and the wholesalers’ customer mix. Changes in the rebate provision from period to period are primarily dependent on retailer’s and other indirect customers’ purchases. The approach that we use to estimate chargebacks and rebates has been consistently applied for all periods presented. Variations in estimates have been historically small. We continually monitor the provision for chargebacks and rebates and make adjustments when we believe that the actual chargebacks and rebates may differ from the estimates. The settlement of chargebacks and rebates generally occurs within 30 days to 60 days after the sale to wholesalers. Accounts receivable and/or accounts payable and accrued liabilities are reduced and/or increased by the chargebacks and rebate amounts depending on whether we have the right to offset with the customer. Of the provision for chargebacks and rebates as of December 31, 2021 and 2020, $15.6 million and $16.4 million were included as a reduction to accounts receivable, net, on the consolidated balance sheets, respectively. The remaining provision as of December 31, 2021 and 2020, was $4.6 million and $4.0 million, which were included in accounts payable and accrued liabilities, respectively.

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

The provision for product returns is reflected as a component of net revenues. The following table is an analysis of the product return liability:

	Year Ended
	December 31,
	2021	2020

	(in thousands)
Beginning balance	$14,204	$10,339
Provision for product returns	15,005	11,810
Credits issued to third parties	(7,532)	(7,945)
Ending balance	$21,677	$14,204

Of the provision for product returns as of December 31, 2021 and 2020, $16.0 million and $10.2 million were included in accounts payable and accrued liabilities on the consolidated balance sheets, respectively. The remaining provision as of December 31, 2021 and 2020, of $5.7 million and $4.0 million were included in other long-term liabilities, respectively. For the years ended December 31, 2021 and 2020, our aggregate product return rate was 1.7% and 1.4% of qualified sales, respectively.

Inventory

Inventories consist of currently marketed products and products manufactured under contract. Inventories are stated using the first-in, first-out method, on a consistent basis. Inventory is stated at the lower of cost or net realizable value. We adjust inventories to their net realizable value: (i) if a launch of a new product is delayed and inventory may not be fully utilized and could be subject to impairment, (ii) when a product is close to expiration and not expected to be sold, (iii) when a product has reached its expiration date, (iv) when a product is not expected to be sellable, and (v) when the estimated net realizable value is below cost. In determining the estimated net realizable value of an inventory item, we consider factors such as the forecasted average net selling price, the amount of inventory on hand, its remaining shelf life, its regulatory approval status, and current and expected market conditions, including management forecasts and levels of competition.

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

The indefinite-lived intangible asset, the Primatene® trademark acquired in June 2008, and goodwill are tested for impairment annually, in the fourth quarter, or more frequently if indicators of impairment are present. An impairment loss is recorded if the asset’s fair value is less than its carrying value. We also periodically review the Primatene® trademark to determine if events and circumstances continue to support an indefinite useful life. When we choose to perform a qualitative assessment, we evaluate economic, industry and company-specific factors as an initial step. If we determine it is more likely than not that the Primatene® trademark is impaired or the fair value of a reporting unit is less than its carrying amount, further quantitative impairment process is then performed; otherwise, no further testing is required. If the life is no longer indefinite, the asset is tested for impairment, and the carrying value, after recognition of any impairment loss, is amortized over its remaining useful life. No impairment of indefinite-lived intangible asset and goodwill was recorded during the years ended December 31, 2021, 2020, or 2019, respectively.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2021 that could have a material impact on our balance sheets or statement of operations.

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

Investment Risk

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary. As of December 31, 2021, none of our investments experienced any declines in fair value that are other than temporary. We do not enter into investments for trading or speculative purposes.

As of December 31, 2021, we had $13.1 million deposited in five banks located in China, $1.2 million deposited in one bank located in France, and $0.3 million deposited in one bank located in the United Kingdom. We also maintained $102.9 million in cash equivalents that include money market accounts as of December 31, 2021. Additionally, we maintain approximately $6.5 million in investment grade corporate and municipal bonds as of December 31, 2021. The remaining amounts of our cash equivalent as of December 31, 2021, are in non-interest bearing accounts.

As of December 31, 2020, we had $15.0 million deposited in seven banks located in China, $4.7 million deposited in one bank located in France, and $0.4 million deposited in one bank located in the United Kingdom. We also maintained $58.7 million in cash equivalents that include money market accounts as of December 31, 2020. Additionally, we maintain approximately $3.9 million in investment grade corporate and municipal bonds as of December 31, 2020. The remaining amounts of our cash equivalent as of December 31, 2020, are in non-interest bearing accounts.

Interest Rate Risk

Our primary exposure to market risk is interest-rate-sensitive investments and credit facilities, which are affected by changes in the general level of U.S. interest rates. Due to the nature of our short-term investments, we believe that we are not subject to any material interest rate risk with respect to our short-term investments.

As of December 31, 2021, we had $77.0 million in long-term debt and finance leases outstanding. Of this amount, $14.9 million had variable interest rates which were not locked-in through fixed interest rate swap contracts. The debt with variable interest rate exposure had a weighted-average interest rate of 1.8% at December 31, 2021. An increase in the index underlying these rates of 1% (100 basis points) would increase our annual interest expense on the debt with variable interest rate exposure by approximately $0.1 million per year.

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

As of December 31, 2021, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would result in approximately $1.7 million reduction of foreign currency gains, and approximately $2.8 million reduction in other comprehensive income.

As of December 31, 2021 and 2020, our foreign subsidiaries had cash balances denominated in foreign currencies in the amount of $5.7 million and $10.1 million, respectively.

Item 8. Financial Statements and Supplementary Data.

Index to Amphastar Pharmaceuticals, Inc. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Amphastar Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amphastar Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2022 expressed an unqualified opinion thereon.

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

Provision for chargebacks estimate
Description of the Matter

The Company’s provision for chargebacks estimate totaled $15.6 million at December 31, 2021. As described in Note 4 to the consolidated financial statements, a provision for chargebacks is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

Auditing the provision for chargebacks estimate, the resulting impact of which is netted on the statement of operations against product sales, was complex, requires significant judgment, and the amounts involved are material to the financial statements taken as a whole. The significant judgment primarily relates to the estimation of the future wholesale customer mix and related contract pricing, which determine the rates at which future chargebacks on current sales will be paid. Revenue from product sales is recognized upon transfer of control of a product to a customer, generally upon delivery, and is based on an amount that reflects the consideration to which the Company expects to be entitled, which represents an amount that is net of the estimated provision for chargebacks, among other deductions. The estimated provision for chargebacks is based on wholesaler inventory levels, historic chargeback rates, and current contract pricing and wholesaler customer mix.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the provision for chargebacks estimation process. This included testing controls over management’s review of significant assumptions and inputs used in the provision for chargebacks estimate, including actual sales, historical experience and wholesaler inventory levels, customer mix and contract pricing.

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

Inventory lower of cost or net realizable value estimate
Description of the Matter

The Company's inventories totaled $92.8 million as of December 31, 2021 which is net of, amongst other things, provisions to reduce the value of enoxaparin inventory to the lower of its cost and net realizable value. Total charges of $20.7 million related to enoxaparin inventory and related purchase commitments were included in cost of revenues in the Company’s consolidated statement of operations for the year ended December 31, 2021. As explained in Note 2 to the consolidated financial statements, the Company states inventory at the lower of cost and net realizable value. Net realizable value is determined using the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the inventory.

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

Accounting for Amphastar Nanjing Pharmaceuticals, Inc. restructuring transaction
Description of the Matter

In the third quarter of 2021, Amphastar Pharmaceuticals, Inc. executed a Share Purchase Agreement (SPA) to acquire approximately 18% additional ownership interest in Amphastar Nanjing Pharmaceuticals, Inc. (“ANP”) for approximately $29.4 million in cash and a Share Repurchase Agreement (SRA) to contribute 80% ownership interest in one of ANP’s wholly owned subsidiaries, Nanjing Hanxin Pharmaceutical Technology Co., Ltd. ("HX") (together with HX’s wholly owned subsidiaries), in exchange for approximately 10% additional ownership interest in ANP. Upon completion of the restructuring, the Company owned approximately 85% of ANP and ANP owned approximately 20% of HX. As described in Note 3 to the consolidated financial statements, the disposition of HX is accounted for under Accounting Standards Codification (ASC) 810 and the remaining interest in HX is recognized as an equity method investment. The Company recorded a gain of $13.6 million for the year ended December 31, 2021 related to the ANP restructuring transaction. In order to calculate the gain and equity method investment, management was required to estimate the fair value of both the shares received and equity method investment retained.

Auditing the restructuring transaction was complex due to the nature of it being a significant unusual transaction, the involvement of related parties, and significant estimation uncertainty in assumptions used in the valuations of the shares received and equity method investment retained including the discount rate, revenue base and growth rate, gross margin, and earnings before interest and taxes (EBIT). These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its accounting for the ANP restructuring transaction. This included testing controls over management’s judgment and evaluation of underlying assumptions and estimates with regards to the fair values of the shares received and equity method investment retained.

Our substantive audit procedures included, among others, evaluating management’s conclusion that the SPA and SRA should be considered one transaction, and the appropriate accounting for the disposition of HX. We also involved our valuation specialists to assist in testing the significant assumptions used. For example, we compared the significant assumptions to current industry, market and economic trends, to the historical results of the entities and to other guidelines used by companies within the same industry. Further, we assessed the Company’s disclosures related to the transaction pertaining to the related party transaction.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998.

Irvine, California

March 11, 2022

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$126,353	$92,642
Restricted cash	235	1,865
Short-term investments	10,320	12,977
Restricted short-term investments	2,200	2,200
Accounts receivable, net	78,804	66,005
Inventories	92,807	96,831
Income tax refunds and deposits	126	385
Prepaid expenses and other assets	7,274	6,777
Total current assets	318,119	279,682

Property, plant, and equipment, net	244,244	260,055
Finance lease right-of-use assets	353	612
Operating lease right-of-use assets	26,894	20,042
Investment in unconsolidated affiliate	3,985	—
Goodwill and intangible assets, net	38,870	40,615
Other assets	16,665	5,250
Deferred tax assets	22,399	24,980
Total assets	$671,529	$631,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$89,545	$95,504
Income taxes payable	9,081	1,077
Current portion of long-term debt	2,202	12,263
Current portion of operating lease liabilities	2,982	3,357
Total current liabilities	103,810	112,201

Long-term reserve for income tax liabilities	6,531	4,709
Long-term debt, net of current portion and unamortized debt issuance costs	74,776	34,186
Long-term operating lease liabilities, net of current portion	24,703	17,464
Deferred tax liabilities	534	741
Other long-term liabilities	15,653	13,212
Total liabilities	226,007	182,513
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 56,440,202 and 47,714,912 shares issued and outstanding as of December 31, 2021 and 54,760,922 and 47,495,439 shares issued and outstanding as of December 31, 2020, respectively	6	5
Additional paid-in capital	422,423	410,061
Retained earnings	180,337	117,773
Accumulated other comprehensive loss	(6,765)	(3,721)
Treasury stock	(150,479)	(121,812)
Total Amphastar Pharmaceuticals, Inc. stockholders’ equity	445,522	402,306
Non-controlling interests	—	46,417
Total equity	445,522	448,723
Total liabilities and stockholders’ equity	$671,529	$631,236

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net revenues	$437,768	$349,846	$322,357
Cost of revenues	238,029	206,506	190,434
Gross profit	199,739	143,340	131,923

Operating expenses:
Selling, distribution, and marketing	17,486	14,780	12,830
General and administrative	51,434	50,377	50,279
Research and development	60,932	67,229	68,853
Total operating expenses	129,852	132,386	131,962

Income (loss) from operations	69,887	10,954	(39)

Non-operating income (expenses):
Interest income	601	642	997
Interest expense	(885)	(374)	(119)
Other income (expenses), net	14,536	(6,585)	59,389
Total non-operating income (expenses), net	14,252	(6,317)	60,267

Income before income taxes	84,139	4,637	60,228
Income tax provision	20,630	3,540	13,723
Income before equity in losses of unconsolidated affiliate	63,509	1,097	46,505

Equity in losses of unconsolidated affiliate	(208)	—	—

Net income	$63,301	$1,097	$46,505

Net income (loss) attributable to non-controlling interests	$1,185	$(306)	$(2,434)

Net income attributable to Amphastar Pharmaceuticals, Inc.	$62,116	$1,403	$48,939

Net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders:
Basic	$1.30	$0.03	$1.04

Diluted	$1.25	$0.03	$0.98

Weighted-average shares used to compute net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders:
Basic	47,777	47,038	46,982

Diluted	49,784	49,124	49,907

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income attributable to Amphastar Pharmaceuticals, Inc.	$62,116	$1,403	$48,939

Other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc., net of income taxes
Reclassification of adjustment for amounts included in net income	(362)	—	—
Foreign currency translation adjustment	(2,943)	1,121	(576)
Change in pension obligations	261	(155)	(98)
Total other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	(3,044)	966	(674)

Total comprehensive income attributable to Amphastar Pharmaceuticals, Inc.	$59,072	$2,369	$48,265

See accompanying notes to consolidated financial statements.

Amphastar Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock		Total
			Additional		Other			Amphastar	Non-
			Paid-in	Retained	Comprehensive			Stockholders'	controlling
	Shares	Amount	Capital	Earnings	Income (loss)	Shares	Amount	Equity	Interest	Total
Balance as of December 31, 2018	51,438,675	5	344,434	67,485	(4,013)	(4,807,557)	(75,476)	332,435	31,924	364,359
Beginning balance adjustment as a result of the adoption of new accounting standards	—	—	—	(54)	—	—	—	(54)	—	(54)
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	48,939	—	—	—	48,939	—	48,939
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(674)	—	—	(674)	—	(674)
Proceeds from the private placement of ANP	—	—	2,588	—	—	—	—	2,588	16,378	18,966
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(2,434)	(2,434)
Purchase of treasury stock	—	—	—	—	—	(1,122,781)	(22,291)	(22,291)	—	(22,291)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(140)	—	—	11,823	140	—	—	—
Issuance of common stock in connection with the Company's equity plans	1,056,808	—	3,421	—	—	—	—	3,421	—	3,421
Share-based compensation expense	—	—	17,001	—	—	—	—	17,001	294	17,295
Balance as of December 31, 2019	52,495,483	5	367,305	116,370	(4,687)	(5,918,515)	(97,627)	381,366	46,162	427,528
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	1,403	—	—	—	1,403	—	1,403
Other comprehensive income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	966	—	—	966	—	966
Acquisition of additional ownership interest in ANP	—	—	—	—	—	—	—	—	(106)	(106)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(306)	(306)
Purchase of treasury stock	—	—	—	—	—	(1,366,915)	(24,425)	(24,425)	—	(24,425)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(240)	—	—	19,947	240	—	—	—
Issuance of common stock in connection with the Company's equity plans	2,265,439	—	23,165	—	—	—	—	23,165	—	23,165
Share-based compensation expense	—	—	19,831	—	—	—	—	19,831	667	20,498
Balance as of December 31, 2020	54,760,922	5	410,061	117,773	(3,721)	(7,265,483)	(121,812)	402,306	46,417	448,723
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	62,116	—	—	—	62,116	—	62,116
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(2,682)	—	—	(2,682)	—	(2,682)
ANP restructuring (see Note 3)	—	—	(22,162)	448	(362)	—	—	(22,076)	(46,641)	(68,717)
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	—	1,185	1,185
Purchase of treasury stock	—	—	—	—	—	(1,477,305)	(28,873)	(28,873)	—	(28,873)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(206)	—	—	17,498	206	—	—	—
Issuance of common stock in connection with the Company's equity plans	1,679,280	1	15,924	—	—	—	—	15,925	—	15,925
Share-based compensation expense	—	—	18,806	—	—	—	—	18,806	(961)	17,845
Balance as of December 31, 2021	56,440,202	$6	$422,423	$180,337	$(6,765)	(8,725,290)	$(150,479)	$445,522	$—	$445,522

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$63,301	$1,097	$46,505
Reconciliation to net cash provided by operating activities:
Loss on disposal of assets	348	240	1,036
Gain on deconsolidation of subsidiary	(13,587)	—	—
Depreciation of property, plant, and equipment	22,196	20,491	17,073
Amortization of product rights, trademarks, and patents	1,290	1,036	1,037
Operating lease right-of-use asset amortization	3,266	3,653	3,011
(Income) loss on equity method investment	208	—	—
Share-based compensation expense	18,687	20,498	17,295
Changes in reserve for uncertain tax positions	1,821	1,285	3,010
Changes in deferred taxes, net	2,388	(162)	4,542
Changes in operating assets and liabilities:
Accounts receivable, net	(14,921)	(20,160)	6,702
Inventories	1,258	15,297	(41,103)
Prepaid expenses and other assets	3,572	(2,049)	(3,604)
Income tax refunds, deposits, and payable, net	8,349	(972)	591
Operating lease liabilities	(3,198)	(3,597)	(2,613)
Accounts payable and accrued liabilities	3,016	20,609	(11,720)
Net cash provided by operating activities	97,994	57,266	41,762

Cash Flows From Investing Activities:
Purchases and construction of property, plant, and equipment	(27,456)	(33,855)	(41,555)
Purchase of investments	(17,375)	(13,557)	(8,815)
Maturity of investments	18,771	12,411	—
Payment of deposits and other assets	(2,612)	(1,414)	(157)
Net cash used in investing activities	(28,672)	(36,415)	(50,527)

Cash Flows From Financing Activities:
Proceeds from the private placement of ANP		—	18,298
Acquisition of additional ownership interest in ANP	—	(106)	—
ANP restructuring (see Note 3)	(53,592)	—	—
Proceeds from equity plans, net of withholding tax payments	15,925	23,165	3,421
Purchase of treasury stock	(28,873)	(24,425)	(22,291)
Settlement of ANP equity awards	(839)	—	—
Debt issuance costs	(1,738)	—	—
Proceeds from borrowing under lines of credit	—	1,238	—
Repayments under lines of credit	(1,161)	—	(347)
Proceeds from issuance of long-term debt	70,000	6,283	3,570
Principal payments on long-term debt	(36,740)	(8,401)	(6,434)
Net cash used in financing activities	(37,018)	(2,246)	(3,783)

Effect of exchange rate changes on cash	(223)	352	(104)

Net increase (decrease) in cash, cash equivalents, and restricted cash	32,081	18,957	(12,652)

Cash, cash equivalents, and restricted cash at beginning of period	94,507	75,550	88,202

Cash, cash equivalents, and restricted cash at end of period	$126,588	$94,507	$75,550

Noncash Investing and Financing Activities:
Capital expenditure included in accounts payable	$9,488	$11,136	$10,622
Operating lease right-of-use assets	$11,041	$4,819	$7,978
Equipment acquired under finance leases	$107	$61	$143

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$2,109	$2,199	$2,435
Income taxes paid	$8,096	$3,411	$5,717

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and are prepared in accordance with United States generally accepted accounting principles, or GAAP. All intercompany activity has been eliminated in the preparation of the consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company.

The Company’s subsidiaries include: (1) International Medication Systems, Limited, or IMS, (2) Armstrong Pharmaceuticals, Inc., or Armstrong, (3) Amphastar Nanjing Pharmaceuticals Inc., or ANP, (4) Amphastar France Pharmaceuticals, S.A.S., or AFP, (5) Amphastar UK Ltd., or AUK, and (6) International Medication Systems (UK) Limited, or IMS UK.

COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the ongoing novel coronavirus pandemic, or COVID-19. The complete extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the information is constantly evolving. The Company considered the impact of COVID-19 on the assumptions and estimates used to determine the results reported and asset valuations as of December 31, 2021.

All of the Company’s production facilities continued to operate during the year as they had prior to the COVID-19 pandemic with very little change, other than for enhanced safety measures intended to prevent the spread of the virus.

It is not possible at this time to estimate the complete impact that COVID-19 could have on the Company’s business, including its customers and suppliers, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. The Company will continue to monitor the impact of COVID-19 on all aspects of its business.

Investments in Unconsolidated Affiliate

The Company applies the equity method of accounting for investments when it has significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the earnings or losses resulting from these investments is reported as “Equity in earnings (losses) of unconsolidated affiliate” in the consolidated statements of operations. Investments accounted for using the equity method may be reported on a lag of up to three months if financial statements of the investee are not available in sufficient time for the investor to apply the equity method as of the current reporting date. The determination of whether an investee’s results are recorded on a lag is made on an investment-by-investment basis.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of equity method investments is reported as “Equity method investment” in the consolidated balance sheets. The Company’s equity method investment are reported at cost and adjusted each period for the Company’s share of the investee’s earnings or losses and dividends paid, if any.

The Company assesses equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. If the decline in value is considered to be other than temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment. No such impairment was identified for any of the periods presented.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The principal accounting estimates include: determination of allowances for credit losses, fair value of financial instruments, allowance for discounts, provision for chargebacks and rebates, provision for product returns, adjustment of inventory to its net realizable values, impairment of investment, long-lived and intangible assets and goodwill, accruals for workers’ compensation liabilities, litigation reserves, stock price volatilities for share-based compensation expense, valuation allowances for deferred tax assets, and liabilities for uncertain income tax positions.

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

The Company’s French subsidiary, AFP, maintains its book of record in euros. AUK’s subsidiary, IMS UK, maintains its book of record in British pounds. These local currencies have been determined to be the subsidiaries’ respective functional currencies. These books of record are translated into USD using average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transactions. Translation adjustments are reflected in stockholders’ equity and are included as a component of other accumulated comprehensive income (loss). The unrealized gains or losses of intercompany foreign currency transactions that are of a long-term investment nature are reported in other accumulated comprehensive income (loss). The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature for the years ended December 31, 2021, 2020, and 2019 were a $2.6 million loss, a $3.0 million gain, and a $0.7 million loss, respectively.

Comprehensive Income (Loss)

For the years ended December 31, 2021, 2020 and 2019, the Company included its foreign currency translation gain (loss) and change in pension obligation of its defined benefit pension plan as part of its comprehensive income (loss). There was no material income tax provision (benefit) allocated to other comprehensive loss for the years ended December 31, 2021 and 2019. Income tax expense of $0.9 million was allocated to other comprehensive income for the year ended December 31, 2020.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling Costs

For each of the years ended December 31, 2021, 2020, and 2019, the Company included shipping and handling costs of approximately $4.3 million in selling, distribution and marketing expenses in the accompanying consolidated statements of operations.

Advertising Expense

Advertising expenses, primarily associated with Primatene Mist® are recorded as they are incurred, except for expenses related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented, and are reflected as a component of selling, distribution and marketing in the Company’s consolidated statement of operations. For the years ended December 31, 2021, 2020, and 2019, advertising expenses were $8.1 million, $5.8 million, and $4.3 million, respectively.

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

The Company may produce or purchase inventories prior to or with the expectation of receiving regulatory approval in the near term, based on operational decisions about the most effective use of existing resources. This inventory is referred to as pre-launch inventory. It is the Company’s accounting policy that the pre-launch inventory is capitalized if it has a probable future economic benefit at the time it is purchased or manufactured. If regulatory approval is received and previously expensed pre-launch inventory is sold, such sales may contribute up to a 100% margin to the Company’s operating results. Pre-launch inventory costs include cost of work in process, materials, and finished drug products. As of December 31, 2021, 2020, and 2019, the Company did not have material capitalized pre-launch inventory.

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

Investments

Investments as of December 31, 2021 and 2020 consisted of certificates of deposit and investment grade corporate bonds with original maturity dates between 3 and 15 months.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash is collateral required for the Company to guarantee certain vendor payments in France. As of December 31, 2021 and 2020, the restricted cash balance was $0.2 million and $1.9 million, respectively.

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letters of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months, but less than one year. As of December 31, 2021 and 2020, the balance of restricted short-term investments was $2.2 million.

Allowance for Credit Losses

The Company evaluates the collectability of accounts receivable based on a combination of factors. When the Company is aware of circumstances that may impair a customer’s ability to pay subsequent to the original sale, the Company records a specific allowance to reduce the amounts receivable to the amount that the Company reasonably believes to be collectable. For all other customers, the Company recognizes an allowance for credit losses based on factors that include the length of time the receivables are past due, industry and geographic concentrations, the current economic conditions and historical collection experience. As of December 31, 2021 and 2020, the Company's allowance for credit losses was $2.3 million and $1.3 million, respectively.

Inventories

Inventories consist of currently marketed products and products manufactured under contract. Inventories are stated using the first-in, first-out method, on a consistent basis. The Company states inventory at the lower of cost or net realizable value. Provisions are made for slow-moving, unsellable, or obsolete items. Net realizable value is determined using the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

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

Self-Insured Claims

The Company is primarily self-insured, up to certain limits, for workers’ compensation claims. The Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $350,000 annually or aggregate claims exceeding $3.5 million annually. The cost of claims reported and an estimate of claims incurred but not reported are charged to operating expenses. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in accrued liabilities in the accompanying consolidated balance sheets. Total expense under the program was approximately $0.5 million, $0.5 million, and $0.4 million, for the years ended December 31, 2021, 2020 and 2019, respectively. The self-insured claims liability was $4.1 million and $4.5 million at December 31, 2021 and 2020, respectively. The determination of such claims and expenses and the appropriateness of the related liability is reviewed periodically and updated, as necessary. Changes in estimates are recorded in the period identified.

Litigation, Commitments and Contingencies

Litigation, commitments and contingencies are accrued when management, after considering the facts and circumstances of each matter as then known to management, has determined it is probable a liability will be found to have been incurred and the amount of the loss can be reasonably estimated. When only a range of amounts is reasonably estimable and no amount within the range is more likely than another, the low end of the range is recorded. Legal fees are expensed as incurred. Due to the inherent uncertainties surrounding gain contingencies, the Company generally does not recognize potential gains until realized.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter of 2021, the Company settled a legal dispute with an unaffiliated third party and subsequently received a settlement payment, net of contingent legal fees, in the amount of $2.7 million. The net amount of $2.7 million was recorded as other income in the other income (expense), net line in the consolidated statements of operations.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

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

In May 2021, the Company’s Board of Directors approved a plan for the restructuring of the equity ownership of ANP, whereby the Company purchased an additional ownership interest in ANP from certain equity holders of ANP, or the Sellers, and split-off certain subsidiaries of ANP. Under the terms of the restructuring plan, the Company entered into a Share Purchase Agreement, or SPA, with certain of the Sellers to acquire an approximately 18% additional ownership interest in ANP for approximately $29.4 million in cash. The Company also entered into a Share Repurchase Agreement, or SRA, with certain of the Sellers, whereby the Company contributed 80% of its ownership interest in Hanxin and Hanxin’s existing subsidiaries, Baixin and Letop, to the Sellers in exchange for an approximately 10% additional ownership interest in ANP. In July 2021, after receiving regulatory approval, the Company completed these transactions, and the Company’s ownership in ANP increased to approximately 85%.

In August 2021, the Company entered into a second Share Purchase Agreement, or Second SPA, with the other sole remaining equity holder of ANP to acquire the remaining approximately 15% of ownership interest in ANP. The total cash payment by the Company for this transaction was approximately $22.5 million. Following completion of the transaction, the Company’s ownership of ANP increased to 100%.

Certain of the Sellers were the Company’s executive officers, directors and other related parties. The Sellers who participated in the SPA included executives of the Company William J. Peters, Rong Zhou, and Jacob Liawatidewi; directors of the Company Howard Lee and Richard Koo; relatives of Dr. Jack Zhang and Dr. Mary Luo, Henry Zhang, Qingqing Chen, Chongqing Zhang, Lu Zhang, and James Luo, or entities related to such persons.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

being able to obtain, the power to elect a majority of the subsidiary's board of directors based solely on contractual rights or ownership of shares holding a majority of the voting power of the subsidiary's voting securities. These loss-of-control factors were met with respect to ANP’s ownership interest in Hanxin after the restructuring.

Accordingly, upon completion of the SRA in the third quarter, the Company deconsolidated Hanxin and recorded a $13.6 million gain on deconsolidation, which is recognized in other income (expenses), net, in the consolidated statement of operations for the year ended December 31, 2021. Of the $13.6 million gain recorded, approximately $2.7 million related to the remeasurement to fair value of the retained noncontrolling investment in Hanxin. The remainder of the gain relates to the excess of the fair value the consideration received, over the book value of Hanxin’s net assets.

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

As an equity method investment, the retained noncontrolling 20% investment in Hanxin was recorded at fair value in the amount of $4.2 million at the date of the transaction, which exceeds the amount of underlying equity in Hanxin’s net assets by $2.7 million. This basis difference was deemed to be a premium in excess of fair value, which is referred to as equity method goodwill, and is recorded within the “Investment in unconsolidated affiliate” line on the Company’s consolidated balance sheets. The fair value of the noncontrolling investment in Hanxin was determined using a discounted cash flow model using Level 3 inputs, including discount rates between 25% and 27%, revenue base and growth rate, gross margins, and earnings before interest and taxes (EBIT).

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Service revenues derived from research and development contracts is recognized over time based on progress toward complete satisfaction of the performance obligation. For each performance obligation satisfied over time, the Company assesses the proper method to be used for revenue recognition, either an input method to measure progress toward the satisfaction of services or an output method of determining the progress of completion of performance obligation. Revenue from research and development services at ANP was $5.1 million.

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

The provision for chargebacks and rebates is reflected as a component of net revenues. The following table is an analysis of the chargeback and rebate provision:

	Year Ended December 31,
	2021	2020

	(in thousands)
Beginning balance	$20,380	$21,644
Provision for chargebacks and rebates	201,133	158,152
Credits and payments issued to third parties	(201,346)	(159,416)
Ending balance	$20,167	$20,380

Changes in the chargeback provision from period to period are primarily dependent on the Company’s sales to its wholesalers, the level of inventory held by wholesalers, and the wholesalers’ customer mix. Changes in the rebate provision from period to period are primarily dependent on retailer’s and other indirect customers’ purchases. The approach that the Company uses to estimate chargebacks has been consistently applied for all periods presented. Variations in estimates have been historically small. The Company continually monitors the provision for chargebacks and rebates and makes adjustments when it believes that the actual chargebacks and rebates may differ from the estimates. The settlement of chargebacks and rebates generally occurs within 30 days to 60 days after the sale to wholesalers. Accounts receivable and/or accounts payable and accrued liabilities are reduced and/or increased by the chargebacks and rebate amounts depending on whether the Company has the right to offset with the customer. Of the provision for chargebacks and rebates as of December 31, 2021 and 2020, $15.6 million and $16.4 million were included as a reduction to accounts receivable, net, on the consolidated balance sheets, respectively. The remaining provision as of December 31, 2021 and 2020 was $4.6 million and $4.0 million, respectively, which were included in accounts payable and accrued liabilities, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The provision for product returns is reflected as a component of net revenues. The following table is an analysis of the product return liability:

	Year Ended December 31,
	2021	2020

	(in thousands)
Beginning balance	$14,204	$10,339
Provision for product returns	15,005	11,810
Credits issued to third parties	(7,532)	(7,945)
Ending balance	$21,677	$14,204

Of the provision of product returns as of December 31, 2021 and 2020, $16.0 million and $10.2 million were included in accounts payable and accrued liabilities on the consolidated balance sheets, respectively. The remaining provision as of December 31, 2021 and 2020, of $5.7 million and $4.0 million were included in other long-term liabilities, respectively. For the years ended December 31, 2021 and 2020, the Company’s aggregate product return rate was 1.7% and 1.4% of qualified sales, respectively.

Note 5. Income per Share Attributable to Amphastar Pharmaceuticals, Inc. Stockholders

Basic net income per share attributable to Amphastar Pharmaceuticals Inc. stockholders is calculated based upon the weighted-average number of shares outstanding during the period. Diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders gives effect to all potential dilutive shares outstanding during the period, such as stock options, non-vested restricted stock units, and shares issuable under the Company’s Employee Stock Purchase Plan, or ESPP.

For the year ended December 31, 2021, options to purchase 1,906,029 shares of stock with a weighted-average exercise price of $20.82 per share, and the reallocation of net income attributable to non-controlling interest were excluded from the computation of diluted net income per common share attributable to Amphastar Pharmaceuticals, Inc. stockholders because the effect would be anti-dilutive.

For the year ended December 31, 2020, options to purchase 1,917,437 shares of stock with a weighted-average exercise price of $20.85 per share, and the reallocation of net income attributable to non-controlling interest were excluded from the computation of diluted net income per common share attributable to Amphastar Pharmaceuticals, Inc. stockholders because the effect would be anti-dilutive.

For the year ended December 31, 2019, options to purchase 803,257 shares of stock with a weighted-average exercise price of $21.99 per share, and the reallocation of net income attributable to non-controlling interest were excluded from

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the computation of diluted net income per common share attributable to Amphastar Pharmaceuticals, Inc. stockholders because the effect would be anti-dilutive.

The following table provides the calculation of basic and diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. shareholders for each of the periods presented:

	Year Ended December 31,
	2021	2020	2019

	(in thousands, except per share data)
Basic and dilutive numerator:
Net income attributable to Amphastar Pharmaceuticals, Inc.	$62,116	$1,403	$48,939
Denominator:
Weighted-average shares outstanding — basic	47,777	47,038	46,982

Net effect of dilutive securities:
Incremental shares from equity awards	2,007	2,086	2,925
Weighted-average shares outstanding — diluted	49,784	49,124	49,907
Net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders — basic	$1.30	$0.03	$1.04
Net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders — diluted	$1.25	$0.03	$0.98

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

The finished pharmaceutical products segment manufactures, markets and distributes Primatene Mist®, glucagon, enoxaparin, naloxone, phytonadione, lidocaine, epinephrine, various critical and non-critical care drugs, as well as certain contract manufacturing and contract research revenues. The API segment manufactures and distributes recombinant human insulin API and porcine insulin API for external customers and internal product development.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected financial information by reporting segment is presented below:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Net revenues:
Finished pharmaceutical products	$419,570	$331,368	$302,000
API	18,198	18,478	20,357
Total net revenues	437,768	349,846	322,357

Gross profit (loss):
Finished pharmaceutical products	209,715	151,645	136,576
API	(9,976)	(8,305)	(4,653)
Total gross profit	199,739	143,340	131,923

Operating expenses	129,852	132,386	131,962

Income (loss) from operations	69,887	10,954	(39)
Non-operating income (expenses)	14,252	(6,317)	60,267

Income before income taxes	$84,139	$4,637	$60,228

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Finished pharmaceutical products net revenues:
Primatene Mist®	$73,113	$51,725	$18,065
Epinephrine	57,530	23,799	13,885
Glucagon	47,639	—	—
Phytonadione	45,498	42,646	45,786
Lidocaine	44,413	41,113	46,013
Enoxaparin	35,962	48,681	42,695
Naloxone	27,540	33,416	34,761
Other finished pharmaceutical products	87,875	89,988	100,795
Total finished pharmaceutical products net revenues	$419,570	$331,368	$302,000

The amount of depreciation and amortization expense included in cost of revenues, by reporting segments is presented below:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Depreciation and amortization expense
Finished pharmaceutical products	$6,003	$5,766	$5,581
API	4,222	3,264	1,477
Total depreciation and amortization expense	$10,225	$9,030	$7,058

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net revenues and carrying values of long-lived assets by geographic regions are as follows:

	Net Revenue			Long-Lived Assets
	Year Ended December 31,			December 31,
	2021	2020	2019	2021	2020

	(in thousands)
United States	$419,869	$333,093	$304,896	$134,731	$129,401
China	6,020	3,161	1,481	91,876	98,538
France	11,879	13,592	15,980	44,884	52,770
Total	$437,768	$349,846	$322,357	$271,491	$280,709

Note 7. Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. The Company considers these three customers to be its major customers, as each individually and these customers collectively, represented a significant percentage of the Company’s net revenue for the years ended December 31, 2021, 2020, and 2019, and accounts receivable as of December 31, 2021 and 2020, respectively. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
	December 31,	December 31,	Year Ended December 31,
	2021	2020	2021	2020	2019
AmerisourceBergen	13%	9%	24%	23%	24%
McKesson	30%	24%	21%	22%	25%
Cardinal Health	20%	17%	16%	17%	22%

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

As of December 31, 2021, cash equivalents include money market accounts. Investments consist of certificates of deposit as well as investment-grade municipal bonds with original maturity dates between 3 and 15 months. The certificates of deposit are carried at amortized cost in the Company’s consolidated balance sheet, which approximates their fair value determined based on Level 2 inputs. The corporate and municipal bonds are classified as held-to-maturity and are carried at amortized cost net of allowance for credit losses, which approximates their fair value determined based on Level 2 inputs. The restrictions on restricted cash and investments have a negligible effect on the fair value of these financial assets.

The fair value of the Company’s financial assets and liabilities measured on a recurring basis as of December 31, 2021 and 2020, are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Cash equivalents - money market	$102,863	$102,863	$—	$—
Restricted cash - money market	235	235	—	—
Short-term investments - certificates of deposit	5,103	—	5,103	—
Restricted short-term investments - certificates of deposit	2,200	—	2,200	—
Corporate and municipal bonds	6,984	—	6,984	—
Interest rate swap related to variable rate loans	596	—	596	—
Fair value measurement as of December 31, 2021	$117,981	$103,098	$14,883	$—

Cash equivalents - money market	$58,710	$58,710	$—	$—
Restricted cash - money market	1,865	1,865	—	—
Short-term investments - certificates of deposit	9,089	—	9,089	—
Restricted short-term investments - certificates of deposit	2,200	—	2,200	—
Corporate and municipal bonds	3,855	—	3,855	—
Interest rate swap related to variable rate loans	(902)	—	(902)	—
Fair value measurement as of December 31, 2020	$74,817	$60,575	$14,242	$—

The Company does not hold any Level 3 instruments that are measured at fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include investments in unconsolidated affiliates, long-lived assets, goodwill, and intangible assets for which the fair value is determined as part of the related impairment test. As of December 31, 2021 and 2020, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

The deferred compensation plan assets are valued using the cash surrender value of the life insurance policies and are not included in the table above.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Investments

A summary of the Company’s investments that are classified as held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Corporate bonds (due within 1 year)	$2,481	$—	$(3)	$2,478
Corporate bonds (due within 1 to 3 years)	1,248	—	(3)	1,245
Municipal bonds (due within 1 year)	3,263	—	(2)	3,261
Total investments as of December 31, 2021	$6,992	$—	$(8)	$6,984

Corporate bonds (due within 1 year)	$1,560	$—	$(1)	$1,559
Municipal bonds (due within 1 year)	2,297	—	(1)	2,296
Total investments as of December 31, 2020	$3,857	$—	$(2)	$3,855

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

Investment in Hanxin

As a result of the ANP restructuring that was completed during the third quarter of 2021 (see Note 3), and subsequent investments by other equity holders of Hanxin, the Company has a 14% noncontrolling investment in Hanxin that is accounted for as an equity method investment.

The Company accounts for its share of the earnings or losses of Hanxin with a reporting lag of three months, as the financial statements of Hanxin are not completed on a basis that is sufficient for the Company to apply the equity method on a current basis. The Company’s share of Hanxin’s losses for the year ended December 31, 2021 was $0.2 million, which was recorded in the “Equity in losses of unconsolidated affiliate” line on the consolidated statement of operations.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights	10	$9,445	$5,116	$4,329
Patents	12	486	340	146
Land-use rights	39	2,540	683	1,857
Subtotal	12	12,471	6,139	6,332
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,313	—	3,313
Subtotal	*	32,538	—	32,538
As of December 31, 2021	*	$45,009	$6,139	$38,870

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights	10	$9,561	$4,223	$5,338
Patents	12	486	297	189
Land-use rights	39	2,540	617	1,923
Subtotal	12	12,587	5,137	7,450
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,940	—	3,940
Subtotal	*	33,165	—	33,165
As of December 31, 2020	*	$45,752	$5,137	$40,615
*	Intangible assets with indefinite lives have an indeterminable average life.

Goodwill

The changes in the carrying amounts of goodwill were as follows:

	December 31,
	2021	2020

	(in thousands)
Beginning balance	$3,940	$3,634
ANP restructuring	(374)	—
Currency translation	(253)	306
Ending balance	$3,313	$3,940

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene Mist®, an over-the-counter bronchodilator product, recorded at the allocated fair value of $29.2 million, which is its carrying value as of December 31, 2021.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Amortization

Included in cost of revenues for the years ended December 31, 2021, 2020 and 2019 is product rights amortization expense of $1.0 million, $1.2 million, and $1.0 million, respectively.

As of December 31, 2021, the expected amortization expense for all amortizable intangible assets during the next five fiscal years ended December 31 and thereafter is as follows:

(in thousands)
2022	$1,045
2023	1,035
2024	1,035
2025	1,035
2026	584
Thereafter	1,598
Total amortizable intangible assets	6,332
Indefinite-lived intangibles	32,538
Total intangibles (net of accumulated amortization)	$38,870

Note 11. Inventories

Inventories consist of the following:

	December 31,
	2021	2020

	(in thousands)
Raw materials and supplies	$41,853	$47,051
Work in process	33,298	37,257
Finished goods	17,656	12,523
Total inventories	$92,807	$96,831

Charges of $24.6 million, $13.9 million, and $9.4 million were included in the cost of revenues in the Company’s consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019, respectively, to adjust the Company’s inventory and related purchase commitments to their net realizable value. For the year ended December 31, 2021, the charge included $20.7 million as a result of an increase in the price of heparin as well as a decrease in the forecasted average selling price of enoxaparin. For the year ended December 31, 2020, the charge included $9.4 million as a result of an increase in the price of heparin as well as a decrease in the forecasted average selling price of enoxaparin. For the year ended December 31, 2019, the charge included $5.8 million as a result of an increase in purchases of higher price heparin.

Losses on firm purchase commitments related to raw materials on order were $7.1 million, $1.2 million and $1.3 million as of December 31, 2021, 2020 and 2019, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	December 31,
	2021	2020

	(in thousands)
Buildings	$130,582	$124,326
Leasehold improvements	29,221	30,028
Land	7,615	7,719
Machinery and equipment	207,883	211,666
Furniture, fixtures, and automobiles	27,376	26,482
Construction in progress	41,186	43,981
Total property, plant, and equipment	443,863	444,202
Less accumulated depreciation	(199,619)	(184,147)
Total property, plant, and equipment, net	$244,244	$260,055

The Company incurred depreciation expense of $22.2 million, $20.5 million, and $17.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Interest expense capitalized was approximately $1.4 million, $1.8 million, and $2.3 million, for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 13. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2021	2020

	(in thousands)
Accrued customer fees and rebates	$12,121	$9,029
Accrued payroll and related benefits	23,256	24,597
Accrued product returns, current portion	16,028	10,190
Accrued loss on firm purchase commitments	7,133	1,223
Accrued litigation and settlements	—	13,780
Other accrued liabilities	8,793	12,328
Total accrued liabilities	67,331	71,147
Accounts payable	22,214	24,357
Total accounts payable and accrued liabilities	$89,545	$95,504

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Debt

Debt consists of the following:

	December 31,
	2021	2020

	(in thousands)
Line of Credit Facilities

Line of credit facility with China Everbright Bank - closed June 2021	$—	$764
Line of credit facility with China Merchant Bank	—	382
Line of credit facility with Bank of Nanjing - deconsolidated (see Note 3)	—	153
Line of credit facility with Cathay Bank - closed in August 2021	—	—
Line of credit facility with East West Bank - closed in August 2021	—	—
Equipment line of credit facility with East West Bank - closed in August 2021	—	3,216
Revolving line of credit facility with Capital One N.A. due August 2026	—	—

Term Loan

Term loan with Capital One N.A. due August 2026	69,563	—

Mortgage Loans

Mortgage payable with East West Bank paid off May 2021	—	3,306
Mortgage payable with East West Bank paid off August 2021	—	3,334
Mortgage payable with Cathay Bank paid off August 2021	—	7,268
Mortgage payable with East West Bank due June 2027	8,353	8,510

Equipment Loans

Equipment loan with East West Bank paid off June 2021	—	612
Equipment loan with East West Bank paid off August 2021	—	4,000
Equipment loan with East West Bank paid off August 2021	—	5,254

Other Loans and Payment Obligations

Acquisition loan with Cathay Bank paid off August 2021	—	8,710
French government loan paid off July 2021	—	64
French government loans due December 2026	269	350

Equipment under Finance Leases	398	610
Total debt	78,583	46,533
Less current portion of long-term debt	2,202	12,263
Less: Loan issuance costs	1,605	84
Long-term debt, net of current portion and unamortized debt issuance costs	$74,776	$34,186

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Agreement

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

At December 31, 2021, the interest rate on this loan was 1.84%.

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

The Company incurred approximately $1.7 million in issuance costs in connection with this credit agreement, which are being amortized over the term of the loan.

Line of Credit Facilities

Line of Credit Facility with China Everbright Bank – Closed June 2021

In June 2020, the Company entered into a line of credit facility with China Everbright bank for $0.7 million. The loan bore interest at a fixed rate of 4.05%. Interest payments were due quarterly and repayment of the principal amount was due in June 2021. In June 2021, the Company repaid all outstanding amounts due under this line of credit.

Line of Credit Facility with China Merchant Bank – Due March 2023

In March 2020, the Company entered into a credit agreement with China Merchant Bank. The credit agreement allows the Company to borrow up to $14.6 million secured by buildings and land use rights held by ANP. The interest rate and other terms will be determined at the time of the borrowing, depending on the type of loan requested. The credit period is for 36 months and expires in March 2023.

In August 2020, the Company borrowed $0.4 million under the credit agreement. The loan bore interest at a fixed rate of 4.35%. Interest payments were due quarterly and repayment of the principal amount was due in August 2021. In August 2021, the Company repaid all outstanding amounts due under this loan. As of December 31, 2021, the Company did not have any amounts outstanding under this line of credit.

Line of Credit Facility with Bank of Nanjing – Deconsolidated

In October 2020, Hanxin entered into a line of credit facility with Bank of Nanjing for $0.2 million. The loan bore interest at a fixed rate of 4.6%. Interest payments were due monthly and repayment of the principal amount was due in

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2021. As a result of the deconsolidation of Hanxin during the third quarter of 2021, the line of credit was no longer on the Company’s consolidated balance sheets.

Line of Credit Facility with Cathay Bank — Closed August 2021

In April 2012, the Company entered into a $20.0 million revolving line of credit facility with Cathay Bank. Borrowings under the facility were secured by inventory, accounts receivable, and intangibles held by the Company. The facility had a variable interest rate at the prime rate as published by The Wall Street Journal with a minimum interest rate of 4.00%. As a result of the credit agreement that the Company entered into with Capital One N.A. in August 2021, the Company closed this line of credit.

Line of Credit Facility with East West Bank — Closed August 2021

In March 2012, the Company entered into a $10.0 million line of credit facility with East West Bank, which had a variable interest rate at the prime rate as published by The Wall Street Journal. Borrowings under the facility were secured by inventory and accounts receivable. In March 2016, the facility was amended to increase the line of credit to $15.0 million. As a result of the credit agreement that the Company entered into with Capital One N.A. in August 2021, the Company closed this line of credit.

Equipment Line of Credit with East West Bank — Closed August 2021

In September 2020, the Company entered into a $10.0 million equipment credit line with a 12-month draw down period with East West Bank. Interest payments were due monthly through September 2021 at the prime rate as published by The Wall Street Journal minus 0.5%. After the draw down period, the outstanding principal balance converted into a 48-month term loan that had a variable interest rate at the prime rate as published by The Wall Street Journal minus 0.5%. The loan would have matured in September 2025, and the principal and interest payments were due monthly. Borrowings under the facility were secured by equipment. As a result of the credit agreement that the Company entered into with Capital One N.A. in August 2021, the Company repaid all outstanding amounts and closed this line of credit.

Mortgage Loans

Mortgage Payable with East West Bank — Paid off May 2021

The Company refinanced the mortgage term loan with East West Bank in January 2016, which had an outstanding principal balance of $3.7 million at December 31, 2015, and had a maturity date of May 2021. The refinanced loan was payable in monthly installments with a final balloon payment of $3.3 million. The refinanced loan was secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex. The refinanced loan had a variable interest rate at the prime rate as published by The Wall Street Journal. In May 2021, the Company repaid all outstanding amounts due under this loan.

Mortgage Payable with East West Bank — Paid off August 2021

In September 2006, the Company entered into a mortgage term loan with East West Bank in the principal amount of $2.8 million, which matured in September 2016. The Company refinanced the mortgage term loan in September 2016, which increased the principal amount to $3.6 million and extended the maturity date to October 2026. The refinanced loan was payable in monthly installments with a final balloon payment of $2.9 million. The refinanced loan was secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex. The refinanced loan had a variable interest rate at the one-month LIBOR rate plus 2.75%. As a result of the credit agreement that the Company entered into with Capital One N.A. in August 2021, the Company repaid all outstanding amounts under this loan.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Payable with Cathay Bank — Paid off August 2021

In August 2017, the Company refinanced the mortgage term loan with Cathay Bank that had been entered into on April 2014, with a principal balance outstanding of $7.9 million. The loan was payable in monthly installments and was secured by the building at the Company’s Canton, Massachusetts location. The loan bore interest at a fixed rate of 4.70% for the first five years of the loan; thereafter, the loan had a variable interest rate at the prime rate as published by The Wall Street Journal and would have matured in June 2027. As a result of the credit agreement that the Company entered into with Capital One N.A. in August 2021, the Company repaid all outstanding amounts under this loan.

Mortgage Payable with East West Bank — Due June 2027

In May 2017, the Company entered into a mortgage term loan with East West Bank in the principal amount of $9.0 million, which matures in June 2027. The loan is payable in monthly installments with a final balloon payment of $7.4 million plus interest. The loan is secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex and two buildings at the Company’s Chino, California, facility. The loan bears a variable interest rate at the one-month LIBOR rate plus 2.5%. As of December 31, 2021, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest rate of 4.79% until June 2024.

Equipment Loans

Equipment Loan with East West Bank – Paid off June 2021

In March 2016, the Company entered into a $5.0 million equipment credit facility with East West Bank. In May 2017, the Company converted the outstanding balance of $5.0 million into a term equipment loan that matured in June 2021. Borrowings under the loan were secured by equipment. The loan had a variable interest rate at the prime rate as published by The Wall Street Journal. In June 2021, the Company repaid all outstanding amounts under this loan.

Equipment Loan with East West Bank — Paid off August 2021

In June 2017, the Company entered into an $8.0 million equipment credit line with an 18-month draw down period with East West Bank. Interest payments were due monthly through December 2018 at the prime rate as published by The Wall Street Journal. After the draw down period, the outstanding principal balance converted into a 48-month term loan which had a variable interest rate at the prime rate as published by The Wall Street Journal. The loan would have matured in December 2022, and the principal and interest payments were due monthly. Borrowings under the facility were secured by equipment. In June 2018, the Company drew down $8.0 million on the equipment credit line and in December 2018, the credit line converted into an equipment loan. As a result of the credit agreement that the Company entered into with Capital One N.A. in August 2021, the Company repaid all outstanding amounts under this loan.

Equipment loan with East West Bank — Paid off August 2021

In January 2019, the Company entered into a $10.0 million equipment credit line with East West Bank which had a 12-month draw down period. Interest payments were due monthly through February 2020 at the prime rate as published by The Wall Street Journal minus 1%. After the draw down period, the outstanding principal balance converted into a 48-month term loan which had a variable interest rate at the prime rate as published by The Wall Street Journal minus 1%. The loan would have matured in February 2024, and the principal and interest payments were due monthly. Borrowings under the facility were secured by equipment. In January 2020, the Company drew an additional $3.0 million on the equipment credit line and in February 2020, the credit line converted into a $6.6 million equipment loan. As a result of the credit agreement that the Company entered into with Capital One N.A. in August 2021, the Company repaid all outstanding amounts under this loan.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Loans and Payment Obligations

Acquisition Loan with Cathay Bank — Paid off August 2021

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

In July 2019, the Company amended the acquisition loan relating to the AFP acquisition. The amendment was effective in June 2019. Under the amended loan agreement, the maturity date was extended to June 2024. The acquisition loan had a variable interest rate at the prime rate as published by The Wall Street Journal, with a minimum interest rate of 5.00%. Beginning in August 2019, and through the maturity date, the Company made monthly payments of principal and interest based on the then outstanding amount of the loan amortized over a 60-month period. As a result of the credit agreement that the Company entered into with Capital One N.A. in August 2021, the Company repaid all outstanding amounts under this loan.

Loans with Seine-Normandie Water Agency

In December 2018, the Company entered into two additional French government loans with the Seine-Normandie water agency in the aggregate amount $0.5 million. The loans have 8 year maturities, and include annual equal payments and bear no interest.

As of December 31, 2021, the payment obligation had an aggregate book value of $0.3 million, which approximates fair value.

Covenants

At December 31, 2021 and 2020, the Company was in compliance with all of its debt covenants.

Long-Term Debt Maturities

As of December 31, 2021, the principal amounts of long-term debt maturities during each of the next five fiscal years ending December 31 are as follows:

Long-term
Debt
(in thousands)
2022	$1,969
2023	2,414
2024	3,736
2025	4,184
2026	58,443
Thereafter	7,439
$78,185

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Income Taxes

The Company’s income (loss) before income taxes generated from its United States and foreign operations were:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Income (loss) before income taxes:
United States	$86,236	$15,634	$77,092
Foreign	(2,097)	(10,997)	(16,864)
Total income (loss) before taxes	$84,139	$4,637	$60,228

The Company’s provision for income taxes consisted of the following:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Current provision:
Federal	$14,088	$1,803	$4,283
State	1,182	541	430
Foreign	1,676	279	1,514
Total current provision	16,946	2,623	6,227
Deferred provision (benefit):
Federal	2,657	1,770	9,825
State	110	(1,489)	499
Foreign	917	636	(2,828)
Total deferred provision	3,684	917	7,496
Total provision for income taxes	$20,630	$3,540	$13,723

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory federal income tax	21.0%	21.0%	21.0%
State tax expense, net of federal tax benefit	1.2	(16.2)	1.2
Foreign tax rate differences	(2.0)	(20.1)	1.2
Foreign valuation allowance	5.5	89.5	2.5
Research and development credits	(3.2)	(65.1)	(4.8)
Share-based compensation	(0.2)	18.7	(1.5)
Executive compensation	2.3	48.1	2.9
Employee-related expenses	0.1	1.7	0.2
Other	(0.2)	(1.3)	0.1
Effective tax rate	24.5%	76.3%	22.8%

The Company’s effective tax rate for 2021 decreased in comparison to 2020 primarily due to differences in pre-tax income positions.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax credit carryforwards, and the tax effects of net operating loss carryforwards.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020

	(in thousands)
Deferred tax assets:
Research and development credits	$17,019	$18,531
Net operating loss carryforward	17,568	16,187
Inventory capitalization and reserve	8,489	7,744
Share-based compensation	4,892	5,564
Operating leases	6,555	4,999
Accrued expenses	5,188	4,340
Accrued chargebacks	3,694	3,927
Product return allowance	5,611	3,798
Intangibles	2,124	2,124
Other	—	2,633
Total deferred tax assets	71,140	69,847
Deferred tax liabilities:
Depreciation/amortization	13,525	13,735
Intangibles	7,893	7,298
Operating leases	6,368	4,808
Federal impact of state deferred taxes	3,966	3,987
Other	642	—
Total deferred tax liabilities	32,394	29,828
Valuation allowance	(16,881)	(15,780)
Net deferred tax assets	$21,865	$24,239

Net Operating Loss Carryforwards and Tax Credits

At December 31, 2021, the Company had approximately $0.8 million California net operating loss carryforwards, or NOL carryforwards, and no material U.S. federal or other state NOL carryforwards. The California NOL carryforwards begin to expire in 2032. The Company had France and United Kingdom foreign NOL carryforwards of approximately $68.1 million and $2.0 million, respectively. The France and United Kingdom NOL carryforward can be used annually with certain limitations and have an indefinite carryforward.

At December 31, 2021, the Company had California research and development tax credit carryforwards of approximately $22.8 million. The California research and development tax credit has an indefinite carryforward period.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company continues to record a full valuation allowance on AFP’s net deferred income tax assets and will continue to do so until AFP generates sufficient taxable income to realize its deferred income tax assets. However, a tax benefit is included in the annual effective tax rate computation for 2020 due to AFP reporting a year-to-date foreign exchange gain in other comprehensive income. As of December 31, 2021 and 2020, the Company had a full valuation allowance against the net deferred tax assets of AFP, which totaled $16.9 million and $13.7 million, respectively.

The Company continued to record a full valuation allowance on Hanxin’s net deferred tax assets until the July 2021 Hanxin split-off transaction caused Hanxin to be deconsolidated. As such, the Company had no valuation allowance on Hanxin’s deferred tax assets as of December 31, 2021, and a valuation allowance of $2.1 million as of December 31, 2020.

Undistributed Earnings from Foreign Operations

As of December 31, 2021 and 2020, deferred income taxes have not been provided for any undistributed earnings from foreign operations. The foreign subsidiaries have accumulated losses of approximately $30.3 million and $51.6 million, respectively, and as such there are no earnings in which to provide taxes. It is the Company’s plan not to repatriate future foreign earnings to the U.S. and indefinitely reinvest such earnings in the foreign jurisdiction.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. As of December 31, 2021, neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on the Company’s effective tax rate.

Uncertain Income Tax Positions

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	December 31,
	2021	2020	2019

	(in thousands)
Balance at the beginning of the year	$10,053	$8,331	$6,994
Additions based on tax positions related to the current year	1,754	1,815	1,382
Deductions based on tax audit settlement	—	—	(45)
Deductions based on statute of limitations	(11)	(93)	—
Balance at the end of the year	$11,796	$10,053	$8,331

Included in the balance of unrecognized tax benefits as of December 31, 2021 and 2020, was $11.4 million and $9.9 million, respectively that represents the portion that would impact the effective income tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. For the years ended December 31, 2021, 2020 and 2019, the Company accrued interest of approximately $0.5 million, $0.2 million and $0.3 million, respectively, related to its uncertain tax positions.

The Company and/or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various U.S. states and foreign jurisdictions. As of December 31, 2021, the Company does not have a tax examination in progress for federal, state, or foreign jurisdictions. The Company is subject to income tax audit by tax authorities for tax years 2018 to 2020 for federal, 2017 to 2020 for states and 2011 to 2020 for foreign.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Stockholders' Equity

Common and Preferred Stock

The Company’s Certificate of Incorporation authorizes the Company to issue 300,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of preferred stock, $0.0001 par value per share. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Equity Plans

As of December 31, 2021, the Company has two equity plans: the Amended and Restated 2015 Equity Incentive Plan, or 2015 Plan, and the 2014 Employee Stock Purchase Plan or ESPP. Prior to the adoption of these plans, the Company granted options pursuant to the Amended and Restated 2005 Equity Incentive Award Plan. Upon termination of the predecessor plans, the shares available for grant at the time of termination, and shares subsequently returned to the plans upon forfeiture or option termination, were transferred to the successor plan in effect at the time of share return. The Company issues new shares of common stock upon exercise of stock options, vesting of restricted stock units, or RSU, and settlement of ESPP, with the exception of the awards granted to employees at AFP, which are settled through re-issuance of the Company’s treasury shares.

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

As of December 31, 2021, the Company reserved an aggregate of 6,059,138 shares of common stock for future issuance under the 2015 Plan. In January 2022, an additional 1,192,873 shares were reserved under the 2015 Plan pursuant to the evergreen provision.

Amended and Restated 2005 Equity Incentive Award Plan

The Amended and Restated 2005 Equity Incentive Award Plan, or 2005 Plan, provided for the grant of incentive stock options, or ISOs, nonqualified stock options, or NQSOs, restricted stock awards, restricted stock unit awards, stock

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company has issued 954,456 shares of common stock under the ESPP and 1,045,544 shares of its common stock remains available for issuance under the ESPP.

For the year ended December 31, 2021, 2020, and 2019, the Company recorded ESPP expense of $0.7 million, $0.8 million, and $0.7 million, respectively.

Share Buyback Program

As of December 31, 2021, the Company’s Board of Directors have authorized a total of $160.0 million in the share buyback program. The primary goal of the program is to offset dilution created by the Company’s equity compensation programs. The Company’s share buyback program is expected to continue for an indefinite period of time.

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

Pursuant to the Company’s share buyback program, the Company purchased 1,477,305 shares, 1,366,384 shares, and 1,122,781, shares of its common stock during the years ended December 31, 2021, 2020 and 2019, totaling $28.9 million, $24.4 million, and $22.3 million, respectively.

Share-Based Award Activity and Balances (excluding the ANP Equity Plan)

The Company accounts for share-based compensation payments in accordance with ASC 718, which requires measurement and recognition of compensation expense at fair value for all share-based payment awards made to employees and directors. Under these standards, the fair value of option awards and the option components of the ESPP awards are estimated at the grant date using the Black-Scholes option-pricing model. The fair value of RSUs is estimated at the grant date using the Company’s common share price. Compensation cost for all share-based payments granted with service-based graded vesting schedules is recognized using the straight-line method over the requisite service period.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The significant assumptions used in the Black-Scholes option-pricing are as follows:

●	Determination of Fair Value of the Underlying Common Stock. For options and ESPP awards granted, the fair value for its underlying common stock is determined using the closing price on the date of grant as reported on the Nasdaq Global Select Market, or Nasdaq. Following the listing of our common stock on Nasdaq, we use the closing stock price as reported on Nasdaq on the grant date for the fair value of its stock.

●	Expected Volatility. Starting in 2020, the Company estimates its volatility based on the historical volatility of its stock price since IPO. Prior to that, the Company had limited data regarding company-specific historical or implied volatility of its share price. Consequently, the Company estimated its volatility based on the weighted average historical volatility of its stock price since its IPO and the stock price volatility from a set of peer companies, since our shares did not have sufficient trading history. Management considered factors such as stage of life cycle, competitors, size, market capitalization and financial leverage in the selection of similar entities.

●	Expected Term. The expected term represents the period of time in which the options granted are expected to be outstanding. The Company estimates the expected term of options with consideration of vesting date, contractual term, and historical experience for exercise and post-vesting employment or contractual termination behavior after its common stock has been publicly traded. The expected term of “plain vanilla” options is estimated based on the midpoint between the vesting date and the end of the contractual term under the simplified method permitted by the SEC implementation guidance.

●	Risk-Free Rate. The risk-free interest rate is selected based upon the implied yields in effect at the time of the option grant on U.S. Treasury zero-coupon issues with a term approximately equal to the expected life of the option being valued.

●	Dividends. The Company does not anticipate paying cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield rate of zero.

The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual experience differs from those estimates. For the years ended December 31, 2021, 2020 and 2019, the Company estimated an average overall forfeiture rate of approximately 6%, 5%, and 5%, respectively, based on historical experience. Forfeiture rates are separately estimated for its (1) directors and officers, (2) management personnel and (3) other employees. Share-based compensation is recorded net of expected forfeitures. The Company periodically assesses the forfeiture rate and the amount of expense recognized based on estimated historical forfeitures as compared to actual forfeitures. Changes in estimates are recorded in the period they are identified.

Tax benefits resulting from tax deductions in excess of the share-based compensation cost recognized (excess tax benefits) are recorded in the statements of cash flows as financing activities.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-averages for key assumptions used in determining the fair value of options granted during the years ended December 31, 2021, 2020, and 2019 are as follows:

	Year Ended December 31,

	2021	2020	2019
Average volatility	42.1%	43.1%	42.5%
Average risk-free interest rate	1.2%	0.8%	2.4%
Weighted-average expected life in years	6.1	5.7	5.7
Dividend yield rate	—%	—%	—%

Stock Options

A summary of option activity under all plans for the year ended December 31, 2021, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2020	8,580,475	$15.00
Options granted	1,438,338	18.26
Options exercised	(1,302,350)	13.95
Options cancelled	(190,291)	17.07
Options expired	(70,451)	15.27
Outstanding as of December 31, 2021	8,455,721	$15.67	5.22	$64,431
Exercisable as of December 31, 2021	5,606,787	$15.11	3.76	$45,848
Vested and expected to vest as of December 31, 2021	8,265,759	$15.64	5.14	$63,213
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s common stock for those awards that have an exercise price below the estimated fair value at December 31, 2021.

During the years ended December 31, 2021, 2020, and 2019, the Company recorded expense of $8.0 million, $9.1 million, and $8.1 million, respectively, related to stock options granted under all plans.

Information relating to option grants and exercises is as follows:

	Year Ended December 31,

	2021	2020	2019

	(in thousands, except per share data)
Weighted-average grant date fair value per option share	$7.62	$5.51	$8.48
Intrinsic value of options exercised	7,906	9,169	7,718
Cash received from options exercised	16,757	24,357	7,761
Total fair value of the options vested during the period	8,177	9,978	7,613

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s non-vested options as of December 31, 2021, and changes during the year ended December 31, 2021, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2020	2,825,652	$6.50
Options granted	1,438,338	7.62
Options vested	(1,224,765)	6.68
Options forfeited	(190,291)	7.05
Non-vested as of December 31, 2021	2,848,934	6.95

As of December 31, 2021, there was $12.3 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.5 years and will be adjusted for future changes in estimated forfeitures.

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

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period, using the straight-line method. During the years ended December 31, 2021, 2020, and 2019, the Company recorded expenses of $8.1 million, $10.0 million, and $8.2 million, respectively, related to RSU awards granted under all plans.

As part of the separation agreement with Mr. Shandell, the Company agreed to accelerate the vesting of 80% of his RSU awards. As a result of this modification, the Company incurred share-based compensation expense of $1.6 million, which is included within general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2020.

As of December 31, 2021, there was $13.1 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.5 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
	Total RSUs	Value of RSUs
	Issued	Issued(1)
		(in thousands)
RSUs outstanding at December 31, 2020	1,156,518
RSUs granted	600,797	$10,954
RSUs forfeited	(78,755)
RSUs vested(2)	(493,718)
RSUs outstanding at December 31, 2021	1,184,842
(1)	The total FMV is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 167,268 shares of common stock were surrendered to fulfil tax withholding obligations

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

At the time of the 2018 Plan termination, the number of stock options outstanding was 5,018,880. As part of the termination, ANP cash settled 4,091,080 stock options, of which 1,944,771 stock options were vested and 2,146,309 stock options were unvested, for $0.8 million which approximated the fair value of these awards at the time of the settlement. The cash settlement of these awards was recorded as a reduction in equity.

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

As a result of the modification, the Company incurred $2.3 million of share-based compensation expense, of which $1.8 million was recorded within general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2021, and the remaining $0.5 million which will be recognized over the vesting period of the modified awards.

Prior to the termination of the 2018 Plan, for the years ended December 31, 2021, 2020 and 2019, the Company recorded expense of $0.5 million, $0.7 million and $0.3 million related to stock options issued by ANP under the 2018 Plan, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Expense

The Company recorded share-based compensation expense under all plans and is included in the Company’s consolidated statement of operations as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Cost of revenues	$3,778	$4,248	$3,819
Operating expenses:
Selling, distribution, and marketing	596	456	387
General and administrative	12,622	14,089	11,538
Research and development	1,691	1,705	1,551
Total share-based compensation	$18,687	$20,498	$17,295

Note 17. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the years ended December 31, 2021, 2020, and 2019 were approximately $2.0 million, $1.9 million, and $1.5 million, respectively.

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

The liability under the plan is based on a discount rate of 1.00% and 0.30% as of December 31, 2021 and 2020, respectively. The liability is included in accrued liabilities in the accompanying consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.7 million and $3.0 million at December 31, 2021 and 2020, respectively. Expense under the plan was $0.2 million for each of the years ended December 31, 2021, 2020, and 2019. Gain or loss due to change in actuarial valuation of the Company’s defined benefit pension plan is recorded in other comprehensive income (loss).

Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The deferred compensation plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan obligations are payable upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants began contributing to the plan in January 2020. The plan assets were valued at approximately $3.4 million as of December 31, 2021. The plan liabilities were valued at approximately $3.5 million as of December 31, 2021. As of December 31, 2020, the plan assets and liabilities were valued at approximately $1.6 million

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and $1.7 million, respectively. The plan assets and liabilities are included in other long-term assets and other long-term liabilities, respectively, on the Company’s consolidated balance sheets.

Note 18. Commitments and Contingencies

Lease Liabilities

Right-of-Use, or ROU assets, represent the Company’s right to control an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Lease terms are generally based on their initial non-cancelable terms, unless there is a renewal option that is reasonably certain to be exercised. Various factors, including economic incentives, intent, past history and business needs are considered to determine if a renewal option is reasonably certain to be exercised. As most of its leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the discount rate used to present value the lease payments. The Company has lease agreements with both lease and non-lease components, which are accounted for as a single component for all asset classes. The Company leases real and personal property, in the normal course of business, under various non-cancelable operating leases. The Company, at its option, can renew a substantial portion of its leases, at the market rate, for various renewal periods ranging from one to six years.

The components of lease costs for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Operating lease costs	$4,328	$4,462	$3,981

Short-term lease costs	518	649	613

Finance lease costs
Amortization of right-of-use assets	384	351	351
Interest on lease liabilities	26	33	46
Total finance lease costs	$410	$384	$397

Total lease costs	$5,256	$5,495	$4,991

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other information pertaining to leases is as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands, except lease term and discount rate)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,446	$4,491	$3,531
Operating cash flows from finance leases	25	33	46
Financing cash flows from finance leases	310	369	354

Right-of use assets obtained in exchange for lease liabilities
Operating leases	11,041	4,819	7,978
Finance leases	110	61	143

Weighted-average remaining lease term (years)
Operating leases	10	8.7	8.1
Finance leases	2	2.3	2.8

Weighted-average discount rate
Operating leases	4.5%	5.2%	5.9%
Finance leases	5.2%	5.0%	4.6%

Future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of 12 months as of December 31, 2021, are as follows:

	Operating	Finance
	Leases	Leases	Total

	(in thousands)
2022	$4,141	$246	$4,387
2023	3,723	71	3,794
2024	3,385	61	3,446
2025	3,245	37	3,282
2026	3,070	6	3,076
Thereafter	16,810	—	16,810
Total lease payments	$34,374	$421	$34,795
Less: interest	6,689	23	6,712
Total	$27,685	$398	$28,083

Purchase Commitments

As of December 31, 2021, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $60.0 million. The Company anticipates that most of these commitments with a remaining term in excess of one year will be fulfilled by 2023.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.   Related-Party Transactions

ANP Restructuring

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

Amphastar Pharmaceuticals, Inc. v Aventis Pharma, SA

In January 2009, the Company filed a qui tam complaint in the U.S. District Court for the Central District of California, alleging that Aventis Pharma S.A., or Aventis, through its acquisition of a patent through false and misleading statements to the U.S. Patent and Trademark Office, as well as through false and misleading statements to the FDA, overcharged the federal and state governments for its Lovenox® product (the “Aventis FCA Action”).

On May 11, 2017, the Company’s lawsuit against Aventis was dismissed for lack of jurisdiction. On July 14, 2017, Aventis filed an application with the District Court for entitlement to attorneys’ fees and expenses. On November 20, 2017, the District Court issued its order granting Aventis’ application for fees, and on November 13, 2020, the Court issued an Order (“November Order”) awarding Aventis $12.1 million in attorneys’ fees and $0.7 million in costs and

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenses. The Company recorded $12.8 million in other income (expenses) in the consolidated statement of operations for the year ended December 31, 2020.

On May 3, 2021, the Court issued a further Order based upon supplemental application to the Court seeking fees, expenses, and interest for the period after, and not covered by, the November Order. The Court awarded Aventis an additional $4.4 million bringing the total amount awarded to Aventis to $17.2 million.

On June 30, 2021, the Company and Aventis entered into a settlement agreement to settle the attorney fees’ and expenses claim for $14.5 million. The additional $1.7 million was recorded in other income (expenses), in the consolidated statement of operations. The settlement was paid in full in the third quarter of 2021.

Hatch-Waxman Litigations

Regadenoson (0.4 mg/5 mL, 0.08 mg/mL) Patent Litigation

On February 25, 2020, Astellas US LLC, Astellas Pharma US, Inc., and Gilead Sciences, Inc. (collectively, “Astellas-Gilead”) filed a Complaint in the United States District Court for the District of Delaware against IMS for infringement of U.S. Patent Nos. 8,106,183 (the “‘183 patent”), RE47,301 (the “‘301 patent”), and 8,524,883 (the “‘883 patent”) (collectively, “Astellas-Gilead Patents”) with regard to IMS’s ANDA No. 214,252 for approval to manufacture and sell 0.4 mg/5 mL (0.08 mg/mL) intravenous solution of Regadenoson. On March 4, 2020, IMS filed its Answer and Counterclaims. On March 30, 2020, the Court issued an Order allowing the Company to join pending consolidated litigation with five other generic Regadenoson ANDA filers involving similar claims. The Company’s 30-month FDA stay expires August 10, 2022. On January 26, 2022, the Company and Astellas-Gilead reached an agreement to resolve the lawsuit. The parties submitted, and the Court granted, a motion to dismiss without prejudice Astellas-Gilead’s complaint of infringement against IMS on January 27, 2022.

Teriparatide (0.25 mg/mL) Patent Litigation

On June 29, 2021, the Company filed a Complaint in the United States District Court for the Southern District of Indiana against Eli Lilly and Company (“Lilly”) seeking a declaratory judgment of non-infringement of U.S. Patent No. 7,517,334 with regard to Amphastar’s ANDA No. 213,641 for approval to manufacture and sell 0.25 mg/mL prefilled pens. On September 30, 2021, the Company and Lilly submitted a motion for entry of a consent judgment of non-infringement of Amphastar’s ANDA No. 213,641 in favor of Amphastar and against Lilly. The Court endorsed the consent judgment and issued a final determination in favor of Amphastar and against Lilly on October 1, 2021.

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

Ramirez v. Amphastar Pharmaceuticals, Inc.

On May 29, 2020, Priscilla Ramirez, (“Ramirez”), a former employee filed a PAGA lawsuit for alleged violations of various California labor laws pertaining to wage and hour against the Company. The Company accrued the amount of

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$1.0 million for this litigation as of March 31, 2021. On April 5, 2021, the parties reached a settlement for $1.0 million. On June 9, 2021, Ramirez submitted a motion to the Court seeking approval of the settlement. On August 16, 2021, the Court approved the settlement. On September 13, 2021, consistent with the terms of the settlement agreement, the Company remitted payment for this case, thus resolving the matter.

Navarrette v. International Medication Systems, Limited

On January 30, 2020, a former employee, Robert Navarrette, (“Navarrette”), provided written notice, through his counsel to IMS that he intends to file a PAGA lawsuit for alleged violations of various California labor laws pertaining to wage and hour. On April 7, 2020, Navarrete filed his PAGA lawsuit against IMS and Amphastar Pharmaceuticals, Inc. in the Superior Court of California, Los Angeles County, Central District. As to IMS, the Brenes settlement subsumes the claims of Navarrette. As to the Company, the Ramirez settlement subsumes the claims of Navarette covering overlapping periods.

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

Note 21.   Subsequent Events

On January 26, 2022, the Company reached an agreement with Astellas US, LLC, Astellas Pharma US, Inc. (together with Astellas US, LLC, “Astellas”), and Gilead Sciences, Inc. to settle the Regadenoson patent litigation (See Note 20). Under the terms of the agreement, the Company received $5.4 million from Astellas constituting saved litigation expenses.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Amphastar Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Amphastar Pharmaceuticals, Inc. internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amphastar Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 11, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Irvine, California

March 11, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be included in our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed within 120 days after our fiscal year end of December 31, 2021, or 2022 Proxy Statement, and is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information required by this item will be included in our 2022 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be included in our 2022 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be included in our 2022 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

Information required by this item will be included in our 2022 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements filed as part of this report are listed in Part II, Item 8 of this report.

(2) No other financial schedules have been included because they are not applicable, not required or because required information is included in the consolidated financial statements or notes thereto.

(b)The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

HIDDEN_ROW
Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2014)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 5, 2014)

4.2	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2021)

10.1+	Amended and Restated 2005 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

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

Second Amendment to Supply Agreement, dated November 9, 2016, by and between MannKind Corporation, Amphastar France Pharmaceuticals, S.A.S., and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2017)

10.24

Business Loan Agreement, dated May 11, 2017, between International Medication Systems, Limited and East West Bank in the original principal sum of $5,000,000. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.25

Business Loan Agreement, dated May 18, 2017, between Amphastar Pharmaceuticals, Inc. and East West Bank in the original principal sum of $9,000,000. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.26

Sixth Modification to the Revolving Line of Credit Agreement, dated May 3, 2017, between International Medication Systems, Limited and East West Bank in the principal sum of $15,000,000. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.27

Equipment Line of Credit, dated June 28, 2017, between International Medication Systems, Limited and East West Bank in the original principal sum of $8,000,000. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.28

Business Loan Agreement, dated August 14, 2017, between Armstrong Pharmaceuticals, Inc. and Cathay Bank in the original principal sum of $7,865,000. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017)

10.29

Partnership Agreement by and between Zhang Chongqing, Bill Zhang and Applied Physics & Chemistry Laboratories, Inc. dated July 27, 2018. (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018)

10.30

Fourth Amendment to Supply Agreement, dated December 24, 2018, by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018)

10.31

Equipment Line of Credit, dated January 8, 2019, between International Medication Systems, Limited and East West Bank in the original principal sum of $10,000,000. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019)

10.32

First Modification to the Loan Agreement, dated April 22, 2019, between Amphastar Pharmaceuticals, Inc. and Cathay Bank. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019)

10.33

Ninth Amendment to the Acquisition Loan, dated July 19, 2019 between Amphastar Pharmaceuticals, Inc. and Cathay Bank. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2019)

10.34*

Fifth Amendment to the Supply Agreement by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc., dated August 2, 2019. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2019)

10.35

Amphastar Pharmaceuticals, Inc. Employee Deferred Compensation Plan, effective December 1, 2019. (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2020)

10.36

Eighth Modification to the Revolving Line of Credit Agreement, dated June 15, 2020, between Amphastar Pharmaceuticals, Inc. and Armstrong Pharmaceuticals, Inc. and Cathay Bank in the principal sum of $20,000,000. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)

10.37

Equipment Line of Credit, dated September 1, 2020, between International Medication Systems, Limited and East West Bank in the original sum of $10,000,000. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

10.38+

Amphastar Pharmaceuticals, Inc. 2015 Equity Incentive Plan, as amended and restated effective as of November 3, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2020)

10.39

Eight Modification to the Revolving Line of Credit Agreement, dated March 7, 2016, between International Medication Systems, Limited and East West Bank in the principal sum of $15,000,000. (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2021)

10.40*

Sixth Amendment to the Supply Agreement by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc., dated May 24, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.41*

Share Purchase Agreement by and between Amphastar Pharmaceuticals, Inc., Nanjing Zhongpan Enterprise Management Consulting Center (LLP), Nanjing Zhanrun Enterprise Management Consulting Center (LLP), and Listening Dragon Investment Company Limited, dated May 6, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.42*

Share Repurchase Agreement by and between Amphastar Pharmaceuticals, Inc., Nanjing Qianqia Enterprise Management Consulting (LLP), Nanjing Zhongpan Enterprise Management Consulting Center (LLP), and Nanjing Zhanrun Enterprise Management Consulting Center (LLP), dated May 6, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.43

Credit Agreement dated August 4, 2021, between Amphastar Pharmaceuticals, Inc. and Capital One N.A. in the original sum of $140,000,000 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2021)

10.44*

Share Purchase Agreement by and between Amphastar Pharmaceuticals, Inc. and Nanjing Quanqia Enterprise Management Consulting, LLP, dated August 19, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2021)

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
Jack Y. Zhang
Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2022

AMPHASTAR PHARMACEUTICALS, INC.
(Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 11, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ JACK Y. ZHANG	Chief Executive Officer, President, and Director	March 11, 2022
Jack Yongfeng Zhang	(Principal Executive Officer)

/s/ MARY Z. LUO	Chairman, Chief Operating Officer	March 11, 2022
Mary Z. Luo	and Director

/s/ WILLIAM J. PETERS	Chief Financial Officer (Principal	March 11, 2022
William J. Peters	Financial and Accounting Officer)

/s/ GAYLE M. DEFLIN	Director	March 11, 2022
Gayle M. Deflin

/s/ HOWARD LEE	Director	March 11, 2022
Howard Lee

/s/ FLOYD PETERSEN	Director	March 11, 2022
Floyd Petersen

/s/ RICHARD PRINS	Director	March 11, 2022
Richard Prins

/s/ DIANE G. GERST	Director	March 11, 2022
Diane G. Gerst

/s/ MICHAEL A. ZASLOFF	Director	March 11, 2022
Michael A. Zasloff