Form 10-Q
period 2022-06-30
Amphastar Pharmaceuticals, Inc.
filed 2022-08-09
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

The number of shares outstanding of the registrant’s only class of common stock as of August 2, 2022 was 49,015,172.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

Special Note About Forward-Looking Statements

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements relate to future events or future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the sales and marketing of our products;
●	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;
●	our business and operations in general, including: uncertainty regarding the magnitude, duration and geographic reach of the ongoing COVID-19 pandemic, adverse impacts of the Russia-Ukraine conflict and related macroeconomic conditions on our business, financial condition, operations, cash flows and liquidity;
●	our ability to successfully execute and maintain the activities and efforts related to the measures we have taken or may take in response to the COVID-19 pandemic and associated costs therewith;
●	our ability to attract, hire, and retain highly skilled personnel;
●	interruptions to our manufacturing and production as a result of natural catastrophic events or other causes beyond our control such as power disruptions or widespread disease outbreaks, such as the ongoing COVID-19 pandemic and the Russia-Ukraine conflict;
●	global, national and local economic and market conditions, specifically with respect to geopolitical uncertainty, including the Russia-Ukraine conflict, the ongoing COVID-19 pandemic, inflation and rising interest rates;
●	the timing and likelihood of U.S. Food and Drug Administration, or FDA, approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;
●	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;
●	cost and delays resulting from the extensive pharmaceutical regulations to which we are subject or delays in governmental processing time due to travel and work restrictions caused by the COVID-19 pandemic;
●	our ability to compete in the development and marketing of our products and product candidates;
●	our expectations regarding the business expansion plans for our Chinese subsidiary, Amphastar Nanjing Pharmaceuticals, Ltd., or ANP;
●	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;
●	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our active pharmaceutical ingredient, or API, customers;
●	the effects of reforms in healthcare regulations and reductions in pharmaceutical pricing, reimbursement and coverage;
●	the potential for our marketed products to be withdrawn due to patient adverse events or deaths, or if we fail to secure FDA approval for products subject to the Prescription Drug Wrap-Up program;
●	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;
●	the amount of price concessions or exclusion of suppliers adversely affecting our business;
●	variations in intellectual property laws, our ability to establish and maintain intellectual property protection for our products and our ability to successfully defend our intellectual property in cases of alleged infringement;
●	the implementation of our business strategies, product development strategies and technology utilization;
●	the potential for exposure to product liability claims;
●	our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions, divestitures or investments, including the anticipated benefits of such acquisitions, divestitures or investments;
●	our ability to expand internationally;
●	economic and industry trends and trend analysis;
●	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
●	the impact of trade tariffs, export or import restrictions, or other trade barriers;
●	the impact of Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate including the potential for drug price controls;
●	the timing for completion and the validation of the new construction at our ANP and Amphastar facilities;
●	the timing and extent of share buybacks; and

●	our financial performance expectations, including our expectations regarding our backlog, revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability.

You should read this Quarterly Report and the documents that we reference elsewhere in this Quarterly Report completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. In particular, the extent of COVID-19’s ongoing impact on our business and the impacts of the ongoing Russia-Ukraine conflict, will depend on several factors, including the severity, duration and extent of the pandemic and the conflict, all of which continue to evolve and remain uncertain at this time. We discuss many of these risks and uncertainties in greater detail in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2021, particularly in Item 1A. “Risk Factors.” These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report regardless of the time of delivery of this Quarterly Report, and such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report to “Amphastar,” “the Company,” “we,” “our,” and “us” refer to Amphastar Pharmaceuticals, Inc. and our subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$166,157	$126,353
Restricted cash	235	235
Short-term investments	17,234	10,320
Restricted short-term investments	2,200	2,200
Accounts receivable, net	80,810	78,804
Inventories	98,733	92,807
Income tax refunds and deposits	5,878	126
Prepaid expenses and other assets	5,898	7,274
Total current assets	377,145	318,119

Property, plant, and equipment, net	237,564	244,244
Finance lease right-of-use assets	201	353
Operating lease right-of-use assets	26,962	26,894
Investment in unconsolidated affiliate	3,065	3,985
Goodwill and intangible assets, net	37,700	38,870
Other assets	18,683	16,665
Deferred tax assets	22,399	22,399
Total assets	$723,719	$671,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$97,665	$89,545
Income taxes payable	597	9,081
Current portion of long-term debt	2,057	2,202
Current portion of operating lease liabilities	3,315	2,982
Total current liabilities	103,634	103,810

Long-term reserve for income tax liabilities	6,531	6,531
Long-term debt, net of current portion and unamortized debt issuance costs	73,871	74,776
Long-term operating lease liabilities, net of current portion	24,680	24,703
Deferred tax liabilities	364	534
Other long-term liabilities	15,332	15,653
Total liabilities	224,412	226,007
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 57,896,337 and 48,992,289 shares issued and outstanding as of June 30, 2022 and 56,440,202 and 47,714,912 shares issued and outstanding as of December 31, 2021, respectively	6	6
Additional paid-in capital	443,042	422,423
Retained earnings	221,936	180,337
Accumulated other comprehensive loss	(8,709)	(6,765)
Treasury stock	(156,968)	(150,479)
Total equity	499,307	445,522
Total liabilities and stockholders’ equity	$723,719	$671,529

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenues	$123,467	$101,663	$243,835	$204,683
Cost of revenues	60,111	54,287	124,653	112,361
Gross profit	63,356	47,376	119,182	92,322

Operating expenses:
Selling, distribution, and marketing	5,756	4,129	11,275	8,666
General and administrative	9,979	14,565	22,449	29,903
Research and development	22,798	18,122	39,021	32,887
Total operating expenses	38,533	36,816	72,745	71,456

Income from operations	24,823	10,560	46,437	20,866

Non-operating income (expenses):
Interest income	229	142	410	303
Interest expense	(397)	(86)	(752)	(190)
Other income (expenses), net	(1,504)	3,601	6,089	(1,648)
Total non-operating income (expenses), net	(1,672)	3,657	5,747	(1,535)

Income before income taxes	23,151	14,217	52,184	19,331
Income tax provision	5,551	5,595	9,628	6,750
Income before equity in losses of unconsolidated affiliate	17,600	8,622	42,556	12,581

Equity in losses of unconsolidated affiliate	(254)	—	(957)	—

Net income	$17,346	$8,622	$41,599	$12,581

Net income (loss) attributable to non-controlling interests	$—	$855	$—	$(227)

Net income attributable to Amphastar Pharmaceuticals, Inc.	$17,346	$7,767	$41,599	$12,808

Net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders:
Basic	$0.35	$0.16	$0.86	$0.27

Diluted	$0.33	$0.16	$0.79	$0.26

Weighted-average shares used to compute net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders:
Basic	48,864	47,731	48,501	47,626

Diluted	53,227	49,552	52,603	49,535

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income attributable to Amphastar Pharmaceuticals, Inc.	$17,346	$7,767	$41,599	$12,808

Other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc., net of income taxes
Foreign currency translation adjustment	(1,464)	711	(1,944)	(1,210)
Total other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	(1,464)	711	(1,944)	(1,210)

Total comprehensive income attributable to Amphastar Pharmaceuticals, Inc.	$15,882	$8,478	$39,655	$11,598

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock		Total
			Additional		Other			Amphastar	Non-
			Paid-in	Retained	Comprehensive			Stockholders'	controlling
	Shares	Amount	Capital	Earnings	loss	Shares	Amount	Equity	Interest	Total
Balance as of December 31, 2021	56,440,202	$6	$422,423	$180,337	$(6,765)	(8,725,290)	$(150,479)	$445,522	$—	$445,522
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	24,253	—	—	—	24,253	—	24,253
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(480)	—	—	(480)	—	(480)
Purchase of treasury stock	—	—	—	—	—	(51,168)	(1,229)	(1,229)	—	(1,229)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(428)	—	—	33,231	428	—	—	—
Issuance of common stock in connection with the Company's equity plans	1,055,200	—	6,437	—	—	—	—	6,437	—	6,437
Share-based compensation expense	—	—	5,022	—	—	—	—	5,022	—	5,022
Balance as of March 31, 2022	57,495,402	$6	$433,454	$204,590	$(7,245)	(8,743,227)	$(151,280)	$479,525	$—	$479,525
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	17,346	—	—	—	17,346	—	17,346
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(1,464)	—	—	(1,464)	—	(1,464)
Purchase of treasury stock	—	—	—	—	—	(189,840)	(6,118)	(6,118)	—	(6,118)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(430)	—	—	29,019	430	—	—	—
Issuance of common stock in connection with the Company's equity plans	400,935	—	5,783	—	—	—	—	5,783	—	5,783
Share-based compensation expense	—	—	4,235	—	—	—	—	4,235	—	4,235
Balance as of June 30, 2022	57,896,337	$6	$443,042	$221,936	$(8,709)	(8,904,048)	$(156,968)	$499,307	$—	$499,307

	Common Stock				Accumulated	Treasury Stock		Total
			Additional		Other			Amphastar	Non-
			Paid-in	Retained	Comprehensive			Stockholders'	controlling
	Shares	Amount	Capital	Earnings	loss	Shares	Amount	Equity	Interest	Total
Balance as of December 31, 2020	54,760,922	$5	$410,061	$117,773	$(3,721)	(7,265,483)	$(121,812)	$402,306	$46,417	$448,723
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	5,041	—	—	—	5,041	—	5,041
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(1,921)	—	—	(1,921)	—	(1,921)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(1,082)	(1,082)
Purchase of treasury stock	—	—	—	—	—	(204,698)	(3,783)	(3,783)	—	(3,783)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(49)	—	—	4,184	49	—	—	—
Issuance of common stock in connection with the Company's equity plans	423,078	1	(853)	—	—	—	—	(852)	—	(852)
Share-based compensation expense	—	—	4,767	—	—	—	—	4,767	67	4,834
Balance as of March 31, 2021	55,184,000	$6	$413,926	$122,814	$(5,642)	(7,465,997)	$(125,546)	$405,558	$45,402	$450,960
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	7,767	—	—	—	7,767	—	7,767
Other comprehensive income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	711	—	—	711	—	711
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	—	855	855
Purchase of treasury stock	—	—	—	—	—	(298,727)	(5,560)	(5,560)	—	(5,560)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(142)	—	—	12,064	142	—	—	—
Issuance of common stock in connection with the Company's equity plans	552,209	—	7,247	—	—	—	—	7,247	—	7,247
Share-based compensation expense	—	—	6,270	—	—	—	—	6,270	(1,027)	5,243
Balance as of June 30, 2021	55,736,209	$6	$427,301	$130,581	$(4,931)	(7,752,660)	$(130,964)	$421,993	$45,230	$467,223

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$41,599	$12,581
Reconciliation to net cash provided by operating activities:
(Gain) loss on disposal of assets	(58)	314
Gain on interest rate swaps	(3,901)	(275)
Depreciation of property, plant, and equipment	11,411	11,449
Amortization of product rights, trademarks, and patents	696	553
Operating lease right-of-use asset amortization	1,709	1,689
Equity in losses of unconsolidated affiliate	957	—
Share-based compensation expense	9,257	10,918
Changes in operating assets and liabilities:
Accounts receivable, net	(2,178)	(1,985)
Inventories	(7,422)	(1,659)
Prepaid expenses and other assets	4,071	1,610
Income tax refunds, deposits, and payable, net	(14,235)	2,218
Operating lease liabilities	(1,468)	(1,849)
Accounts payable and accrued liabilities	13,142	19,420
Net cash provided by operating activities	53,580	54,984

Cash Flows From Investing Activities:
Purchases and construction of property, plant, and equipment	(12,101)	(13,359)
Proceeds from the sale of property, plant and equipment	421	—
Purchase of investments	(12,004)	(7,240)
Maturity of investments	6,391	8,475
Payment of deposits and other assets	3	(825)
Net cash used in investing activities	(17,290)	(12,949)

Cash Flows From Financing Activities:
Proceeds from equity plans, net of withholding tax payments	12,220	6,394
Purchase of treasury stock	(7,346)	(9,344)
Settlement of ANP equity awards	—	(839)
Debt issuance costs	(89)	—
Repayments under lines of credit	—	(774)
Principal payments on long-term debt	(1,131)	(7,267)
Net cash provided by (used in) financing activities	3,654	(11,830)

Effect of exchange rate changes on cash	(140)	(121)

Net increase in cash, cash equivalents, and restricted cash	39,804	30,084

Cash, cash equivalents, and restricted cash at beginning of period	126,588	94,507

Cash, cash equivalents, and restricted cash at end of period	$166,392	$124,591

Noncash Investing and Financing Activities:
Capital expenditure included in accounts payable	$5,539	$7,034
Operating lease right-of-use assets in exchange for operating lease liabilities	$1,777	$8,803
Equipment acquired under finance leases	$—	$107

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$1,167	$998
Income taxes paid	$23,964	$4,577

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

COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the ongoing novel coronavirus pandemic, or COVID-19. The complete extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the information is constantly evolving. The Company considered the impact of COVID-19 on the assumptions and estimates used to determine the results reported and asset valuations as of June 30, 2022.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

All of the Company’s production facilities continued to operate during the quarter as they had prior to the COVID-19 pandemic with very little change, other than for enhanced safety measures intended to prevent the spread of the virus. In the first quarter of 2022, increases in COVID-19 cases in Shanghai, China, led to shutdowns and delays at the ports in Shanghai, which led to delays in shipping certain APIs and starting materials. Future shutdowns could have an adverse impact on the Company’s operations. However, the extent of the impact of any future shutdown or delay is highly uncertain and difficult to predict.

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

The Company’s French subsidiary, AFP, maintains its book of record in euros. AUK’s subsidiary, IMS UK, maintains its book of record in British pounds. These local currencies have been determined to be the subsidiaries’ respective functional currencies. Activities in the statement of operations is translated to USD using average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transactions. Translation adjustments are reflected in stockholders’ equity and are included as a component of other accumulated comprehensive income (loss). The unrealized gains or losses of intercompany foreign currency transactions that are of a long-term investment nature are reported in other accumulated comprehensive income (loss).

The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature were a $2.1 million loss and a $2.7 million loss for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2021, the unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature were a $0.4 million gain and a $1.0 million loss, respectively.

Comprehensive Income

For the three and six months ended June 30, 2022 and 2021, the Company included its foreign currency translation gains and losses as part of its comprehensive income.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Advertising Expense

Advertising expenses, primarily associated with Primatene Mist®, are recorded as they are incurred, except for expenses related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented, and are reflected as a component of selling, distribution and marketing in the Company’s condensed consolidated statement of operations. For the three and six months ended June 30, 2022, advertising expenses were $2.5 million and $4.9 million, respectively. For the three and six months ended June 30, 2021, advertising expenses were $1.9 million and $4.1 million, respectively.

Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, restricted cash and short-term investments, accounts receivable, accounts payable, accrued expenses, and short-term borrowings approximate fair value due to the short maturity of these items. The majority of the Company’s long-term obligations consist of variable rate debt, and their carrying value approximates fair value as the stated borrowing rates are comparable to rates currently offered to the Company for instruments with similar maturities. The Company at times enters into interest rate swap contracts to manage its exposure to interest rate changes and its overall cost of long-term debt. The Company’s interest rate swap contracts exchange the variable interest rates for fixed interest rates. The Company’s interest rate swaps have not been designated as hedging instruments and, therefore are recorded at their fair values at the end of each reporting period with changes in fair value recorded in other income (expenses) on the condensed consolidated statement of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and highly liquid investments purchased with original maturities of three months or less.

Investments

Investments as of June 30, 2022 and December 31, 2021 consisted of certificates of deposit and investment grade corporate and municipal bonds with original maturity dates between three and fifteen months.

Restricted Cash

Restricted cash is collateral required for the Company to guarantee certain vendor payments in France. As of June 30, 2022 and December 31, 2021, the restricted cash balances were $0.2 million.

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letters of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months, but less than one year. As of June 30, 2022 and December 31, 2021, the balance of restricted short-term investments was $2.2 million.

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

Hanxin continues to be a related party after the restructuring.

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

The Company’s payment terms vary by types and locations of customers and the products or services offered. Payment terms differ by jurisdiction and customers, but payment is generally required in a term ranging from 30 to 75 days from date of shipment or satisfaction of the performance obligation. For certain products or services and certain customer types, the Company may require payment before products are delivered or services are rendered to customers.

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

Service revenues derived from research and development contracts is recognized over time based on progress toward satisfaction of the performance obligation. For each performance obligation satisfied over time, the Company assesses the proper method to be used for revenue recognition, either an input method to measure progress toward the satisfaction of services or an output method of determining the progress of completion of performance obligation. For the three and six months ended June 30, 2022, revenues from research and development services at ANP were $0.7 million and $1.3 million, respectively. For the three and six months ended June 30, 2021, revenues from research and development services at ANP were $1.0 million and $1.3 million, respectively.

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

The provision for chargebacks and rebates is reflected as a component of net revenues. The following table is an analysis of the chargeback and rebate provision:

	Six Months Ended
	June 30,
	2022	2021

	(in thousands)
Beginning balance	$20,167	$20,380
Provision for chargebacks and rebates	96,593	97,973
Credits and payments issued to third parties	(94,526)	(99,400)
Ending balance	$22,234	$18,953

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Of the provision for chargebacks and rebates as of June 30, 2022 and December 31, 2021, $17.4 million and $15.6 million were included as a reduction to accounts receivable, net, on the condensed consolidated balance sheets, respectively. The remaining provision as of June 30, 2022 and December 31, 2021 of $4.8 million and $4.6 million, respectively, were included in accounts payable and accrued liabilities.

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

The provision for product returns is reflected as a component of net revenues. The following table is an analysis of the product return liability:

	Six Months Ended
	June 30,
	2022	2021

	(in thousands)
Beginning balance	$21,677	$14,204
Provision for product returns	2,929	7,770
Credits issued to third parties	(3,341)	(4,433)
Ending balance	$21,265	$17,541

Of the provision for product returns as of June 30, 2022 and December 31, 2021, $15.6 million and $16.0 million, were included in accounts payable and accrued liabilities on the condensed consolidated balance sheets, respectively. The remaining provision as of June 30, 2022 and December 31, 2021 of $5.7 million, were included in other long-term liabilities. For the six months ended June 30, 2022 and 2021, the Company’s aggregate product return rate was 1.6% of qualified sales.

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

For the three and six months ended June 30, 2022, options to purchase 12,296 and 706,411 shares of stock, respectively, with a weighted-average exercise price of $37.41 per share and $34.79 per share, respectively, were excluded in the computation of diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders because the effect would be anti-dilutive.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three and six months ended June 30, 2021, options to purchase 2,056,803 shares of stock, with a weighted-average exercise price of $20.75 per share and the reallocation of net income attributable to non-controlling interest were excluded in the computation of diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders because the effect would be anti-dilutive.

The following table provides the calculation of basic and diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands, except per share data)
Basic and dilutive numerator:
Net income attributable to Amphastar Pharmaceuticals, Inc.	$17,346	$7,767	$41,599	$12,808
Denominator:
Weighted-average shares outstanding — basic	48,864	47,731	48,501	47,626

Net effect of dilutive securities:
Incremental shares from equity awards	4,363	1,821	4,102	1,909
Weighted-average shares outstanding — diluted	53,227	49,552	52,603	49,535
Net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders — basic	$0.35	$0.16	$0.86	$0.27
Net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders — diluted	$0.33	$0.16	$0.79	$0.26

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information by reporting segment is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Net revenues:
Finished pharmaceutical products	$120,123	$94,722	$236,669	$192,604
API	3,344	6,941	7,166	12,079
Total net revenues	123,467	101,663	243,835	204,683

Gross profit (loss):
Finished pharmaceutical products	67,084	49,614	124,023	94,900
API	(3,728)	(2,238)	(4,841)	(2,578)
Total gross profit	63,356	47,376	119,182	92,322

Operating expenses	38,533	36,816	72,745	71,456

Income from operations	24,823	10,560	46,437	20,866
Non-operating income (expenses)	(1,672)	3,657	5,747	(1,535)

Income before income taxes	$23,151	$14,217	$52,184	$19,331

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Finished pharmaceutical products net revenues:
Primatene Mist®	$18,974	$16,680	$43,671	$35,063
Epinephrine	18,119	9,192	33,275	24,770
Lidocaine	16,042	11,594	26,632	20,665
Phytonadione	13,381	10,421	23,856	19,986
Glucagon	11,795	12,131	22,779	20,115
Enoxaparin	9,031	9,328	19,155	19,986
Naloxone	7,193	6,625	14,606	12,966
Other finished pharmaceutical products	25,588	18,751	52,695	39,053
Total finished pharmaceutical products net revenues	$120,123	$94,722	$236,669	$192,604

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amount of depreciation and amortization expense included in cost of revenues, by reporting segments, is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Depreciation and amortization expense
Finished pharmaceutical products	$2,059	$1,460	$3,853	$2,895
API	937	1,179	1,885	2,227
Total depreciation and amortization expense	$2,996	$2,639	$5,738	$5,122

Net revenues and carrying values of long-lived assets by geographic regions are as follows:

	Net Revenue				Long-Lived Assets
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2022	2021	2022	2021	2022	2021

	(in thousands)
United States	$120,786	$95,193	$237,900	$194,363	$135,585	$134,731
China	766	1,126	1,699	2,247	89,627	91,876
France	1,915	5,344	4,236	8,073	39,515	44,884
Total	$123,467	$101,663	$243,835	$204,683	$264,727	$271,491

Note 7. Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. The Company considers these three customers to be its major customers, as each individually, and these customers collectively, represented a significant percentage of the Company’s net revenue for the three and six months ended June 30, 2022 and 2021, and accounts receivable as of June 30, 2022 and December 31, 2021, respectively. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
			Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2022	2021	2022	2021	2022	2021
AmerisourceBergen	17%	13%	24%	23%	23%	24%
McKesson	23%	30%	22%	18%	20%	19%
Cardinal Health	19%	20%	17%	15%	16%	15%

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of June 30, 2022, cash equivalents include money market accounts and municipal bonds with original maturities of less than three months. Investments consist of certificates of deposit as well as investment-grade municipal bonds with original maturity dates between three and fifteen months. The certificates of deposit are carried at amortized cost in the Company’s condensed consolidated balance sheet, which approximates their fair value determined based on Level 2 inputs. The corporate and municipal bonds are classified as held-to-maturity and are carried at amortized cost net of allowance for credit losses, which approximates their fair value determined based on Level 2 inputs. The restrictions on restricted cash and investments have a negligible effect on the fair value of these financial assets.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the Company’s financial assets and liabilities measured on a recurring basis as of June 30, 2022 and December 31, 2021, are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Cash equivalents	$122,382	$122,382	$—	$—
Restricted cash	235	235	—	—
Short-term investments	4,600	—	4,600	—
Restricted short-term investments	2,200	—	2,200	—
Corporate and municipal bonds	12,985	—	12,985	—
Interest rate swap related to variable rate loans	4,497	—	4,497	—
Fair value measurement as of June 30, 2022	$146,899	$122,617	$24,282	$—

Cash equivalents	$102,863	$102,863	$—	$—
Restricted cash	235	235	—	—
Short-term investments	5,103	—	5,103	—
Restricted short-term investments	2,200	—	2,200	—
Corporate and municipal bonds	6,984	—	6,984	—
Interest rate swap related to variable rate loans	596	—	596	—
Fair value measurement as of December 31, 2021	$117,981	$103,098	$14,883	$—

The Company does not hold any Level 3 instruments that are measured at fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include investments in unconsolidated affiliates, long-lived assets, goodwill, and intangible assets for which the fair value is determined as part of the related impairment test. As of June 30, 2022, and December 31, 2021, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

The deferred compensation plan assets are valued using the cash surrender value of the life insurance policies and are not included in the table above.

Note 9. Investments

A summary of the Company’s investments that are classified as held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Corporate bonds (due within 1 year)	$7,731	$—	$(38)	$7,693
Municipal bonds (due within 1 year)	5,302	—	(10)	5,292
Total investments as of June 30, 2022	$13,033	$—	$(48)	$12,985

Corporate bonds (due within 1 year)	$2,481	$—	$(3)	$2,478
Corporate bonds (due within 1 to 3 years)	1,248	—	(3)	1,245
Municipal bonds (due within 1 year)	3,263	—	(2)	3,261
Total investments as of December 31, 2021	$6,992	$—	$(8)	$6,984

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Investment in unconsolidated affiliate

The Company accounts for its share of the earnings or losses of its unconsolidated affiliate (Hanxin) with a reporting lag of three months, as the financial statements of Hanxin are not completed on a basis that is sufficient for the Company to apply the equity method on a current basis. The Company’s share of Hanxin’s losses for the three and six months ended June 30, 2022 was $0.3 million and $1.0 million, respectively, which was recorded in the “Equity in losses of unconsolidated affiliate” line on the condensed consolidated statement of operations.

In the second quarter of 2022, Hanxin entered into an agreement with certain of its shareholders, including certain shareholders who are related parties of the Company, to allow for the conversion of loans outstanding with those shareholders to equity. The conversion rate has not been set and none of the loans have been converted to equity as of June 30, 2022. Conversion of such loans would result in dilution of the Company’s direct ownership interest in Hanxin.

Note 10. Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights	10	$8,492	$5,025	$3,467
Patents	12	486	356	130
Land-use rights	39	2,540	716	1,824
Subtotal	12	11,518	6,097	5,421
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,054	—	3,054
Subtotal	*	32,279	—	32,279
As of June 30, 2022	*	$43,797	$6,097	$37,700

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights	10	$9,445	$5,116	$4,329
Patents	12	486	340	146
Land-use rights	39	2,540	683	1,857
Subtotal	12	12,471	6,139	6,332
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,313	—	3,313
Subtotal	*	32,538	—	32,538
As of December 31, 2021	*	$45,009	$6,139	$38,870
*	Intangible assets with indefinite lives have an indeterminable average life.

Goodwill

The changes in the carrying amounts of goodwill were as follows:

	June 30,	December 31,
	2022	2021

	(in thousands)
Beginning balance	$3,313	$3,940
ANP restructuring	—	(374)
Currency translation	(259)	(253)
Ending balance	$3,054	$3,313

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene Mist®, an over-the-counter bronchodilator product, recorded at the allocated fair value of $29.2 million, which is its carrying value as of June 30, 2022.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2022	2021

	(in thousands)
Raw materials and supplies	$43,900	$41,853
Work in process	40,087	33,298
Finished goods	14,746	17,656
Total inventories	$98,733	$92,807

Charges of $0.6 million and $8.6 million were included in the cost of revenues in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2022, respectively, to adjust the Company’s inventory and related firm purchase commitments to their net realizable value. For the three and six months ended June 30, 2021, charges of $1.4 million and $10.9 million were included in the cost of revenues, respectively, to adjust the Company’s inventory and related firm purchase commitments to their net realizable value.

The Company did not have any material losses on firm purchase commitments related to raw materials on order for the three months ended June 30, 2022. For the six months ended June 30, 2022, the losses on firm purchase commitments related to raw materials on order was $6.4 million. Losses on firm purchase commitments related to raw materials on order were $1.1 million and $9.3 million for the three and six months ended June 30, 2021, respectively.

Note 12. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	June 30,	December 31,
	2022	2021

	(in thousands)
Buildings	$130,381	$130,582
Leasehold improvements	31,548	29,221
Land	7,423	7,615
Machinery and equipment	205,274	207,883
Furniture, fixtures, and automobiles	28,012	27,376
Construction in progress	42,959	41,186
Total property, plant, and equipment	445,597	443,863
Less accumulated depreciation	(208,033)	(199,619)
Total property, plant, and equipment, net	$237,564	$244,244

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2022	2021

	(in thousands)
Accrued customer fees and rebates	$12,473	$12,121
Accrued payroll and related benefits	24,640	23,256
Accrued product returns, current portion	15,578	16,028
Accrued loss on firm purchase commitments	6,311	7,133
Other accrued liabilities	7,592	8,793
Total accrued liabilities	66,594	67,331
Accounts payable	31,071	22,214
Total accounts payable and accrued liabilities	$97,665	$89,545

Note 14. Debt

Debt consists of the following:

	June 30,	December 31,
	2022	2021

	(in thousands)
Term Loan

Term loan with Capital One N.A. due August 2026	$68,688	$69,563

Mortgage Loans

Mortgage payable with East West Bank due June 2027	8,273	8,353

Other Loans and Payment Obligations

French government loans due December 2026	254	269

Line of Credit Facilities

Line of credit facility with China Merchant Bank	—	—
Revolving line of credit facility with Capital One N.A. due August 2026	—	—

Equipment under Finance Leases	215	398
Total debt	77,430	78,583
Less current portion of long-term debt	2,057	2,202
Less: Loan issuance costs	1,502	1,605
Long-term debt, net of current portion and unamortized debt issuance costs	$73,871	$74,776

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2022, the fair value of the loans listed above approximated their carrying amount. The interest rate used in the fair value estimation was determined to be a Level 2 input. For the mortgage loan with East West Bank, as well as the term loan with Capital One N.A., the Company has entered into fixed interest rate swap contracts to exchange the variable interest rates for a fixed interest rates. The interest rate swap contracts are recorded at fair value in the other assets line in the condensed consolidated balance sheets. Gains from changes in the fair values of interest rate swaps were $0.9 million and $3.9 million for the three and six months ended June 30, 2022, respectively.

Covenants

At June 30, 2022 and December 31, 2021, the Company was in compliance with all of its debt covenants.

Note 15. Income Taxes

The following table sets forth the Company’s income tax provision for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Income before taxes	$23,151	$14,217	$52,184	$19,331
Income tax provision	5,551	5,595	9,628	6,750
Income before equity in losses of unconsolidated affiliate	$17,600	$8,622	$42,556	$12,581
Income tax provision as a percentage of income before income taxes	24.0%	39.4%	18.5%	34.9%

The change in the Company’s effective tax rate for the three and six months ended June 30, 2022, was primarily due to differences in pre-tax income positions and timing of discrete tax items.

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

For purposes of computing its annual effective tax rate, the Company did not benefit from its losses in the states where it files separately. This increased the Company’s income tax expense by an immaterial amount for the three and six months ended June 30, 2022 and 2021.

Note 16. Stockholders' Equity

Share Buyback Program

Pursuant to the Company’s existing share buyback program, the Company purchased 189,840 and 241,008 shares of its common stock during the three and six months ended June 30, 2022, for total consideration of $6.1 million and $7.3 million, respectively. The Company purchased 298,727 and 503,425 shares of its common stock during the three and six months ended June 30, 2021, for total consideration of $5.5 million and $9.3 million, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Amended and Restated 2015 Equity Incentive Plan

As of June 30, 2022, the Company reserved an aggregate of 6,491,959 shares of common stock for future issuance under the Amended and Restated 2015 Equity Incentive Plan, or the 2015 Plan, including 1,192,873 shares, which were reserved in January 2022 pursuant to the evergreen provision in the 2015 Plan.

2014 Employee Stock Purchase Plan

As of June 30, 2022, the Company has issued 1,039,832 shares of common stock under the ESPP, and 960,168 shares of its common stock remain available for issuance under the ESPP.

In May 2022, the Company issued 85,376 shares at a weighted-average purchase price of $16.88 per share under the ESPP. For the three and six months ended June 30, 2022, the Company recorded ESPP expense of $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2021, the Company recorded ESPP expense of $0.2 million and $0.3 million, respectively.

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

The weighted-averages for key assumptions used in determining the fair value of options granted during the three and six months ended June 30, 2022 and 2021, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Average volatility	40.5%	41.6%	41.0%	42.1%
Average risk-free interest rate	3.0%	1.0%	2.3%	1.2%
Weighted-average expected life in years	4.8	5.1	6.1	6.1
Dividend yield rate	—%	—%	—%	—%

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of option activity for the six months ended June 30, 2022, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2021	8,455,721	$15.67
Options granted	790,874	34.36
Options exercised	(1,087,158)	14.62
Options cancelled	(86,133)	19.30
Options expired	(5,614)	13.79
Outstanding as of June 30, 2022	8,067,690	$17.61	5.40	$138,665
Exercisable as of June 30, 2022	5,664,200	$15.64	4.09	$108,470
Vested and expected to vest as of June 30, 2022	7,826,182	$17.42	5.29	$135,970
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock for those awards that have an exercise price below the estimated fair value at June 30, 2022.

For the three and six months ended June 30, 2022, the Company recorded an expense of $2.0 million and $4.5 million, respectively, related to stock options granted under all plans. For the three and six months ended June 30, 2021, the Company recorded an expense of $1.9 million and $4.3 million, respectively, related to stock options granted under all plans.

Information relating to option grants and exercises is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands, except per share data)
Weighted-average grant date fair value per option share	$12.13	$7.30	$14.75	$7.60
Intrinsic value of options exercised	6,510	2,087	18,710	3,116
Cash received from options exercised	4,469	6,000	16,919	8,169
Total fair value of the options vested during the period	1,004	1,278	7,990	8,050

A summary of the status of the Company’s non-vested options as of June 30, 2022, and changes during the six months ended June 30, 2022, is presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2021	2,848,934	$6.95
Options granted	790,874	14.75
Options vested	(1,150,185)	6.95
Options forfeited	(86,133)	8.30
Non-vested as of June 30, 2022	2,403,490	9.47

As of June 30, 2022, there was $17.8 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.9 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period using the straight-line method. During the three and six months ended June 30, 2022, the Company recorded total expenses of $2.0 million and $4.4 million, respectively, related to RSU awards granted under all plans. During the three and six months ended June 30, 2021, the Company recorded expenses of $2.1 million and $4.3 million, respectively, related to RSU awards granted under all plans.

As of June 30, 2022, there was $18.8 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.9 years and will be adjusted for future changes in estimated forfeitures.

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
	Total RSUs	Value of RSUs
	Issued	Issued(1)
		(in thousands)
RSUs outstanding at December 31, 2021	1,184,842
RSUs granted	338,680	$11,653
RSUs forfeited	(36,927)
RSUs vested(2)	(469,033)
RSUs outstanding at June 30, 2022	1,017,562
(1)	The total fair market value is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 178,578 shares of common stock were surrendered to fulfill tax withholding obligations.

The 2018 ANP Equity Incentive Plan

In December 2018, ANP’s board of directors approved the 2018 Plan, which was set to expire in December 2023. The 2018 Plan permitted the grant of stock options and other equity awards in ANP shares to ANP employees.

During the second quarter of 2021, in connection with the ANP restructuring, the 2018 Plan was terminated.

At the time the 2018 Plan was terminated, the number of stock options outstanding under the 2018 Plan was 5,018,880. As part of the termination, ANP cash settled 4,091,080 stock options, of which 1,944,771 stock options were vested and 2,146,309 stock options were unvested, for $0.8 million, which approximated the fair value of these awards at the time of settlement. The cash settlement of these awards was recorded as a reduction in equity.

For the remaining 927,800 stock option awards that were outstanding under the 2018 Plan at the time the 2018 Plan was terminated, of which 56,925 stock options were vested and 870,875 were unvested, the Company cancelled these awards and issued replacement awards under the 2015 Plan. The modified awards vest over periods ranging from 1 to 2 years and have a 10-year contractual term. The cancellation and replacement of the awards was accounted for as a modification in accordance with ASC 718.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As a result of the modification, the cost to the Company was $2.3 million, of which $1.8 million was recorded as share-based compensation within general and administrative expenses in the condensed consolidated statement of operations for the three and six months ended June 30, 2021, and the remaining $0.5 million is being recognized over the vesting period of the modified awards.

Share-based Compensation Expense

The Company recorded share-based compensation expense, which is included in the Company’s condensed consolidated statement of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Cost of revenues	$938	$932	$2,323	$2,078
Operating expenses:
Selling, distribution, and marketing	194	147	362	274
General and administrative	2,718	4,568	5,579	7,536
Research and development	385	437	993	1,030
Total share-based compensation	$4,235	$6,084	$9,257	$10,918

Note 17. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the three and six months ended June 30, 2022 were approximately $0.5 million and $1.1 million, respectively, compared to the prior year expense of $0.6 million and $1.1 million for the three and six months ended June 30, 2021, respectively.

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

The liability under the plan is based on a discount rate of 1.0% as of June 30, 2022 and December 31, 2021. The liability is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.6 million at June 30, 2022 and December 31, 2021. The Company recorded an immaterial amount of expense under the plan for the three and six months ended June 30, 2022 and 2021.

Non-qualified Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan obligations are payable upon retirement, termination of employment and/or certain other times

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants began contributing to the plan in January 2020. The plan assets were valued at approximately $3.4 million as of June 30, 2022 and December 31, 2021, respectively. The plan liabilities were valued at approximately $3.5 million as of June 30, 2022, and December 31, 2021, respectively. The plan assets and liabilities are included in other long-term assets and other long-term liabilities, respectively, on the Company’s condensed consolidated balance sheets.

Note 18. Commitments and Contingencies

Purchase Commitments

As of June 30, 2022, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $65.9 million. The Company anticipates that most of these commitments with a remaining term in excess of one year will be fulfilled by 2023.

Note 19. Related Party Transactions

In April 2022, the Company’s Chinese subsidiary, ANP, entered into a contract manufacturing agreement with Hanxin, a related party, whereby Hanxin will develop several active pharmaceutical ingredients and finished products for the Chinese market and will engage ANP to manufacture the products on a cost-plus basis. Hanxin will commit to purchase certain quantities from ANP subject to the terms and conditions set forth in the agreement, including Hanxin filing for and obtaining any required marketing authorizations.

Note 20. Litigation

Regadenoson (0.4 mg/5 mL, 0.08 mg/mL) Patent Litigation

On February 25, 2020, Astellas US LLC, Astellas Pharma US, Inc., and Gilead Sciences, Inc. (collectively, “Astellas-Gilead”) filed a Complaint in the United States District Court for the District of Delaware against IMS for infringement of U.S. Patent Nos. 8,106,183 (the “‘183 patent”), RE47,301 (the “‘301 patent”), and 8,524,883 (the “‘883 patent”) (collectively, “Astellas-Gilead Patents”) with regard to IMS’s ANDA No. 214,252 for approval to manufacture and sell 0.4 mg/5 mL (0.08 mg/mL) intravenous solution of Regadenoson. On March 4, 2020, IMS filed its Answer and Counterclaims. On March 30, 2020, the Court issued an Order allowing the Company to join pending consolidated litigation with five other generic Regadenoson ANDA filers involving similar claims. The Company’s 30-month FDA stay expires August 10, 2022. On January 26, 2022, the Company and Astellas-Gilead reached an agreement to resolve the lawsuit. The parties submitted, and the Court granted on January 27, 2022, a Motion to Dismiss Without Prejudice for Astellas-Gilead’s complaint of infringement against IMS. Under the terms of the agreement, the Company received $5.4 million from Astellas constituting saved litigation expenses. The Company recorded the settlement amount in the other income (expenses) line in its condensed consolidated statement of operations for the six months ended June 30, 2022.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 21.   Subsequent Event

In July 2022, the Company entered into a three-year contract research agreement with Hanxin, a related party, whereby Hanxin will develop Recombinant Human Insulin Research Cell Banks, or RCBs, for the Company and license the RCBs to the Company subject to a fully paid, exclusive, perpetual, transferable, sub-licensable worldwide license. The RCBs will be used by the Company to make Master Cell Banks for one of its product candidates. Per the terms of the agreement with Hanxin, all title to the RCBs developed, prepared and produced by Hanxin in conducting research and development will belong to the Company. The Company will also own any confidential and proprietary information, technology regarding development and manufacturing of the RCBs, which shall include engineering, scientific and practical information and formula, research data, design, and procedures and others to develop and manufacture the RCBs, in use or developed by Hanxin. The total cost of the agreement to the Company shall not exceed approximately $2.2 million, with payments adjusted based on the then current exchange rates. Any additional work or changes to the scope of work requested by the Company will be charged by Hanxin to the Company on a cost plus basis, plus any applicable taxes.

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

We are currently developing a portfolio of generic abbreviated new drug applications, or ANDAs, biosimilar insulin product candidates and proprietary product candidates, which are in various stages of development and target a variety of indications. Three of the ANDAs and one new drug application, or NDA, are currently on file with the FDA.

Our largest products by net revenues currently include Primatene Mist®, epinephrine, glucagon, phytonadione, lidocaine, and enoxaparin sodium injection. In April 2022, the FDA granted approval of our ganirelix acetate injection 250mg/0.5mL prefilled syringe, which we launched in June 2022. In May 2022, the FDA granted approval of our regadenoson injection, 0.08mg/mL, 5mL, single dose prefilled syringe. The timing of the launch of this product is subject to a confidential settlement agreement with the product’s innovator. In July 2022, the FDA granted approval of our vasopressin injection, USP 20 Units/mL, 1 mL single dose vial, which we plan to launch in August 2022.

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

In 2021, we completed the restructuring of our Chinese subsidiary, ANP, resulting in the reduction of ANP’s ownership of Hanxin Pharmaceutical Technology Co., Ltd, or Hanxin, and subsidiaries to 14%, see Note 3 to the condensed consolidated financial statements. As a result of the restructuring, we determined that we have significant influence over Hanxin and as such the retained non-controlling investment in Hanxin is accounted for as an equity method investment. Hanxin continues to be a related party subsequent to the restructuring.

COVID-19 Pandemic

We are actively monitoring the COVID-19 pandemic, including the emergence of recent variants, and its impact globally. Currently, our production facilities in all of our locations continue to operate as they had before the COVID-19 pandemic with few changes, other than for enhanced safety measures intended to prevent the spread of the virus.

Some of our ongoing clinical trials experienced short-term interruptions in the recruitment of patients due to the COVID-19 pandemic, as hospitals prioritized their resources towards the COVID-19 pandemic and governments imposed travel restrictions. Some clinical trials experienced increased expenses due to new protocols to protect participants from COVID-19. Additionally, certain suppliers had difficulties meeting their delivery commitments, and we are experiencing longer lead time for components. For example, in the first quarter of 2022, increases in COVID-19 cases in Shanghai, China, led to shutdowns and delays at the ports in Shanghai, which led to delays in shipping certain APIs and starting materials. Future shutdowns could have an adverse impact on our operations. However, the extent of the impact of any future shutdown or delay is highly uncertain and difficult to predict.

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

Trends and Uncertainties

The Russia-Ukraine conflict and resulting sanctions and other actions against Russia has led to uncertainty and disruption in the global economy. Although the conflict has not had a direct material adverse impact on our revenues or other financial results, we are closely monitoring the events of the Russian-Ukraine conflict and its impact on Europe and throughout the rest of the world. It is not clear at this time how long the conflict will endure, or if it will escalate further, which could further compound the adverse impact to the global economy and consequently affect our results of operations.

Certain other worldwide events and macroeconomic factors, such as international trade relations, new legislation and regulations, taxation or monetary policy changes, political and civil unrest, and inflationary pressures, among other factors, also increase volatility in the global economy. For example, the United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 7.0% for 2021 and has increased to more than 9.1% as of June 2022. The existence of inflation in the U.S. and global economy has and may continue to result in higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects.

See the section “Risk Factors” for further discussion of the possible impact of the Russia-Ukraine conflict and other macroeconomic factors on our business.

Business Segments

As of June 30, 2022, our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) API products. The finished pharmaceutical products segment manufactures, markets and distributes Primatene Mist®, epinephrine, glucagon, phytonadione, lidocaine, enoxaparin, naloxone, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes RHI API and porcine insulin API for external customers and internal product development. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Segment Reporting.”

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Net revenues

	Three Months Ended
	June 30,		Change
	2022	2021	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$120,123	$94,722	$25,401	27%
API	3,344	6,941	(3,597)	(52)%
Total net revenues	$123,467	$101,663	$21,804	21%
Cost of revenues
Finished pharmaceutical products	$53,039	$45,108	$7,931	18%
API	7,072	9,179	(2,107)	(23)%
Total cost of revenues	$60,111	$54,287	$5,824	11%
Gross profit	$63,356	$47,376	$15,980	34%
as % of net revenues	51%	47%

The increase in net revenues of the finished pharmaceutical products for the three months ended June 30, 2022 was due to the following changes:

	Three Months Ended
	June 30,		Change
	2022	2021	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
Primatene Mist®	$18,974	$16,680	$2,294	14%
Epinephrine	18,119	9,192	8,927	97%
Lidocaine	16,042	11,594	4,448	38%
Phytonadione	13,381	10,421	2,960	28%
Glucagon	11,795	12,131	(336)	(3)%
Enoxaparin	9,031	9,328	(297)	(3)%
Naloxone	7,193	6,625	568	9%
Other finished pharmaceutical products	25,588	18,751	6,837	36%
Total finished pharmaceutical products net revenues	$120,123	$94,722	$25,401	27%

Primatene Mist® sales continued to grow in the second quarter of 2022, as a result of increased unit volumes, which was primarily a result of the continued success of our advertising campaign. The increase in sales of epinephrine and lidocaine was primarily due to an increase in unit volumes, resulting from high demand as a result of competitor shortages. Lidocaine also increased in volumes due to our ability to fill orders that had been backordered at the end of the first quarter due to supplier constraints. The increase in sales of phytonadione was a combination of both a higher average selling price and an increase in unit volumes. The increase in other finished pharmaceutical products was primarily due to higher unit volumes of dextrose and sodium bicarbonate, which were in high demand resulting from competitor shortages, as well as the launch of our ganirelix prefilled syringe in late June 2022.

We anticipate that sales of naloxone and enoxaparin will continue to fluctuate in the future as a result of changing levels of competition. Sales of epinephrine and other finished pharmaceutical products will fluctuate depending on the ability of our competitors to supply the market.

Sales of API primarily depend on the timing of customer purchases. In May 2021, we amended the Supply Agreement with MannKind Corporation, or MannKind, whereby MannKind’s aggregate total commitment of RHI API under the

Supply Agreement was modified and extended for an additional year through 2027, which timeframe would have previously lapsed after calendar year 2026. MannKind agreed to pay us an amendment fee of $2.0 million. We received the first payment of the amendment fee of $1.0 million in June 2021 which we recognized in net revenues during the year ended December 31, 2021. The remaining $1.0 million of the amendment fee was received in January 2022 and relates to the amendments to the 2022 supply level and has been and will continue to be recognized ratably to net revenues in 2022. We anticipate that sales of API will continue to fluctuate and may decrease due to the inherent uncertainties related to sales to MannKind pursuant to our supply agreement with them. In addition, most of our API sales are denominated in euros, and the fluctuation in the value of euros versus the U.S. dollar has had, and will continue to have, an impact on API sales revenues in the near term.

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. However, during the second quarter of 2022, we experienced a backlog of approximately $5.6 million for various products, partially as a result of competitor shortages and supplier constraints. We are currently working on resolving backlog related issues and believe that we will be able to reduce the backlog in the near future. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross margins

The increase in sales of Primatene Mist®, as well as the launch of our ganirelix product during the second quarter of 2022, both of which are higher-margin products, helped increase our gross margins for the three months ended June 30, 2022. Also contributing to the increased margin was a decrease of heparin and enoxaparin component purchase commitments, since these components are reserved to the lower cost or net realizable value at the time of commitment.

These increases in gross margins were partially offset by overall increase in labor cost, as well as an increase in the cost for heparin raw material, which is used as the starting material for enoxaparin, and a lower average selling price for enoxaparin.

We are experiencing increased costs for labor and certain purchased components. Additionally, the cost of heparin may increase further, putting downward pressure on our gross margins. However, we believe that this trend will be offset by increased sales of our higher-margin products, including Primatene Mist®, glucagon and ganirelix.

Selling, distribution and marketing, and general and administrative

	Three Months Ended
	June 30,		Change
	2022	2021	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$5,756	$4,129	$1,627	39%
General and administrative	$9,979	$14,565	$(4,586)	(31)%

The increase in selling, distribution and marketing expenses was primarily due to increased advertising and freight expenses. The decrease in general and administrative expense was primarily due to a decrease in legal expenses and a decrease in expenses in China due to the ANP restructuring in 2021.

We expect that selling, distribution and marketing expenses will continue to increase due to the increase in marketing expenditures for Primatene Mist®. Legal fees may fluctuate from period to period due to the timing of patent challenges and other litigation matters.

Research and development

	Three Months Ended
	June 30,		Change
	2022	2021	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$6,066	$7,625	$(1,559)	(20)%
Clinical trials	1,074	1,603	(529)	(33)%
FDA fees	28	40	(12)	(30)%
Materials and supplies	11,129	3,458	7,671	222%
Depreciation	2,548	2,955	(407)	(14)%
Other expenses	1,953	2,441	(488)	(20)%
Total research and development expenses	$22,798	$18,122	$4,676	26%

The increase in research and development expenses is primarily due to an increase in materials and supplies as a result of in an increase in expenditures on raw materials and components for our AMP-018 and insulin products. This was partially offset by a decrease in clinical trial expense as a result of a shift in timing on some of our clinical trial studies, as well as a decrease in expenses in China due to the ANP restructuring in 2021.

Research and development costs consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

We have made, and expect to continue to make, substantial investments in research and development to expand our product portfolio and grow our business. We expect that research and development expenses will increase on an annual basis due to increased clinical trial costs related to our insulin and inhalation product candidates. These expenditures will include costs of APIs developed internally as well as APIs purchased externally, the cost of purchasing reference listed drugs and the costs of performing the clinical trials. As we undertake new and challenging research and development projects, we anticipate that the associated costs will increase significantly over the next several quarters and years. Over the past year, some of our ongoing clinical trials experienced short term interruptions in the recruitment of patients due to the COVID-19 pandemic, as hospitals prioritized their resources towards the COVID-19 pandemic and government imposed travel restrictions. These conditions may in turn delay spending and delay the results of these trials. Additionally, some clinical trials experienced increased expenses due to new protocols to protect participants from COVID-19.

Other income (expenses), net

	Three Months Ended
	June 30,		Change
	2022	2021	Dollars	%

	(in thousands)
Other income (expense), net	$(1,504)	$3,601	$(5,105)	NM

Other income (expenses), net is primarily a result of foreign currency fluctuation during the three months ended June 30, 2022. In June 2021, we reached a final settlement with Aventis, which resulted in the reduction of the accrued expense by $2.7 million.

Income tax provision

	Three Months Ended
	June 30,		Change
	2022	2021	Dollars	%

	(in thousands)
Income tax provision	$5,551	$5,595	$(44)	(1)%
Effective tax rate	24%	39%

Our effective tax rate for the three months ended June 30, 2022 decreased in comparison to the three months ended June

30, 2021, primarily due to differences in pre-tax income positions and timing of discrete tax items. For more information regarding our income taxes, see Note 15 to the condensed consolidated financial statements.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net revenues

	Six Months Ended
	June 30,		Change
	2022	2021	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$236,669	$192,604	$44,065	23%
API	7,166	12,079	(4,913)	(41)%
Total net revenues	$243,835	$204,683	$39,152	19%
Cost of revenues
Finished pharmaceutical products	$112,646	$97,704	$14,942	15%
API	12,007	14,657	(2,650)	(18)%
Total cost of revenues	$124,653	$112,361	$12,292	11%
Gross profit	$119,182	$92,322	$26,860	29%
as % of net revenues	49%	45%

The increase in net revenues of the finished pharmaceutical products for the six months ended June 30, 2022, was due to the following changes:

	Six Months Ended
	June 30,		Change
	2022	2021	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
Primatene Mist®	$43,671	$35,063	$8,608	25%
Epinephrine	33,275	24,770	8,505	34%
Lidocaine	26,632	20,665	5,967	29%
Phytonadione	23,856	19,986	3,870	19%
Glucagon	22,779	20,115	2,664	13%
Enoxaparin	19,155	19,986	(831)	(4)%
Naloxone	14,606	12,966	1,640	13%
Other finished pharmaceutical products	52,695	39,053	13,642	35%
Total finished pharmaceutical products net revenues	$236,669	$192,604	$44,065	23%

Primatene Mist® sales continued to grow in the first half of 2022, as a result of increased unit volumes, which was primarily a result of the continued success of our advertising campaign. The increase in sales of epinephrine and lidocaine was primarily due to an increase in unit volumes, as a result of high demand as a result of competitor shortages. The increase in sales of phytonadione was primarily due to a higher average selling price. The increase in sales of glucagon was primarily due to an increase in unit volumes as the prior year period did not include a full year of sales due to glucagon’s launch in the first quarter of 2021. The increase in sales of naloxone was primarily due an increase in unit volumes. The increase in other finished pharmaceutical products was primarily due to higher unit volumes of calcium chloride, dextrose and sodium bicarbonate, which were in high demand resulting from competitor shortages, as well as the launch of our ganirelix prefilled syringe in late June 2022.

We anticipate that sales of naloxone and enoxaparin will continue to fluctuate in the future as a result of changing levels of competition. Sales of epinephrine and other finished pharmaceutical products will fluctuate depending on the ability of our competitors to supply the market.

Sales of API primarily depend on the timing of customer purchases. In May 2021, we amended the Supply Agreement with MannKind Corporation, whereby MannKind’s aggregate total commitment of RHI API under the Supply Agreement was modified and extended for an additional year through 2027, which timeframe would have previously lapsed after calendar year 2026. MannKind has agreed to pay us an amendment fee of $2.0 million. We received the first payment of the amendment fee of $1.0 million in June 2021 which we recognized in net revenues during the year ended December 31, 2021. The remaining $1.0 million of the amendment fee was received in January 2022 and relates to the amendments to the 2022 supply level and has been and will continue to be recognized ratably to net revenues in 2022. We anticipate that sales of API will continue to fluctuate and may decrease due to the inherent uncertainties related to sales to MannKind pursuant to our supply agreement with them. In addition, most of our API sales are denominated in euros, and the fluctuation in the value of euros versus the U.S. dollar has had, and will continue to have, an impact on API sales revenues in the near term.

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. However, during the second quarter of 2022, we experienced a backlog of approximately $5.6 million for various products, partially brought on by competitor shortages and supplier constraints. We are currently working on resolving these issues and believe that we will be able to reduce the backlog in the near future. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross margins

The increase in sales of Primatene Mist® and glucagon, which are higher-margin products, helped increase our gross margins for the six months ended June 30, 2022. These increases in gross margins were partially offset by overall increase in labor cost, as well as an increase in the cost for heparin raw material, which is used as the starting material for enoxaparin, and a lower average selling price for enoxaparin.

We are experiencing increased costs for labor and certain purchased components. Additionally, the cost of heparin may increase further, putting downward pressure on our gross margins. However, we believe that this trend will be offset by increased sales of our higher-margin products, including Primatene Mist®, glucagon and new products we anticipate launching in the second half of 2022.

Selling, distribution and marketing, and general and administrative

	Six Months Ended
	June 30,		Change
	2022	2021	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$11,275	$8,666	$2,609	30%
General and administrative	$22,449	$29,903	$(7,454)	(25)%

The increase in selling, distribution and marketing expenses was primarily due to increased advertising and freight expenses. The decrease in general and administrative expense was primarily due to a decrease in legal expenses and a decrease in expenses in China due to the ANP restructuring in 2021.

We expect that selling, distribution and marketing expenses will continue to increase due to the increase in marketing expenditures for Primatene Mist®. Legal fees may fluctuate from period to period due to the timing of patent challenges and other litigation matters.

Research and development

	Six Months Ended
	June 30,		Change
	2022	2021	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$12,550	$14,604	$(2,054)	(14)%
Clinical trials	1,179	2,341	(1,162)	(50)%
FDA fees	57	80	(23)	(29)%
Materials and supplies	16,530	5,611	10,919	195%
Depreciation	5,174	5,893	(719)	(12)%
Other expenses	3,531	4,358	(827)	(19)%
Total research and development expenses	$39,021	$32,887	$6,134	19%

The increase in research and development expenses is primarily due to an increase in materials and supplies as a result of in an increase in expenditures on raw materials and components for our AMP-018 and insulin products. This was partially offset by a decrease in clinical trial expense as a result of a shift in timing on some of our clinical trial studies, as well as a decrease in expenses in China due to the ANP restructuring in 2021.

Research and development costs consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

We have made, and expect to continue to make, substantial investments in research and development to expand our product portfolio and grow our business. We expect that research and development expenses will increase on an annual basis due to increased clinical trial costs related to our insulin and inhalation product candidates. These expenditures will include costs of APIs developed internally as well as APIs purchased externally, the cost of purchasing reference listed drugs and the costs of performing the clinical trials. As we undertake new and challenging research and development projects, we anticipate that the associated costs will increase significantly over the next several quarters and years. Over the past year, some of our ongoing clinical trials experienced short term interruptions in the recruitment of patients due to the COVID-19 pandemic, as hospitals prioritized their resources towards the COVID-19 pandemic and government imposed travel restrictions. These conditions may in turn delay spending and delay the results of these trials. Additionally, some clinical trials experienced increased expenses due to new protocols to protect participants from COVID-19.

Other income (expenses), net

	Six Months Ended
	June 30,		Change
	2022	2021	Dollars	%

	(in thousands)
Other income (expense), net	$6,089	$(1,648)	$7,737	NM

In January 2022, we received a settlement of $5.4 million in connection with the Regadenoson patent litigation. For more information regarding our litigation matters, see Note 19 to the condensed consolidated financial statements.

Income tax provision

	Six Months Ended
	June 30,		Change
	2022	2021	Dollars	%

	(in thousands)
Income tax provision	$9,628	$6,750	$2,878	43%
Effective tax rate	18%	35%

Our effective tax rate for the six months ended June 30, 2022 decreased in comparison to the six months ended June 30, 2021, primarily due to differences in pre-tax income positions and timing of discrete tax items. For more information regarding our income taxes, see Note 15 to the condensed consolidated financial statements.

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

As of June 30, 2022, our foreign subsidiaries collectively held $13.2 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

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

Working capital increased by $59.2 million to $273.5 million at June 30, 2022, compared to $214.3 million at December 31, 2021.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$53,580	$54,984
Investing activities	(17,290)	(12,949)
Financing activities	3,654	(11,830)
Effect of exchange rate changes on cash	(140)	(121)
Net increase in cash, cash equivalents, and restricted cash	$39,804	$30,084

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $53.6 million for the six months ended June 30, 2022, which included net income of $41.6 million. Non-cash items comprised primarily of $13.8 million of depreciation and amortization and $9.3 million of share-based compensation expense.

Additionally, for the six months ended June 30, 2022, there was a net cash outflow from changes in operating assets and liabilities of $8.1 million, which resulted from an increase in accounts receivables as well as an increase in inventories, which was partially offset by an increase in accounts payable and accrued liabilities. Accounts payable and accrued liabilities increased primarily due to the timing of payments. The increase in accounts receivable was due to both increases in sales and the timing of sales.

Net cash provided by operating activities was $55.0 million for the six months ended June 30, 2021, which included net income of $12.6 million. Non-cash items comprised primarily of $13.7 million of depreciation and amortization, and $10.9 million of share-based compensation expense. Additionally, for the six months ended June 30, 2021, there was a net cash inflow from changes in operating assets and liabilities of $17.8 million, which resulted from an increase in accounts payable and accrued liabilities, which was partially offset by an increase in accounts receivable. Accounts payable and accrued liabilities increased primarily due to the timing of payments. The increase in accounts receivable was due to both increases in sales and the timing of sales.

Investing Activities

Net cash used in investing activities was $17.3 million for the six months ended June 30, 2022, primarily as a result of $12.1 million in purchases of property, plant, and equipment, which included $8.4 million incurred in the United States, $0.6 million in France, and $3.1 million in China. Additionally, cash outflow from short-term investing activities during the period was $5.6 million.

Net cash used in investing activities was $12.9 million for the six months ended June 30, 2021, primarily as a result of $13.4 million in purchases of property, plant, and equipment, which included $6.9 million incurred in the United States, $0.3 million in France, and $6.2 million in China.

Financing Activities

Net cash provided by financing activities was $3.7 million for the six months ended June 30, 2022, primarily as a result of $12.2 million in net proceeds from the settlement of share-based compensation awards under our equity plan, which was partially offset by the use of $7.3 million to purchase treasury stock. Additionally, we also made $1.1 million in principal payments on our long-term debt.

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

From May 17 through May 25, 2022, our IMS facility in South El Monte, California was subject to routine cGMP inspection by the FDA. The inspection included a review of compliance with FDA regulations relating to Good Manufacturing Practices. The inspection resulted in one observation on Form 483. We responded to that observation. We believe that our response to the observation will satisfy the requirements of the FDA and that no significant further actions will be necessary.

From May 17, 2022 to June 30, 2022, five of our clinical trial sites were subject to pre-approval biomonitoring inspections by the FDA. The inspections included a review of the clinical trial data to support one of our pending applications. Each inspection resulted in no Form 483 findings. No further actions will be necessary.

On June 21, 2022, our IMS facility in South El Monte, California was subject to routine inspection by the DEA. The inspection included a review of manufacture, storage and handling of our controlled substances. The inspection resulted in no findings. No further actions will be necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Except for the broad, ongoing effects of the COVID-19 pandemic as a result of its negative impact on the global economy and financial markets and the impacts of the ongoing Russian invasion of Ukraine, there have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2021. We are exposed to market risk in the ordinary course of business. Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings. We are exposed to market risk for changes in the market values of our investments (Investment Risk), the impact of interest rate changes (Interest Rate Risk), and the impact of foreign currency exchange changes (Foreign Currency Exchange Risk).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

The ongoing COVID-19 pandemic, including the emergence of recent variants, has continued to impact worldwide economic activity and financial markets. While four vaccines have received regulatory approval or Emergency Use Authorization from the FDA, the COVID-19 pandemic remains a challenge to our business until it is abated. Mass and rapid production of the vaccines, for example, has placed increased pressure on the availability of supplies that are also used in our products, such as glass vials and needles. The COVID-19 pandemic may impose additional burdens on our business to comply with regulations imposed by the State of California and other governmental bodies to reduce the spread of the virus. The COVID-19 pandemic may also disrupt the operations of our customers, suppliers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. Disruptions to our manufacturing partners and suppliers could result in disruption to the production of our products and failure to satisfy demand. More generally, the ongoing COVID-19 pandemic could continue to adversely affect economies and financial markets globally and nationally, potentially leading to an economic downturn, which could decrease spending and adversely affect demand for our products and harm our business and results of operations. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. Specifically, difficult macroeconomic conditions, increased and prolonged unemployment or a decline in business confidence as a result of the COVID-19 pandemic, could have a continuing adverse effect on the demand for some of our products. The degree of impact of the COVID-19 pandemic on our business will depend on several factors, such as the duration and the extent of the pandemic, as well as actions taken by governments, businesses, and consumers in response to the pandemic, all of which continue to evolve and remain uncertain at this time.

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

Some of our ongoing clinical trials have experienced short term interruptions in the recruitment of patients due to the COVID-19 pandemic, as hospitals prioritized their resources toward the COVID-19 pandemic and governments imposed travel restrictions. Additionally, protocols at certain clinical sites have changed which could slow down the pace of clinical trials while also increasing their cost. These conditions may in turn delay spending and delay the results of these trials. Additionally, certain suppliers delayed shipments to us in 2021 and 2022. These delays may have been caused by manufacturing disruptions due to the COVID-19 pandemic. For example, in the first quarter of 2022, increases in

COVID-19 cases in Shanghai, China, led to shutdowns and delays at the ports in Shanghai, which led to delays in shipping certain APIs and starting materials. Future shutdowns could have an adverse impact on our operations. However, the extent of the impact of any future shutdown or delay is highly uncertain and difficult to predict. Shanghai’s delays did not ultimately cause delays in our manufacturing, but future delays could cause manufacturing disruptions at our factories.

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

We currently manufacture the starting material for Amphadase® and enoxaparin as well as the APIs for isoproterenol and nitroprusside at our manufacturing facility in China, and we plan to use this facility to manufacture several of the APIs for products in our pipeline. Additionally, we intend to continue to invest in the expansion of this manufacturing facility. Our manufacturing facility and operations in China involve significant risks, including:

●	disruptions in the construction of the manufacturing facility;
●	interruptions to our operations in China or the inability of our manufacturing facility to produce adequate quantities of raw materials or APIs to meet our needs as a result of natural catastrophic events or other causes beyond our control such as power disruptions or widespread disease outbreaks, including the recent outbreaks that impact animal-derived products, such as the importation of pig-derived crude heparin from countries impacted by the African swine flu, and the ongoing COVID-19 pandemic, which has resulted in and may in the future result in, business closures, transportation restrictions, import and export complications, and otherwise cause shortages in the supply of raw materials or cause disruptions in our manufacturing capability;
●	product supply disruptions and increased costs as a result of heightened exposure to changes in the policies of the Chinese government, political unrest or unstable economic conditions in China;
●	the imposition of tariffs or other trade barriers as a result of changes in social, political, and economic conditions or in laws, regulations, and policies governing foreign trade, including U.S. and foreign export controls, trade sanctions and import laws and regulations, the tariffs previously implemented and additional tariffs that have been proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which, if implemented, remain uncertain;
●	the nationalization or other expropriation of private enterprises or intellectual property by the Chinese government, which could result in the total loss of our investment in China; and
●	interruptions to our manufacturing or business operations resulting from geo-political actions, including war and terrorism such as the war in Ukraine, natural disasters including earthquakes, typhoons, floods, and fires, or outbreaks of health epidemics such as coronavirus, or outbreaks in livestock or animals that impact or restrict importation, use, or distribution of animal-derived products.

Any of these matters could materially and adversely affect our business and results of operations. These interruptions or failures could impair our ability to operate our business, impede the commercialization of our product candidates or delay the introduction of new products, impact our product quality, or impair our competitive position.

We are actively monitoring and assessing the ongoing impact of the COVID-19 pandemic. This includes evaluating the impact on our employees, suppliers, and logistics providers as well as evaluating governmental actions being taken to curtail the spread of the virus. For example, in the first quarter of 2022, increases in COVID-19 cases in Shanghai, China, led to shutdowns and delays at the ports in Shanghai. However, the extent of any future shutdown or delay is highly uncertain and difficult to predict. Any material adverse effect on our employees, suppliers, and logistics providers could have a material adverse effect on our manufacturing operations in China or the supply of raw materials or APIs originating from China.

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

In February 2017, the FDA requested that we discontinue the manufacturing and distribution of our epinephrine injection, USP vial product, which had been marketed under the “grandfather” exception to the “FDA’s Prescription Drug Wrap-Up program”. We discontinued selling this product in the second quarter of 2017. In April 2020, the FDA granted approval of our epinephrine injection, USP 30mg/mL multiple dose vial, and we launched the product in May 2020.

The FDA granted approval of our products that were previously marketed under the “grandfather” exception, such as atropine sulfate injection 0.1mg/mL in the 10mL Luer-Jet® prefilled syringe in October 2020, dextrose injection 50% in the 50mL Luer-Jet® prefilled syringe in March 2021 and our morphine sulfate injection USP, 1mg/mL 30mL in April 2021.

Our only unapproved product currently on the market is the epinephrine prefilled syringe. For the years ended December 31, 2021, 2020, and 2019, we recorded net revenues of $27.8 million, $13.2 million, and $13.9 million, respectively, for epinephrine prefilled syringes and for the six months ended June 30, 2022 and 2021, we recorded net revenues of $14.7 million and $12.3 million, respectively, for this product. We submitted an NDA for our epinephrine prefilled syringe in order to mitigate all risk associated with the marketing of unapproved drug products. Prior to the approval of our NDA submission, we continue to operate in compliance with the FDA Compliance Policy Guide, CPG Sec. 440.100 Marketed New Drugs Without Approved NDAs and ANDAs. In 2020, the HHS announced that termination of the FDA Unapproved Drugs Initiative (UDI), citing that the Compliance Policy Guide (CPG) issued with the UDI was “linked to prescription drug price increases and shortages” and announced its withdrawal. However, under the Biden administration, in May 2021, HHS and FDA, each under new leadership, jointly issued a withdrawal-of-the-termination notice, withdrawing the prior HHS notice of termination issued under the Trump administration, citing multiple legal and factual inaccuracies. New guidance from the agency is anticipated in the future. The long-term impact of this policy and other measures promulgated by the Biden administration on our business remains unclear.

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

Despite our implementation of security measures to protect the confidentiality, integrity, and availability of the systems, networks and data within our control from various threats (e.g., cyber-attacks, system breaches, malware, viruses, hacking, fraudulent use, social engineering attacks, phishing attacks, ransomware attacks, credential-stuffing attacks, denial-of-service attacks, unauthorized access, insider threats, accidental disclosures, intellectual property theft and economic espionage, exploitable vulnerabilities, defects or bugs in our or our third-party providers’ systems, natural disasters, war, terrorism, telecommunications and electrical outages, breakdowns, damage, interruptions), we have experienced and may continue to experience cyber-attacks of varying degrees from time to time. For example, in the first quarter of 2022, our Chinese subsidiary, ANP, was subject to a security incident that resulted in a temporary disruptions to some of their internal computer systems. We are currently working with ANP to improve and add additional security measures to their systems and networks. We have incurred costs to respond to the ANP incident. In addition, in the second quarter of 2020, we were subject to a security incident that resulted in a temporary disruption to some of our internal computer systems. In response to this incident, we engaged a third-party forensic expert to investigate, and determined that cyber criminals illegally obtained certain personal information of certain current and former employees. We notified affected individuals and regulators, as we deemed was required or appropriate. We have incurred cost to respond to this incident, and we expect to continue to incur cost to support our efforts to enhance our security measures. Our systems and networks and the systems and networks of third parties that support us and our services may be breached or disrupted due to these threats. The size and complexity of our systems may make them potentially vulnerable to breakdown or interruption, whether due to computer viruses or other causes, which may result in loss of data or the impairment of production and other supply chain processes, adversely affecting our business.

Techniques used to sabotage or obtain unauthorized access to systems and networks are constantly evolving and, in some instances, are not identified until or after they are launched against a target. We and our third-party providers may be unable to anticipate these techniques, discover threats and react in a timely manner, or implement adequate preventative or mitigating measures. Further, system breaches, malware, ransomware, computer hacking, and insider threats have become more prevalent. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with working remotely as a result of the ongoing COVID-19 pandemic. We and our third-party providers who may be operating in remote work environments may have increased security risks, due to increased use of home Wi-Fi networks and virtual private networks, as well as increased disbursement of physical machines. Also, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our third-party providers are vulnerable to heightened risks of cyber threats and cyber-attacks from or affiliated with nation-state actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services. While we implement security measures designed to reduce these risks, there is no guarantee that these measures will be adequate to safeguard all systems and networks. Any failure to maintain performance, reliability, security and availability of our systems and networks may result in accidental or unlawful destruction, damage, loss, unavailability, alteration, impairment, misuse, unauthorized disclosure of, or unauthorized access to our data, including personal information.

In addition, potential legal, regulatory, contractual, financial, operational, and reputational harm may arise from the accidental or unlawful destruction, damage, loss, unavailability, alteration, impairment, misuse, unauthorized disclosure of, or unauthorized access to our systems, networks or data, including data which is transmitted, stored or otherwise processed by us or by collaborators, third-party providers, distributors and other contractors on our behalf. For example:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock:

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
April 1 – April 30, 2022	—	$—	—	—
May 1 – May 31, 2022	44,270	34.27	44,270	—
June 1 – June 30, 2022	145,570	31.58	145,570	—
(1)	On May 9, 2022, we announced that our Board of Directors authorized an increase of $25.0 million to our share buyback program. The share buyback program does not have an expiration date. As of June 30, 2022, $26.2 million remained available for repurchase under such program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Contract Manufacturing Agreement by and between Amphastar Nanjing Pharmaceuticals, Inc. and Nanjing Hanxin Pharmaceutical Technology Co., Ltd, dated April 19, 2022.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of pursuant to Rule 13a-14(a) or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover Page Interactive File (Formatted as Inline XBRL and contained in Exhibit 101)
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

Date: August 9, 2022

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 9, 2022