Form 10-Q
period 2022-09-30
Amphastar Pharmaceuticals, Inc.
filed 2022-11-08
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

The number of shares outstanding of the registrant’s only class of common stock as of November 1, 2022 was 48,331,186.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

Special Note About Forward-Looking Statements

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements relate to future events or future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the sales and marketing of our products;
●	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;
●	our business and operations in general, including: uncertainty regarding the magnitude, duration and geographic reach of the ongoing COVID-19 pandemic, adverse impacts of the Russia-Ukraine conflict and related macroeconomic conditions on our business, financial condition, operations, cash flows and liquidity;
●	our ability to successfully execute and maintain the activities and efforts related to the measures we have taken or may take in response to the COVID-19 pandemic and associated costs therewith;
●	our ability to attract, hire, and retain highly skilled personnel;
●	interruptions to our manufacturing and production as a result of natural catastrophic events or other causes beyond our control such as power disruptions or widespread disease outbreaks, such as the ongoing COVID-19 pandemic and the Russia-Ukraine conflict;
●	global, national and local economic and market conditions, specifically with respect to geopolitical uncertainty, including the Russia-Ukraine conflict, the ongoing COVID-19 pandemic, inflation and rising interest rates;
●	the timing and likelihood of U.S. Food and Drug Administration, or FDA, approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;
●	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;
●	cost and delays resulting from the extensive pharmaceutical regulations to which we are subject or delays in governmental processing time due to travel and work restrictions caused by the COVID-19 pandemic;
●	our ability to compete in the development and marketing of our products and product candidates;
●	our expectations regarding the business of our Chinese subsidiary, Amphastar Nanjing Pharmaceuticals, Ltd., or ANP;
●	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;
●	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our active pharmaceutical ingredient, or API, customers;
●	the effects of reforms in healthcare regulations and reductions in pharmaceutical pricing, reimbursement and coverage;
●	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;
●	the amount of price concessions or exclusion of suppliers adversely affecting our business;
●	variations in intellectual property laws, our ability to establish and maintain intellectual property protection for our products and our ability to successfully defend our intellectual property in cases of alleged infringement;
●	the implementation of our business strategies, product development strategies and technology utilization;
●	the potential for exposure to product liability claims;
●	our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions, divestitures or investments, including the anticipated benefits of such acquisitions, divestitures or investments;
●	our ability to expand internationally;
●	economic and industry trends and trend analysis;
●	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
●	the impact of trade tariffs, export or import restrictions, or other trade barriers;
●	the impact of Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate including the potential for drug price controls;
●	the timing for completion and the validation of the new construction at our ANP and Amphastar facilities;
●	the timing and extent of share buybacks; and
●	our financial performance expectations, including our expectations regarding our backlog, revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$157,244	$126,353
Restricted cash	235	235
Short-term investments	26,843	10,320
Restricted short-term investments	2,200	2,200
Accounts receivable, net	77,099	78,804
Inventories	103,250	92,807
Income tax refunds and deposits	11,365	126
Prepaid expenses and other assets	5,986	7,274
Total current assets	384,222	318,119

Property, plant, and equipment, net	232,741	244,244
Finance lease right-of-use assets	601	353
Operating lease right-of-use assets	26,456	26,894
Investment in unconsolidated affiliate	2,690	3,985
Goodwill and intangible assets, net	37,037	38,870
Other assets	20,549	16,665
Deferred tax assets	22,399	22,399
Total assets	$726,695	$671,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$95,796	$89,545
Income taxes payable	1,531	9,081
Current portion of long-term debt	1,680	2,202
Current portion of operating lease liabilities	3,183	2,982
Total current liabilities	102,190	103,810

Long-term reserve for income tax liabilities	6,531	6,531
Long-term debt, net of current portion and unamortized debt issuance costs	74,011	74,776
Long-term operating lease liabilities, net of current portion	24,366	24,703
Deferred tax liabilities	242	534
Other long-term liabilities	14,190	15,653
Total liabilities	221,530	226,007
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 57,994,848 and 48,612,545 shares issued and outstanding as of September 30, 2022 and 56,440,202 and 47,714,912 shares issued and outstanding as of December 31, 2021, respectively	6	6
Additional paid-in capital	448,741	422,423
Retained earnings	237,810	180,337
Accumulated other comprehensive loss	(9,931)	(6,765)
Treasury stock	(171,461)	(150,479)
Total equity	505,165	445,522
Total liabilities and stockholders’ equity	$726,695	$671,529

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenues	$120,129	$112,198	$363,964	$316,881
Cost of revenues	61,619	61,015	186,272	173,376
Gross profit	58,510	51,183	177,692	143,505

Operating expenses:
Selling, distribution, and marketing	4,784	4,745	16,059	13,411
General and administrative	11,984	10,910	34,433	40,813
Research and development	18,514	10,759	57,535	43,646
Total operating expenses	35,282	26,414	108,027	97,870

Income from operations	23,228	24,769	69,665	45,635

Non-operating income (expenses):
Interest income	331	141	741	444
Interest expense	(566)	(527)	(1,318)	(717)
Other income (expenses), net	(397)	13,263	5,692	11,615
Total non-operating income (expenses), net	(632)	12,877	5,115	11,342

Income before income taxes	22,596	37,646	74,780	56,977
Income tax provision	6,559	6,686	16,187	13,436
Income before equity in losses of unconsolidated affiliate	16,037	30,960	58,593	43,541

Equity in losses of unconsolidated affiliate	(163)	—	(1,120)	—

Net income	$15,874	$30,960	$57,473	$43,541

Net income attributable to non-controlling interests	$—	$1,412	$—	$1,185

Net income attributable to Amphastar Pharmaceuticals, Inc.	$15,874	$29,548	$57,473	$42,356

Net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders:
Basic	$0.32	$0.62	$1.18	$0.89

Diluted	$0.30	$0.59	$1.09	$0.85

Weighted-average shares used to compute net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders:
Basic	48,904	48,022	48,635	47,758

Diluted	52,788	50,009	52,665	49,693

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income attributable to Amphastar Pharmaceuticals, Inc.	$15,874	$29,548	$57,473	$42,356

Other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc., net of income taxes
Reclassification of adjustment for amounts included in net income	—	(362)	—	(362)
Foreign currency translation adjustment	(1,222)	(984)	(3,166)	(2,194)
Total other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	(1,222)	(1,346)	(3,166)	(2,556)

Total comprehensive income attributable to Amphastar Pharmaceuticals, Inc.	$14,652	$28,202	$54,307	$39,800

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock		Total
			Additional		Other			Amphastar	Non-
			Paid-in	Retained	Comprehensive			Stockholders'	controlling
	Shares	Amount	Capital	Earnings	loss	Shares	Amount	Equity	Interest	Total
Balance as of December 31, 2021	56,440,202	$6	$422,423	$180,337	$(6,765)	(8,725,290)	$(150,479)	$445,522	$—	$445,522
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	24,253	—	—	—	24,253	—	24,253
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(480)	—	—	(480)	—	(480)
Purchase of treasury stock	—	—	—	—	—	(51,168)	(1,229)	(1,229)	—	(1,229)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(428)	—	—	33,231	428	—	—	—
Issuance of common stock in connection with the Company's equity plans	1,055,200	—	6,437	—	—	—	—	6,437	—	6,437
Share-based compensation expense	—	—	5,022	—	—	—	—	5,022	—	5,022
Balance as of March 31, 2022	57,495,402	$6	$433,454	$204,590	$(7,245)	(8,743,227)	$(151,280)	$479,525	$—	$479,525
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	17,346	—	—	—	17,346	—	17,346
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(1,464)	—	—	(1,464)	—	(1,464)
Purchase of treasury stock	—	—	—	—	—	(189,840)	(6,118)	(6,118)	—	(6,118)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(430)	—	—	29,019	430	—	—	—
Issuance of common stock in connection with the Company's equity plans	400,935	—	5,783	—	—	—	—	5,783	—	5,783
Share-based compensation expense	—	—	4,235	—	—	—	—	4,235	—	4,235
Balance as of June 30, 2022	57,896,337	$6	$443,042	$221,936	$(8,709)	(8,904,048)	$(156,968)	$499,307	$—	$499,307
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	15,874	—	—	—	15,874	—	15,874
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(1,222)	—	—	(1,222)	—	(1,222)
Purchase of treasury stock	—	—	—	—	—	(478,255)	(14,493)	(14,493)	—	(14,493)
Issuance of common stock in connection with the Company's equity plans	98,511	—	1,400	—	—	—	—	1,400	—	1,400
Share-based compensation expense	—	—	4,299	—	—	—	—	4,299	—	4,299
Balance as of September 30, 2022	57,994,848	$6	$448,741	$237,810	$(9,931)	(9,382,303)	$(171,461)	$505,165	$—	$505,165

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock		Total
			Additional		Other			Amphastar	Non-
			Paid-in	Retained	Comprehensive			Stockholders'	controlling
	Shares	Amount	Capital	Earnings	loss	Shares	Amount	Equity	Interest	Total
Balance as of December 31, 2020	54,760,922	$5	$410,061	$117,773	$(3,721)	(7,265,483)	$(121,812)	$402,306	$46,417	$448,723
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	5,041	—	—	—	5,041	—	5,041
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(1,921)	—	—	(1,921)	—	(1,921)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(1,082)	(1,082)
Purchase of treasury stock	—	—	—	—	—	(204,698)	(3,783)	(3,783)	—	(3,783)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(49)	—	—	4,184	49	—	—	—
Issuance of common stock in connection with the Company's equity plans	423,078	1	(853)	—	—	—	—	(852)	—	(852)
Share-based compensation expense	—	—	4,767	—	—	—	—	4,767	67	4,834
Balance as of March 31, 2021	55,184,000	$6	$413,926	$122,814	$(5,642)	(7,465,997)	$(125,546)	$405,558	$45,402	$450,960
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	7,767	—	—	—	7,767	—	7,767
Other comprehensive income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	711	—	—	711	—	711
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	—	855	855
Purchase of treasury stock	—	—	—	—	—	(298,727)	(5,560)	(5,560)	—	(5,560)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(142)	—	—	12,064	142	—	—	—
Issuance of common stock in connection with the Company's equity plans	552,209	—	7,247	—	—	—	—	7,247	—	7,247
Share-based compensation expense	—	—	6,270	—	—	—	—	6,270	(1,027)	5,243
Balance as of June 30, 2021	55,736,209	$6	$427,301	$130,581	$(4,931)	(7,752,660)	$(130,964)	$421,993	$45,230	$467,223
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	29,548	—	—	—	29,548	—	29,548
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(984)	—	—	(984)	—	(984)
ANP restructuring (see Note 3)	—	—	(22,162)	448	(362)	—	—	(22,076)	(46,642)	(68,718)
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	—	1,412	1,412
Purchase of treasury stock	—	—	—	—	—	(317,212)	(6,094)	(6,094)	—	(6,094)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(11)	—	—	900	11	—	—	—
Issuance of common stock in connection with the Company's equity plans	315,413	—	3,869	—	—	—	—	3,869	—	3,869
Share-based compensation expense	—	—	3,920	—	—	—	—	3,920	—	3,920
Balance as of September 30, 2021	56,051,622	$6	$412,917	$160,577	$(6,277)	(8,068,972)	$(137,047)	$430,176	$—	$430,176

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$57,473	$43,541
Reconciliation to net cash provided by operating activities:
(Gain) loss on disposal of assets	(52)	338
Gain on deconsolidation of subsidiary	—	(13,587)
(Gain) loss on interest rate swaps and foreign currency transactions, net	(1,124)	800
Depreciation of property, plant, and equipment	17,615	16,800
Amortization of product rights, trademarks, and patents	1,088	930
Operating lease right-of-use asset amortization	2,604	2,471
Equity in losses of unconsolidated affiliate	1,120	—
Share-based compensation expense	13,556	14,837
Changes in deferred taxes, net	—	5,170
Changes in operating assets and liabilities:
Accounts receivable, net	1,423	(14,166)
Inventories	(12,922)	(5,768)
Prepaid expenses and other assets	1,342	1,174
Income tax refunds, deposits, and payable, net	(18,789)	2,832
Operating lease liabilities	(2,303)	(2,529)
Accounts payable and accrued liabilities	12,924	4,710
Net cash provided by operating activities	73,955	57,553

Cash Flows From Investing Activities:
Purchases and construction of property, plant, and equipment	(17,724)	(20,578)
Proceeds from the sale of property, plant and equipment	421	—
Purchase of investments	(30,568)	(12,459)
Maturity of investments	15,465	17,423
Payment of deposits and other assets	(142)	(1,104)
Net cash used in investing activities	(32,548)	(16,718)

Cash Flows From Financing Activities:
ANP restructuring (see Note 3)	—	(53,592)
Proceeds from equity plans, net of withholding tax payments	13,620	10,264
Purchase of treasury stock	(21,840)	(15,437)
Settlement of ANP equity awards	—	(839)
Debt issuance costs	(404)	(1,430)
Repayments under lines of credit	—	(1,161)
Proceeds from issuance of long-term debt	—	70,000
Principal payments on long-term debt	(1,653)	(36,127)
Net cash used in financing activities	(10,277)	(28,322)

Effect of exchange rate changes on cash	(239)	(175)

Net increase in cash, cash equivalents, and restricted cash	30,891	12,338

Cash, cash equivalents, and restricted cash at beginning of period	126,588	94,507

Cash, cash equivalents, and restricted cash at end of period	$157,479	$106,845

Noncash Investing and Financing Activities:
Capital expenditure included in accounts payable	$3,431	$6,246
Operating lease right-of-use assets in exchange for operating lease liabilities	$2,166	$11,015
Equipment acquired under finance leases	$453	$107

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$1,960	$1,868
Income taxes paid	$35,166	$5,480

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company’s French subsidiary, AFP, maintains its book of record in euros. AUK’s subsidiary, IMS UK, maintains its book of record in British pounds. These local currencies have been determined to be the subsidiaries’ respective functional currencies. Activities in the statements of operations are translated to USD using average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transactions. Translation adjustments are reflected in stockholders’ equity and are included as a component of other accumulated comprehensive income (loss). The unrealized gains or losses of intercompany foreign currency transactions that are of a long-term investment nature are reported in other accumulated comprehensive income (loss).

The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature were a $2.0 million loss and a $4.7 million loss for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, the unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature were a $0.9 million loss and a $1.9 million loss, respectively.

Comprehensive Income

The Company’s comprehensive income includes its foreign currency translation gains and losses as well as its share of other comprehensive income from its equity method investment.

Advertising Expense

Advertising expenses, primarily associated with Primatene Mist®, are recorded as they are incurred, except for expenses related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented, and are reflected as a component of selling, distribution and marketing in the Company’s condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, advertising expenses were $1.6 million and $6.5 million, respectively. For the three and nine months ended September 30, 2021, advertising expenses were $2.3 million and $6.4 million, respectively.

Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, restricted cash and short-term investments, accounts receivable, accounts payable, accrued expenses, and short-term borrowings approximate fair value due to the short maturity of these items. The majority of the Company’s long-term obligations consist of variable rate debt, and their carrying value approximates fair value as the stated borrowing rates are comparable to rates currently offered to the Company for instruments with similar maturities. The Company at times enters into interest rate swap contracts to manage its exposure to interest rate changes and its overall cost of long-term debt. The Company’s interest rate swap contracts exchange the variable interest rates for fixed interest rates. The Company’s interest rate swaps have not been

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

designated as hedging instruments and, therefore are recorded at their fair values at the end of each reporting period with changes in fair value recorded in other income (expenses) on the condensed consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and highly liquid investments purchased with original maturities of three months or less.

Investments

Investments as of September 30, 2022 and December 31, 2021 consisted of certificates of deposit and investment grade corporate and municipal bonds with original maturity dates between three and fifteen months.

Restricted Cash

Restricted cash is collateral required for the Company to guarantee certain vendor payments in France. As of September 30, 2022 and December 31, 2021, the restricted cash balances were $0.2 million.

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letters of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months, but less than one year. As of September 30, 2022 and December 31, 2021, the balance of restricted short-term investments was $2.2 million.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. ANP Restructuring

As a result of the ANP restructuring that was completed during the third quarter of 2021, and subsequent investments by other equity holders of Hanxin, the Company had a 14% noncontrolling investment in Hanxin as of September 30, 2022 that is accounted for as an equity method investment.

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

Service revenues derived from research and development contracts is recognized over time based on progress toward satisfaction of the performance obligation. For each performance obligation satisfied over time, the Company assesses the proper method to be used for revenue recognition, either an input method to measure progress toward the satisfaction of services or an output method of determining the progress of completion of performance obligation. For the three and nine months ended September 30, 2022, revenues from research and development services at ANP were $0.8 million and $2.1 million, respectively. For the three and nine months ended September 30, 2021, revenues from research and development services at ANP were $2.6 million and $3.9 million, respectively.

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

The provision for chargebacks and rebates is reflected as a component of net revenues. The following table is an analysis of the chargeback and rebate provision:

	Nine Months Ended
	September 30,
	2022	2021

	(in thousands)
Beginning balance	$20,167	$20,380
Provision for chargebacks and rebates	147,899	151,174
Credits and payments issued to third parties	(144,233)	(154,143)
Ending balance	$23,833	$17,411

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

Of the provision for chargebacks and rebates as of September 30, 2022 and December 31, 2021, $18.4 million and $15.6 million were included as a reduction to accounts receivable, net, on the condensed consolidated balance sheets, respectively. The remaining provision as of September 30, 2022 and December 31, 2021 of $5.4 million and $4.6 million, respectively, were included in accounts payable and accrued liabilities.

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

The provision for product returns is reflected as a component of net revenues. The following table is an analysis of the product return liability:

	Nine Months Ended
	September 30,
	2022	2021

	(in thousands)
Beginning balance	$21,677	$14,204
Provision for product returns	3,086	11,714
Credits issued to third parties	(5,019)	(6,183)
Ending balance	$19,744	$19,735

Of the provision for product returns as of September 30, 2022 and December 31, 2021, $14.9 million and $16.0 million, were included in accounts payable and accrued liabilities on the condensed consolidated balance sheets, respectively. The remaining provision as of September 30, 2022 and December 31, 2021 of $4.8 million and $5.7 million, were included in other long-term liabilities, respectively. For the nine months ended September 30, 2022 and 2021, the Company’s aggregate product return rate was 1.4% and 1.7% of qualified sales, respectively.

Note 5. Income per Share Attributable to Amphastar Pharmaceuticals, Inc. Stockholders

Basic net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders is calculated based upon the weighted-average number of shares outstanding during the period. Diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders gives effect to all potentially dilutive shares outstanding during the period, such as stock options, non-vested restricted stock units and shares issuable under the Company’s Employee Stock Purchase Plan, or ESPP.

For the three and nine months ended September 30, 2022, options to purchase 704,483 shares of stock, with a weighted-average exercise price of $34.79 per share, were excluded in the computation of diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders because the effect would be anti-dilutive.

For the three and nine months ended September 30, 2021, options to purchase 1,885,093 and 2,045,878 shares of stock, with a weighted-average exercise price of $20.86 per share and $20.74 per share, respectively, were excluded in the computation of diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders because the effect would be anti-dilutive.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the calculation of basic and diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands, except per share data)
Basic and dilutive numerator:
Net income attributable to Amphastar Pharmaceuticals, Inc.	$15,874	$29,548	$57,473	$42,356
Denominator:
Weighted-average shares outstanding — basic	48,904	48,022	48,635	47,758

Net effect of dilutive securities:
Incremental shares from equity awards	3,884	1,987	4,030	1,935
Weighted-average shares outstanding — diluted	52,788	50,009	52,665	49,693
Net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders — basic	$0.32	$0.62	$1.18	$0.89
Net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders — diluted	$0.30	$0.59	$1.09	$0.85

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information by reporting segment is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Net revenues:
Finished pharmaceutical products	$117,120	$108,990	$353,789	$301,594
API	3,009	3,208	10,175	15,287
Total net revenues	120,129	112,198	363,964	316,881

Gross profit (loss):
Finished pharmaceutical products	61,439	54,602	185,462	149,502
API	(2,929)	(3,419)	(7,770)	(5,997)
Total gross profit	58,510	51,183	177,692	143,505

Operating expenses	35,282	26,414	108,027	97,870

Income from operations	23,228	24,769	69,665	45,635
Non-operating income (expenses)	(632)	12,877	5,115	11,342

Income before income taxes	$22,596	$37,646	$74,780	$56,977

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Finished pharmaceutical products net revenues:
Primatene Mist®	$18,359	$16,561	$62,030	$51,624
Epinephrine	19,502	13,892	52,777	38,662
Lidocaine	12,621	11,649	39,253	32,314
Phytonadione	13,978	11,591	37,834	31,577
Glucagon	14,224	12,189	37,003	32,304
Enoxaparin	7,983	8,034	27,138	28,020
Naloxone	6,818	8,028	21,424	20,994
Other finished pharmaceutical products	23,635	27,046	76,330	66,099
Total finished pharmaceutical products net revenues	$117,120	$108,990	$353,789	$301,594

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amount of depreciation and amortization expense included in cost of revenues, by reporting segments, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Depreciation and amortization expense
Finished pharmaceutical products	$2,517	$1,534	$6,370	$4,429
API	904	970	2,789	3,197
Total depreciation and amortization expense	$3,421	$2,504	$9,159	$7,626

Net revenues and carrying values of long-lived assets by geographic regions are as follows:

	Net Revenue				Long-Lived Assets
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2022	2021	2022	2021	2022	2021

	(in thousands)
United States	$117,780	$107,829	$355,680	$302,192	$134,847	$134,731
China	719	2,554	2,418	4,801	88,422	91,876
France	1,630	1,815	5,866	9,888	36,529	44,884
Total	$120,129	$112,198	$363,964	$316,881	$259,798	$271,491

Note 7. Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. The Company considers these three customers to be its major customers, as each individually, and these customers collectively, represented a significant percentage of the Company’s net revenue for the three and nine months ended September 30, 2022 and 2021, and accounts receivable as of September 30, 2022 and December 31, 2021, respectively. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
			Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2022	2021	2022	2021	2022	2021
AmerisourceBergen	14%	13%	23%	25%	23%	24%
McKesson	29%	30%	23%	21%	21%	20%
Cardinal Health	24%	20%	17%	18%	16%	16%

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

As of September 30, 2022, cash equivalents include money market accounts and municipal bonds with original maturities of less than three months. Investments consist of certificates of deposit as well as investment-grade corporate and municipal bonds with original maturity dates between three and twelve months. The certificates of deposit are carried at amortized cost in the Company’s condensed consolidated balance sheets, which approximates their fair value determined based on Level 2 inputs. The corporate and municipal bonds are classified as held-to-maturity and are carried at amortized cost net of allowance for credit losses, which approximates their fair value determined based on Level 2 inputs. The restrictions on restricted cash and investments have an immaterial effect on the fair value of these financial assets.

The fair value of the Company’s financial assets and liabilities measured on a recurring basis as of September 30, 2022 and December 31, 2021, are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Cash equivalents	$130,130	$130,130	$—	$—
Restricted cash	235	235	—	—
Short-term investments	4,600	—	4,600	—
Restricted short-term investments	2,200	—	2,200	—
Corporate and municipal bonds	23,089	—	23,089	—
Interest rate swap related to variable rate loans	6,508	—	6,508	—
Fair value measurement as of September 30, 2022	$166,762	$130,365	$36,397	$—

Cash equivalents	$102,863	$102,863	$—	$—
Restricted cash	235	235	—	—
Short-term investments	5,103	—	5,103	—
Restricted short-term investments	2,200	—	2,200	—
Corporate and municipal bonds	6,984	—	6,984	—
Interest rate swap related to variable rate loans	596	—	596	—
Fair value measurement as of December 31, 2021	$117,981	$103,098	$14,883	$—

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company does not hold any Level 3 instruments that are measured at fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include investments in unconsolidated affiliates, long-lived assets, goodwill, and intangible assets for which the fair value is determined as part of the related impairment test. As of September 30, 2022, and December 31, 2021, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

The deferred compensation plan assets are valued using the cash surrender value of the life insurance policies and are not included in the table above.

Note 9. Investments

A summary of the Company’s investments that are classified as held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Corporate bonds (due within 1 year)	$20,978	$—	$(77)	$20,901
Municipal bonds (due within 1 year)	2,194	—	(6)	2,188
Total investments as of September 30, 2022	$23,172	$—	$(83)	$23,089

Corporate bonds (due within 1 year)	$2,481	$—	$(3)	$2,478
Corporate bonds (due within 1 to 3 years)	1,248	—	(3)	1,245
Municipal bonds (due within 1 year)	3,263	—	(2)	3,261
Total investments as of December 31, 2021	$6,992	$—	$(8)	$6,984

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

Investment in unconsolidated affiliate

The Company accounts for its share of the earnings or losses of its unconsolidated affiliate (Hanxin) with a reporting lag of three months, as the financial statements of Hanxin are not completed on a basis that is sufficient for the Company to apply the equity method on a current basis. The Company’s share of Hanxin’s losses for the three and nine months ended September 30, 2022 was $0.2 million and $1.1 million, respectively, which was recorded in the “Equity in losses of unconsolidated affiliate” line on the condensed consolidated statements of operations.

In the second quarter of 2022, Hanxin entered into an agreement with certain of its shareholders, including certain shareholders who are related parties of the Company, to allow for the conversion of outstanding loans with those shareholders to equity. The conversion rate had not been set and none of the loans had been converted to equity as of September 30, 2022. Conversion of such loans would result in dilution of the Company’s direct ownership interest in Hanxin.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights	10	$7,806	$4,814	$2,992
Patents	12	486	359	127
Land-use rights	39	2,540	733	1,807
Subtotal	10	10,832	5,906	4,926
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	2,886	—	2,886
Subtotal	*	32,111	—	32,111
As of September 30, 2022	*	$42,943	$5,906	$37,037

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights	10	$9,445	$5,116	$4,329
Patents	12	486	340	146
Land-use rights	39	2,540	683	1,857
Subtotal	12	12,471	6,139	6,332
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,313	—	3,313
Subtotal	*	32,538	—	32,538
As of December 31, 2021	*	$45,009	$6,139	$38,870
*	Intangible assets with indefinite lives have an indeterminable average life.

Goodwill

The changes in the carrying amounts of goodwill were as follows:

	September 30,	December 31,
	2022	2021

	(in thousands)
Beginning balance	$3,313	$3,940
ANP restructuring	—	(374)
Currency translation	(427)	(253)
Ending balance	$2,886	$3,313

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene Mist®, an over-the-counter bronchodilator product,

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

recorded at the allocated fair value of $29.2 million, which is its carrying value as of September 30, 2022.

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

Note 11. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2022	2021

	(in thousands)
Raw materials and supplies	$47,082	$41,853
Work in process	38,560	33,298
Finished goods	17,608	17,656
Total inventories	$103,250	$92,807

Charges of $5.5 million and $14.1 million were included in the cost of revenues in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively, to adjust the Company’s inventory and related firm purchase commitments to their net realizable value. For the three and nine months ended September 30, 2021, charges of $6.1 million and $17.0 million were included in the cost of revenues, respectively, to adjust the Company’s inventory and related firm purchase commitments to their net realizable value.

For the three and nine months ended September 30, 2022, the losses on firm purchase commitments related to raw materials on order was $2.8 million and $9.2 million, respectively. Losses on firm purchase commitments related to raw materials on order were $2.3 million and $11.6 million for the three and nine months ended September 30, 2021, respectively.

Note 12. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	September 30,	December 31,
	2022	2021

	(in thousands)
Buildings	$129,658	$130,582
Leasehold improvements	31,548	29,221
Land	7,360	7,615
Machinery and equipment	204,288	207,883
Furniture, fixtures, and automobiles	28,622	27,376
Construction in progress	44,460	41,186
Total property, plant, and equipment	445,936	443,863
Less accumulated depreciation	(213,195)	(199,619)
Total property, plant, and equipment, net	$232,741	$244,244

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2022	2021

	(in thousands)
Accrued customer fees and rebates	$13,972	$12,121
Accrued payroll and related benefits	26,872	23,256
Accrued product returns, current portion	14,853	16,028
Accrued loss on firm purchase commitments	7,450	7,133
Other accrued liabilities	12,686	8,793
Total accrued liabilities	75,833	67,331
Accounts payable	19,963	22,214
Total accounts payable and accrued liabilities	$95,796	$89,545

Note 14. Debt

Debt consists of the following:

	September 30,	December 31,
	2022	2021

	(in thousands)
Term Loan

Term loan with Capital One N.A. due August 2026	$68,250	$69,563

Mortgage Loans

Mortgage payable with East West Bank due June 2027	8,231	8,353

Other Loans and Payment Obligations

French government loans due December 2026	240	269

Line of Credit Facilities

Line of credit facility with China Merchant Bank	—	—
Revolving line of credit facility with Capital One N.A. due August 2026	—	—

Equipment under Finance Leases	621	398
Total debt	77,342	78,583
Less current portion of long-term debt	1,680	2,202
Less: Loan issuance costs	1,651	1,605
Long-term debt, net of current portion and unamortized debt issuance costs	$74,011	$74,776

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2022, the fair value of the loans listed above approximated their carrying amount. The interest rate used in the fair value estimation was determined to be a Level 2 input. For the mortgage loan with East West Bank, as well as the term loan with Capital One N.A., the Company has entered into fixed interest rate swap contracts to exchange the variable interest rates for a fixed interest rates. The interest rate swap contracts are recorded at fair value in the other assets line in the condensed consolidated balance sheets. Gains from changes in the fair values of interest rate swaps were $2.0 million and $5.9 million for the three and nine months ended September 30, 2022, respectively.

Covenants

At September 30, 2022 and December 31, 2021, the Company was in compliance with all of its debt covenants.

Note 15. Income Taxes

The following table sets forth the Company’s income tax provision for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Income before taxes	$22,596	$37,646	$74,780	$56,977
Income tax provision	6,559	6,686	16,187	13,436
Income before equity in losses of unconsolidated affiliate	$16,037	$30,960	$58,593	$43,541
Income tax provision as a percentage of income before income taxes	29.0%	17.8%	21.6%	23.6%

The change in the Company’s effective tax rate for the three and nine months ended September 30, 2022, was primarily due to differences in pre-tax income positions and timing of discrete tax items.

Valuation Allowance

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. Ultimately, realization depends on the existence of future taxable income. Management considers sources of taxable income such as future reversal of existing deferred taxable temporary differences, tax-planning strategies, and projected future taxable income.

The Company continues to record a full valuation allowance on AFP’s net deferred income tax assets and will continue to do so until AFP generates sufficient taxable income to realize its deferred income tax assets.

For purposes of computing its annual effective tax rate, the Company did not benefit from its losses in the states where it files separately. This increased the Company’s income tax expense by an immaterial amount for the three and nine months ended September 30, 2022 and 2021.

Note 16. Stockholders' Equity

Share Buyback Program

Pursuant to the Company’s existing share buyback program, the Company purchased 478,255 and 719,263 shares of its common stock during the three and nine months ended September 30, 2022, for total consideration of $14.5 million and $21.8 million, respectively. The Company purchased 317,212 and 820,637 shares of its common stock during the three and nine months ended September 30, 2021, for total consideration of $6.1 million and $15.4 million, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2022, the Company’s Board of Directors authorized a $25.0 million increase to the Company’s share buyback program and in November 2022, the Company’s Board of Directors authorized a $50.0 million increase to the Company’s share buyback program, which is expected to continue for an indefinite period of time. Since the inception of the program, the Company’s Board of Directors have authorized an aggregate of $235.0 million to the Company’s share buyback program. The primary goal of the program is to offset dilution created by the Company’s equity compensation programs.

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

Amended and Restated 2015 Equity Incentive Plan

As of September 30, 2022, the Company reserved an aggregate of 6,499,678 shares of common stock for future issuance under the Amended and Restated 2015 Equity Incentive Plan, or the 2015 Plan, including 1,192,873 shares, which were reserved in January 2022 pursuant to the evergreen provision in the 2015 Plan.

2014 Employee Stock Purchase Plan

As of September 30, 2022, the Company has issued 1,039,832 shares of common stock under the ESPP, and 960,168 shares of its common stock remain available for issuance under the ESPP.

In May 2022, the Company issued 85,376 shares at a weighted-average purchase price of $16.88 per share under the ESPP. For the three and nine months ended September 30, 2022, the Company recorded ESPP expense of $0.2 million and $0.6 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded ESPP expense of $0.2 million and $0.5 million, respectively.

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

The weighted-averages for key assumptions used in determining the fair value of options granted during the three and nine months ended September 30, 2022 and 2021, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Average volatility	42.7%	41.4%	41.0%	42.1%
Average risk-free interest rate	2.9%	1.1%	2.3%	1.2%
Weighted-average expected life in years	6.3	6.3	6.1	6.1
Dividend yield rate	—%	—%	—%	—%

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of option activity for the nine months ended September 30, 2022, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2021	8,455,721	$15.67
Options granted	792,441	34.35
Options exercised	(1,156,664)	14.70
Options cancelled	(91,251)	19.56
Options expired	(5,614)	13.79
Outstanding as of September 30, 2022	7,994,633	$17.62	5.17	88,639
Exercisable as of September 30, 2022	5,614,323	$15.65	3.86	69,885
Vested and expected to vest as of September 30, 2022	7,788,485	$17.45	5.07	87,242
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s common stock for those awards that have an exercise price below the estimated fair value at September 30, 2022.

For the three and nine months ended September 30, 2022, the Company recorded an expense of $2.0 million and $6.5 million, respectively, related to stock options granted under all plans. For the three and nine months ended September 30, 2021, the Company recorded an expense of $1.9 million and $6.2 million, respectively, related to stock options granted under all plans.

Information relating to option grants and exercises is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands, except per share data)
Weighted-average grant date fair value per option share	$14.40	$8.00	$14.75	$7.62
Intrinsic value of options exercised	1,421	2,176	20,131	5,292
Cash received from options exercised	1,483	3,953	18,402	12,122
Total fair value of the options vested during the period	167	112	8,157	8,162

A summary of the status of the Company’s non-vested options as of September 30, 2022, and changes during the nine months ended September 30, 2022, is presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2021	2,848,934	$6.95
Options granted	792,441	14.75
Options vested	(1,169,814)	6.97
Options forfeited	(91,251)	8.41
Non-vested as of September 30, 2022	2,380,310	9.48

As of September 30, 2022, there was $16.1 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.7 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until certificates of common stock have been issued, recorded, and delivered to the participant. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period using the straight-line method. During the three and nine months ended September 30, 2022, the Company recorded total expenses of $2.0 million and $6.4 million, respectively, related to RSU awards granted under all plans. During the three and nine months ended September 30, 2021, the Company recorded expenses of $1.9 million and $6.2 million, respectively, related to RSU awards granted under all plans.

As of September 30, 2022, there was $17.1 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.7 years and will be adjusted for future changes in estimated forfeitures.

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
	Total RSUs	Value of RSUs
	Issued	Issued(1)
		(in thousands)
RSUs outstanding at December 31, 2021	1,184,842
RSUs granted	339,397	$11,675
RSUs forfeited	(39,119)
RSUs vested(2)	(477,274)
RSUs outstanding at September 30, 2022	1,007,846
(1)	The total fair market value is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 181,271 shares of common stock were surrendered to fulfill tax withholding obligations.

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

As a result of the modification, the cost to the Company was $2.3 million, of which $1.8 million was recorded as share-based compensation within general and administrative expenses in the condensed consolidated statement of operations

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for the nine months ended September 30, 2021, and the remaining $0.5 million is being recognized over the vesting period of the modified awards.

Share-based Compensation Expense

The Company recorded share-based compensation expense, which is included in the Company’s condensed consolidated statement of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Cost of revenues	$915	$889	$3,238	$2,967
Operating expenses:
Selling, distribution, and marketing	178	164	540	438
General and administrative	2,810	2,533	8,389	10,069
Research and development	396	333	1,389	1,363
Total share-based compensation	$4,299	$3,919	$13,556	$14,837

Note 17. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the three and nine months ended September 30, 2022 were approximately $0.5 million and $1.6 million, respectively, compared to the prior year expense of $0.5 million and $1.5 million for the three and nine months ended September 30, 2021, respectively.

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

The liability under the plan is based on a discount rate of 2.5% and 1.0% as of September 30, 2022 and December 31, 2021, respectively. The liability is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.5 million and $2.6 million at September 30, 2022 and December 31, 2021, respectively. The Company recorded an immaterial amount of expense under the plan for the three and nine months ended September 30, 2022 and 2021.

Non-qualified Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan obligations are payable upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants began contributing to the plan in January 2020. The plan assets were valued at approximately $3.5 million as of September 30, 2022 and December 31, 2021, respectively. The plan liabilities were valued at approximately $3.6 million as of September 30, 2022, and December 31, 2021, respectively. The plan assets and liabilities are included in other long-term assets and other long-term liabilities, respectively, on the Company’s condensed consolidated balance sheets.

Note 18. Commitments and Contingencies

Purchase Commitments

As of September 30, 2022, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $70.5 million. The Company anticipates that most of these commitments with a remaining term in excess of one year will be fulfilled in 2023.

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

During the three and nine months ended September 30, 2022, the Company recognized $0.3 million of revenue from manufacturing services provided to Hanxin. Receivables from Hanxin as of September 30, 2022 were $0.1 million.

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

During the three and nine months ended September 30, 2022, the Company paid $0.2 million under this agreement and has accrued an additional $0.2 million payable to Hanxin as of September 30, 2022.

Note 20. Litigation

Regadenoson (0.4 mg/5 mL, 0.08 mg/mL) Patent Litigation

On February 25, 2020, Astellas US LLC, Astellas Pharma US, Inc., and Gilead Sciences, Inc. (collectively, “Astellas-Gilead”) filed a Complaint in the United States District Court for the District of Delaware against IMS for infringement of U.S. Patent Nos. 8,106,183 (the “‘183 patent”), RE47,301 (the “‘301 patent”), and 8,524,883 (the “‘883 patent”) (collectively, “Astellas-Gilead Patents”) with regard to IMS’s ANDA No. 214,252 for approval to manufacture and sell 0.4 mg/5 mL (0.08 mg/mL) intravenous solution of Regadenoson. On March 4, 2020, IMS filed its Answer and Counterclaims. On March 30, 2020, the Court issued an Order allowing the Company to join pending consolidated

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

litigation with five other generic Regadenoson ANDA filers involving similar claims. The Company’s 30-month FDA stay expired August 10, 2022. On January 26, 2022, the Company and Astellas-Gilead reached an agreement to resolve the lawsuit. The parties submitted, and the Court granted on January 27, 2022, a Motion to Dismiss Without Prejudice for Astellas-Gilead’s complaint of infringement against IMS. Under the terms of the agreement, the Company received $5.4 million from Astellas constituting saved litigation expenses. The Company recorded the settlement amount in the other income (expenses) line in its condensed consolidated statement of operations for the nine months ended September 30, 2022.

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

Our largest products by net revenues currently include Primatene Mist®, epinephrine, glucagon, phytonadione, lidocaine, and enoxaparin sodium injection. In April 2022, the FDA granted approval of our ganirelix acetate injection 250mg/0.5mL prefilled syringe, which we launched in June 2022. In July 2022, the FDA granted approval of our vasopressin injection, USP 20 Units/mL, 1 mL single dose vial, which we launched in August 2022. In May 2022, the FDA granted approval of our regadenoson injection, 0.08mg/mL, 5mL, single dose prefilled syringe. The timing of the launch of this product is subject to a confidential settlement agreement with the product’s innovator.

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

In 2021, we completed the restructuring of our Chinese subsidiary, ANP, resulting in the reduction of ANP’s ownership of Hanxin Pharmaceutical Technology Co., Ltd, or Hanxin to 14%, see Note 3 to the condensed consolidated financial statements. As a result of the restructuring, we determined that we have significant influence over Hanxin and as such the retained non-controlling investment in Hanxin is accounted for as an equity method investment. Hanxin continues to be a related party subsequent to the restructuring.

COVID-19 Pandemic

The ongoing COVID-19 pandemic and the resulting containment measures that have been in effect from time to time in various countries and territories since early 2020 have had, and are expected to continue to have, a number of substantial negative impacts on businesses around the world and on global, regional, and national economies, including widespread disruptions in supply chains for a wide variety of products and resulting increases in the prices of many goods and services. Currently, our production facilities in all of our locations continue to operate as they had before the COVID-19 pandemic with few changes, other than for enhanced safety measures intended to prevent the spread of the virus.

Some of our ongoing clinical trials experienced short-term interruptions in the recruitment of patients due to the COVID-19 pandemic, as hospitals prioritized their resources towards the COVID-19 pandemic and governments imposed travel restrictions. Some clinical trials experienced increased expenses due to new protocols to protect participants from COVID-19. Additionally, certain suppliers had difficulties meeting their delivery commitments, and we are experiencing longer lead time for components. For example, in the first quarter of 2022, increases in COVID-19 cases in Shanghai, China, led to shutdowns and delays at the ports in Shanghai, which led to temporary delays in shipping certain APIs and starting materials. Future shutdowns could have an adverse impact on our operations. However, the extent of the impact of any future shutdown or delay is highly uncertain and difficult to predict.

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

Trends and Uncertainties

The Russia-Ukraine conflict and resulting sanctions and other actions against Russia have led to uncertainty and disruption in the global economy. Although the conflict has not had a direct material adverse impact on our revenues or other financial results, one of our insulin API customers in Western Europe, that previously brought our product and resold it into Russia, has not purchased from us this year. We are closely monitoring the events of the Russian-Ukraine conflict and its impact on Europe and throughout the rest of the world. It is not clear at this time how long the conflict will endure, or if it will escalate further, which could further compound the adverse impact to the global economy and consequently affect our results of operations.

Certain other worldwide events and macroeconomic factors, such as international trade relations, new legislation and regulations, taxation or monetary policy changes, political and civil unrest, and inflationary pressures, among other factors, also increase volatility in the global economy. For example, the United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 7.0% for 2021 and has increased to 8.3% as of September 2022. The existence of inflation in the United States, and global economy has and may continue to result in higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects.

See the section “Risk Factors” for further discussion of the possible impact of the Russia-Ukraine conflict and other macroeconomic factors on our business.

Business Segments

As of September 30, 2022, our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) API products. The finished pharmaceutical products segment manufactures, markets and distributes Primatene Mist®, epinephrine, glucagon, phytonadione, lidocaine, enoxaparin, naloxone, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes RHI API and porcine insulin API for external customers and internal product development. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Segment Reporting.”

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Net revenues

	Three Months Ended
	September 30,		Change
	2022	2021	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$117,120	$108,990	$8,130	7%
API	3,009	3,208	(199)	(6)%
Total net revenues	$120,129	$112,198	$7,931	7%
Cost of revenues
Finished pharmaceutical products	$55,681	$54,388	$1,293	2%
API	5,938	6,627	(689)	(10)%
Total cost of revenues	$61,619	$61,015	$604	1%
Gross profit	$58,510	$51,183	$7,327	14%
as % of net revenues	49%	46%

The increase in net revenues of the finished pharmaceutical products for the three months ended September 30, 2022 was due to the following changes:

	Three Months Ended
	September 30,		Change
	2022	2021	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
Epinephrine	$19,502	$13,892	$5,610	40%
Primatene Mist®	18,359	16,561	1,798	11%
Glucagon	14,224	12,189	2,035	17%
Phytonadione	13,978	11,591	2,387	21%
Lidocaine	12,621	11,649	972	8%
Enoxaparin	7,983	8,034	(51)	(1)%
Naloxone	6,818	8,028	(1,210)	(15)%
Other finished pharmaceutical products	23,635	27,046	(3,411)	(13)%
Total finished pharmaceutical products net revenues	$117,120	$108,990	$8,130	7%

Sales of epinephrine in the third quarter of 2022 increased $3.3 million due to an increase in average selling price, with the remainder of the increase due to increased unit volume, resulting from higher demand arising from competitor shortages. With the continued success of our advertising campaign, Primatene Mist® sales continued to grow in the third quarter of 2022, primarily due to increased unit volumes. The increase in sales of phytonadione was due to an increase in unit volumes, contributing $1.4 million to sales, and a higher average selling price, which contributed $1.0 million to the increase in sales. Glucagon sales increased due to an increase in inventory levels which allowed us to fill orders for the back to school season. The increase in lidocaine was primarily due to an increase in units for the injectable version. The decrease in naloxone was primary due to lower average selling price. The decrease in other finished pharmaceutical products was primarily due to lower unit volumes of atropine and calcium chloride, largely due to competitors returning to their normal distribution levels. This was partially offset by an increase in unit volume for dextrose, which was in high demand due to competitor shortages during the quarter, as well as the launch of ganirelix, which we launched in June 2022, and vasopressin, which we launched in August 2022.

We anticipate that sales of naloxone and enoxaparin will continue to fluctuate in the future as a result of changing levels of competition. Sales of epinephrine and other finished pharmaceutical products will fluctuate depending on the ability of our competitors to supply the market.

Sales of API primarily depend on the timing of customer purchases. In May 2021, we amended the Supply Agreement with MannKind Corporation, or MannKind, whereby MannKind’s aggregate total commitment of RHI API under the Supply Agreement was modified and extended for an additional year through 2027, which timeframe would have previously lapsed after calendar year 2026. MannKind agreed to pay us an amendment fee of $2.0 million. We received the first payment of the amendment fee of $1.0 million in June 2021 which we recognized in net revenues during the year ended December 31, 2021. The remaining $1.0 million of the amendment fee was received in January 2022 and relates to the amendments to the 2022 supply level and has been and will continue to be recognized ratably to net revenues throughout the remainder of 2022. We anticipate that sales of API will continue to fluctuate and may decrease due to the inherent uncertainties related to sales to MannKind pursuant to our supply agreement with them. In addition, most of our API sales are denominated in euros, and the fluctuation in the value of euros versus the U.S. dollar has had, and may continue to have, an impact on API sales revenues in the near term.

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. However, during the third quarter of 2022, we experienced a backlog of approximately $6.5 million for various products, partially as a result of competitor shortages, labor shortages and supplier constraints. We are currently working on resolving backlog related issues and believe that we will be able to reduce the backlog in the near future. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross margins

The increase in sales of epinephrine, Primatene Mist®, phytonadione and glucagon, as well as the launches of ganirelix and vasopressin this year, which are higher-margin products, helped increase our gross margins for the three months ended September 30, 2022.

These increases in gross margins were partially offset by overall increase in labor cost, as well as an increase in the cost for heparin raw material, which is used as the starting material for enoxaparin.

We are experiencing increased costs for labor and certain purchased components. Additionally, the cost of heparin may fluctuate, which could put downward pressure on our gross margins. However, we believe that this trend will be offset by increased sales of our higher-margin products, including Primatene Mist®, glucagon, ganirelix and vasopressin, as well as planned launches in 2023.

Selling, distribution and marketing, and general and administrative

	Three Months Ended
	September 30,		Change
	2022	2021	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$4,784	$4,745	$39	1%
General and administrative	$11,984	$10,910	$1,074	10%

The increase in general and administrative expense was primarily due to an increase in legal and compensation expenses.

We expect that selling, distribution and marketing expenses will continue to increase due to the increase in marketing expenditures for Primatene Mist®. Legal fees may fluctuate from period to period due to the timing of patent challenges and other litigation matters.

Research and development

	Three Months Ended
	September 30,		Change
	2022	2021	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$6,217	$5,934	$283	5%
Clinical trials	2,726	234	2,492	1,065%
FDA fees	29	109	(80)	(73)%
Materials and supplies	5,217	205	5,012	2,445%
Depreciation	2,473	2,546	(73)	(3)%
Other expenses	1,852	1,731	121	7%
Total research and development expenses	$18,514	$10,759	$7,755	72%

The increase in research and development expenses is primarily due to an increase expenditures for materials and supplies as a result of in an increase in expenditures on raw materials and components for our AMP-018 and insulin product candidates, as well as an increase in clinical trial expense primarily due to external studies related to our insulin and inhalation product candidate pipeline. This was partially offset by a decrease in expenses in China due to the ANP restructuring in 2021.

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

Other income (expenses), net

	Three Months Ended
	September 30,		Change
	2022	2021	Dollars	%

	(in thousands)
Other income (expenses), net	$(397)	$13,263	$(13,660)	NM

During the third quarter of 2021, we completed the restructuring of ANP, whereby our ownership interest in ANP increased to 100% and ANP’s ownership interest in Hanxin was reduced to approximately 14%. As a result of the loss in control over Hanxin, we deconsolidated Hanxin and recorded a $13.6 million gain on deconsolidation. For more information regarding our ANP restructuring, see Note 3 to the condensed consolidated financial statements.

Income tax provision

	Three Months Ended
	September 30,		Change
	2022	2021	Dollars	%

	(in thousands)
Income tax provision	$6,559	$6,686	$(127)	(2)%
Effective tax rate	29%	18%

Our effective tax rate for the three months ended September 30, 2022 increased in comparison to the three months ended September 30, 2021, primarily due to differences in pre-tax income positions and timing of discrete tax items. For more information regarding our income taxes, see Note 15 to the condensed consolidated financial statements.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Net revenues

	Nine Months Ended
	September 30,		Change
	2022	2021	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$353,789	$301,594	$52,195	17%
API	10,175	15,287	(5,112)	(33)%
Total net revenues	$363,964	$316,881	$47,083	15%
Cost of revenues
Finished pharmaceutical products	$168,327	$152,092	$16,235	11%
API	17,945	21,284	(3,339)	(16)%
Total cost of revenues	$186,272	$173,376	$12,896	7%
Gross profit	$177,692	$143,505	$34,187	24%
as % of net revenues	49%	45%

The increase in net revenues of the finished pharmaceutical products for the nine months ended September 30, 2022, was due to the following changes:

	Nine Months Ended
	September 30,		Change
	2022	2021	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
Primatene Mist®	$62,030	$51,624	$10,406	20%
Epinephrine	52,777	38,662	14,115	37%
Lidocaine	39,253	32,314	6,939	21%
Phytonadione	37,834	31,577	6,257	20%
Glucagon	37,003	32,304	4,699	15%
Enoxaparin	27,138	28,020	(882)	(3)%
Naloxone	21,424	20,994	430	2%
Other finished pharmaceutical products	76,330	66,099	10,231	15%
Total finished pharmaceutical products net revenues	$353,789	$301,594	$52,195	17%

Primatene Mist® sales continued to grow in 2022, as a result of increased unit volumes, which was primarily a result of the continued success of our advertising campaign. The increase in sales of epinephrine and lidocaine was primarily due to an increase in unit volumes, arising from high demand due to competitor shortages. The increase in sales of phytonadione was due to an increase in unit volumes, contributing $2.2 million in sales, and a higher average selling price, which contributed $4.1 million to the increase in sales. The increase in sales of glucagon was primarily due to an increase in unit volumes as the prior year period did not include a full year of sales due to glucagon’s launch in the first quarter of 2021. The increase in sales of naloxone was primarily due an increase in unit volumes contributing $2.5 million, which was partially offset by a decrease in average selling price, which caused a decline of $2.1 million. The increase in other finished pharmaceutical products was primarily due to higher unit volumes of calcium chloride, dextrose and sodium bicarbonate, which were in high demand due to competitor shortages, as well as the launch of ganirelix and vasopressin in June 2022 and August 2022, respectively.

We anticipate that sales of naloxone and enoxaparin will continue to fluctuate in the future as a result of changing levels of competition. Sales of epinephrine and other finished pharmaceutical products will fluctuate depending on the ability of our competitors to supply the market.

Sales of API primarily depend on the timing of customer purchases. In May 2021, we amended the Supply Agreement with MannKind Corporation, whereby MannKind’s aggregate total commitment of RHI API under the Supply Agreement was modified and extended for an additional year through 2027, which timeframe would have previously lapsed after calendar year 2026. MannKind has agreed to pay us an amendment fee of $2.0 million. We received the first payment of the amendment fee of $1.0 million in June 2021 which we recognized in net revenues during the year ended December 31, 2021. The remaining $1.0 million of the amendment fee was received in January 2022 and relates to the amendments to the 2022 supply level and has been and will continue to be recognized ratably to net revenues throughout the remainder of 2022. We anticipate that sales of API will continue to fluctuate and may decrease due to the inherent uncertainties related to sales to MannKind pursuant to our supply agreement with them. In addition, most of our API sales are denominated in euros, and the fluctuation in the value of euros versus the U.S. dollar has had, and may continue to have, an impact on API sales revenues in the near term.

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. However, during the third quarter of 2022, we experienced a backlog of approximately $6.5 million for various products, partially brought on by competitor shortages, labor shortages and supplier constraints. We are currently working on resolving these issues and believe that we will be able to reduce the backlog in the near future. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross margins

The increase in sales of Primatene Mist®, epinephrine and glucagon, which are higher-margin products, helped increase our gross margins for the nine months ended September 30, 2022. These increases in gross margins were partially offset by overall increase in labor cost, as well as an increase in the cost for heparin raw material, which is used as the starting material for enoxaparin.

We are experiencing increased costs for labor and certain purchased components. Additionally, the cost of heparin may fluctuate, which could put downward pressure on our gross margins. However, we believe that this trend will be offset by increased sales of our higher-margin products, including Primatene Mist®, glucagon, vasopressin and ganirelix.

Selling, distribution and marketing, and general and administrative

	Nine Months Ended
	September 30,		Change
	2022	2021	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$16,059	$13,411	$2,648	20%
General and administrative	$34,433	$40,813	$(6,380)	(16)%

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

Research and development

	Nine Months Ended
	September 30,		Change
	2022	2021	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$18,767	$20,538	$(1,771)	(9)%
Clinical trials	3,905	2,575	1,330	52%
FDA fees	86	189	(103)	(54)%
Materials and supplies	21,747	5,816	15,931	274%
Depreciation	7,647	8,439	(792)	(9)%
Other expenses	5,383	6,089	(706)	(12)%
Total research and development expenses	$57,535	$43,646	$13,889	32%

The increase in research and development expenses is primarily due to an increase in materials and supplies as a result of in an increase in expenditures on raw materials and components for our AMP-018 and insulin products. Additionally, clinical trial expense increased due to external studies related to our insulin and inhalation product pipeline.

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

Other income (expenses), net

	Nine Months Ended
	September 30,		Change
	2022	2021	Dollars	%

	(in thousands)
Other income (expenses), net	$5,692	$11,615	$(5,923)	NM

In January 2022, we received a settlement of $5.4 million in connection with the Regadenoson patent litigation. For more information regarding our litigation matters, see Note 19 to the condensed consolidated financial statements. In the third quarter of 2021, we completed the restructuring of ANP, whereby our ownership interest in ANP increased to 100% and ANP’s ownership interest in Hanxin and its subsidiaries was reduced to approximately 14%. As a result of the loss in control over Hanxin, we deconsolidated Hanxin and recorded a $13.6 million gain on deconsolidation. For more information regarding our ANP restructuring, see Note 3 to the condensed consolidated financial statements.

Income tax provision

	Nine Months Ended
	September 30,		Change
	2022	2021	Dollars	%

	(in thousands)
Income tax provision	$16,187	$13,436	$2,751	20%
Effective tax rate	22%	24%

Our effective tax rate for the nine months ended September 30, 2022 decreased in comparison to the nine months ended September 30, 2021, primarily due to differences in pre-tax income positions and timing of discrete tax items. For more information regarding our income taxes, see Note 15 to the condensed consolidated financial statements.

Liquidity and Capital Resources

Cash Requirements and Sources

We need capital resources to maintain and expand our business. We expect our cash requirements to increase significantly in the foreseeable future as we sponsor clinical trials for, seek regulatory approvals of, and develop, manufacture and market our current development-stage product candidates and pursue strategic acquisitions of businesses or assets. Our future capital expenditures include projects to upgrade, expand, and improve our manufacturing facilities in the United States and China, including a significant increase in capital expenditures throughout the remainder of 2022. We plan to fund this facility expansion with cash flows from operations. Our cash obligations include the principal and interest payments due on our existing loans and lease payments, as described below and throughout this Quarterly Report.

As of September 30, 2022, our foreign subsidiaries collectively held $15.3 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

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

Working capital increased by $67.7 million to $282.0 million at September 30, 2022, compared to $214.3 million at December 31, 2021.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$73,955	$57,553
Investing activities	(32,548)	(16,718)
Financing activities	(10,277)	(28,322)
Effect of exchange rate changes on cash	(239)	(175)
Net increase in cash, cash equivalents, and restricted cash	$30,891	$12,338

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $74.0 million for the nine months ended September 30, 2022, which included net income of $57.5 million. Non-cash items comprised primarily of $21.3 million of depreciation and amortization and $13.6 million of share-based compensation expense.

Additionally, for the nine months ended September 30, 2022, there was a net cash outflow from changes in operating assets and liabilities of $18.3 million, which resulted from an increase in inventories, as the company increased purchases of certain raw materials and components, which was partially offset by an increase in accounts payable and accrued liabilities. Accounts payable and accrued liabilities increased primarily due to the timing of payments.

Net cash provided by operating activities was $57.6 million for the nine months ended September 30, 2021, which included net income of $43.5 million. Non-cash items comprised primarily of $20.2 million of depreciation and amortization, and $14.8 million of share-based compensation expense and a $13.6 million gain relating to the deconsolidation of Hanxin and its subsidiaries as result of the ANP restructuring during the third quarter of 2021. Additionally, for the nine months ended September 30, 2021, there was a net cash outflow from changes in operating assets and liabilities of $13.7 million, which resulted from an increase in accounts receivable as well as an increase in inventories, which was partially offset by an increase in accounts payable and accrued liabilities. Accounts payable and accrued liabilities increased primarily due to the timing of payments. The increase in accounts receivable was due to both increases in sales and the timing of sales.

Investing Activities

Net cash used in investing activities was $32.5 million for the nine months ended September 30, 2022, primarily as a result of $17.7 million in purchases of property, plant, and equipment, which included $11.1 million incurred in the United States, $0.9 million in France, and $5.7 million in China. Additionally, net cash outflows from short-term investing activities during the period was $15.1 million.

Net cash used in investing activities was $16.7 million for the nine months ended September 30, 2021, primarily as a result of $20.6 million in purchases of property, plant, and equipment, which included $11.0 million incurred in the United States, $0.6 million in France, and $9.0 million in China, offset by, increase in cash of $5.0 million relating to short-term investments.

Financing Activities

Net cash used in financing activities was $10.3 million for the nine months ended September 30, 2022, primarily as a result of purchases of $21.8 million of treasury stock, which was partially offset by $13.6 million in net proceeds from the settlement of share-based compensation awards under our equity plan. Additionally, we also made $1.7 million in principal payments on our long-term debt.

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

From July 18 through July 21, 2022, our Amphastar facility in Rancho Cucamonga, California was subject to a remote pre-approval inspection by the FDA. The inspection included a review of the analytical clinical trial sample testing data to support one of our pending applications. The inspection resulted in no Form 483 findings. No further actions will be necessary.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Our business may be adversely affected by the ongoing COVID-19 pandemic and the related challenging macroeconomic conditions globally.

The ongoing COVID-19 pandemic, including the emergence of variants, has continued to impact worldwide economic activity and financial markets. While four vaccines have received regulatory approval or Emergency Use Authorization from the FDA, the COVID-19 pandemic remains a challenge to our business until it is abated. Mass and rapid production of the vaccines, for example, has placed increased pressure on the availability of supplies that are also used in our products, such as glass vials and needles. The COVID-19 pandemic may also disrupt the operations of our customers, suppliers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. Disruptions to our manufacturing partners and suppliers could result in disruption to the production of our products and failure to satisfy demand. For example, China has adopted and continues to rely upon a “zero-COVID” policy pursuant to which it has declared a number of total and partial lockdowns in cities throughout China adversely affecting supply chains worldwide. While these measures may be relaxed or revised in some areas, there is no guarantee these measures will not be reinstated or resumed due to additional variants of COVID-19 or the inability or ineffectiveness of public health measures to limit the further spread of COVID-19. More generally, the ongoing COVID-19 pandemic could continue to adversely affect economies and financial markets globally and nationally, including inflationary pressures and changes in interest rates, which could decrease spending and adversely affect demand for our products and harm our business and results of operations. To the extent macroeconomic uncertainty persists or the COVID-19 pandemic or macroeconomic conditions worsen, we may experience a continuing adverse effect on the demand for some of our products. The degree of impact of the COVID-19 pandemic and the related challenging macroeconomic conditions globally on our business will depend on several factors, such as the duration and the extent of the pandemic, as well as actions taken by governments, businesses, and consumers in response to the pandemic and the challenging macroeconomic conditions globally, all of which continue to evolve and remain uncertain at this time.

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

Some of our ongoing clinical trials have experienced short term interruptions in the recruitment of patients due to the COVID-19 pandemic, as hospitals prioritized their resources toward the COVID-19 pandemic and governments imposed travel restrictions. Additionally, protocols at certain clinical sites have changed which could slow down the pace of clinical trials while also increasing their cost. These conditions may in turn delay spending and delay the results of these trials. Additionally, certain suppliers delayed shipments to us in 2021 and throughout 2022. These delays may have been caused by manufacturing disruptions due to the COVID-19 pandemic. For example, in the first quarter of 2022, increases in COVID-19 cases in Shanghai, China, led to shutdowns and delays at the ports in Shanghai, which led to temporary delays in shipping certain APIs and starting materials. Future shutdowns could have an adverse impact on our operations. However, the extent of the impact of any future shutdown or delay is highly uncertain and difficult to predict. Shanghai’s delays did not ultimately cause delays in our manufacturing, but future delays could cause manufacturing disruptions at our factories.

Any of the negative impacts of the ongoing COVID-19 pandemic and the related challenging macroeconomic conditions, including, among others, those described above, alone or in combination with others, may have a material adverse effect on our business and operations, results of operations, financial condition, and cash flows. It is not possible at this time to estimate the complete impact that the COVID-19 pandemic and the related challenging economic conditions could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Macroeconomic conditions may continue to worsen leading to changes in monetary policy and other responses from governmental bodies, infections may resurge or become more widespread and the limitation on our ability to travel and timely sell and distribute our products, as well as any closures or supply disruptions, may be enacted or extended for longer periods of time, each of which alone or in combination with others, would have a negative impact on our business, financial condition and operating results. We will continue to monitor the impact of the COVID-19 pandemic and the related challenging macroeconomic conditions on all aspects of our business.

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

We currently manufacture the starting material for Amphadase® and enoxaparin as well as the APIs for isoproterenol and nitroprusside at our manufacturing facility in China, and we plan to use this facility to manufacture several of the APIs for products in our pipeline. Additionally, we intend to continue to invest in the expansion of this manufacturing facility. Our manufacturing facility and operations in China involve significant risks, including:

●	disruptions in the construction of the manufacturing facility;
●	interruptions to our operations in China or the inability of our manufacturing facility to produce adequate quantities of raw materials or APIs to meet our needs as a result of natural catastrophic events or other causes beyond our control such as power disruptions or widespread disease outbreaks, including the recent outbreaks that impact animal-derived products, such as the importation of pig-derived crude heparin from countries impacted by the African swine flu, and the ongoing COVID-19 pandemic, which has resulted in and may in the future result in, business closures, transportation restrictions, import and export complications, and otherwise cause shortages in the supply of raw materials or cause disruptions in our manufacturing capability;
●	product supply disruptions and increased costs as a result of heightened exposure to changes in the policies of the Chinese government, political unrest or unstable economic conditions in China, including China’s ongoing commitment to a “zero COVID” policy;
●	the imposition of additional tariffs, export controls or other trade barriers as a result of changes in social, political, and economic conditions or in laws, regulations, and policies governing foreign trade, including U.S. and foreign export controls such as new U.S. controls preventing the export of a wide-range of items to Russia and new controls impacting the ability to send certain products and technology including chips and chip-related technology and software to China without an export license and the addition of new China-based entities to certain U.S. restricted party lists such as the Entity List and Unverified List, trade sanctions and import laws and regulations, the tariffs previously implemented and additional tariffs that have been proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which, if implemented, remain uncertain;

●	the nationalization or other expropriation of private enterprises or intellectual property by the Chinese government, which could result in the total loss of our investment in China; and
●	interruptions to our manufacturing or business operations resulting from geo-political actions, including war and terrorism such as the war in Ukraine, natural disasters including earthquakes, typhoons, floods, and fires, or outbreaks of health epidemics, or outbreaks in livestock or animals that impact or restrict importation, use, or distribution of animal-derived products.

Any of these matters could materially and adversely affect our business and results of operations. These interruptions or failures could impair our ability to operate our business, impede the commercialization of our product candidates or delay the introduction of new products, impact our product quality, or impair our competitive position.

We are actively monitoring and assessing the ongoing impact of the COVID-19 pandemic on our business. This includes evaluating the impact on our employees, suppliers, and logistics providers as well as evaluating governmental actions being taken to curtail the spread of the virus. For example, in the first quarter of 2022, increases in COVID-19 cases in Shanghai, China, led to shutdowns and delays at the ports in Shanghai. However, the extent of any future shutdown or delay is highly uncertain and difficult to predict. Any material adverse effect on our employees, suppliers, and logistics providers could have a material adverse effect on our manufacturing operations in China or the supply of raw materials or APIs originating from China.

Our business may be affected by new sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine.

As a result of Russia's invasion of Ukraine, the U.S., the U.K. and the EU governments, among others, have developed coordinated sanctions and export-control measure packages.

Based on the public statements to date, these packages include:

●	comprehensive financial sanctions against major Russian banks (including SWIFT cut off);

●	additional designations of Russian individuals with significant business interests and government connections;

●	designations of individuals and entities involved in Russian military activities; and

●	enhanced export controls and trade sanctions targeting Russia's imports of a wide range of goods as a whole, including potentially tighter controls on exports and reexports of items previously subject to only a low level of control, stricter licensing policy with respect to issuing export licenses, and/or increased use of “end-use” controls to block or impose licensing requirements on exports.

We currently sell APIs indirectly to Russian customers. The imposition of enhanced export controls and economic sanctions on transactions with Russia and Russian entities by the U.S., the U.K., and/or the EU could prevent us from selling our products to Russian customers. In addition, even if a Russian entity is not formally subject to sanctions, customers of such Russian entity may decide to reevaluate, or cancel projects with such entity, and such actions could have a similar impact on us as if sanctions were applied directly as described above. Depending on the extent and breadth of new sanctions or export controls that may be imposed against Russia, it is possible that our business, results of operations and financial condition could be adversely affected.

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

In an effort to ensure appropriate oversight of cyber security issues and risks, management now updates the Board of Directors on cyber security matters on a quarterly basis, and the Board of Directors has assigned oversight of cyber security to the Audit Committee. Additionally, the Company has a security training and compliance program, which employees with access to information technology, must complete annually or more often, if deemed necessary or appropriate.

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

While the GDPR applies uniformly across the EU, each EU member State is permitted to issue nation-specific data protection legislation, which has created inconsistencies on a country-by country basis. Further, the United Kingdom’s exit from the EU, often referred to as Brexit, and ongoing developments in the United Kingdom have created further uncertainty with regard to the regulation of data protection and privacy in the United Kingdom. The United Kingdom has implemented legislation that substantially implements the GDPR, and the European Commission and issued an adequacy decision under the GDPR and the Law Enforcement Directive on June 28, 2021, pursuant to which personal information generally may be transferred from the EU to the United Kingdom without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will monitor the legal situation in the United Kingdom and may intervene at any time with respect to its adequacy decision. The United Kingdom’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation in the future, with the United Kingdom potentially being considered an inadequate third country under the GDPR and transfers of personal information from the European Economic Area to the United Kingdom will require a transfer mechanism. Furthermore, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and European Economic Area.

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

The CCPA and CPRA could mark the beginning of a trend toward more stringent data protection, security and privacy legislation in the U.S. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA and the CPRA, but also imposes security and assessment requirements for businesses. In addition, on July 7, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which closely resembles the CDPA. Also, in March 2022, Utah enacted the Utah Consumer Privacy Act, which becomes effective on December 31, 2023, and in May 2022, Connecticut enacted the Act Concerning Personal Data and Online Monitoring, which becomes effective on July 1, 2023, both of which differ from the CPRA, CDPA and CPA. These new state privacy laws will be enforced by the respective states’ Attorney General and/or district attorneys. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent data protection, security and privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

Former President Barack Obama also signed into law the Food and Drug Administration Safety and Innovation Act. The law and related agreements make several significant changes to the FFDCA and FDA’s processes for reviewing marketing applications that could have a significant impact on the pharmaceutical industry, including, among other things, the following:

●	reauthorizes the Prescription Drug User Fee Act, which increases the amount of associated user fees, and, for certain types of applications, increases the expected time frame for FDA review of NDAs;

●	permanently reauthorizes and makes some revisions to the Best Pharmaceuticals for Children Act and the Pediatric Research Equity Act, which provide for pediatric exclusivity and mandated pediatric assessments for certain types of applications, respectively;

●	revises certain standards and requirements for FDA inspections of manufacturing facilities and the importation of drug products from foreign countries;

●	creates incentives for the development of certain antibiotic drug products;

●	modifies the standards for accelerated approval of certain new medical treatments;

●	expands the reporting requirements for potential and actual drug shortages;

●	requires the FDA to issue a report on, among other things, ensuring the safety of prescription drugs that have the potential for abuse;

●	requires the FDA to hold a public meeting regarding the potential rescheduling of drug products containing hydrocodone, which was held in October 2012; and

●	requires electronic submission of certain marketing applications following the issuance of final FDA regulations.

The full impact of new laws and regulations and changes to any existing regulations by the Biden administration is uncertain; however, we anticipate that it will have an adverse effect on our results of operations.

There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our approved products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock:

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
July 1 – July 31, 2022	40,357	$35.12	40,357	—
August 1 – August 31, 2022	145,994	32.01	145,994	—
September 1 – September 30, 2022	291,904	28.76	291,904	—
(1)	As of September 30, 2022, $11.7 million remained available for repurchase under such program. On November 7, 2022, we announced that our Board of Directors authorized an increase of $50.0 million to our share buyback program. The share buyback program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Contract Research Agreement by and between Amphastar Pharmaceuticals, Inc. and Nanjing Hanxin Pharmaceutical Technology Co., Ltd, dated July 5, 2022.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of pursuant to Rule 13a-14(a) or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover Page Interactive File (Formatted as Inline XBRL and contained in Exhibit 101)
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

Date: November 8, 2022

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 8, 2022