Form 10-K
period 2022-12-31
Amphastar Pharmaceuticals, Inc.
filed 2023-03-01
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of Common Stock on such date as reported by Nasdaq Global Select Market, was approximately $885,261,017. Shares of common stock known to be held by directors, executive officers and holders of 5% or more of the outstanding common stock of the registrant are not included in the computation. No determination has been made that such persons are “affiliates” of the registrant for any other purpose.

At February 22, 2023, there were 47,896,820 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year to which this report relates in connection with its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Amphastar Pharmaceuticals, Inc.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements relate to future events or future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the sales and marketing of our products;
●	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;
●	our business and operations in general, including: uncertainty regarding the magnitude, duration and geographic reach of the ongoing COVID-19 pandemic, adverse impacts of the Russia-Ukraine conflict and related macroeconomic conditions on our business, financial condition, operations, cash flows and liquidity;
●	our ability to successfully execute and maintain the activities and efforts related to the measures we have taken or may take in response to the COVID-19 pandemic and associated costs therewith;
●	our ability to attract, hire, and retain highly skilled personnel;
●	interruptions to our manufacturing and production as a result of natural catastrophic events or other causes beyond our control such as power disruptions or widespread disease outbreaks, such as the ongoing COVID-19 pandemic and the Russia-Ukraine conflict;
●	global, national and local economic and market conditions, specifically with respect to geopolitical uncertainty, including the Russia-Ukraine conflict, the ongoing COVID-19 pandemic, inflation and rising interest rates;
●	the timing and likelihood of U.S. Food and Drug Administration, or FDA, approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;
●	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;
●	cost and delays resulting from the extensive pharmaceutical regulations to which we are subject or delays in governmental processing time due to travel and work restrictions caused by the COVID-19 pandemic;
●	our ability to compete in the development and marketing of our products and product candidates;
●	our expectations regarding the business of our Chinese subsidiary, Amphastar Nanjing Pharmaceuticals, Ltd., or ANP;
●	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;
●	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our active pharmaceutical ingredient, or API, customers;
●	the effects of reforms in healthcare regulations and reductions in pharmaceutical pricing, reimbursement and coverage;
●	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;
●	the amount of price concessions or exclusion of suppliers adversely affecting our business;
●	variations in intellectual property laws, our ability to establish and maintain intellectual property protection for our products and our ability to successfully defend our intellectual property in cases of alleged infringement;
●	the implementation of our business strategies, product development strategies and technology utilization;
●	the potential for exposure to product liability claims;
●	our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions, divestitures or investments, including the anticipated benefits of such acquisitions, divestitures or investments;
●	our ability to expand internationally;
●	economic and industry trends and trend analysis;
●	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
●	the impact of trade tariffs, export or import restrictions, or other trade barriers;
●	the impact of Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate including the potential for drug price controls;
●	the impact of global and domestic tax reforms, including the Tax Cuts and Jobs Acts of 2017, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act;
●	the timing for completion and the validation of the new construction at our ANP and Amphastar facilities;
●	the timing and extent of share buybacks; and
●	our financial performance expectations, including our expectations regarding our backlog, revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability.

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

Item 1. Business.

Overview

We are a bio-pharmaceutical company that focuses primarily on developing, manufacturing, marketing, and selling technically challenging generic and proprietary injectable, inhalation, and intranasal products, and insulin active pharmaceutical ingredient, or insulin API products. We currently manufacture and sell over 20 products, the overwhelming majority of which are prescription pharmaceuticals. Since December 2018, we have sold our patented Primatene MIST® using a new hydrofluoroalkanes, or HFA, formulation as our sole over-the-counter product.

Our largest products by net revenues currently include Primatene MIST®, epinephrine, glucagon, phytonadione, lidocaine, and enoxaparin sodium. In April 2022, the FDA approved our ganirelix acetate injection 250mg/0.5mL prefilled syringe, which we launched in June 2022. In July 2022, the FDA approved our vasopressin injection, USP 20 Units/mL, 1 mL single-dose vial, which we launched in August 2022. In May 2022, the FDA approved our regadenoson injection, 0.08mg/mL, 5mL, single-dose prefilled syringe. The timing of the launch of this product is subject to a confidential settlement agreement with the product’s innovator.

For the years ended December 31, 2022, 2021, and 2020, we recorded net revenues of $499.0 million, $437.8 million, and $349.8 million, respectively. We recorded net income of $91.4 million, $62.1 million, and $1.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

In 2021, we completed the restructuring of our Chinese subsidiary, ANP, resulting in the reduction of ANP’s ownership of Hanxin Pharmaceutical Technology Co., Ltd, or Hanxin to 14%. See Note 3 in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K. As a result of the restructuring, we determined that we have significant influence over Hanxin and as such the retained non-controlling investment in Hanxin is accounted for as an equity method investment. Hanxin continues to be a related party subsequent to the restructuring.

Our Markets

We primarily target products with high technical barriers to market entry, with a particular focus on the injectable and inhalation markets. We also manufacture and sell certain APIs.

●	Injectable market. Based on a December 2022 IQVIA National Sales Perspective Report, the U.S. injectable drug market in 2022 was over $285 billion. Our generic development portfolio is targeting opportunities in over $16 billion of this market. The injectable market requires highly technical manufacturing capabilities and compliance with strict current Good Manufacturing Practice, or cGMP, requirements, which create high barriers to market entry. Due to these high barriers to market entry, there are a limited number of companies with the technology and experience needed to manufacture injectable products. There have also been a number of quality issues over the past several years that have disrupted the ability of certain injectable manufacturers to produce sufficient product quantity to meet market demand. As such, the supply of injectables has been constrained, even as demand for injectable products has continued to increase.
●	Inhalation market. Based on a December 2022 IQVIA National Sales Perspective Report, the U.S. inhalation drug market in 2022 was approximately $29 billion. Our generic development portfolio is targeting opportunities in over $6 billion of this market. Inhalation drug therapy is used extensively to treat respiratory conditions such as asthma and chronic obstructive pulmonary disease. The MDI is the most widely used device to deliver inhalation therapies. It uses pressurized gas, historically chlorofluorocarbons, or CFCs, and more recently HFAs, to release its dose when the patient activates the device. The DPI, which does not rely on a propellant, is also widely used. As in the case of injectables, there are significant technical barriers to manufacturing inhalation products. The evolution of inhalation delivery technologies from nebulizers and CFCs to HFAs and DPIs has required manufacturers of inhalation products to re-formulate their products, which in many cases may require technical engineering capabilities, additional regulatory approvals and modified delivery devices. Additionally, the development of generic HFA and DPI products requires bioequivalence studies for FDA approval.

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

Our Strategy

Our goal is to be an industry leader in developing, manufacturing, and marketing technically challenging injectable and inhalation pharmaceutical products. To achieve this goal, we are pursuing the following key strategies:

●	Diversify our revenues by commercializing our product candidates. Assuming we successfully develop and obtain regulatory approvals, we plan to commercialize our product candidates and diversify our revenue sources. We have over 20 product candidates in various stages of development, including generic ANDAs or NDAs, biosimilar product candidates, and proprietary product candidates. We also expect to expand our internal sales and marketing capabilities and, in some cases, enter into strategic alliances with other pharmaceutical companies to drive market penetration for our product candidates.
●	Focus on high-margin generic product opportunities. We believe that we have significant opportunities for growth driven by our technical expertise in developing generic product candidates with high technical barriers to market entry. We believe that if these product candidates are commercialized, they are likely to face less competition than less technically challenging generic products, which may enable us to earn higher margins for a longer period of time. We believe that generic competition for these products will likely be limited because of challenges in product development, manufacturing, or sourcing raw materials or APIs.
●	Develop proprietary products. We currently have four proprietary product candidates at various stages of development, targeting a broad range of indications. We believe that proprietary products tend to face less competition than generic products due to market exclusivity, intellectual property protection, and other barriers to entry. For these reasons, we believe that our proprietary products will provide us with the opportunity for higher margins and long-term revenue growth.
●	Leverage our vertically integrated infrastructure to drive operational efficiencies. We believe our vertically integrated infrastructure provides significant benefits, including better operating efficiencies, accelerated product development, and internal control over product quality. Our ability to manufacture APIs allows us to develop products that other companies may not focus on due to the uncertainty of API supply. In addition, our vertically integrated infrastructure, including our research and development capabilities, allows us to conduct technically challenging studies in-house. We believe this vertically integrated infrastructure has led and will continue to lead to a competitive portfolio of products and product candidates.
●	Target and integrate acquisitions of pharmaceutical companies, products, and technologies. We have a demonstrated ability to identify, acquire and integrate pharmaceutical companies, products, and technologies to complement our internal product development capabilities. Companies we have acquired include (1) International Medication Systems, Limited or IMS, (2) Armstrong Pharmaceuticals, Inc. or Armstrong, (3) Nanjing Puyan Pharmaceutical Technology Co., Ltd. (which we renamed Amphastar Nanjing Pharmaceuticals Co., Ltd.), or ANP, (4) Merck’s API Manufacturing Business in Éragny-sur-Epte, France, in connection with which, we established our French subsidiary, Amphastar France Pharmaceuticals, S.A.S., or AFP, and (5) International Medication Systems (UK) Limited, or IMS UK. Products we have acquired include Cortrosyn® and Epinephrine Mist, as well as trade names such as Primatene®. We believe that our scientific and managerial expertise and our integration experience have improved the quality of the product lines and companies that we have acquired, which has had, and we believe will continue to have, a positive effect on our results of operations. For example, in 2018, we received approval from the FDA to manufacture semi-purified heparin at our Chinese subsidiary, ANP. We plan to have ANP manufacture API for certain other products and product candidates.

Our Technical Capabilities

We develop, manufacture, market, and sell generic and proprietary products that utilize injectable, inhalation, and intranasal delivery systems. We also manufacture and sell insulin API.

●	Injectable. Our injectable product technologies enable us to develop and manufacture generic and proprietary injectables in liquid, lyophilized, suspension, and emulsion forms, as well as the use of pre-filled syringes to facilitate the safety and convenience to users. We have multiple injectable manufacturing facilities that include aseptic filling lines dedicated to the sterile production of injectable products. Additionally, we maintain compliance with cGMP regulations, which has enabled us to obtain regulatory approvals and support commercial supply.
●	Inhalation and Intranasal. We are focused on developing a broad range of generic and proprietary inhalation and intranasal products utilizing various delivery technologies. We have expertise in formulating HFA-based MDIs and DPIs, as well as packaging our inhalation drugs in blister packs and other forms which can be used for loading our products into a variety of inhalation devices. As with our injectable products, we maintain compliance with cGMP regulations, which we believe will enable us to obtain regulatory approvals and support commercial supply. Additionally, we have extensive formulation and clinical experience in developing complex formulations that can be administered by intranasal delivery.

We have advanced capabilities that enable us to develop technically challenging products.

●	Characterization of complex molecules. Complex molecule characterization includes determining physicochemical properties, biological activity, immunochemical properties, and purity. Such characterization is important in developing a generic product that is considered the same as a reference drug product, which in turn allows the generic drug developer to demonstrate such “sameness” to the FDA, which ultimately allows for interchangeability with the reference drug product. Complex drugs typically have large molecules composed of a mixture of molecules that differ very slightly from one another. These slight variances make such complex molecules difficult to characterize. We have developed analytical tools that have enabled us to characterize complex molecules in our products and product candidates. We believe that we have the technology to develop a variety of additional analytical tools that will enable us to characterize other complex molecules, including peptide and protein-based products.
●	Immunogenicity. The ability of an antigen to elicit immune responses is called immunogenicity. Unwanted immunogenicity, which is strongly linked with peptide and protein drug products, occurs when a patient mounts an undesired immune response against drug therapy. As a result, the FDA has signaled that they may require immunogenicity studies as part of the new pathway for biosimilars and biogenerics. In the past, the FDA has required these studies to approve products with complex molecules. We have gained expertise in immunogenicity by performing immunogenicity studies in connection with the FDA approval process for our enoxaparin product. We believe that our experience conducting these complex immunogenicity studies will be of primary importance in our future efforts to develop complex molecules, biosimilar, and biogeneric product candidates.
●	Peptide and protein product development and production. The development of peptide and protein drug products utilizes our characterization technology and immunogenicity studies, synthetic capabilities, recombinant DNA, or rDNA, and API manufacturing technology. We have experience using rDNA manufacturing technology, including the genetic engineering of host cells, fermentation to promote cell culture growth, and isolation and purification of the desired protein from the cell culture. Testing is required to ensure that only the desired protein is included in the finished product through each step. We believe that this technology will allow us to develop protein and peptide drug products. In December 2020, we received the first-ever FDA approval for a generic version of Glucagon for Injection Emergency Kit. The FDA determined our approved peptide product to be bioequivalent and therapeutically equivalent to the reference listed drug, which has rDNA origin.

●	Particle engineering. Particle engineering is important in the field of pulmonary drug delivery as there is a direct relationship between the properties of a particle and its absorption by the lungs. We believe our expertise and technology, which applies to particle engineering and physical chemistry, allow us to engineer particles’ size, shape, surface smoothness and distribution to develop inhalation products that are more easily dispersed through targeted areas. We believe this expertise will allow us to formulate difficult- to-disperse inhalation products and demonstrate the sameness of the reference-listed drugs to the FDA.
●	Sustained-release. We have developed technology to improve drug delivery through sustained-release injectable products. Our sustained-release technology aims to create products that require less dosing frequency, which we believe can lead to diminishing fluctuations of drug concentrations in a patient’s bloodstream that would otherwise require more frequent dosing. We plan to use our sustained-release technology to develop both generic and proprietary products.
●	Novel formulation. We have the capability to develop novel formulations to enhance drug delivery. For certain intranasal medications, novel formulations might be required to increase the drug’s absorption rate to deliver the medication safely and efficiently. We plan to use our novel formulation with our intranasal epinephrine product.

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

Naloxone

We sell two versions of naloxone injections indicated for the emergency treatment of known or suspected opioid overdose.

Other Marketed Products

Other finished pharmaceutical products that we currently market include the following:

●	Cortrosyn® (cosyntropin for injection), a lyophilized powder that is indicated for use as a diagnostic agent in the screening of patients with adrenocortical insufficiency;
●	Amphadase®, a bovine-sourced hyaluronidase injection that is used as an adjuvant in subcutaneous fluid administration for achieving hydration, to increase absorption and dispersion of other injected drugs, and in subcutaneous urography for improving absorption of radiopaque agents;
●	Epinephrine injection, indicated for emergency treatment of allergic reactions, including anaphylaxis, and to increase mean arterial blood pressure in adult patients with hypotension associated with septic shock;
●	Lidocaine jelly, a local anesthetic product used primarily for urological procedures;
●	Lidocaine topical solution, a local anesthetic used for a variety of procedures;
●	Phytonadione injection, an injection of Vitamin K1 that is used for newborn babies;
●	Our portfolio of emergency syringe products, including critical care drugs such as atropine, calcium chloride, dextrose, epinephrine, lidocaine, and sodium bicarbonate, are provided in pre-filled syringes and are designed for emergency use in hospital settings;
●	Morphine injection in prefilled syringe, pain management product indicated for use with Patient Controlled Analgesia (PCA) pumps;
●	Lorazepam injection, a sedative used prior to surgery and medical procedures;
●	Neostigmine methylsulfate injection, a cholinesterase inhibitor used in the treatment of myasthenia gravis and to reverse the effects of muscle relaxants such as gallamine and tubocurarine;
●	Isoproterenol hydrochloride injection, indicated for multiple uses, including mild or transient episodes of heart block that do not require electric shock or pacemaker therapy;
●	Ganirelix Acetate Injection, indicated for the inhibition of premature luteinizing hormone surges in women undergoing controlled ovarian hyperstimulation; and
●	Vasopressin is indicated to increase blood pressure in adults with vasodilatory shock who remain hypotensive despite fluids and catecholamines.

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

The development, regulatory approval for and commercialization of our product candidates are subject to numerous risks. See Item 1A, “Risk Factors” for additional information.

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

We filed an NDA for Naloxone Hydrochloride Nasal Spray in April 2016. In February 2017, we received a Complete Response Letter, or CRL, from the FDA, which identified four primary issues that need to be addressed prior to approval of our NDA. The four issues are comprised of (1) improving on our human factor validation study, (2) modifying the delivery accuracy verification method, (3) improving our standards of device reliability, and (4) adjusting the volume per actuation to account for pediatric use down to birth. We have worked with the FDA to resolve these issues, most recently in 2020 with a Face-to-Face Meeting in which a clear pathway for addressing these issues was created. In September 2022, we responded to the CRL. We intend to continue to work with the FDA to address their concerns described in the CRL. However, there can be no guarantee that our response to the CRL will result in timely approval of intranasal naloxone or approval at all.

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

In May 2021, we amended the Supply Agreement with MannKind whereby MannKind’s aggregate total commitment of RHI API under the Supply Agreement was modified and extended for an additional year through 2027, which timeframe would have previously lapsed after calendar year 2026. MannKind agreed to pay us an amendment fee of $2.0 million. We received the first payment of the amendment fee of $1.0 million in June 2021, which we recognized in net revenues during the year ended December 31, 2021. The remaining $1.0 million of the amendment fee was received in January 2022, which we recognized in net revenues during the year ended December 31, 2022, and relates to the amendments to the 2022 supply level and will be recognized ratably to net revenues in 2022.

For the years ended December 31, 2022, 2021 and 2020, sales of RHI API to MannKind totaled $5.0 million, $6.2 million and $4.9 million, which fulfilled the 2022, 2021 and 2020 commitment of RHI API under the amended Supply Agreement, respectively.

Research and Development

As of December 31, 2022, we had 249 employees dedicated to research and development with expertise in areas such as pharmaceutical formulation, process development, toxicity studies, analytical, synthetic, and physical chemistry, drug delivery, device development, equipment and engineering, clinical research statistical analysis, etc. Our focus on developing products with high barriers to market entry requires a significant investment in research and development, including clinical development. In particular, developing proprietary products that are reformulations of existing proprietary compounds often requires clinical trials to gain regulatory approval, and we have a team dedicated to designing and managing clinical trials. We have successfully completed several clinical trials for some of our product candidates and are in the process of planning clinical trials for other product candidates under development.

Backlog

A significant portion of our customer shipments in any fiscal year relates to orders received and shipped in that fiscal year, generally resulting in a low product backlog relative to total shipments at any time. However, as of December 31,

2022, we experienced a backlog of approximately $7.0 million for various products, partially as a result of competitor shortages, supplier constraints and labor shortages at our facility in California. We are currently working on resolving backlog related issues and believe that we will be able to reduce the backlog in the near future. Historically, our backlog has not been a meaningful indicator of our ability to achieve any particular level of overall revenue or financial performance.

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

Similarly, on December 27, 2020, the American Innovation in Manufacturing Act of 2020, or AIM Act, was enacted. The AIM Act directs the United States Environmental Protection Agency to address usage of hydrofluorocarbons, or HFC, by reducing production and consumption of certain HFCs. One of our products, Primatene MIST®, utilizes HFCs subject to the AIM Act’s reduction mandate. Moreover, many of our inhalation pipeline assets use HFCs subject to the AIM Act’s reduction mandate. There can be no assurance that we will be able to acquire adequate supplies of HFCs for current and future commercialization of our products as a result of the AIM Act or other similar statutes and regulations. Moreover, changes to the ingredients of our proprietary and generic products requires FDA approval and there can be no assurance that we will be able to obtain such approval or the timing of such approval.

ANP currently manufactures heparin sodium for our enoxaparin product, isoproterenol and hyaluronidase for Amphastar’s current products, and we plan to have ANP manufacture APIs and starting materials for APIs for certain other products and product candidates.

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

The following table provides information regarding the percentage of our net revenues that is derived from each of our major customers and partners:

	% of Net Revenues
	Year Ended
	December 31,
	2022	2021	2020

AmerisourceBergen Corporation	23%	24%	23%
McKesson Corporation	22%	21%	22%
Cardinal Health, Inc.	17%	16%	17%

Our marketing department is responsible for establishing and maintaining contracts and relationships with the group purchasing organizations, distributors, retailers, wholesalers and, occasionally, directly with hospitals or long-term care facilities. One or more of our proprietary product candidates may require deployment of a sales force either directly or through a strategic partner.

Competition

The majority of our marketed products are generic products. We face and will face significant competition for our products and product candidates from pharmaceutical companies that focus on the generic injectable and inhalation markets such as Pfizer, Inc., Eli Lilly and Co., Sagent Pharmaceuticals, Inc., Akorn, Inc., Sandoz Inc., Viatris Inc., Fresenius Kabi USA, Nexus Pharmaceuticals, Apotex Corp, Amneal Biosciences, American Regent Inc., Hikma Pharmaceuticals USA, Inc., Par Pharmaceuticals, Cipla USA Inc., Meitheal Pharmaceuticals, Dr. Reddy’s Laboratories, Inc., Sun Pharmaceuticals, Inc., Accord Healthcare Ltd., Amring Pharmaceuticals, Bausch Health, Zydus

Pharmaceuticals USA Inc., AuroMedics Pharma LLC, and Teva Pharmaceutical Industries Ltd. Competition in the generic pharmaceutical industry has increased as producers of branded products have entered the business by creating generic drug subsidiaries, purchasing generic drug companies, or licensing their products to generic manufacturers prior to patent expiration and/or as their patents expire. Therefore, our competitors also include the innovator companies of our generic drug products. For example, enoxaparin is currently marketed by Sanofi S.A., or Sanofi, under the brand name Lovenox®. Sanofi also markets its authorized generic enoxaparin product through its subsidiary, Winthrop. Fresenius Kabi USA, Apotex Corp., Zydus Pharmaceuticals USA Inc., Sandoz, and Meithael Pharmaceuticals, Inc. also market a generic version of enoxaparin. Other companies may have filed an ANDA with the FDA for its generic version of enoxaparin. The presence of these current and prospective competitive products may have an adverse effect on our market share, revenue and gross profit from our enoxaparin product.

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

The Generic Drug User Fee Act, or GDUFA, was enacted by Congress in 2012 and was reauthorized as GDUFA II in 2017 and GDUFA III in 2022. GDUFA is designed to provide funding to the FDA to expedite timelines for the FDA’s review of ANDA applications. GDUFA funding is intended to increase the ability of the FDA to perform critical program functions and to reduce costs. Under the GDUFA, the FDA has specific goals for reviewing ANDA applications. For example, as part of GDUFA II, the goal of the FDA is to complete the review of 90% of original ANDA applications within 10 months from filing of the ANDA. Under previous GDUFA authorizations, the average time for sponsors to obtain FDA approval of ANDAs was 32-34 months post-filing. As newer GDUFA reauthorizations occur in 5 year increments, it is expected that these ANDA timelines will also change.

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

The Prescription Drug User Fee Act, or PDUFA, was enacted by Congress in 1992. It authorizes the FDA to collect fees from companies that produce certain new human drug and biological products. The fees collected are designed to play an important role in expediting the new drug approval process. Like GDUFA, PDUFA must be reauthorized every 5 years. It is currently authorized as PDUFA VII through September of 2027. As part of the PDUFA, the FDA has specific goals for reviewing NDA/BLA applications. For example, as part of PDUFA VII, the goal of the FDA is to complete the review of 90% of original NDAs that are not new molecular entities within 10 months of the date of filing the NDA.

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

The BLA Approval Process

The BLA approval process is similar to the Full NDA approval process and generally involves:

●	completion of preclinical laboratory and animal testing in compliance with the FDA’s GLP regulations;
●	submission to the FDA of an IND for human clinical testing, which must satisfy FDA and become effective before human clinical trials may begin;
●	performance of adequate and well-controlled human clinical trials to establish the efficacy of the proposed drug product for each intended use;
●	satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is produced to assess compliance with the FDA’s cGMP regulations; and
●	submission to and approval by the FDA of a BLA.

Combination Products

●	A combination product is a product comprising of two or more regulated components (e.g., a drug and device) that are combined into a single product, co-packaged, or sold separately but intended for co-administration, as evidenced by the labeling for the products. A drug that is administered using an inhaler is an example of a combination drug/device product.
●	The FDA is divided into various Centers, which each have authority over a specific type of product. NDAs are reviewed by personnel within the Center for Drug Evaluation and Research, or CDER, while device applications and premarket notifications are reviewed by the Center for Devices and Radiological Health, or CDRH. For biologic products, the BLAs are generally reviewed by personnel within the Center for the Biologic Evaluation and Research, or CBER. When reviewing a drug (biologic)/device combination product, the FDA must assign a lead Center to review the product, based on the combination product's primary mode of action, or PMOA, which is the single mode of a combination product that provides the most important therapeutic action of the combination product. The Center that regulates that portion of the product that generates the PMOA becomes the lead evaluator. If there are two independent modes of action, neither of which is subordinate to the other, the FDA makes a determination as to which Center to assign the product based on consistency with other combination products raising similar types of safety and effectiveness questions or to the Center with the most expertise in evaluating the most significant safety and effectiveness questions raised by the combination product.
●	When evaluating an application, a lead Center may consult other Centers and apply the standards that would be applicable but still retain complete reviewing authority, or it may collaborate with another Center, by which the Center assigns review of a specific section of the application to another Center, delegating its review authority for that section. Typically, the FDA requires a single marketing application submitted to the Center selected to be the lead evaluator, although the agency has the discretion to require separate applications to more than one Center. One reason to submit multiple applications is if the applicant wishes to receive some benefit that accrues only from approval under a particular type of application, like new drug product exclusivity. If multiple applications are submitted, each may be evaluated by a different lead Center.
●	Our inhalers and prefilled syringes, which deliver a specific drug or biologic, are regulated by the FDA as combination products. We believe the combination products will be regulated by the FDA as a drug or biologic (and not a device) because the primary mode of action of the combination will be a drug (or biological) action. As such, we will need to submit a marketing application to the CDER (or CBER) for our inhalers or prefilled syringes that deliver a specific drug. CDRH will provide input to CDER (or CBER) on the device aspects of the combination. We can provide no assurance that any of our combination products will be approved by FDA in a timely fashion, if at all.
●	Like their constituent products—e.g., drugs/biologics and devices—combination products are highly regulated and subject to a broad range of post marketing requirements including cGMPs, adverse event reporting, periodic reports, labeling and advertising and promotion requirements and restrictions, market withdrawal and recall.

FDA Action on an Application for Approval

If applicable statutory or regulatory requirements are not satisfied, the FDA may deny approval of an NDA, ANDA, BLA, or biosimilar application, or the FDA may require additional data or information. After approval of the application (or license), the FDA may suspend or withdraw the approval based on various criteria, including new information related to safety or effectiveness or failure to comply with post-approval requirements. In addition, the FDA may in some instances require post-marketing studies on approved products and may take actions to limit marketing of the product based on the results of those studies.

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

Other Regulatory Requirements

Maintaining substantial compliance with appropriate federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Drug and biologic manufacturers are required to register their establishments with the FDA and certain state agencies. After approval, the FDA and these state agencies conduct periodic unannounced inspections to ensure continued compliance with ongoing regulatory requirements.

In addition, after approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. The FDA may require post-approval testing and surveillance programs to monitor safety and effectiveness of approved products that have been commercialized. Any drug or biologic products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including:

●	record-keeping requirements;
●	reporting of adverse experiences with the drug;
●	providing the FDA with updated safety and efficacy information;
●	reporting on advertisements and promotional labeling;
●	drug sampling and distribution requirements; and
●	complying with electronic record and signature requirements.

In addition, the FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. There are numerous regulations and policies that govern various means for disseminating information to health-care professionals, as well as consumers, including industry sponsored scientific and educational activities, information provided to the media and information provided over the Internet. Drugs or biologics may be promoted only for the approved indications and in accordance with the provisions of the approved label.

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

Additionally, the FDA granted approval of our ANDAs for atropine sulfate injection, dextrose injection, morphine sulfate injection, and epinephrine injection single dose prefilled syringe in October 2020, March 2021, April 2021, and August 2022, respectively.

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

When an entity is determined to have violated the FCA, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $12,537 and $25,076 for each separate instance of a false claim, subject to adjustment for inflation. There are many potential bases for liability under the FCA. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the FCA to assert liability on the basis of inadequate care, kickbacks and other improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations of misrepresentations with respect to the services rendered. In addition, the federal government has prosecuted companies under the FCA in connection with off-label promotion of products. Our current and future activities relating to the reporting of wholesale or estimated retail prices of our products, the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products, and the sale and marketing of our products may be subject to scrutiny under these laws. While we are unaware of any current matters, we are unable to predict whether we will be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

The Open Payment Act

The Physician Payment Sunshine Act, or the Open Payment Act, which was enacted as part of the Affordable Care Act, requires all pharmaceutical manufacturers that participate in Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of the Department of Health and Human Services payments or other transfers of value made in the previous year by that entity, or by a third party as directed by that entity, to covered recipients, including physicians (defined to include doctors of medicine and osteopathy, dentists, podiatrists, optometrists, and licensed chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as defined by law, or to third parties on behalf of such covered recipients, as well as ownership and investment interests held by physicians and their immediate family members. The payments and transfer of value required to be reported include the cost of meals provided to a physician, travel reimbursements and other transfers of value provided as part of contracted services, including speaker programs, advisory boards, consultation services and clinical trial services. The statute requires the federal government to make reported information available to the public. Failure to comply with the reporting requirements can result in significant civil monetary penalties ranging from $1,264 to $12,646 for each payment or other transfer of value that is not reported (up to a maximum per annual report of $189,692) and from $12,646 to $126,463 for each knowing failure to report (up to a maximum per annual report of $1,264,622). Additionally, there are criminal penalties if an entity intentionally makes false statements in such reports. We are subject to the Open Payment Act and the information we disclose may lead to greater scrutiny, which may result in modifications to established practices and additional costs. Additionally, similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering adopting similar laws requiring transparency of interactions with health care professionals.

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

Similarly, on December 27, 2020, the American Innovation in Manufacturing Act of 2020, or AIM Act, was enacted. The AIM Act directs the United States Environmental Protection Agency to address usage of hydrofluorocarbons, or HFC, by reducing production and consumption of certain HFCs. One of our products, Primatene MIST®, utilizes HFCs subject to the AIM Act’s reduction mandate. Moreover, many of our inhalation pipeline assets use HFCs subject to the AIM Act’s reduction mandate. There can be no assurance that we will be able to acquire adequate supplies of HFCs for current and future commercialization of our products as a result of the AIM Act or other similar statutes and regulations. Moreover, changes to the ingredients of our proprietary and generic products requires FDA approval and there can be no assurance that we will be able to obtain such approval or the timing of such approval.

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

With respect to our existing generic products and generic product candidates, we primarily rely on trade secrets, unpatented proprietary know-how and continuing technological innovation to protect our products and technologies, especially where we do not believe patent protection is appropriate or obtainable. Although in some cases, we seek patent protection to preserve our competitive position, our current patent portfolio does not cover the majority of our existing products and product candidates. We own several U.S. and foreign patents covering processes and equipment used in the manufacture of a few of our products. The expiration dates of these patents range from 2024 to 2039. We also own several trademarks registered with the USPTO.

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

Human Capital

As of December 31, 2022, we had 1,615 full-time employees in the United States, China, and France. Of these employees, 21 hold Ph.D.’s, and an additional 116 employees hold a master’s degree or other post-graduate degrees. We consider our employees’ intellectual capital an essential driver of our business and key to our future prospects. None of our U.S. employees are subject to a collective bargaining agreement or represented by a trade or labor union.

The following table summarizes our employees by category and location:

	United States	China	France	Total
Manufacturing	774	83	81	938
QA/QC and Regulatory Affairs	166	62	32	260
Sales and Marketing	17	—	—	17
General and administrative	102	29	20	151
Research and Development	247	0	2	249
Total employees	1,306	174	135	1,615

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

These investments and the prioritization of employee health, safety, and wellness were particularly significant in 2021 and 2022 in light of the ongoing COVID-19 pandemic. To protect and support our essential team members, we implemented and/or trained employees on health and safety measures that included maximizing personal workspaces, changing shift schedules, providing personal protective equipment, or PPE, implementing heightened cleaning of high contact surfaces, and instituting mandatory screening before accessing buildings. We notify employees of exposure and close contacts and offer COVID-19 testing after potential exposure. We will continue to monitor this evolving situation and will continue to seek programs to educate and assist employees whenever possible.

Diversity, Equity, and Inclusion

We believe a diverse workforce is critical to our success. Our mission is to value differences in races, ethnicities, religions, nationalities, genders, ages, sexual orientations, education, skill sets, and experience. We are focused on inclusive hiring practices, fair and equitable treatment, organizational flexibility, and training and resources.

Corporate Information

We incorporated in California under the name Amphastar Pharmaceuticals, Inc. in 1996 and merged our California corporation into Amphastar Pharmaceuticals, Inc., a newly formed Delaware corporation, in 2004. Our corporate offices are located at 11570 6th Street, Rancho Cucamonga, CA 91730. Our telephone number is (909) 980-9484. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. You can access our filings with the SEC by visiting http://www.amphastar.com. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is http://www.sec.gov.

We use our website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on the “Investors” section of the website, which is accessible by clicking on the tab labeled “Investors” on our website home page. The contents of the websites provided above are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. Further, our reference to the URLs for these websites are intended to be inactive textual references only.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as more fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

●	our success depends on our ability to develop and/or acquire and commercialize additional pharmaceutical products;
●	our Primatene MIST®, glucagon, epinephrine, lidocaine, phytonadione, and enoxaparin products collectively represent a significant portion of our net revenues; if the sales volume or pricing of our Primatene MIST®, glucagon, epinephrine, lidocaine, phytonadione, and enoxaparin products decline, or if we are unable to satisfy market demand for these products, they could have a material adverse effect on our business, financial position and results of operations;
●	our success depends on the integrity of our supply chain, including multiple single source suppliers, the disruption of which could negatively impact our business;
●	our ability to develop new products and additional revenue streams depends upon a variety of factors including being able to invest ongoing revenue and borrow funds or raise additional capital when needed;
●	we face significant competition in the pharmaceutical industry with respect to both our proprietary and generic drugs, which may result in others developing or commercializing products before or more successfully than we do, which could significantly limit our growth and materially and adversely affect our financial results;
●	health care providers may not be receptive to our products, particularly those that incorporate our proprietary drug delivery platforms;
●	sales of our products may be adversely affected by the continuing consolidation of our customer base;
●	we depend upon our key personnel, the loss of whom could adversely affect our operations. If we fail to attract and retain the talent required for our business, our business could be materially harmed;
●	our business may be adversely affected by the ongoing COVID-19 pandemic and the related challenging macroeconomic conditions globally;
●	because a portion of our manufacturing takes place in China, a significant disruption in the construction or operation of our manufacturing facility in China, political unrest in China, tariffs, impact of outbreaks of health epidemics, such as the COVID-19 pandemic, or changes in social, political, trade, health, economic, environmental, or climate-related conditions or in laws, regulations and policies governing foreign trade could materially and adversely affect our business, financial condition and results of operations;

●	we may be exposed to product liability claims and may not be able to obtain or maintain adequate product liability insurance;
●	we are exposed to risks related to our international operations and failure to manage these risks may adversely affect our operating results and financial condition;
●	the FDA approval process is time-consuming and complicated, and we may not obtain the FDA approval required for a product within the timeline we desire, or at all; additionally, we may lose FDA approval and/or our products may become subject to foreign regulations;
●	the novel use of particle engineering or synthetic APIs for any of our product candidates, may not receive regulatory approval, and without regulatory approval we will not be able to market our product candidates;
●	if clinical studies for our product candidates are unsuccessful or significantly delayed, we will be unable to meet our anticipated development and commercialization timelines, which would have an adverse impact on our business;
●	if branded pharmaceutical companies are successful in limiting the use of generics through their legislative, regulatory and/or other efforts, our sales of generic products may suffer; and
●	our success depends on our ability to obtain, protect, and enforce our intellectual property.

Risks Relating to our Business and Industry

Our success depends on our ability to develop and/or acquire and commercialize additional pharmaceutical products.

Our financial results depend upon our ability to commercialize additional generic and proprietary pharmaceutical products, and whether our products are accepted by patients and physicians and are reimbursed by payers. Commercialization requires that we successfully and cost-effectively develop, test and manufacture or otherwise acquire both generic and proprietary products. All of our products must receive regulatory approval and meet (and continue to comply with) regulatory standards and requirements, including continued safety and efficacy standards. If health, safety, or environmental concerns arise with respect to a product, we may be forced to withdraw it from the market and be exposed to greater liability, including product liability lawsuits. For example, as a result of environmental concerns over the use of chlorofluorocarbons, or CFCs, the FDA, issued a final rule on January 16, 2009, that required the phase-out of the CFC formulation of our Primatene MIST® product by December 31, 2011. As a result, in order to resume selling Primatene MIST® we had to develop a formulation of the product that uses hydrofluoroalkane, or HFA, as the propellant, and obtain FDA approval for the modified product, which took a significant amount of time and was not re-launched until December 2018. There can be no guarantee that our investment in research and development activities will result in FDA approval or produce commercially viable new products.

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

Our Primatene MIST®, glucagon, epinephrine, lidocaine, phytonadione, and enoxaparin products collectively represent a significant portion of our net revenues. If the sales volume or pricing of our glucagon, epinephrine, lidocaine, phytonadione, and enoxaparin products decline, or if we are unable to satisfy market demand for these products, they could have a material adverse effect on our business, financial position and results of operations.

Sales from our Primatene MIST® product represented 17%, 17%, and 15% of our total net revenues for the years ended December 31, 2022, 2021, and 2020, respectively. Sales from our glucagon product, which we launched in February 2021 represented 11% and 11% of our total net revenues for the years ended December 31, 2022 and 2021, respectively. Sales from our epinephrine product represented 15%, 13%, and 7% of our total net revenues for the years ended December 31, 2022, 2021, and 2020, respectively. Sales from our lidocaine products represented 11%, 10%, and 12% of our total net revenues for the years ended December 31, 2022, 2021, and 2020, respectively. Sales from our phytonadione product represented 10%, 10%, and 12% of our total net revenues for the years ended December 31, 2022, 2021, and 2020, respectively, and sales of our enoxaparin product represented 7%, 8%, and 14% of our total net revenues for the years ended December 31, 2022, 2021, and 2020, respectively. We have experienced declining revenue from enoxaparin and some of our other existing products in the past. If the sales volume or pricing of enoxaparin continues to decline, or if the sales volume or pricing of lidocaine and phytonadione declines, or if we are unable to satisfy market demand for these products, our business, financial position and results of operations could be materially and adversely affected, and the market value of our common stock could decline. For example, our enoxaparin product continues to see increased competition in the market, which could result in declining per unit prices as well as lower market share due to intense pricing competition in the pharmaceutical industry. We have experienced significant declines in the per unit pricing and gross margins attributable to our enoxaparin product since its commercial launch. Our Primatene MIST®, glucagon, epinephrine, lidocaine, phytonadione, and enoxaparin products could be rendered obsolete or negatively impacted by numerous factors, many of which are beyond our control, including:

●	decreasing average sales prices;
●	development by others of new pharmaceutical products that are more effective than ours;
●	entrance of new competitors into our markets;
●	loss of key relationships with suppliers, group purchasing organizations or end-user customers;
●	manufacturing or supply interruptions;
●	increase in material input costs;
●	changes in the prescribing practices of physicians;
●	changes in third-party reimbursement practices;
●	changes in applicable environmental law;
●	product liability claims; and
●	product recalls or safety alerts.

Any factor adversely affecting the sale of these products may cause our revenues to decline, and we may not be able to achieve and maintain profitability.

Our ability to develop new products and additional revenue streams depends upon our ability to invest ongoing revenue, borrow funds or raise additional capital when needed.

Developing a single product in the pharmaceutical industry is a very expensive proposition with no certainty of regulatory clearance or commercial success. Considerable amounts are invested into the research and development process. Our research and development expense was $74.8 million, $60.9 million, and $67.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. As noted elsewhere herein, ongoing revenue from current operations is a critical component of being able to adequately fund ongoing research and development efforts in our product pipeline. Likewise, the ability to borrow funds at an attractive rate is another factor in being able to fund research and development activities. Finally, being able to access the raise additional funds through the capital markets on favorable terms, if at all, particularly during times of market volatility, changes in the interest rate environment, and general economic instability, is another factor in being able to fund research and development. If any one, or all, of these sources become unavailable, our research and development projects may become delayed or negatively impacted.

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

The majority of our marketed products are generic products. We face and will face significant competition for our products and product candidates from pharmaceutical companies that focus on the generic injectable and inhalation markets such as Pfizer, Inc., Sagent Pharmaceuticals, Inc., Akorn, Inc., Sandoz Inc., Viatris Inc., Fresenius Kabi USA, Nexus Pharmaceuticals, Apotex Corp., Amneal Biosciences, American Regent, Inc., Hikma Pharmaceuticals USA, Par Pharmaceuticals, Cipla USA Inc., Meitheal Pharmaceuticals, Dr, Reddy’s Laboratories, Inc., Eli Lilly and Co., and Teva Pharmaceutical Industries Ltd. Competition in the generic pharmaceutical industry has increased as producers of branded products have entered the business by creating generic drug subsidiaries, purchasing generic drug companies, or licensing their products to generic manufacturers prior to patent expiration and/or as their patents expire.

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

A significant proportion of our sales are made to relatively few U.S. wholesalers and group purchasing organizations. These customers are continuing to undergo significant consolidation. Sales to three of these customers for the years ended December 31, 2022, 2021, and 2020, respectively, accounted for approximately 62%, 61%, and 62% of our total net revenues, respectively. Such consolidation has provided and may continue to provide them with additional purchasing leverage, and consequently may increase the pricing pressures that we face.

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

At the same time, the traditional model for distribution of pharmaceutical products is also undergoing disruption as a result of the entry or potential entry of new competitors and significant mergers among key industry participants. For example, in 2020 Amazon.com launched its pharmaceutical distribution business. In addition, several major hospital systems in the United States formed a nonprofit company that will provide U.S. hospitals with a number of generic drugs. These changes to the traditional supply chain could lead to our customers having increased negotiation leverage and to additional pricing pressure and price erosion.

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

The ongoing COVID-19 pandemic, including the emergence of variants, has continued to impact worldwide economic activity and financial markets, and remains a potential challenge to our business until it is abated. Mass and rapid production of the vaccines, for example, has placed increased pressure on the availability of supplies that are also used in our products, such as glass vials and needles. The COVID-19 pandemic may also disrupt the operations of our customers, suppliers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. Disruptions to our manufacturing partners and suppliers could result in disruption to the production of our products and failure to satisfy demand. More generally, the ongoing COVID-19 pandemic could continue to adversely affect economies and financial markets globally and nationally, including inflationary pressures and changes in interest rates, which could decrease spending and adversely affect demand for our products and harm our business and results of operations. To the extent macroeconomic uncertainty persists or the COVID-19 pandemic or macroeconomic conditions worsen, we may experience a continuing adverse effect on the demand for some of our products. The degree of impact of the COVID-19 pandemic and the related challenging macroeconomic conditions globally on our business will depend on several factors, such as the duration and the extent of the pandemic, as well as actions taken by governments, businesses, and consumers in response to the pandemic and the challenging macroeconomic conditions globally, all of which continue to evolve and remain uncertain at this time.

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

A significant amount of our total assets is related to goodwill and intangible assets. As of December 31, 2022, the value of our goodwill and intangible assets net of accumulated amortization was $37.3 million. Goodwill and other intangible assets are tested for impairment annually when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. Any future goodwill or other intangible asset impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition.

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

We, our collaborators, third-party providers, distributors, customers and other contractors utilize information technology systems and networks to transmit, store and otherwise process electronic data in connection with our business activities, including our supply chain processes, operations and communications including, in some cases, our clinical data and business proprietary information, and Electronic Data Interchange, or EDI, on purchase orders, invoices, chargebacks, among other things. We, and our collaborators, third-party providers, distributors and other contractors, also collect, transmit, store and otherwise process certain data relating to individuals, including about our personnel, business partners, and others, which may be subject to applicable data protection, security and privacy laws and regulations that require adoption of minimum information security standards. The cost of compliance with applicable data protection, security and privacy laws and regulations have increased and may increase in the future.

Despite our implementation of security measures to protect the confidentiality, integrity, and availability of the systems, networks and data within our control from various threats (e.g., cyber-attacks, system breaches, malware, viruses, hacking, fraudulent use, social engineering attacks, phishing attacks, ransomware attacks, credential-stuffing attacks, denial-of-service attacks, unauthorized access, insider threats, accidental disclosures, intellectual property theft and economic espionage, exploitable vulnerabilities, defects or bugs in our or our third-party providers’ systems, natural disasters, war, terrorism, telecommunications and electrical outages, breakdowns, damage, interruptions), we have experienced and may continue to experience cyber-attacks of varying degrees from time to time. For example, in the first quarter of 2022, our Chinese subsidiary, ANP, was subject to a security incident that resulted in a temporary disruption to some of their internal computer systems. We worked with ANP to improve and implement additional security measures to their systems and networks. We have incurred costs to respond to the ANP incident. In addition, in the second quarter of 2020, we were subject to a security incident that resulted in a temporary disruption to some of our internal computer systems. In response to this incident, we engaged a third-party forensic expert to investigate, and determined that cyber criminals illegally obtained certain personal information of certain current and former employees. We notified affected individuals and regulators, as we deemed was required or appropriate. We have incurred cost to respond to this incident, and we expect to continue to incur cost to support our efforts to enhance our security measures. Our systems and networks and the systems and networks of third parties that support us and our services may be breached or disrupted due to these threats. The size and complexity of our systems may make them potentially vulnerable to breakdown or interruption, whether due to computer viruses or other causes, which may result in loss of data or the impairment of production and other supply chain processes, adversely affecting our business.

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

In addition, potential legal, regulatory, contractual, financial, operational, and reputational harm may arise from the accidental or unlawful destruction, damage, loss, unavailability, alteration, impairment, misuse, unauthorized disclosure of, or unauthorized access to our systems, networks, or data, including data which is transmitted, stored or otherwise processed by us or by collaborators, third-party providers, distributors and other contractors on our behalf. For example:

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

Although we achieved net income in the years ended December 31, 2022, 2021 and 2020, we may incur operating and net losses and negative cash flow from operations in the future. Our business may generate operating losses if we do not successfully commercialize our product candidates, maintain sales of and profits from existing products, and generate sufficient revenues to support our level of operating expenses, especially as we continue our investment in developing new products. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict whether we will be able to maintain profitability.

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

Similarly, on December 27, 2020, the American Innovation in Manufacturing Act of 2020, or AIM Act, was enacted. The AIM Act directs the United States Environmental Protection Agency to address usage of hydrofluorocarbons, or HFC, by reducing production and consumption of certain HFCs. One of our products, Primatene MIST®, utilizes HFCs subject to the AIM Act’s reduction mandate. Moreover, many of our inhalation pipeline assets use HFCs subject to the AIM Act’s reduction mandate. There can be no assurance that we will be able to acquire adequate supplies of HFCs for current and future commercialization of our products as a result of the AIM Act or other similar statutes and regulations. Moreover, changes to the ingredients of our proprietary and generic products requires FDA approval and there can be no assurance that we will be able to obtain such approval or the timing of such approval.

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

In addition, U.S. states are adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements related to personal information. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which took effect on January 1, 2020 and has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents, among other things, expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for certain data breaches that may increase data breach litigation. The CCPA will be expanded substantially on January 1, 2023 when the California Privacy Rights Act of 2020, or the CPRA, which was approved by California voters in November 2020, becomes fully operative. The CPRA will, among other things, give consumers the ability to limit use of information deemed to be sensitive, establish the California Privacy Protection Agency to implement and enforce the CPRA and impose administrative fines. Aspects of the CCPA and CPRA, and their interpretation and enforcement remain uncertain. The potential effects of the CCPA and CPRA are far-

reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

The CCPA and CPRA could mark the beginning of a trend toward more stringent data protection, security and privacy legislation in the U.S. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, a comprehensive privacy statute that became effective on January 1, 2023 and shares similarities with the CCPA and the CPRA, but also imposes security and assessment requirements for businesses. In addition, on July 7, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which closely resembles the CDPA. Also, in March 2022, Utah enacted the Utah Consumer Privacy Act, which becomes effective on December 31, 2023, and in May 2022, Connecticut enacted the Act Concerning Personal Data and Online Monitoring, which becomes effective on July 1, 2023, both of which differ from the CPRA, CDPA, and CPA. These new state privacy laws will be enforced by the respective states’ Attorney General and/or district attorneys. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent data protection, security and privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

• the level of taxes that we are required to pay; and

• the availability of capital.

In the U.S., all of our pharmaceutical products are subject to increasing pricing pressures. Such pressures have increased as a result of the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the MMA, due to the enhanced purchasing power of the private sector plans that negotiate on behalf of Medicare beneficiaries. For example, in November 2021, the Biden administration also announced a prescription drug plan in Build Back Better framework, which proposes allowing Medicare to negotiate prescription drug prices, imposing a tax penalty if drug companies increase their prices faster than inflation, and directly lowering out-of-pocket costs for seniors. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our approved products.

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

We currently manufacture the starting material for Amphadase® and enoxaparin as well as the APIs for isoproterenol and nitroprusside at our manufacturing facility in China, and we plan to use this facility to manufacture several of the APIs for products in our pipeline. Additionally, we intend to continue to invest in the expansion of this manufacturing facility. Our manufacturing facility and operations in China involve significant risks, including:

●	disruptions in the construction of the manufacturing facility;
●	interruptions to our operations in China or the inability of our manufacturing facility to produce adequate quantities of raw materials or APIs to meet our needs as a result of natural catastrophic events or other causes beyond our control such as power disruptions or widespread disease outbreaks, including the recent outbreaks that impact animal-derived products, such as the importation of pig-derived crude heparin from countries impacted by the African swine flu, and the ongoing COVID-19 pandemic, which has resulted in and may in the future result in, business closures, transportation restrictions, import and export complications, and otherwise cause shortages in the supply of raw materials or cause disruptions in our manufacturing capability;
●	product supply disruptions and increased costs as a result of heightened exposure to changes in the policies of the Chinese government, political unrest or unstable economic conditions in China, including China’s policies with respect to COVID-19;
●	the imposition of additional tariffs, export controls or other trade barriers as a result of changes in social, political, and economic conditions or in laws, regulations, and policies governing foreign trade, including U.S. and foreign export controls such as U.S. controls preventing the export of a wide-range of items to Russia, new controls impacting the ability to send certain products and technology, specifically related to semi-conductor manufacturing and supercomputing to China without an export license, and the addition of new China-based entities to certain U.S. restricted party lists including the Entity List and Unverified List, trade sanctions and import laws and regulations, the tariffs previously implemented and additional tariffs that have been proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which, if implemented, remain uncertain;
●	the nationalization or other expropriation of private enterprises or intellectual property by the Chinese government, which could result in the total loss of our investment in China; and
●	interruptions to our manufacturing or business operations resulting from geo-political actions, including war and terrorism such as the war in Ukraine, natural disasters including earthquakes, typhoons, floods, and fires, or outbreaks of health epidemics, or outbreaks in livestock or animals that impact or restrict importation, use,

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

We are continuing to expand our international operations as part of our growth strategy. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. There is a possibility that the United States could continue to impose greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. In September 2018, the U.S. Trade Representative (the “USTR”) enacted a tariff on the import of other Chinese products, with a combined import value of approximately $200 billion. Since that time USTR has modified these tariff rates and imposed tariffs on additional goods. Tariffs on imports of APIs and starting materials used in our products, or retaliatory trade measures taken by China or other countries, including restricted access to APIs or starting materials used in our products, causing us to raise prices or make changes to our products, could materially harm our business, financial condition and results of operations. Further, the continued threats of tariffs, trade restrictions, and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Although the United States and China signed a phase one trade deal on January 15, 2020, given the relatively fluid regulatory environment in China and the United States and the focus that the current U.S. Administration has shown on issues related to China, including the imposition of new restrictions on exports related to semi-conductor manufacturing and supercomputing and the addition of entities based in China to various restricted party lists, along with uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could occur and could directly and adversely impact our financial results and results of operations.

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

In addition, we have registered approximately 16.3 million shares subject to options and RSUs outstanding or reserved for future issuance under our equity compensation plans. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Jack Y. Zhang and Mary Z. Luo, each of whom serves as a director and an executive officer, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2022, Jack Y. Zhang and Mary Z. Luo, or Drs. Zhang and Luo, each of whom serves as one of our directors and executive officers, and their affiliates beneficially own approximately 25.7% of our outstanding common stock, including shares of common stock subject to options exercisable within 60 days of December 31, 2022. Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 27.8% of the outstanding, including shares of our common stock, based on the number of shares outstanding and shares of our common stock subject to options exercisable within 60 days of December 31, 2022. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

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

Since September 2015, UBS Bank USA, or UBS Utah, has made extensions of credit up to the amount of $8.0 million to Applied Physics & Chemistry Laboratories, Inc., or APCL, which is controlled by Jack Y. Zhang and Mary Z. Luo. In May 2019, the credit amount was increased to $11.0 million. Since February 2017, UBS AG has also provided an extension of credit up to the amount of $8.0 million to APCL. In 2021, the outstanding UBS AG credit line was transferred to UBS Utah due to a UBS organizational change. As of February 16, 2023, the total outstanding UBS combined credit lines were $11.0 million. The UBS credit lines are secured by a pledge of 1,750,000 shares of our common stock currently held by APCL. Interest on the loans accrues at market rates. UBS has an unlimited and unilateral right to call each of the credit lines for any reason whatsoever.

In October 2017, East West Bank, or East West, entered into an agreement with Drs. Zhang and Luo whereby East West would loan them up to $5.0 million. As of February 16, 2023, the loan is secured by a pledge of 600,000 shares of our common stock held by Dr. Zhang. Interest on the loan accrues at market rates. East West Bank has acceleration rights to protect itself in the event of a default.

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

In 2021, we created a pledging policy to restrict the pledging of shares by our executive officers and directors. The policy prohibits our executive officers and directors from entering into any transaction whereby the executive officer or director, directly or indirectly, pledges, hypothecates, or otherwise encumbers more than twenty (20) percent of shares of common stock held by the individual or more than five (5) percent of our total outstanding shares of common stock as of the date of the transaction, whichever is lower, as collateral for indebtedness. This restriction extends to any hedging or similar transaction designed to decrease the risks associated with holding our securities. For already existing pledges made by executive officers and directors, those existing pledges must be reduced to no more than twenty (20) percent of the shares of our common stock held by such individual as collateral for indebtedness within three (3) years of December 31, 2021. As a result of this policy, Drs. Zhang and Luo reduced their total number of pledged shares to 2,350,000 in May 2022 from 3,182,898 in February 2022, and 8,582,898 in February 2021.

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

Although our Board has authorized a share repurchase program, and we repurchased approximately 1.3 million of our shares during 2022 for $39.9 million, any determination to continue to execute our stock repurchase program as planned will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors, as well as our Board's continuing determination that the repurchase program is in the best interests of our shareholders and is in compliance with all laws and agreements applicable to the repurchase program. Our stock repurchase program does not obligate us to acquire any specific number of shares. If we fail to meet any expectations related to stock repurchases, the market price of our stock could decline significantly, and could have a material adverse impact on investor confidence. Additionally, price volatility of our stock over a given period may cause the average price at which we repurchase our own stock to exceed the stock market price at a given point in time.

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of the Delaware General Corporation Law, or the DGCL, could depress the trading price of our common stock by making it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

●	authorizing the issuance of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
●	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
●	eliminating the ability of stockholders to call a special meeting of stockholders;
●	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at stockholder meetings;

●	establishing a classified Board of Directors, whereby only one-third of the members of our Board of Directors are elected at one time; and
●	providing that vacancies on our board of directors may be filled only by a majority of directors then in office; and
●	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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

A portion of our revenues, indebtedness and other liabilities and our costs are denominated in foreign currencies, including the Chinese yuan and the euro. We report our financial results in U.S. dollars. Our results of operations and, in some cases, cash flows may in the future be adversely affected by certain movements in exchange rates. We also expect that certain exchange rates may be more volatile than normal as a result of the Russian invasion of Ukraine and related events, the COVID-19 pandemic, and uncertain macroeconomic conditions. From time to time, we may implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, any such hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Global macroeconomic conditions may negatively affect us and may magnify certain risks that affect our business.

Our business is sensitive to general economic conditions, both inside and outside the U.S. Slower global economic growth, credit market crises, high levels of unemployment, reduced levels of capital expenditures, government deficit reduction, changes in inflation and interest rate environments, sequestration and other austerity measures and other challenges affecting the global economy adversely affects us and our distributors, customers and suppliers. It is uncertain how long these effects will last or whether economic and financial trends will worsen or improve. Changes in economic conditions and supply chain constraints and steps taken by governments and central banks could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. In an inflationary environment, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation. Such uncertain economic times may have a material adverse effect on our revenues, results of operations, financial condition and, if circumstances worsen, our ability to raise capital at reasonable rates. If slower growth in the global economy or in any of the markets we serve continues for a significant period, if there is significant deterioration in the global economy or such markets or if improvements in the global economy don’t benefit the markets we serve, our business and financial statements could be adversely affected.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606), or ASC 606, as subsequently amended, which supersedes nearly all existing revenue recognition guidance under GAAP. ASC 606 became effective for us beginning the first quarter of fiscal 2018, and we have adopted it using the modified retrospective transition method. In addition, were we to change our critical accounting estimates, our results of operations could be significantly impacted. These or other changes in accounting principles could adversely affect our financial results. See Note 2 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this Annual Report on Form 10-K for information regarding the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

Changes in tax laws, tax rulings, or the way in which such laws and rulings are interpreted or implemented, could adversely affect our effective tax rate and tax expense. For example, on December 22, 2017, the U.S. government enacted the Tax Act, which includes significant changes to the taxation of business entities. These changes include, among others, a federal statutory rate reduction from 35% to 21% effective January 1, 2018, the elimination or reduction of certain domestic deductions and credits, limitations on the deductibility of executive compensation and interest, and a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Our financial statements for the current year now reflect the effects of the Tax Act based on current guidance, including remeasurement of our deferred tax assets and liabilities, as well as the effects of the reduced rate of the U.S. corporate income tax and certain other provisions of the Tax Act on our effective tax rate and operating results. The U.S. Treasury Department, the IRS, and state tax authorities will continue to interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made. In addition, in 2022 the U.S. government enacted the Inflation Reduction Act, which imposes a 1% excise tax on certain stock repurchases (including potentially pursuant to our stock repurchase program) and a 15% alternative minimum tax on adjusted financial statement income.

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

In addition, tax laws are dynamic and subject to change as evidenced by the Tax Act and the Inflation Reduction Act. As new laws are passed and new interpretations of the law are issued or applied, our provision for income taxes may be affected. Changes to U.S. tax laws, including taxation of earnings outside of the U.S., the introduction of a base erosion anti-abuse tax and the disallowance of tax deductions for certain book expenses, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our earnings, as well as cash and cash equivalent balances we currently maintain. Furthermore, due to shifting economic and political conditions, tax policies or rates in various jurisdictions may be subject to significant change.

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

Our operating results may be subject to quarterly and annual fluctuations as a result of a number of factors, including the following:

●	the commercial success of our key products and those of our customers;
●	results of clinical trials of our product candidates or those of our competitors;
●	pricing actions by competitors;
●	the timing of orders or any cancellation of orders from our customers;
●	manufacturing or supply interruptions;
●	actions by regulatory bodies, such as the FDA, that have the effect of delaying or rejecting approvals of our product candidates;
●	changes in the prescription practices of physicians;
●	changes or developments in laws or regulations applicable to our product candidates;
●	introduction of competitive products or technologies;
●	failure to meet or exceed financial projections we provide to the public;
●	actual or anticipated variations in quarterly operating results;
●	failure to meet or exceed the estimates and projections of securities analysts or investors;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or achievement of significant milestones;
●	changes in, or termination of our agreements with our business partners;
●	developments concerning our sources of manufacturing supply;
●	disputes or other developments relating to patents or other proprietary rights;
●	litigation or investigations involving us, our industry, or both;

●	additions or departures of key scientific or management personnel;
●	announcements or issuances of debt, equity or convertible securities;
●	sales of our common stock by our stockholders;
●	changes in the market valuations of similar companies;
●	major catastrophic events;
●	major changes in our Board of Directors or management or departures of key personnel;
●	our overall effective tax rate, including impacts caused by any reorganization in our corporate structure, and any new legislation or regulatory developments, including the Tax Act;
●	general economic and market conditions and overall fluctuations in U.S. equity markets; or
●	the other factors described in this “Item 1A, Risk Factors” section.

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

The following table provides a summary of our owned properties as of December 31, 2022:

	Aggregate
	Facility Size
Location	(in square feet)	Primary Use	Segment
Rancho Cucamonga, CA	267,674	Headquarters, research and development, laboratories, manufacturing, packaging, warehousing and administrative offices	Finished pharmaceutical products
Éragny-sur-Epte, France	251,983	Manufacturing, laboratories, warehousing and administrative offices	API
Canton, MA	251,750	Manufacturing, packaging, warehousing, distribution and administrative offices	Finished pharmaceutical products
Nanjing, China	406,042	Manufacturing, procurement, research and development, warehousing, and administrative offices	Finished pharmaceutical products
Chino, CA	57,968	Research and development, and laboratories	Finished pharmaceutical products
South El Monte, CA	21,200	Manufacturing	Finished pharmaceutical products

The properties leased by us have expiration dates ranging from 2023 to 2034 (including certain renewal options). The following table provides a summary of our leased properties:

	Aggregate
	Facility Size
Location	(in square feet)	Primary Use	Segment
Rancho Cucamonga, CA	180,019	Warehousing, distribution and administrative offices	Finished pharmaceutical products
South El Monte, CA	335,013	Manufacturing, packaging, warehousing, distribution and administrative offices	Finished pharmaceutical products

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

Item 3. Legal Proceedings.

The disclosure under Note 20 of Notes to the Consolidated Financial Statements included elsewhere in this report is incorporated by reference in this Part I, Item 3.

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

Holders of Record

At February 22, 2023, we had 47,896,820 shares of common stock outstanding held by approximately 135 stockholders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders, including stockholders who are beneficial owners but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2017, with the cumulative stockholder return since December 31, 2017, on two indices: the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2017, both in our common stock and each index. It also assumes reinvestment of dividends, if any. Historical stockholder return shown is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Amphastar Pharmaceuticals, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2022

The table below provides information with respect to repurchases of our common stock.

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
October 1 – October 31, 2022	285,518	$29.27	285,518	—
November 1 – November 30, 2022	186,084	29.58	186,084	—
December 1 – December 31, 2022	144,663	29.01	144,663	—
(1)	On November 7, 2022, we announced that our Board of Directors authorized an increase of $50.0 million to our share buyback program. As of December 31, 2022, $43.6 million remained available for repurchase under such program. The share buyback program does not have an expiration date.

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

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

In this section, we generally discuss the results of our operations for the year ended December 31, 2022, compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021, to the year ended December 31, 2020, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022, which discussion is hereby incorporated herein by reference.

Overview

We are a bio-pharmaceutical company focusing primarily on developing, manufacturing, marketing, and selling technically challenging generic and proprietary injectable, inhalation, intranasal, and insulin API products. We currently manufacture and sell over 20 products.

Our largest products by net revenues currently include Primatene MIST®, epinephrine, glucagon, lidocaine, phytonadione, and enoxaparin sodium. In April 2022, the FDA approved our ganirelix acetate injection 250mg/0.5mL prefilled syringe, which we launched in June 2022. In July 2022, the FDA approved our vasopressin injection, USP 20 Units/mL, 1 mL single-dose vial, which we launched in August 2022. In May 2022, the FDA approved our regadenoson injection, 0.08mg/mL, 5mL, single-dose prefilled syringe. The timing of the launch of this product is subject to a confidential settlement agreement with the product’s innovator.

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

In 2021, we completed the restructuring of our Chinese subsidiary, ANP, resulting in the reduction of ANP’s ownership of Hanxin Pharmaceutical Technology Co., Ltd, or Hanxin to 14%. See Note 3 in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K. As a result of the restructuring, we determined that we have significant influence over Hanxin and as such the retained non-controlling investment in Hanxin is accounted for as an equity method investment. Hanxin continues to be a related party subsequent to the restructuring.

COVID-19 Pandemic

The ongoing COVID-19 pandemic and the resulting containment measures that have been in effect from time to time in various countries and territories since early 2020 have had a number of substantial negative impacts on businesses around the world and on global, regional, and national economies, including widespread disruptions in supply chains for a wide variety of products and resulting increases in the prices of many goods and services. Currently, our production facilities in all of our locations continue to operate as they had before the COVID-19 pandemic with few changes other than for enhanced safety measures intended to prevent the spread of the virus.

Some of our ongoing clinical trials experienced short-term interruptions in the recruitment of patients due to the COVID-19 pandemic, as hospitals prioritized their resources towards the COVID-19 pandemic and governments imposed travel restrictions. Some clinical trials experienced increased expenses due to new protocols to protect participants from COVID-19. Additionally, certain suppliers had difficulties meeting their delivery commitments, and we are experiencing longer lead times for components. For example, in the first quarter of 2022, increases in COVID-19 cases in Shanghai, China, led to shutdowns and delays at the ports in Shanghai, which led to temporary delays in shipping certain APIs and starting materials from our facility in China to our U.S. business. Future shutdowns could have an adverse impact on our operations. However, the extent of the impact of any future shutdown or delay is highly uncertain and difficult to predict.

It is not possible at this time to estimate the complete impact that COVID-19 could have on our business, including our customers and suppliers, as the effects will depend on future developments, which are highly uncertain and cannot be predicted. Infections may resurge or become more widespread, including due to new variants and the limitation on our ability to travel and timely sell and distribute our products, as well as any closures or supply disruptions may be prolonged for extended periods, all of which would have a negative impact on our business, financial condition, and operating results.

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

Macroeconomic Trends and Uncertainties

The Russia-Ukraine conflict and resulting sanctions and other actions against Russia have led to uncertainty and disruption in the global economy. Although the conflict has not had a direct material adverse impact on our revenues or other financial results, one of our insulin API customers in Western Europe, that previously bought our product and resold it into Russia, did not purchase API from us this year. We are closely monitoring the events of the Russia-Ukraine conflict and its impact on Europe and throughout the rest of the world. It is not clear at this time how long the conflict will endure, or if it will escalate further, which could further compound the adverse impact to the global economy and consequently affect our results of operations.

Certain other worldwide events and macroeconomic factors, such as international trade relations, new legislation and regulations, taxation or monetary policy changes, political and civil unrest, supply chain disruptions, inflationary pressures, and rising interest rates, among other factors, also increase volatility in the global economy. For example, the United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 6.5% as of December 2022. The existence of inflation in the United States, and global economy has and may continue to result in higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects.

See Item 1A, “Risk Factors” for further discussion of the possible impact of the Russia-Ukraine conflict and other macroeconomic factors on our business.

Business Segments

As of December 31, 2022, our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) API products. The finished pharmaceutical products segment manufactures, markets and distributes Primatene MIST®, epinephrine, glucagon, phytonadione, lidocaine, enoxaparin, naloxone, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes RHI API and porcine insulin API for external customers and internal product development. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Segment Reporting Information.”

Results of Operations

Year ended December 31, 2022 compared to year ended December 31, 2021

Net revenues

	Year Ended December 31,		Change
	2022	2021	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$486,505	$419,570	$66,935	16%
API	12,482	18,198	(5,716)	(31)%
Total net revenues	$498,987	$437,768	$61,219	14%
Cost of revenues
Finished pharmaceutical products	$229,795	$209,855	$19,940	10%
API	20,332	28,174	(7,842)	(28)%
Total cost of revenues	$250,127	$238,029	$12,098	5%
Gross profit	$248,860	$199,739	$49,121	25%
as % of net revenues	50%	46%

The increase in net revenues of finished pharmaceutical products for 2022 was primarily due to the following changes:

	Year Ended December 31,		Change
	2022	2021	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
Primatene MIST®	$84,309	$73,113	$11,196	15%
Epinephrine	74,204	57,530	16,674	29%
Glucagon	55,322	47,639	7,683	16%
Lidocaine	52,539	44,413	8,126	18%
Phytonadione	49,500	45,498	4,002	9%
Enoxaparin	34,950	35,962	(1,012)	(3)%
Naloxone	26,269	27,540	(1,271)	(5)%
Other finished pharmaceutical products	109,412	87,875	21,537	25%
Total finished pharmaceutical products net revenues	$486,505	$419,570	$66,935	16%

Primatene MIST® sales continued to grow in 2022 as a result of increased unit volumes, which was primarily a result of the continued success of our advertising campaign. The increase in sales of epinephrine was primarily due to an increase in unit volumes, due to an increase in demand caused by competitor shortages, contributing $9.0 million in sales, as well as a higher average selling price, which contributed $7.7 million to the increase in sales. The increase in sales of glucagon was primarily due to an increase in unit volumes as the prior year period did not include a full year of sales due to glucagon’s launch in the first quarter of 2021. The increase in sales of lidocaine was primarily due to an increase in unit volumes, which contributed $4.4 million, as well as a higher average selling price, which contributed $3.8 million to the increase in sales. The increase in sales of phytonadione was due to a higher average selling price. The decrease in sales of naloxone was primarily due to a decrease in average selling price, which caused a decrease of $3.2 million, which was partially offset by an increase in unit volumes contributing $1.9 million. The increase in other finished pharmaceutical products was primarily due to higher unit volumes of calcium chloride, dextrose and sodium bicarbonate, due to increased demand caused by competitor shortages, as well as the launch of ganirelix and vasopressin in June 2022 and August 2022, respectively.

We anticipate that sales of naloxone and enoxaparin will continue to fluctuate in the future as a result of changing levels of competition. We also anticipate that sales of epinephrine and other finished pharmaceutical products will continue to fluctuate depending on the ability of our competitors to supply market demands.

Sales of API primarily depend on the timing of customer purchases. One of our insulin API customers in Western Europe that previously bought our product and resold it into Russia did not purchase API this year, which resulted in a decline of $2.0 million in API sales.

In May 2021, we amended the Supply Agreement with MannKind Corporation, whereby MannKind’s aggregate total commitment of RHI API under the Supply Agreement was modified and extended for an additional year through 2027, which timeframe would have previously lapsed after calendar year 2026. MannKind agreed to pay us an amendment fee of $2.0 million. We received the first payment of the amendment fee of $1.0 million in June 2021, which we recognized in net revenues during the year ended December 31, 2021. The remaining $1.0 million of the amendment fee was received in January 2022, which we recognized in net revenues during the year ended December 31, 2022 and relates to the amendments to the 2022 supply level. We anticipate that sales of API will continue to fluctuate and may decrease due to the inherent uncertainties related to sales to MannKind pursuant to our supply agreement with them. In addition, most of our API sales are denominated in euros, and the fluctuation in the value of euros versus the U.S. dollar has had, and may continue to have, an impact on API sales revenues in the near term.

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. However, as of December 31, 2022, we experienced a backlog of approximately $7.0 million for various products, partially as a result of competitor shortages, supplier constraints and labor shortages at our facilities in California. We are currently working on resolving backlog related issues and believe that we will be able to reduce the backlog in the near future. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross Margins

The increase in sales of Primatene MIST®, epinephrine and glucagon, which are higher-margin products, helped increase our gross margins for the year ended December 31, 2022. These increases in gross margins were partially offset by an overall increase in labor and input costs.

We are experiencing increased costs for labor and certain purchased components. Additionally, the cost of heparin may fluctuate, which could put downward pressure on our gross margins. However, we believe that this trend will be offset by increased sales of our higher-margin products, including Primatene MIST®, glucagon, vasopressin, ganirelix and our pipeline products.

Selling, distribution, and marketing, and general and administrative

	Year Ended December 31,		Change
	2022	2021	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$21,531	$17,486	$4,045	23%
General and administrative	45,061	51,434	(6,373)	(12)%

The increase in selling, distribution and marketing expenses was primarily due to increased freight expenses and an increase in advertising spending for Primatene MIST®. The decrease in general and administrative expense was primarily due to a decrease in legal expenses and a decrease in expenses in China due to the ANP restructuring in 2021.

We expect that selling, distribution and marketing expenses will continue to increase due to the increase in marketing expenditures for Primatene MIST®. Legal fees may fluctuate from period to period due to the timing of patent challenges and other litigation matters.

Research and development

	Year Ended December 31,		Change
	2022	2021	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$25,786	$27,461	$(1,675)	(6)%
Clinical trials	5,689	3,053	2,636	86%
FDA fees	268	443	(175)	(40)%
Materials and supplies	25,630	11,150	14,480	130%
Depreciation	10,061	11,008	(947)	(9)%
Other expenses	7,337	7,817	(480)	(6)%
Total research and development expenses	$74,771	$60,932	$13,839	23%

The increase in research and development expenses is primarily due to an increase in materials and supplies as a result of an increase in expenditures on raw materials and components for our AMP-018 and insulin products. Additionally, clinical trial expense increased due to external studies related to our insulin and inhalation product pipeline. Reductions of salaries, depreciation and other expenses are related to the restructuring of our subsidiary in China.

Research and development costs consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

We have made, and expect to continue to make, substantial investments in research and development to expand our product portfolio and grow our business. We expect that research and development expenses will increase on an annual basis due to increased clinical trial costs related to our insulin and inhalation product candidates. These expenditures will include costs of APIs developed internally as well as APIs purchased externally, the cost of purchasing reference listed drugs and the costs of performing the clinical trials. As we undertake new and challenging research and development projects, we anticipate that the associated costs will increase significantly over the next several quarters and years. Over the past year, some of our ongoing clinical trials experienced short term interruptions in the recruitment of patients due to the COVID-19 pandemic, as hospitals prioritized their resources towards the COVID-19 pandemic and trial sites changed their operating protocols to protect participants from COVID-19. These conditions may continue to increase the costs of clinical trials and also delay spending and results of these trials.

Other income (expense), net

	Year Ended December 31,		Change
	2022	2021	Dollars	%

	(in thousands)
Other income (expenses), net	$9,068	$14,536	$(5,468)	(38)%

In January 2022, we received a settlement of $5.4 million in connection with the Regadenoson patent litigation. For more information regarding our litigation matters, see Note 19 in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K. In the third quarter of 2021, we completed the restructuring of ANP, whereby our ownership interest in ANP increased to 100% and ANP’s ownership interest in Hanxin and its subsidiaries was reduced to approximately 14%. As a result of the loss in control over Hanxin, we deconsolidated Hanxin and recorded a $13.6 million gain on deconsolidation. For more information regarding our ANP restructuring, see Note 3 in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

Income tax provision

	Year Ended December 31,		Change
	2022	2021	Dollars	%

	(in thousands)
Income tax provision	$23,477	$20,630	$2,847	14%
Effective tax rate	20%	25%

Our effective tax rate for the year ended December 31, 2022 decreased in comparison to the year ended December 31, 2021, primarily due to differences in pre-tax income positions and excess tax benefit from share-based compensation. For more information regarding our income taxes, see Note 15 to the consolidated financial statements.

Liquidity and Capital Resources

Cash Requirements and Sources

We need capital resources to maintain and expand our business. We expect our cash requirements to increase significantly in the foreseeable future as we sponsor clinical trials for, seek regulatory approvals of, and develop, manufacture and market our current development stage product candidates and pursue strategic acquisitions of businesses or assets. Our future capital expenditures include projects to upgrade, expand, and improve our manufacturing facilities in the United States and China, including a significant increase in capital expenditures in 2023 We plan to fund this facility expansion with cash flows from operations. Our cash obligations include the principal and interest payments due on our existing loans and lease payments, as described below and throughout this Annual Report on Form 10-K.

As of December 31, 2022, our foreign subsidiaries collectively held $15.2 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

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

Working capital increased $69.2 million to $283.5 million at December 31, 2022, compared to $214.3 million at December 31, 2021.

Cash Flows from Operations

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021

	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$89,181	$97,994
Investing activities	(32,777)	(28,672)
Financing activities	(26,439)	(37,018)
Effect of exchange rate changes on cash	(220)	(223)
Net increase in cash, cash equivalents, and restricted cash	$29,745	$32,081

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $89.2 million for the year ended December 31, 2022, which included net income of $91.4 million. Non-cash items comprised primarily of $28.7 million of depreciation and amortization and $17.9 million of share-based compensation expense.

Additionally, for the year ended December 31, 2022, there was a net cash outflow from changes in operating assets and liabilities of $32.2 million, which resulted from an increase in accounts receivables; an increase in inventories, as we increased purchases of certain raw materials and components; as well as a decrease in accounts payable and accrued liabilities. Accounts payable and accrued liabilities decreased primarily due to the timing of payments. The increase in accounts receivables was due to both increases in sales and timing of sales.

Net cash provided by operating activities was $98.0 million for the year ended December 31, 2021, which included net income of $63.3 million. Non-cash items comprised primarily of $26.8 million of depreciation and amortization, $18.7 million of share-based compensation expense and a $13.6 million gain relating to the deconsolidation of Hanxin and its subsidiaries as result of the ANP restructuring during the third quarter of 2021. Additionally, for the year ended December 31, 2021, there was a net cash outflow from changes in operating assets and liabilities of $2.0 million, which resulted from an increase in accounts receivable, which was partially offset by a decrease in inventory, as well as an increase in accounts payable and accrued liabilities. Accounts payable and accrued liabilities increased primarily due to the timing of payments. The increase in accounts receivable was due to both increases in sales and the timing of sales.

Investing Activities

Net cash used in investing activities was $32.8 million for the year ended December 31, 2022, primarily as a result of $24.0 million in purchases of property, plant, and equipment, which included $15.4 million incurred in the United States, $1.4 million in France, and $7.2 million in China. Additionally, net cash outflows from purchases and sales of short-term investments during the period was $7.8 million.

Net cash used in investing activities was $28.7 million for the year ended December 31, 2021, primarily as a result of $27.5 million in purchases of property, plant, and equipment, which included $15.3 million incurred in the United States, $0.8 million in France, and $11.4 million in China.

Financing Activities

Net cash used in financing activities was $26.4 million for the year ended December 31, 2022, primarily as a result of purchases of $39.9 million of treasury stock, which was partially offset by $15.7 million in net proceeds from the settlement of share-based compensation awards under our equity plan. Additionally, we also made $1.8 million in principal payments on our long-term debt.

Net cash used in financing activities was $37.0 million for the year ended December 31, 2021, primarily as a result of $53.6 million in payments relating to the purchase of additional ANP ownership interest in connection with the ANP restructuring completed during the third quarter of 2021 (For more information, see Note 3 in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K). We borrowed $70.0 million in connection with a credit agreement with Capital One N.A., which was partially offset by $37.9 million in principal payments on our long-term debt and lines of credit. We used $28.9 million to purchase treasury stock and received $15.9 million in net proceeds from the settlement of share-based compensation awards under our equity plans.

Debt and Borrowing Capacity

Our outstanding debt obligations are summarized as follows:

	December 31,
	2022	2021	Change

	(in thousands)
Short-term debt and current portion of long-term debt	$3,046	$2,202	$844
Long-term debt	72,839	74,776	(1,937)
Total debt	$75,885	$76,978	$(1,093)

As of December 31, 2022, we had $84.6 million in unused borrowing capacity under revolving lines of credit with Capital One N.A. and China Merchant Bank.

The weighted average interest rates on lines of credit as of December 31, 2022 and 2021 were 5.2% and 1.8%, respectively. For our loans with Capital One N.A. and East West Bank, we have entered into fixed interest rate swap contracts to exchange the variable interests for fixed interest rates.

For more information regarding our outstanding indebtedness, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt.”

Operating Lease Obligations

As discussed in Note 18 to the consolidated financial statements, as of December 31, 2022 we had a total of $32.4 million of minimum rental payments under operating leases. Of that amount, $4.1 million is due within 12 months as of December 31, 2022.

Purchase obligations

We have certain purchase obligations under which we are required to make minimum payments for items including, but not limited to, inventory and pharmaceutical manufacturing and laboratory equipment. As of December 31, 2022, we had an aggregate amount of approximately $58.2 million.

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

Revenue Recognition

Our net revenues consist principally of revenues generated from the sale of our pharmaceutical products. We also generate a small amount of revenues from contract manufacturing services. Generally, we recognize revenues at the time of product delivery to our customers in accordance with ASC, 606 Revenue from Contracts with Customers. In some cases, revenues are recognized at the time of shipment when stipulated by the terms of the sale agreements. Revenues derived from contract manufacturing services are recognized when third-party products are shipped to customers, after the customer has accepted test samples of the products to be shipped.

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

Service revenues derived from research and development contracts is recognized over time based on progress toward completion of the performance obligation. For each performance obligation satisfied over time, we assess the proper method to be used for revenue recognition, either an input method to measure progress toward the satisfaction of services or an output method of determining the progress of completion of performance obligation. For the years ended December 31, 2022 and 2021, revenue from research and development services at ANP were $4.3 million and $5.1 million, respectively.

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

The provision for chargebacks and rebates is reflected as a component of net revenues. The following table is an analysis of the chargeback and rebate provision:

	Year Ended
	December 31,
	2022	2021

	(in thousands)
Beginning balance	$20,167	$20,380
Provision for chargebacks and rebates	208,081	201,133
Credits and payments issued to third parties	(201,642)	(201,346)
Ending balance	$26,606	$20,167

Changes in the chargeback provision from period to period are primarily dependent on our sales to its wholesalers, the level of inventory held by wholesalers, and the wholesalers’ customer mix. Changes in the rebate provision from period to period are primarily dependent on retailer’s and other indirect customers’ purchases. The approach that we use to estimate chargebacks and rebates has been consistently applied for all periods presented. Variations in estimates have been historically small. We continually monitor the provision for chargebacks and rebates and make adjustments when we believe that the actual chargebacks and rebates may differ from the estimates. The settlement of chargebacks and rebates generally occurs within 20 days to 60 days after the sale to wholesalers. Accounts receivable and/or accounts payable and accrued liabilities are reduced and/or increased by the chargebacks and rebate amounts depending on whether we have the right to offset with the customer. Of the provision for chargebacks and rebates as of December 31, 2022 and 2021, $20.5 million and $15.6 million were included as a reduction to accounts receivable, net, on the consolidated balance sheets, respectively. The remaining provision as of December 31, 2022 and 2021, was $6.1 million and $4.6 million, respectively, were included in accounts payable and accrued liabilities on the consolidated balance sheets.

Accrual for Product Returns

We offer most customers the right to return qualified excess or expired inventory for partial credit; however, API product sales are generally non-returnable. Our product returns primarily consist of the returns of expired products from sales made in prior periods. Returned products cannot be resold. At the time product revenue is recognized, we record an accrual for product returns estimated using the expected value method. The accrual is based, in part, upon the historical relationship of product returns to sales and customer contract terms. We also assesses other factors that could affect product returns including market conditions, product obsolescence, and new competition. Although these factors do not normally give our customers the right to return products outside of the regular return policy, we realize that such factors could ultimately lead to increased returns. We analyze these situations on a case-by-case basis and make adjustments to the product return reserve as appropriate.

The provision for product returns is reflected as a component of net revenues. The following table is an analysis of the product return liability:

	Year Ended
	December 31,
	2022	2021

	(in thousands)
Beginning balance	$21,677	$14,204
Provision for product returns	4,405	15,005
Credits issued to third parties	(6,631)	(7,532)
Ending balance	$19,451	$21,677

Of the provision for product returns as of December 31, 2022 and 2021, $14.9 million and $16.0 million were included in accounts payable and accrued liabilities on the consolidated balance sheets, respectively. The remaining provision as of December 31, 2022 and 2021, of $4.6 million and $5.7 million were included in other long-term liabilities, respectively. For the years ended December 31, 2022 and 2021, our aggregate product return rate was 1.4% and 1.7% of qualified sales, respectively.

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

The indefinite-lived intangible asset, the Primatene® trademark acquired in June 2008, and goodwill are tested for impairment annually, in the fourth quarter, or more frequently if indicators of impairment are present. An impairment loss is recorded if the asset’s fair value is less than its carrying value. We also periodically review the Primatene® trademark to determine if events and circumstances continue to support an indefinite useful life. When we choose to perform a qualitative assessment, we evaluate economic, industry and company-specific factors as an initial step. If we determine it is more likely than not that the Primatene® trademark is impaired or the fair value of a reporting unit is less than its carrying amount, further quantitative impairment process is then performed; otherwise, no further testing is required. If the life is no longer indefinite, the asset is tested for impairment, and the carrying value, after recognition of any impairment loss, is amortized over its remaining useful life. No impairment of indefinite-lived intangible asset and goodwill was recorded during the years ended December 31, 2022, 2021, or 2020, respectively.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2022 that could have a material impact on our balance sheets or statement of operations.

Off Balance Sheet Arrangements

We do not have any relationships or financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

From November 22 through November 25, 2022, our AFP facility in France was subject to a GMP inspection from ANSM, the French Health Authority. The inspection included a review of compliance with French regulations relating to Good Manufacturing Practices. The inspection resulted in three observations that were provided during the inspection. A final report from ANSM is forthcoming at which time we will provide a response.

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

Investment Risk

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary. As of December 31, 2022, none of our investments experienced any declines in fair value that are other than temporary. We do not enter into investments for trading or speculative purposes.

As of December 31, 2022, we had $14.1 million deposited in four banks located in China, $0.7 million deposited in one bank located in France, and $0.4 million deposited in one bank located in the United Kingdom. We also maintained $130.2 million in cash equivalents that include money market accounts as of December 31, 2022. Additionally, we maintain approximately $15.1 million in investment grade corporate and municipal bonds as of December 31, 2022. The remaining amounts of our cash equivalent as of December 31, 2022, are in non-interest bearing accounts.

As of December 31, 2021, we had $13.1 million deposited in seven banks located in China, $1.2 million deposited in one bank located in France, and $0.3 million deposited in one bank located in the United Kingdom. We also maintained $102.9 million in cash equivalents that include money market accounts as of December 31, 2021. Additionally, we maintain approximately $6.5 million in investment grade corporate and municipal bonds as of December 31, 2021. The remaining amounts of our cash equivalent as of December 31, 2021, are in non-interest bearing accounts.

Interest Rate Risk

Our primary exposure to market risk is interest rate sensitive investments and credit facilities, which are affected by changes in the general level of U.S. interest rates. Due to the nature of our short-term investments, we believe that we are not subject to any material interest rate risk with respect to our short-term investments.

As of December 31, 2022, we had $75.9 million in long-term debt and finance leases outstanding. Of this amount, $13.3 million had variable interest rates which were not locked-in through fixed interest rate swap contracts. The debt with variable interest rate exposure had a weighted-average interest rate of 5.2% at December 31, 2022. An increase in the index underlying these rates of 1% (100 basis points) would increase our annual interest expense on the debt with variable interest rate exposure by approximately $0.1 million per year.

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

As of December 31, 2022, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would result in approximately $2.6 million reduction of foreign currency gains, and approximately $1.6 million reduction in other comprehensive income.

As of December 31, 2021, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would result in approximately $1.7 million reduction of foreign currency gains, and approximately $2.8 million reduction in other comprehensive income.

As of December 31, 2022 and 2021, our foreign subsidiaries had cash balances denominated in foreign currencies in the amount of $2.5 million and $5.7 million, respectively.

Item 8. Financial Statements and Supplementary Data.

Index to Amphastar Pharmaceuticals, Inc. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Amphastar Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amphastar Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

The Company’s provision for chargebacks estimate totaled $20.5 million at December 31, 2022. As described in Note 4 to the consolidated financial statements, a provision for chargebacks is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the provision for chargebacks estimation process. This included testing controls over management’s review of significant assumptions and inputs used in the provision for chargebacks estimate, including actual sales, historical experience, wholesaler inventory levels, customer mix and contract pricing.

To test the provision for chargebacks estimate, we obtained management’s calculations and performed the following procedures, among others. We evaluated the appropriateness of the Company’s models and methodology, including recalculating the estimate using those models and testing the completeness and accuracy of the inputs by comparing to internal and external data. We evaluated the reasonableness of significant assumptions (e.g., estimated wholesale customer mix and related contract pricing) by comparing rates at different time periods, including historical and subsequent periods, obtaining an understanding of the facts supporting the selected rates, and performing sensitivity analyses over those rates. We evaluated subsequent events to assess whether there was any new information that would require adjustment to the initial provision.

Enoxaparin inventory lower of cost or net realizable value estimate
Description of the Matter

The Company's inventories totaled $103.6 million as of December 31, 2022 which is net of, amongst other things, provisions to reduce the value of enoxaparin inventory to the lower of its cost and net realizable value. Total charges of $14.9 million related to enoxaparin inventory and related purchase commitments were included in cost of revenues in the Company’s consolidated statement of operations for the year ended December 31, 2022. As explained in Note 2 to the consolidated financial statements, the Company states inventory at the lower of cost and net realizable value. Net realizable value is determined using the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the inventory.

Auditing management's estimate in determining the net realizable value of enoxaparin inventory involved subjective auditor judgment because the estimation of the average selling price relies on a number of factors that are affected by market conditions outside the Company's control. In particular, the estimated selling price forecast is sensitive to changes in significant assumptions, including demand for the Company’s products, customer mix, and expected competition.

How We Addressed the

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's lower of cost or net realizable value estimate process. This included controls over management's assessment of assumptions such as future demand, customer

Matter in Our Audit

mix and expected competition and data underlying the estimate, including but not limited to the completeness of the underlying inventory.

Our substantive audit procedures included, among others, evaluating the significant assumptions stated above and the accuracy and completeness of the underlying data management used to value enoxaparin inventory. We compared the cost of on-hand enoxaparin inventory and related purchase commitments to the estimated net realizable value estimated based on selling price forecasts. We also evaluated adjustments to the estimated selling price for specific considerations, such as new significant customers, competitors, or planned price changes. We evaluated the reasonableness of management’s forecasted selling price and whether expected changes in demand, competition, or customer mix were appropriate in comparison with the Company’s experience. We also assessed the historical accuracy of management's estimates by performing retrospective reviews over prior periods' forecasted average selling prices and performed sensitivity analyses over the Company’s significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998.

Irvine, California

March 1, 2023

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$156,098	$126,353
Restricted cash	235	235
Short-term investments	19,664	10,320
Restricted short-term investments	2,200	2,200
Accounts receivable, net	88,804	78,804
Inventories	103,584	92,807
Income tax refunds and deposits	171	126
Prepaid expenses and other assets	7,563	7,274
Total current assets	378,319	318,119

Property, plant, and equipment, net	238,266	244,244
Finance lease right-of-use assets	753	353
Operating lease right-of-use assets	25,554	26,894
Investment in unconsolidated affiliate	2,414	3,985
Goodwill and intangible assets, net	37,298	38,870
Other assets	20,856	16,665
Deferred tax assets	38,527	22,399
Total assets	$741,987	$671,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$84,242	$89,545
Income taxes payable	4,571	9,081
Current portion of long-term debt	3,046	2,202
Current portion of operating lease liabilities	3,003	2,982
Total current liabilities	94,862	103,810

Long-term reserve for income tax liabilities	7,225	6,531
Long-term debt, net of current portion and unamortized debt issuance costs	72,839	74,776
Long-term operating lease liabilities, net of current portion	23,694	24,703
Deferred tax liabilities	144	534
Other long-term liabilities	14,565	15,653
Total liabilities	213,329	226,007
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 58,110,231 and 48,112,069 shares issued and outstanding as of December 31, 2022 and 56,440,202 and 47,714,912 shares issued and outstanding as of December 31, 2021, respectively	6	6
Additional paid-in capital	455,077	422,423
Retained earnings	271,723	180,337
Accumulated other comprehensive loss	(8,624)	(6,765)
Treasury stock	(189,524)	(150,479)
Total equity	528,658	445,522
Total liabilities and stockholders’ equity	$741,987	$671,529

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net revenues	$498,987	$437,768	$349,846
Cost of revenues	250,127	238,029	206,506
Gross profit	248,860	199,739	143,340

Operating expenses:
Selling, distribution, and marketing	21,531	17,486	14,780
General and administrative	45,061	51,434	50,377
Research and development	74,771	60,932	67,229
Total operating expenses	141,363	129,852	132,386

Income from operations	107,497	69,887	10,954

Non-operating income (expenses):
Interest income	1,321	601	642
Interest expense	(1,846)	(885)	(374)
Other income (expenses), net	9,068	14,536	(6,585)
Total non-operating income (expenses), net	8,543	14,252	(6,317)

Income before income taxes	116,040	84,139	4,637
Income tax provision	23,477	20,630	3,540
Income before equity in losses of unconsolidated affiliate	92,563	63,509	1,097

Equity in losses of unconsolidated affiliate	(1,177)	(208)	—

Net income	$91,386	$63,301	$1,097

Net income (loss) attributable to non-controlling interests	$—	$1,185	$(306)

Net income attributable to Amphastar Pharmaceuticals, Inc.	$91,386	$62,116	$1,403

Net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders:
Basic	$1.88	$1.30	$0.03

Diluted	$1.74	$1.25	$0.03

Weighted-average shares used to compute net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders:
Basic	48,551	47,777	47,038

Diluted	52,427	49,784	49,124

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income attributable to Amphastar Pharmaceuticals, Inc.	$91,386	$62,116	$1,403

Other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc., net of income taxes
Reclassification of adjustment for amounts included in net income	—	(362)	—
Foreign currency translation adjustment	(2,335)	(2,943)	1,121
Change in pension obligations	476	261	(155)
Total other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	(1,859)	(3,044)	966

Total comprehensive income attributable to Amphastar Pharmaceuticals, Inc.	$89,527	$59,072	$2,369

See accompanying notes to consolidated financial statements.

Amphastar Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock		Total
			Additional		Other			Amphastar	Non-
			Paid-in	Retained	Comprehensive			Stockholders'	controlling
	Shares	Amount	Capital	Earnings	Income (loss)	Shares	Amount	Equity	Interest	Total
Balance as of December 31, 2019	52,495,483	5	367,305	116,370	(4,687)	(5,918,515)	(97,627)	381,366	46,162	427,528
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	1,403	—	—	—	1,403	—	1,403
Other comprehensive income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	966	—	—	966	—	966
Acquisition of additional ownership interest in ANP	—	—	—	—	—	—	—	—	(106)	(106)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(306)	(306)
Purchase of treasury stock	—	—	—	—	—	(1,366,915)	(24,425)	(24,425)	—	(24,425)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(240)	—	—	19,947	240	—	—	—
Issuance of common stock in connection with the Company's equity plans	2,265,439	—	23,165	—	—	—	—	23,165	—	23,165
Share-based compensation expense	—	—	19,831	—	—	—	—	19,831	667	20,498
Balance as of December 31, 2020	54,760,922	5	410,061	117,773	(3,721)	(7,265,483)	(121,812)	402,306	46,417	448,723
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	62,116	—	—	—	62,116	—	62,116
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(2,682)	—	—	(2,682)	—	(2,682)
ANP restructuring (see Note 3)	—	—	(22,162)	448	(362)	—	—	(22,076)	(46,641)	(68,717)
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	—	1,185	1,185
Purchase of treasury stock	—	—	—	—	—	(1,477,305)	(28,873)	(28,873)	—	(28,873)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(206)	—	—	17,498	206	—	—	—
Issuance of common stock in connection with the Company's equity plans	1,679,280	1	15,924	—	—	—	—	15,925	—	15,925
Share-based compensation expense	—	—	18,806	—	—	—	—	18,806	(961)	17,845
Balance as of December 31, 2021	56,440,202	6	422,423	180,337	(6,765)	(8,725,290)	(150,479)	445,522	—	445,522
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	91,386	—	—	—	91,386	—	91,386
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(1,859)	—	—	(1,859)	—	(1,859)
Purchase of treasury stock	—	—	—	—	—	(1,335,528)	(39,909)	(39,909)	—	(39,909)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(864)	—	—	62,656	864	—	—	—
Issuance of common stock in connection with the Company's equity plans	1,670,029	—	15,658	—	—	—	—	15,658	—	15,658
Share-based compensation expense	—	—	17,860	—	—	—	—	17,860	—	17,860
Balance as of December 31, 2022	58,110,231	$6	$455,077	$271,723	$(8,624)	(9,998,162)	$(189,524)	$528,658	$—	$528,658

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$91,386	$63,301	$1,097
Reconciliation to net cash provided by operating activities:
Loss on disposal of assets	141	348	240
Gain on deconsolidation of subsidiary	—	(13,587)	—
(Gain) loss on interest rate swaps and foreign currency transactions, net	(2,196)	27	(2,173)
Depreciation of property, plant, and equipment	23,815	22,196	20,491
Amortization of product rights, trademarks, and patents	1,420	1,290	1,036
Operating lease right-of-use asset amortization	3,506	3,266	3,653
Equity in losses of unconsolidated affiliate	1,177	208	—
Share-based compensation expense	17,860	18,687	20,498
Changes in reserve for uncertain tax positions	694	1,821	1,285
Changes in deferred taxes, net	(16,445)	2,388	(162)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,132)	(14,921)	(20,160)
Inventories	(11,746)	1,258	15,297
Prepaid expenses and other assets	(1,854)	2,927	643
Income tax refunds, deposits, and payable, net	(4,555)	8,349	(972)
Operating lease liabilities	(3,154)	(3,198)	(3,597)
Accounts payable and accrued liabilities	(736)	3,634	20,090
Net cash provided by operating activities	89,181	97,994	57,266

Cash Flows From Investing Activities:
Purchases and construction of property, plant, and equipment	(24,034)	(27,456)	(33,855)
Proceeds from the sale of property, plant and equipment	421	—	—
Purchase of investments	(35,761)	(17,375)	(13,557)
Maturity of investments	27,969	18,771	12,411
Payment of deposits and other assets	(1,372)	(2,612)	(1,414)
Net cash used in investing activities	(32,777)	(28,672)	(36,415)

Cash Flows From Financing Activities:
Acquisition of additional ownership interest in ANP	—	—	(106)
ANP restructuring (see Note 3)	—	(53,592)	—
Proceeds from equity plans, net of withholding tax payments	15,658	15,925	23,165
Purchase of treasury stock	(39,909)	(28,873)	(24,425)
Settlement of ANP equity awards	—	(839)	—
Debt issuance costs	(407)	(1,738)	—
Proceeds from borrowing under lines of credit	—	—	1,238
Repayments under lines of credit	—	(1,161)	—
Proceeds from issuance of long-term debt	—	70,000	6,283
Principal payments on long-term debt	(1,781)	(36,740)	(8,401)
Net cash used in financing activities	(26,439)	(37,018)	(2,246)

Effect of exchange rate changes on cash	(220)	(223)	352

Net increase in cash, cash equivalents, and restricted cash	29,745	32,081	18,957

Cash, cash equivalents, and restricted cash at beginning of period	126,588	94,507	75,550

Cash, cash equivalents, and restricted cash at end of period	$156,333	$126,588	$94,507

Noncash Investing and Financing Activities:
Capital expenditure included in accounts payable	$5,256	$9,488	$11,136
Operating lease right-of-use assets in exchange for operating lease liabilities	$2,166	$11,041	$4,819
Equipment acquired under finance leases	$642	$107	$61

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$3,023	$2,109	$2,199
Income taxes paid	$44,442	$8,096	$3,411

See accompanying notes to consolidated financial statements

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business

Amphastar Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, hereinafter referred to as the “Company”) is a bio-pharmaceutical company that focuses primarily on developing, manufacturing, marketing, and selling technically challenging generic and proprietary injectable, inhalation, and intranasal products, including products with high technical barriers to market entry. Additionally, the Company sells insulin active pharmaceutical ingredient, or API, products. Most of the Company’s products are used in hospital or urgent care clinical settings and are primarily contracted and distributed through group purchasing organizations and drug wholesalers. The Company’s insulin API products are sold to other pharmaceutical companies for use in their own products and are being used by the Company in the development of injectable finished pharmaceutical products. The Company’s inhalation product, Primatene MIST®, is primarily distributed through drug retailers.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and are prepared in accordance with United States generally accepted accounting principles, or GAAP. Certain prior period amounts have been reclassified within the operating activities of the consolidated statements of cash flows to conform to the current period presentation. All intercompany activity has been eliminated in the preparation of the consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company.

The Company’s subsidiaries include: (1) International Medication Systems, Limited, or IMS, (2) Armstrong Pharmaceuticals, Inc., or Armstrong, (3) Amphastar Nanjing Pharmaceuticals Inc., or ANP, (4) Amphastar France Pharmaceuticals, S.A.S., or AFP, (5) Amphastar UK Ltd., or AUK, and (6) International Medication Systems (UK) Limited, or IMS UK.

Investments in Unconsolidated Affiliate

The Company applies the equity method of accounting for investments when it has significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the earnings or losses resulting from these investments is reported as “Equity in losses of unconsolidated affiliate” in the accompanying consolidated statements of operations. Investments accounted for using the equity method may be reported on a lag of up to three months if financial statements of the investee are not available in sufficient time for the investor to apply the equity method as of the current reporting date. The determination of whether an investee’s results are recorded on a lag is made on an investment-by-investment basis.

The carrying value of equity method investments is reported as “Investment in unconsolidated affiliate” in the accompanying consolidated balance sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s earnings or losses and dividends paid, if any.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The principal accounting estimates include: determination of allowances for credit losses, fair value of financial instruments, allowance for discounts, provision for chargebacks and rebates, provision for product returns, adjustment of inventory to its net realizable value, impairment of investments, long-lived and intangible assets and goodwill, accrual for workers’ compensation liabilities, litigation reserves, stock price volatility for share-based compensation expense, valuation allowances for deferred tax assets, and liabilities for uncertain income tax positions.

Foreign Currency

The functional currency of the Company, its domestic subsidiaries, its Chinese subsidiary ANP, and its U.K. subsidiary, AUK, is the U.S. Dollar, or USD. ANP maintains its books of record in Chinese yuan. These books are remeasured into the functional currency of USD using the current or historical exchange rates. The resulting currency remeasurement adjustments and other transactional foreign currency exchange gains and losses are reflected in the Company’s accompanying consolidated statements of operations.

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

The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature for the years ended December 31, 2022, 2021, and 2020 were a $1.8 million loss, a $2.6 million loss, and a $3.0 million gain, respectively.

Comprehensive Income

The Company’s comprehensive income includes its foreign currency translation gains and losses as well as its share of other comprehensive income from its equity method investments. There was no material income tax provision allocated to other comprehensive loss for the years ended December 31, 2022 and 2021. Income tax expense of $0.9 million was allocated to other comprehensive income for the year ended December 31, 2020.

Shipping and Handling Costs

For the years ended December 31, 2022, 2021, and 2020, the Company included shipping and handling costs of approximately $7.4 million, $4.3 million and $4.3 million, respectively, in selling, distribution and marketing expenses in the accompanying consolidated statements of operations.

Advertising Expense

Advertising expenses, primarily associated with Primatene MIST®, are recorded as they are incurred, except for expenses related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented, and are reflected as a component of selling, distribution and marketing in the

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s consolidated statements of operations. For the years ended December 31, 2022, 2021, and 2020, advertising expenses were $8.7 million, $8.1 million, and $5.8 million, respectively.

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

The Company may produce or purchase inventories prior to or with the expectation of receiving regulatory approval in the near term, based on operational decisions about the most effective use of existing resources. This inventory is referred to as pre-launch inventory. It is the Company’s accounting policy that the pre-launch inventory is capitalized if it has a probable future economic benefit at the time it is purchased or manufactured. If regulatory approval is received and previously expensed pre-launch inventory is sold, such sales may contribute up to a 100% margin to the Company’s operating results. Pre-launch inventory costs include cost of work in process, materials, and finished drug products. As of December 31, 2022, 2021, and 2020, the Company did not have material capitalized pre-launch inventory.

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

The Company from time to time may enter into forward currency contracts to lock in currency exchange rates to manage its foreign currency exchange rate exposure. The Company’s interest rate swaps and forward currency contracts have not been designated as hedging instruments and, therefore are recorded at their fair values at the end of each reporting period with changes in fair value recorded in other income (expenses) on the consolidated statements of operations. As of December 31, 2022, the Company had an unsettled forward currency contract to purchase foreign currency with a fair value of approximately $0.2 million based on Level 2 inputs, which was recorded as a liability in the accounts payable and accrued liabilities line in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and highly liquid investments with original maturities of three months or less.

Investments

Investments as of December 31, 2022 and 2021 consisted of certificates of deposit and investment grade corporate and municipal bonds with original maturity dates between three and fifteen months.

Restricted Cash

Restricted cash is collateral required for the Company to guarantee certain vendor payments in France. As of December 31, 2022 and 2021, the restricted cash balance was $0.2 million.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letters of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months, but less than one year. As of December 31, 2022 and 2021, the balance of restricted short-term investments was $2.2 million.

Allowance for Credit Losses

The Company evaluates the collectability of accounts receivable based on a combination of factors. When the Company is aware of circumstances that may impair a customer’s ability to pay subsequent to the original sale, the Company records a specific allowance to reduce the amounts receivable to the amount that the Company reasonably believes to be collectable. For all other customers, the Company recognizes an allowance for credit losses based on factors that include the length of time the receivables are past due, industry and geographic concentrations, the current economic conditions and historical collection experience. As of December 31, 2022 and 2021, the Company's allowance for credit losses was $2.7 million and $2.3 million, respectively.

Inventories

Inventories consist of currently marketed products and products manufactured under contract. Inventories are stated using the first-in, first-out method, on a consistent basis. The Company states inventory at the lower of cost or net realizable value. Provisions are made for slow moving, unsellable, or obsolete items. Net realizable value is determined using the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

Property, Plant and Equipment

Property, plant and equipment are stated at cost or, in the case of assets acquired in a business combination, at fair value on the purchase date. Depreciation and amortization expense is computed using the straight line method over the estimated useful lives of the related assets as follows:

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

Impairment of Long-Lived Assets, including Identifiable Definite-Lived Intangible Assets

The Company assesses long-term and identifiable definite-lived intangible assets or asset groups for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset or an asset group, further impairment analysis is performed. An impairment loss is measured as the amount by which the carrying amount

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the asset or asset groups exceeds the fair value (assets to be held and used) or fair value less cost to sell (assets to be disposed of). The Company also assesses the useful lives of its assets periodically to determine whether events and circumstances warrant a revision to the remaining useful life. Changes in the useful life are adjusted prospectively by revising the remaining period over which the asset is amortized.

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

Impairment of Indefinite-Lived Intangible Asset and Goodwill

The Company assesses indefinite lived intangible asset and goodwill for impairment in the fourth quarter of each year or more frequently if indicators of impairment are present. When the Company chooses to perform a qualitative assessment, it evaluates economic, industry and company-specific factors as an initial step. If the Company determines it is more likely than not that the indefinite-lived intangible asset is impaired or the fair value of a reporting unit is less than its carrying amount, further quantitative impairment testing is then performed; otherwise, no further testing is required. An impairment loss is recorded if the asset’s fair value is less than its carrying value. The Company also periodically assesses its indefinite-lived intangible asset to determine if events and circumstances continue to support an indefinite useful life. If the life is no longer indefinite, the asset is tested for impairment. The carrying value, after recognition of any impairment loss, is amortized over its remaining useful life.

Self-Insured Claims

The Company is primarily self-insured, up to certain limits, for workers’ compensation claims. The Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $350,000 or aggregate minimum attachment of $4.4 million annually. The cost of claims reported and an estimate of claims incurred but not reported are charged to operating expenses. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in accrued liabilities in the accompanying consolidated balance sheets. Total expense under the program was approximately $0.3 million, $0.5 million, and $0.5 million, for the years ended December 31, 2022, 2021 and 2020, respectively. The self-insured claims liability was $3.7 million and $4.1 million at December 31, 2022 and 2021, respectively. The determination of such claims and expenses and the appropriateness of the related liability is reviewed periodically and updated, as necessary. Changes in estimates are recorded in the period identified.

Litigation, Commitments and Contingencies

Litigation, commitments and contingencies are accrued when management, after considering the facts and circumstances of each matter as then known to management, has determined it is probable a liability will be found to have been incurred and the amount of the loss can be reasonably estimated. When only a range of amounts is reasonably estimable and no amount within the range is more likely than another, the low end of the range is recorded. Legal fees are expensed as incurred. Due to the inherent uncertainties surrounding gain contingencies, the Company generally does not recognize potential gains until they are realized.

In the fourth quarter of 2021, the Company settled a legal dispute with an unaffiliated third party and subsequently received a settlement payment, net of contingent legal fees, in the amount of $2.7 million. The net amount of $2.7 million was recorded as other income in the other income (expense), net line in the consolidated statements of operations for the year ended December 31, 2021.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 3. ANP Restructuring

As a result of the ANP restructuring that was completed during the third quarter of 2021, and subsequent investments by other equity holders of Hanxin, the Company has a 14% noncontrolling investment in Hanxin as of December 31, 2022 that is accounted for as an equity method investment.

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

Revenues derived from contract manufacturing services are recognized when third-party products are shipped to customers.

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

Service revenues derived from research and development contracts is recognized over time based on progress toward completion of the performance obligation. For each performance obligation satisfied over time, the Company assesses the proper method to be used for revenue recognition, either an input method to measure progress toward the satisfaction

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of services or an output method of determining the progress of completion of performance obligation. Revenue from research and development services at ANP was $4.3 million and $5.1 million for the years ended December 31, 2022 and 2021, respectively.

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

The provision for chargebacks and rebates is reflected as a component of net revenues. The following table is an analysis of the chargeback and rebate provision:

	Year Ended December 31,
	2022	2021

	(in thousands)
Beginning balance	$20,167	$20,380
Provision for chargebacks and rebates	208,081	201,133
Credits and payments issued to third parties	(201,642)	(201,346)
Ending balance	$26,606	$20,167

Changes in the chargeback provision from period to period are primarily dependent on the Company’s sales to its wholesalers, the level of inventory held by wholesalers, and the wholesalers’ customer mix. Changes in the rebate provision from period to period are primarily dependent on retailer’s and other indirect customers’ purchases. The approach that the Company uses to estimate chargebacks has been consistently applied for all periods presented. Variations in estimates have been historically small. The Company continually monitors the provision for chargebacks and rebates and makes adjustments when it believes that the actual chargebacks and rebates may differ from the estimates. The settlement of chargebacks and rebates generally occurs within 20 days to 60 days after the sale to wholesalers. Accounts receivable and/or accounts payable and accrued liabilities are reduced and/or increased by the chargebacks and rebate amounts depending on whether the Company has the right to offset with the customer. Of the provision for chargebacks and rebates as of December 31, 2022 and 2021, $20.5 million and $15.6 million were included as a reduction to accounts receivable, net, on the consolidated balance sheets, respectively. The remaining provision as of December 31, 2022 and 2021 was $6.1 million and $4.6 million, respectively, which were included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company analyzes these situations on a case-by-case basis and makes adjustments to the product return reserve as appropriate.

The provision for product returns is reflected as a component of net revenues. The following table is an analysis of the product return liability:

	Year Ended December 31,
	2022	2021

	(in thousands)
Beginning balance	$21,677	$14,204
Provision for product returns	4,405	15,005
Credits issued to third parties	(6,631)	(7,532)
Ending balance	$19,451	$21,677

Of the provision for product returns as of December 31, 2022 and 2021, $14.9 million and $16.0 million were included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets, respectively. The remaining provision as of December 31, 2022 and 2021, of $4.6 million and $5.7 million were included in other long-term liabilities, respectively. For the years ended December 31, 2022 and 2021, the Company’s aggregate product return rate was 1.4% and 1.7% of qualified sales, respectively.

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

For the year ended December 31, 2022, options to purchase 704,483 shares of stock with a weighted-average exercise price of $34.79 per share were excluded from the computation of diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders because their effect would be anti-dilutive.

For the year ended December 31, 2021, options to purchase 1,906,029 shares of stock with a weighted-average exercise price of $20.82 per share and the reallocation of net income attributable to non-controlling interest were excluded from the computation of diluted net income per common share attributable to Amphastar Pharmaceuticals, Inc. stockholders because their effect would be anti-dilutive.

For the year ended December 31, 2020, options to purchase 1,917,437 shares of stock with a weighted-average exercise price of $20.85 per share and the reallocation of net income attributable to non-controlling interest were excluded from the computation of diluted net income per common share attributable to Amphastar Pharmaceuticals, Inc. stockholders because their effect would be anti-dilutive.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the calculation of basic and diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. shareholders for each of the periods presented:

	Year Ended December 31,
	2022	2021	2020

	(in thousands, except per share data)
Basic and dilutive numerator:
Net income attributable to Amphastar Pharmaceuticals, Inc.	$91,386	$62,116	$1,403
Denominator:
Weighted-average shares outstanding — basic	48,551	47,777	47,038

Net effect of dilutive securities:
Incremental shares from equity awards	3,876	2,007	2,086
Weighted-average shares outstanding — diluted	52,427	49,784	49,124
Net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders — basic	$1.88	$1.30	$0.03
Net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders — diluted	$1.74	$1.25	$0.03

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected financial information by reporting segment is presented below:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Net revenues:
Finished pharmaceutical products	$486,505	$419,570	$331,368
API	12,482	18,198	18,478
Total net revenues	498,987	437,768	349,846

Gross profit (loss):
Finished pharmaceutical products	256,710	209,715	151,645
API	(7,850)	(9,976)	(8,305)
Total gross profit	248,860	199,739	143,340

Operating expenses	141,363	129,852	132,386

Income from operations	107,497	69,887	10,954
Non-operating income (expenses)	8,543	14,252	(6,317)

Income before income taxes	$116,040	$84,139	$4,637

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Finished pharmaceutical products net revenues:
Primatene MIST®	$84,309	$73,113	$51,725
Epinephrine	74,204	57,530	23,799
Glucagon	55,322	47,639	—
Lidocaine	52,539	44,413	41,113
Phytonadione	49,500	45,498	42,646
Enoxaparin	34,950	35,962	48,681
Naloxone	26,269	27,540	33,416
Other finished pharmaceutical products	109,412	87,875	89,988
Total finished pharmaceutical products net revenues	$486,505	$419,570	$331,368

The amount of depreciation and amortization expense included in cost of revenues, by reporting segment is presented below:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Depreciation and amortization expense
Finished pharmaceutical products	$8,884	$6,003	$5,766
API	3,713	4,222	3,264
Total depreciation and amortization expense	$12,597	$10,225	$9,030

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net revenues and carrying values of long-lived assets by geographic regions are as follows:

	Net Revenue			Long-Lived Assets
	Year Ended December 31,			December 31,
	2022	2021	2020	2022	2021

	(in thousands)
United States	$486,833	$419,869	$333,093	$136,328	$134,731
China	4,697	6,020	3,161	88,647	91,876
France	7,457	11,879	13,592	39,598	44,884
Total	$498,987	$437,768	$349,846	$264,573	$271,491

Note 7. Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. The Company considers these three customers to be its major customers, as each individually and these customers collectively, represented a significant percentage of the Company’s net revenue for the years ended December 31, 2022, 2021, and 2020, and accounts receivable as of December 31, 2022 and 2021, respectively. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
	December 31,	December 31,	Year Ended December 31,
	2022	2021	2022	2021	2020
AmerisourceBergen	16%	13%	23%	24%	23%
McKesson	32%	30%	22%	21%	22%
Cardinal Health	19%	20%	17%	16%	17%

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

As of December 31, 2022, cash equivalents include money market accounts and corporate and municipal bonds with original maturities of less than three months. Investments consist of certificates of deposit as well as investment-grade corporate and municipal bonds with original maturity dates between three and twelve months. The certificates of deposit are carried at amortized cost in the Company’s consolidated balance sheets, which approximates their fair value determined based on Level 2 inputs. The corporate and municipal bonds are classified as held-to-maturity and are carried at amortized cost net of allowance for credit losses, which approximates their fair value determined based on Level 2 inputs. The restrictions on restricted cash and investments have an immaterial effect on the fair value of these financial assets.

The fair value of the Company’s financial assets and liabilities measured on a recurring basis as of December 31, 2022 and 2021, are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Cash equivalents	$130,249	$130,249	$—	$—
Restricted cash	235	235	—	—
Short-term investments	4,600	—	4,600	—
Restricted short-term investments	2,200	—	2,200	—
Corporate, agency and municipal bonds	23,453	—	23,453	—
Interest rate swaps related to variable rate loans	6,048	—	6,048	—
Fair value measurement as of December 31, 2022	$166,785	$130,484	$36,301	$—

Cash equivalents	$102,863	$102,863	$—	$—
Restricted cash	235	235	—	—
Short-term investments	5,103	—	5,103	—
Restricted short-term investments	2,200	—	2,200	—
Corporate and municipal bonds	6,984	—	6,984	—
Interest rate swaps related to variable rate loans	596	—	596	—
Fair value measurement as of December 31, 2021	$117,981	$103,098	$14,883	$—

The Company does not hold any Level 3 instruments that are measured at fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include investments in unconsolidated affiliates, long-lived assets, goodwill, and intangible assets for which the fair value is determined as part of the related impairment test. As of December 31, 2022 and 2021, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

The deferred compensation plan assets are valued using the cash surrender value of the life insurance policies and are not included in the table above.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Investments

A summary of the Company’s investments that are classified as held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Corporate and agency bonds (due within 1 year)	$21,612	$—	$(60)	$21,552
Municipal bonds (due within 1 year)	1,903	—	(2)	1,901
Total investments as of December 31, 2022	$23,515	$—	$(62)	$23,453

Corporate bonds (due within 1 year)	$2,481	$—	$(3)	$2,478
Corporate bonds (due within 1 to 3 years)	1,248	—	(3)	1,245
Municipal bonds (due within 1 year)	3,263	—	(2)	3,261
Total investments as of December 31, 2021	$6,992	$—	$(8)	$6,984

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

Investment in unconsolidated affiliate

The Company accounts for its share of the earnings or losses of its unconsolidated affiliate (Hanxin) with a reporting lag of three months, as the financial statements of Hanxin are not completed on a basis that is sufficient for the Company to apply the equity method on a current basis. The Company’s share of Hanxin’s losses for the years ended December 31, 2022 and 2021 was $1.2 million and $0.2 million, respectively, which was recorded in the “Equity in losses of unconsolidated affiliate” line on the accompanying consolidated statement of operations.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights	10	$8,462	$5,430	$3,032
Patents	12	486	362	124
Land-use rights	39	2,540	749	1,791
Subtotal	11	11,488	6,541	4,947
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,126	—	3,126
Subtotal	*	32,351	—	32,351
As of December 31, 2022	*	$43,839	$6,541	$37,298

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights	10	$9,445	$5,116	$4,329
Patents	12	486	340	146
Land-use rights	39	2,540	683	1,857
Subtotal	12	12,471	6,139	6,332
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,313	—	3,313
Subtotal	*	32,538	—	32,538
As of December 31, 2021	*	$45,009	$6,139	$38,870
*	Intangible assets with indefinite lives have an indeterminable average life.

Goodwill

The changes in the carrying amounts of goodwill are as follows:

	December 31,
	2022	2021

	(in thousands)
Beginning balance	$3,313	$3,940
ANP restructuring	—	(374)
Currency translation	(187)	(253)
Ending balance	$3,126	$3,313

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene MIST®, an over-the-counter bronchodilator product, recorded at the allocated fair value of $29.2 million, which is its carrying value as of December 31, 2022.

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

Amortization

Included in cost of revenues for the years ended December 31, 2022, 2021 and 2020 is product rights amortization expense of $0.9 million, $1.0 million, and $1.2 million, respectively.

As of December 31, 2022, the expected amortization expense for all amortizable intangible assets during the next five fiscal years ended December 31 and thereafter is as follows:

(in thousands)
2023	$1,035
2024	1,035
2025	1,035
2026	243
2027	79
Thereafter	1,520
Total amortizable intangible assets	4,947
Indefinite-lived intangibles	32,351
Total intangibles (net of accumulated amortization)	$37,298

Note 11. Inventories

Inventories consist of the following:

	December 31,
	2022	2021

	(in thousands)
Raw materials and supplies	$47,607	$41,853
Work in process	37,090	33,298
Finished goods	18,887	17,656
Total inventories	$103,584	$92,807

Charges of $17.2 million, $24.6 million, and $13.9 million were included in the cost of revenues in the Company’s consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020, respectively, to adjust the Company’s inventory and related firm purchase commitments to their net realizable value. For the year ended December 31, 2022, the charge included $14.9 million in the cost of revenues to adjust the Company’s enoxaparin inventory and related firm purchase commitments to their net realizable value. For the year ended December 31, 2021, the charge included $20.7 million as a result of an increase in the price of heparin as well as a decrease in the forecasted average selling price of enoxaparin. For the year ended December 31, 2020, the charge included $9.4 million as a result of an increase in the price of heparin as well as a decrease in the forecasted average selling price of enoxaparin.

Losses on firm purchase commitments related to raw materials on order as of December 31, 2022 and 2021 were $2.7 million and $7.1 million, respectively, which are recorded in cost of revenues in the Company’s consolidated statement of operations.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	December 31,
	2022	2021

	(in thousands)
Buildings	$130,726	$130,582
Leasehold improvements	31,535	29,221
Land	7,451	7,615
Machinery and equipment	208,068	207,883
Furniture, fixtures, and automobiles	29,674	27,376
Construction in progress	50,842	41,186
Total property, plant, and equipment	458,296	443,863
Less accumulated depreciation	(220,030)	(199,619)
Total property, plant, and equipment, net	$238,266	$244,244

The Company incurred depreciation expense of $23.8 million, $22.2 million, and $20.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Interest expense capitalized was approximately $1.4 million, $1.4 million, and $1.8 million, for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 13. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2022	2021

	(in thousands)
Accrued customer fees and rebates	$14,198	$12,121
Accrued payroll and related benefits	22,847	23,256
Accrued product returns, current portion	14,867	16,028
Accrued loss on firm purchase commitments	2,686	7,133
Other accrued liabilities	9,143	8,793
Total accrued liabilities	63,741	67,331
Accounts payable	20,501	22,214
Total accounts payable and accrued liabilities	$84,242	$89,545

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Debt

Debt consists of the following:

	December 31,
	2022	2021

	(in thousands)
Term Loan

Term loan with Capital One N.A. due August 2026	$68,250	$69,563

Mortgage Loans

Mortgage payable with East West Bank due June 2027	8,188	8,353

Other Loans and Payment Obligations

French government loans due December 2026	204	269

Line of Credit Facilities

Line of credit facility with China Merchant Bank	—	—
Revolving line of credit facility with Capital One N.A. due August 2026	—	—

Equipment under Finance Leases	790	398
Total debt	77,432	78,583
Less current portion of long-term debt	3,046	2,202
Less: Loan issuance costs	1,547	1,605
Long-term debt, net of current portion and unamortized debt issuance costs	$72,839	$74,776

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, the Company has incurred approximately $2.1 million in issuance costs in connection with this credit agreement, which are being amortized over the term of the loan.

Mortgage Loans

Mortgage Payable with East West Bank — Due June 2027

In May 2017, the Company entered into a mortgage term loan with East West Bank in the principal amount of $9.0 million, which matures in June 2027. The loan is payable in monthly installments with a final balloon payment of $7.4 million plus interest. The loan is secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex and two buildings at the Company’s Chino, California, facility. The loan bears a variable interest rate at the one-month LIBOR rate plus 2.5%. As of December 31, 2022, the fair value of the loan approximates its book value. The interest rate used in the fair value estimation was determined to be a Level 2 input. The Company entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest rate of 4.79% until June 2024.

Line of Credit Facilities

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

Other Loans and Payment Obligations

Loans with Seine-Normandie Water Agency

In December 2018, the Company entered into two additional French government loans with the Seine-Normandie water agency in the aggregate amount $0.5 million. The loans have 8 year maturities, and include annual equal payments and bear no interest.

As of December 31, 2022, the payment obligation had an aggregate book value of $0.2 million, which approximates fair value.

Interest Rate Swap Contracts

As of December 31, 2022, the fair value of the loans listed above approximated their carrying amount. The interest rate used in the fair value estimation was determined to be a Level 2 input. For the mortgage loan with East West Bank, as well as the term loan with Capital One N.A., the Company has entered into fixed interest rate swap contracts to exchange the variable interest rates for fixed interest rates. The interest rate swap contracts are recorded at fair value in the other assets line in the condensed consolidated balance sheets. Gains from changes in the fair values of interest rate swaps were $5.5 million and $1.5 million for the years ended December 31, 2022 and 2021, respectively.

Covenants

At December 31, 2022 and 2021, the Company was in compliance with all of its debt covenants.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt Maturities

As of December 31, 2022, the principal amounts of long-term debt maturities during each of the next five fiscal years ending December 31 are as follows:

Long-term
Debt
(in thousands)
2023	$2,848
2024	3,733
2025	4,181
2026	58,440
2027	7,440
Thereafter	—
$76,642

Note 15. Income Taxes

The Company’s income (loss) before income taxes generated from its operations were:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Income (loss) before income taxes:
United States	$127,204	$86,236	$15,634
Foreign	(11,164)	(2,097)	(10,997)
Total income (loss) before taxes	$116,040	$84,139	$4,637

The Company’s provision for income taxes consisted of the following:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Current provision:
Federal	$37,626	$14,088	$1,803
State	732	1,182	541
Foreign	998	1,676	279
Total current provision	39,356	16,946	2,623
Deferred provision (benefit):
Federal	(16,119)	2,657	1,770
State	816	110	(1,489)
Foreign	(576)	917	636
Total deferred provision	(15,879)	3,684	917
Total provision for income taxes	$23,477	$20,630	$3,540

For tax years beginning after December 31, 2021, certain research and development costs are required to be capitalized and amortized over a five or fifteen-year period under the Tax Cuts and Jobs Act of 2017. The Company has reviewed and incorporated this change, which increases the current U.S. federal and state tax expense and cash taxes to be paid for the tax year ending December 31, 2022.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory federal income tax	21.0%	21.0%	21.0%
State tax expense, net of federal tax benefit	1.1	1.2	(16.2)
Foreign tax rate differences	(0.3)	(2.0)	(20.1)
Foreign valuation allowance	2.6	5.5	89.5
Research and development credits	(3.1)	(3.2)	(65.1)
Share-based compensation	(3.5)	(0.2)	18.7
Executive compensation	2.3	2.3	48.1
Employee-related expenses	0.2	0.1	1.7
Other	(0.1)	(0.2)	(1.3)
Effective tax rate	20.2%	24.5%	76.3%

The Company’s effective tax rate for 2022 decreased in comparison to 2021 primarily due to differences in pre-tax income positions and excess tax benefit from share-based compensation.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax credit carryforwards, and the tax effects of net operating loss carryforwards.

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021

	(in thousands)
Deferred tax assets:
Research and development credits	$15,418	$17,019
Net operating loss carryforward	20,019	17,568
Inventory capitalization and reserve	9,598	8,489
Share-based compensation	5,208	4,892
Operating leases	6,684	6,555
Accrued expenses	4,956	5,188
Accrued chargebacks	5,125	3,694
Product return allowance	5,464	5,611
Intangibles	2,124	2,124
Research and development capitalization	17,988	—
Total deferred tax assets	92,584	71,140
Deferred tax liabilities:
Depreciation/amortization	13,272	13,525
Intangibles	8,564	7,893
Operating leases	6,398	6,368
Federal impact of state deferred taxes	3,800	3,966
Other	2,467	642
Total deferred tax liabilities	34,501	32,394
Valuation allowance	(19,700)	(16,881)
Net deferred tax assets	$38,383	$21,865

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Operating Loss Carryforwards and Tax Credits

At December 31, 2022, the Company had no material U.S. federal or state net operating loss carryforwards, or NOL carryforwards. The Company had France and United Kingdom foreign NOL carryforwards of approximately $75.3 million and $2.5 million, respectively. The France and United Kingdom NOL carryforwards can be used annually with certain limitations and have an indefinite carryforward.

At December 31, 2022, the Company had California research and development tax credit carryforwards of approximately $21.9 million. The California research and development tax credit has an indefinite carryforward period.

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

The Company continues to record a full valuation allowance on AFP’s net deferred income tax assets and will continue to do so until AFP generates sufficient taxable income to realize its deferred income tax assets. As of December 31, 2022 and 2021, the Company had a full valuation allowance against the net deferred tax assets of AFP, which totaled $18.9 million and $16.9 million, respectively.

The Company records a valuation allowance on net deferred income tax assets in states where it files separately and will continue to do so until sufficient taxable income is generated to realize these state deferred income tax assets.

Undistributed Earnings from Foreign Operations

As of December 31, 2022 and 2021, deferred income taxes have not been provided for any undistributed earnings from foreign operations. The foreign subsidiaries have significant accumulated losses, and as such there are no earnings in which to provide taxes. It is the Company’s plan not to repatriate future foreign earnings to the U.S. and indefinitely reinvest such earnings in the foreign jurisdiction.

Uncertain Income Tax Positions

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	December 31,
	2022	2021	2020

	(in thousands)
Balance at the beginning of the year	$11,796	$10,053	$8,331
Deductions based on tax positions related to prior year	(41)	—	—
Additions based on tax positions related to the current year	1,643	1,754	1,815
Deductions based on statute of limitations	(503)	(11)	(93)
Balance at the end of the year	$12,895	$11,796	$10,053

Included in the balance of unrecognized tax benefits as of December 31, 2022 and 2021, was $12.2 million and $11.4 million, respectively that represents the portion that would impact the effective income tax rate if recognized.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. For the years ended December 31, 2022, 2021 and 2020, the Company accrued interest of approximately $0.8 million, $0.5 million and $0.2 million, respectively, related to its uncertain tax positions.

The Company and/or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various U.S. states and foreign jurisdictions. As of December 31, 2022, the Company does not have a tax examination in progress for federal, state, or foreign jurisdictions. The Company is subject to income tax audit by tax authorities for tax years 2019 to 2021 for federal, 2018 to 2021 for states, and 2012 to 2021 for foreign.

Note 16. Stockholders' Equity

Equity Plans

As of December 31, 2022, the Company has two equity plans: the Amended and Restated 2015 Equity Incentive Plan, or 2015 Plan, and the 2014 Employee Stock Purchase Plan or ESPP. Prior to the adoption of these plans, the Company granted options pursuant to the Amended and Restated 2005 Equity Incentive Award Plan. Upon termination of the predecessor plans, the shares available for grant at the time of termination, and shares subsequently returned to the plans upon forfeiture or option termination, were transferred to the successor plan in effect at the time of share return. The Company issues new shares of common stock upon exercise of stock options, vesting of restricted stock units, or RSU, and settlement of ESPP, with the exception of the awards granted to employees at AFP, which are settled through re-issuance of the Company’s treasury shares.

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

The Company initially reserved 5,000,000 shares of common stock for issuance under the 2015 Plan. This number will be increased by the number of shares available for issuance under the Company’s prior equity incentive plans or arrangements that are not subject to options or other awards, plus the number of shares of common stock related to options or other awards granted under the Company’s prior equity incentive plans or arrangements that are repurchased, forfeited, expired, or cancelled on or after the effective date of the 2015 Plan. The 2015 Plan also contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on January 1 of each year during the 10 year term of the 2015 Plan, beginning January 1, 2016. The annual increase in the number of shares shall be the lesser of (i) 3,000,000 shares, (ii) two and one-half percent ( 2.5% ) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares as determined by the Board of Directors. As of the effective date of the 2015 Plan, there were 5,300,296 shares available for grant under the 2015 Plan.

As of December 31, 2022, the Company reserved an aggregate of 6,499,954 shares of common stock for future issuance under the Amended and Restated 2015 Equity Incentive Plan, or the 2015 Plan, including 1,202,802 shares, which were reserved in January 2023 pursuant to the evergreen provision in the 2015 Plan.

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

As of December 31, 2022, the Company has issued 1,089,545 shares of common stock under the ESPP and 910,455 shares of its common stock remains available for issuance under the ESPP.

For the years ended December 31, 2022, 2021, and 2020, the Company recorded ESPP expense of $0.9 million, $0.7 million, and $0.8 million, respectively.

Share Buyback Program

As of December 31, 2022, the Company’s Board of Directors have authorized a total of $235.0 million in the share buyback program. The primary goal of the program is to offset dilution created by the Company’s equity compensation programs. The Company’s share buyback program is expected to continue for an indefinite period of time.

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

Pursuant to the Company’s existing share buyback program, the Company purchased 1,335,528 shares, 1,477,305 shares, and 1,366,384, shares of its common stock during the years ended December 31, 2022, 2021 and 2020, for total consideration of $39.9 million, $28.9 million, and $24.4 million, respectively.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

awards are estimated at the grant date using the Black-Scholes option-pricing model. The fair value of RSUs is estimated at the grant date using the Company’s common share price. Compensation cost for all share-based payments granted with service-based graded vesting schedules is recognized using the straight-line method over the requisite service period.

Options issued under the Company’s 2015 Plan and 2005 Plan are granted at exercise prices equal to or greater than the fair value of the underlying common shares on the date of grant and vest based on continuous service. There have been no awards with performance conditions and no awards with market conditions. The options have a contractual term of five to ten years and generally vest over a three- to five-year period. The Black-Scholes option pricing model has various inputs such as the common share price on the date of grant, exercise price, the risk-free interest rate, volatility, expected term and dividend yield, all of which are estimates. The Company records share-based compensation expense net of expected forfeitures. The change of any of these inputs could significantly impact the determination of the fair value of the Company’s options as well as significantly impact its results of operations.

The significant assumptions used in the Black-Scholes option-pricing are as follows:

●	Determination of Fair Value of the Underlying Common Stock. For options and ESPP awards granted, the fair value for its underlying common stock is determined using the closing price on the date of grant as reported on the Nasdaq Global Select Market, or Nasdaq with consideration of whether there is material nonpublic information that could impact that estimated fair value when it is released.

●	Expected Volatility. The Company estimates its volatility based on the historical volatility of its stock price since IPO.

●	Expected Term. The expected term represents the period of time in which the options granted are expected to be outstanding. The Company estimates the expected term of options with consideration of vesting date, contractual term, and historical experience for exercise and post-vesting employment or contractual termination behavior after its common stock has been publicly traded. The expected term of “plain vanilla” options is estimated (using the simplified method as outlined in SAB Topic 14 due to a lack of sufficient historical exercise data) based on the midpoint between the vesting date and the end of the contractual term under the simplified method permitted by the SEC implementation guidance.

●	Risk-Free Rate. The risk-free interest rate is selected based upon the implied yields in effect at the time of the option grant on U.S. Treasury zero-coupon issues with a term approximately equal to the expected life of the option being valued.

●	Dividends. The Company does not anticipate paying cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield rate of zero.

The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual experience differs from those estimates. For the years ended December 31, 2022, 2021 and 2020, the Company estimated an average overall forfeiture rate of approximately 7%, 6%, and 5%, respectively, based on historical experience. Forfeiture rates are separately estimated for its (1) directors and officers, (2) management personnel and (3) other employees. Share-based compensation is recorded net of expected forfeitures. The Company periodically assesses the forfeiture rate and the amount of expense recognized based on estimated historical forfeitures as compared to actual forfeitures. Changes in estimates are recorded in the period they are identified.

Tax benefits resulting from tax deductions in excess of the share-based compensation cost recognized (excess tax benefits) are recorded in the statements of cash flows as financing activities.

The weighted-averages for key assumptions used in determining the fair value of options granted during the years ended

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021, and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
Average volatility	41.0%	42.1%	43.1%
Average risk-free interest rate	2.3%	1.2%	0.8%
Weighted-average expected life in years	6.1	6.1	5.7
Dividend yield rate	—%	—%	—%

Stock Options

A summary of option activity under all plans for the year ended December 31, 2022, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2021	8,455,721	$15.67
Options granted	792,441	34.35
Options exercised	(1,222,147)	14.56
Options cancelled	(91,251)	19.56
Options expired	(5,614)	13.79
Outstanding as of December 31, 2022	7,929,150	$17.66	4.94	87,025
Exercisable as of December 31, 2022	5,550,697	$15.69	3.64	68,413
Vested and expected to vest as of December 31, 2022	7,757,291	$17.51	4.87	85,920
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s stock for those awards that have an exercise price below the estimated fair value at December 31, 2022.

During the years ended December 31, 2022, 2021, and 2020, the Company recorded expense of $8.5 million, $8.0 million, and $9.1 million, respectively, related to stock options granted under all plans.

Information relating to option grants and exercises is as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands, except per share data)
Weighted-average grant date fair value per option share	$14.75	$7.62	$5.51
Intrinsic value of options exercised	21,279	7,906	9,169
Cash received from options exercised	19,202	16,757	24,357
Total fair value of the options vested during the period	8,174	8,177	9,978

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s non-vested options as of December 31, 2022, and changes during the year ended December 31, 2022, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2021	2,848,934	$6.95
Options granted	792,441	14.75
Options vested	(1,171,671)	6.98
Options forfeited	(91,251)	8.41
Non-vested as of December 31, 2022	2,378,453	9.48

As of December 31, 2022, there was $14.5 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.5 years and will be adjusted for future changes in estimated forfeitures.

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

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until vested. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period, using the straight-line method. During the years ended December 31, 2022, 2021, and 2020, the Company recorded expenses of $8.4 million, $8.1 million, and $10.0 million, respectively, related to RSU awards granted under all plans.

As part of the separation agreement with Mr. Shandell, the Company agreed to accelerate the vesting of 80% of his RSU awards. As a result of this modification, the Company incurred share-based compensation expense of $1.6 million, which is included within general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2020.

As of December 31, 2022, there was $15.3 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.5 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
	Total RSUs	Value of RSUs
	Issued	Issued(1)
		(in thousands)
RSUs outstanding at December 31, 2021	1,184,842
RSUs granted	339,397	$11,675
RSUs forfeited	(39,119)
RSUs vested(2)	(478,068)
RSUs outstanding at December 31, 2022	1,007,052
(1)	The total FMV is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 181,547 shares of common stock were surrendered to fulfil tax withholding obligations.

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

As a result of the modification, the cost to the Company was $2.3 million, of which $1.8 million was recorded as share-based compensation within general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2021, and the remaining $0.5 million which will be recognized over the vesting period of the modified awards.

Prior to the termination of the 2018 Plan, for the years ended December 31, 2021 and 2020, the Company recorded expense of $0.5 million and $0.7 million related to stock options issued by ANP under the 2018 Plan, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Expense

The Company recorded share-based compensation expense, which is included in the Company’s consolidated statement of operations as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Cost of revenues	$4,179	$3,778	$4,248
Operating expenses:
Selling, distribution, and marketing	726	596	456
General and administrative	11,180	12,622	14,089
Research and development	1,775	1,691	1,705
Total share-based compensation	$17,860	$18,687	$20,498

Note 17. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the years ended December 31, 2022, 2021, and 2020 were approximately $2.2 million, $2.0 million, and $1.9 million, respectively.

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

The liability under the plan is based on a discount rate of 3.75% and 1.00% as of December 31, 2022 and 2021, respectively. The liability is included in other long-term liabilities in the accompanying consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.2 million and $2.7 million at December 31, 2022 and 2021, respectively. The Company recorded an immaterial amount of expense under the plan for each of the years ended December 31, 2022, 2021 and 2020. Gain or loss due to change in actuarial valuation of the Company’s defined benefit pension plan is recorded in other comprehensive income (loss).

Non-qualified Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan obligations are payable upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants began contributing to the plan in January 2020. The plan assets were valued at approximately $4.5 million and $3.4 million as of December 31, 2022 and December 31, 2021, respectively. The plan liabilities were valued at approximately $4.6 million and $3.5 million as of December 31, 2022 and December 31, 2021, respectively. The plan assets and liabilities are included in other long-term assets and other long-term liabilities, respectively, on the Company’s

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated balance sheets.

Note 18. Commitments and Contingencies

Lease Liabilities

Right-of-Use, or ROU, assets represent the Company’s right to control an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Lease terms are generally based on their initial non-cancelable terms, unless there is a renewal option that is reasonably certain to be exercised. Various factors, including economic incentives, intent, past history, and business needs are considered to determine if a renewal option is reasonably certain to be exercised. As most of its leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the discount rate used to present value the lease payments. The Company has lease agreements with both lease and non-lease components, which are accounted for as a single component for all asset classes. The Company leases real and personal property, in the normal course of business, under various non-cancelable operating leases. The Company, at its option, can renew a substantial portion of its leases, at the market rate, for various renewal periods ranging from one to six years.

The components of lease costs for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Operating lease costs	$4,709	$4,328	$4,462

Short-term lease costs	300	518	649

Finance lease costs
Amortization of right-of-use assets	237	384	351
Interest on lease liabilities	26	26	33
Total finance lease costs	$263	$410	$384

Total lease costs	$5,272	$5,256	$5,495

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other information pertaining to leases is as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands, except lease term and discount rate)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,329	$4,446	$4,491
Operating cash flows from finance leases	18	25	33
Financing cash flows from finance leases	233	310	369

Right-of use assets obtained in exchange for lease liabilities
Operating leases	2,166	11,041	4,819
Finance leases	642	110	61

Weighted-average remaining lease term (years)
Operating leases	8.7	9.5	8.7
Finance leases	4.3	2.4	2.3

Weighted-average discount rate
Operating leases	4.4%	4.5%	5.2%
Finance leases	6.7%	5.2%	5.0%

Future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of 12 months as of December 31, 2022, are as follows:

	Operating	Finance
	Leases	Leases	Total

	(in thousands)
2023	$4,078	$243	$4,321
2024	3,742	212	3,954
2025	3,635	189	3,824
2026	3,534	159	3,693
2027	3,364	104	3,468
Thereafter	14,080	—	14,080
Total lease payments	$32,433	$907	$33,340
Less: interest	5,736	117	5,853
Total	$26,697	$790	$27,487

Purchase Commitments

As of December 31, 2022, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $58.2 million.

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

Contract manufacturing agreement with Hanxin

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

During the year ended December 31, 2022, the Company recognized $0.4 million of revenue from manufacturing services provided to Hanxin. As of December 31, 2022, the Company did not have any Receivables from Hanxin.

Contract Research Agreement with Hanxin

In July 2022, the Company entered into a three-year contract research agreement with Hanxin, a related party, whereby Hanxin will develop Recombinant Human Insulin Research Cell Banks, or RCBs, for the Company and license the RCBs to the Company subject to a fully paid, exclusive, perpetual, transferable, sub-licensable worldwide license. The RCBs will be used by the Company to make Master Cell Banks for one of its product candidates. Per the terms of the agreement with Hanxin, all title to the RCBs developed, prepared and produced by Hanxin in conducting research and development will belong to the Company. The Company will also own any confidential and proprietary information, technology regarding development and manufacturing of the RCBs, which shall include engineering, scientific and practical information and formula, research data, design, and procedures and others to develop and manufacture the RCBs, in use or developed by Hanxin. The total cost of the agreement to the Company shall not exceed approximately $2.2 million, with payments adjusted based on the then current exchange rates. Any additional work or changes to the scope of work requested by the Company will be charged by Hanxin to the Company on a cost-plus basis, plus any applicable taxes.

During the year ended December 31, 2022, the Company paid $0.6 million under this agreement and has accrued an additional $0.4 million payable to Hanxin as of December 31, 2022.

Supply Agreement with Letop

In November 2022, the Company’s Chinese subsidiary, ANP, entered in to a supply agreement with Nanjing Letop Biotechnology Co., Ltd., or Letop, a related party, whereby Letop would manufacture and deliver chemical intermediates for ANP on a cost-plus basis. The agreement is effective for three years and the total cost of the agreement shall not exceed approximately $1.5 million, with payments adjusted based on the then current exchange rates.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2022, ANP paid $0.2 million under this agreement. As of December 31, 2022, the Company did not have any additional accruals payable to Letop.

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

On November 13, 2020, the Court issued an Order (“November Order”) awarding Aventis $12.1 million in attorneys’ fees and $0.7 million in costs and expenses. The Company recorded $12.8 million in other income (expenses) in the consolidated statement of operations for the year ended December 31, 2020.

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

Hatch-Waxman Litigation

Regadenoson (0.4 mg/5 mL, 0.08 mg/mL) Patent Litigation

On February 25, 2020, Astellas US LLC, Astellas Pharma US, Inc., and Gilead Sciences, Inc. (collectively, “Astellas-Gilead”) filed a Complaint in the United States District Court for the District of Delaware against IMS for infringement of U.S. Patent Nos. 8,106,183 (the “‘183 patent”), RE47,301 (the “‘301 patent”), and 8,524,883 (the “‘883 patent”) (collectively, “Astellas-Gilead Patents”) with regard to IMS’s ANDA No. 214,252 for approval to manufacture and sell 0.4 mg/5 mL (0.08 mg/mL) intravenous solution of Regadenoson. On March 4, 2020, IMS filed its Answer and Counterclaims. On March 30, 2020, the Court issued an Order allowing the Company to join pending consolidated litigation with five other generic Regadenoson ANDA filers involving similar claims. The Company’s 30-month FDA stay expired August 10, 2022. On January 26, 2022, the Company and Astellas-Gilead reached an agreement to resolve the lawsuit. The parties submitted, and the Court granted on January 27, 2022, a Motion to Dismiss Without Prejudice for Astellas-Gilead’s complaint of infringement against IMS. Under the terms of the agreement, the Company received $5.4 million from Astellas constituting saved litigation expenses. The Company recorded the settlement amount in the other income (expenses) line in its consolidated statement of operations for the year ended December 31, 2022.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Litigations

In 2021 and 2020, the Company settled employee litigations relating to alleged violations of various California labor laws pertaining to wage and hour against the Company. For each of the years ended December 31, 2021 and 2020, the Company recorded $1.0 million, related to the settlement of employment litigation, in general and administrative expense in the Company’s consolidated statements of operations.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Amphastar Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Amphastar Pharmaceuticals, Inc. internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amphastar Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

March 1, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be included in our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed within 120 days after our fiscal year end of December 31, 2022, or 2023 Proxy Statement, and is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information required by this item will be included in our 2023 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be included in our 2023 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be included in our 2023 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

Information required by this item will be included in our 2023 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements filed as part of this report are listed in Part II, Item 8 of this report.

(2) No other financial schedules have been included because they are not applicable, not required or because required information is included in the consolidated financial statements or notes thereto.

(b)The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K, in each case as indicated below.

HIDDEN_ROW
Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2014)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2023)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 5, 2014)

4.2	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2021)

10.1+	Amended and Restated 2005 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.2+

Form of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2005 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.3◊

Transfer Contract for the Right to the Use of State-owned Land, dated December 29, 2009, between Amphastar Nanjing Pharmaceuticals Co., Ltd. and Nanjing Xingang Hi-Tech Company Limited (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.4◊

Investment Agreement, dated July 5, 2010, between Amphastar Nanjing Pharmaceuticals Co., Ltd. and the Management Committee of the Nanjing Economic and Technological Development Zone (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.5◊

Transfer Contract for the Right to the Use of State-owned Land, dated December 31, 2010, between Amphastar Nanjing Pharmaceuticals Co., Ltd. and Nanjing Xingang Hi-Tech Company Limited. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.6+	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.7+

Employment Agreement, dated May 19, 2014, between Amphastar Pharmaceuticals, Inc. and Jack Zhang (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.8+

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

Supply Agreement, dated July 31, 2014, between MannKind Corporation and Amphastar France Pharmaceuticals, S.A.S. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2014)

10.11

First Amendment to Supply Agreement, dated October 31, 2014, by and between MannKind Corporation, Amphastar France Pharmaceuticals, S.A.S., and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2014)

10.12†

Second Amendment to Supply Agreement, dated November 9, 2016, by and between MannKind Corporation, Amphastar France Pharmaceuticals, S.A.S., and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2017)

10.13

Business Loan Agreement, dated May 18, 2017, between Amphastar Pharmaceuticals, Inc. and East West Bank in the original principal sum of $9,000,000. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.14

Partnership Agreement by and between Zhang Chongqing, Bill Zhang and Applied Physics & Chemistry Laboratories, Inc. dated July 27, 2018. (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018)

10.15

Fourth Amendment to Supply Agreement, dated December 24, 2018, by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018)

10.16*

Fifth Amendment to the Supply Agreement by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc., dated August 2, 2019. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2019)

10.17

Amphastar Pharmaceuticals, Inc. Employee Deferred Compensation Plan, effective December 1, 2019. (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2020)

10.18+

Amphastar Pharmaceuticals, Inc. 2015 Equity Incentive Plan, as amended and restated effective as of November 3, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2020)

10.19*

Sixth Amendment to the Supply Agreement by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc., dated May 24, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.20*

Share Purchase Agreement by and between Amphastar Pharmaceuticals, Inc., Nanjing Zhongpan Enterprise Management Consulting Center (LLP), Nanjing Zhanrun Enterprise Management Consulting Center (LLP), and Listening Dragon Investment Company Limited, dated May 6, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.21*

Share Repurchase Agreement by and between Amphastar Pharmaceuticals, Inc., Nanjing Qianqia Enterprise Management Consulting (LLP), Nanjing Zhongpan Enterprise Management Consulting Center (LLP), and Nanjing Zhanrun Enterprise Management Consulting Center (LLP), dated May 6, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.22

Credit Agreement dated August 4, 2021, between Amphastar Pharmaceuticals, Inc. and Capital One N.A. in the original sum of $140,000,000 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2021)

10.23*

Share Purchase Agreement by and between Amphastar Pharmaceuticals, Inc. and Nanjing Quanqia Enterprise Management Consulting, LLP, dated August 19, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2021)

10.24*

Contract Manufacturing Agreement by and between Amphastar Nanjing Pharmaceutical, Co. Ltd. and Nanjing Hanxin Pharmaceutical Technology Co., Ltd, dated April 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2022)

10.25*

Contract Research Agreement by and between Amphastar Pharmaceuticals, Inc. and Nanjing Hanxin Pharmaceutical Technology Co., Ltd., dated July 5, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2022)

10.26*

Supply Agreement by and between Amphastar Nanjing Pharmaceuticals, Inc. and Nanjing Letop Biotechnology Co. Ltd. dated November 15, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2022)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in signature pages hereto)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document –The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
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
Jack Y. Zhang
Chief Executive Officer
(Principal Executive Officer)

Date: March 1, 2023

AMPHASTAR PHARMACEUTICALS, INC.
(Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 1, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ JACK Y. ZHANG	Chief Executive Officer, President, and Director	March 1, 2023
Jack Yongfeng Zhang	(Principal Executive Officer)

/s/ MARY Z. LUO	Chairman, Chief Operating Officer	March 1, 2023
Mary Z. Luo	and Director

/s/ WILLIAM J. PETERS	Chief Financial Officer and Director (Principal	March 1, 2023
William J. Peters	Financial and Accounting Officer)

/s/ JACOB LIAWATIDEWI	Executive Vice President of Sales and Marketing,	March 1, 2023
Jacob Liawatidewi	Corporate Administration Center, and Director

/s/ GAYLE M. DEFLIN	Director	March 1, 2023
Gayle M. Deflin

/s/ DIANE G. GERST	Director	March 1, 2023
Diane G. Gerst

/s/ HOWARD LEE	Director	March 1, 2023
Howard Lee

/s/ FLOYD PETERSEN	Director	March 1, 2023
Floyd Petersen

/s/ RICHARD PRINS	Director	March 1, 2023
Richard Prins

/s/ MICHAEL A. ZASLOFF	Director	March 1, 2023
Michael A. Zasloff