Form 10-Q
period 2023-06-30
Amphastar Pharmaceuticals, Inc.
filed 2023-08-09
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

Large accelerated filer	⌧	Accelerated filer	◻

Non-accelerated filer	◻	Smaller reporting company	◻

		Emerging growth company	◻

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

The number of shares outstanding of the registrant’s only class of common stock as of August 2, 2023 was 48,855,602.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

Special Note About Forward-Looking Statements

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements relate to future events or future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the sales and marketing of our products;
●	our expectations regarding our newly acquired product, BAQSIMI®, including with respect to our ability to increase our revenues and derive certain benefits as a result of our acquisition of BAQSIMI®;
●	our ability to successfully acquire and integrate assets, including our ability to integrate BAQSIMI®;
●	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;
●	our business and operations in general, including: any resurgence of the COVID-19 pandemic, adverse impacts of the Russia-Ukraine conflict and related macroeconomic conditions on our business, financial condition, operations, cash flows and liquidity;
●	our ability to attract, hire, and retain highly skilled personnel;
●	interruptions to our manufacturing and production as a result of natural catastrophic events or other causes beyond our control such as power disruptions or widespread disease outbreaks, such as any resurgence of the COVID-19 pandemic and the Russia-Ukraine conflict;
●	global, national and local economic and market conditions, specifically with respect to geopolitical uncertainty, including the Russia-Ukraine conflict, inflation and rising interest rates;
●	the timing and likelihood of U.S. Food and Drug Administration, or FDA, approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;
●	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;
●	cost and delays resulting from the extensive pharmaceutical regulations to which we are subject;
●	our ability to compete in the development and marketing of our products and product candidates;
●	our expectations regarding the business of our Chinese subsidiary, Amphastar Nanjing Pharmaceuticals, Ltd., or ANP;
●	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;
●	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our active pharmaceutical ingredient, or API, customers;
●	the effects of reforms in healthcare regulations and reductions in pharmaceutical pricing, reimbursement and coverage;
●	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;
●	the amount of price concessions or exclusion of suppliers adversely affecting our business;
●	variations in intellectual property laws, our ability to establish and maintain intellectual property protection for our products and our ability to successfully defend our intellectual property in cases of alleged infringement;
●	the implementation of our business strategies, product development strategies and technology utilization;
●	the potential for exposure to product liability claims;
●	our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions, divestitures or investments, including the anticipated benefits of such acquisitions, divestitures or investments;
●	our ability to expand internationally;
●	economic and industry trends and trend analysis;
●	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
●	the impact of trade tariffs, export or import restrictions, or other trade barriers;
●	the impact of Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate including the potential for drug price controls;
●	the impact of global and domestic tax reforms;
●	the timing for completion and the validation of the new construction at our ANP and Amphastar facilities;
●	the timing and extent of share buybacks; and
●	our financial performance expectations, including our expectations regarding our backlog, revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$148,595	$156,098
Restricted cash	2,685	235
Short-term investments	14,541	19,664
Restricted short-term investments	2,200	2,200
Accounts receivable, net	104,715	88,804
Inventories	104,617	103,584
Income tax refunds and deposits	1,329	171
Prepaid expenses and other assets	5,872	7,563
Total current assets	384,554	378,319

Property, plant, and equipment, net	278,526	238,266
Finance lease right-of-use assets	657	753
Operating lease right-of-use assets	26,327	25,554
Investment in unconsolidated affiliate	1,462	2,414
Goodwill and intangible assets, net	625,603	37,298
Other assets	20,269	20,856
Deferred tax assets	40,868	38,527
Total assets	$1,378,266	$741,987

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$217,536	$84,242
Income taxes payable	17,696	4,571
Current portion of long-term debt	12,920	3,046
Current portion of operating lease liabilities	3,133	3,003
Total current liabilities	251,285	94,862

Long-term reserve for income tax liabilities	7,225	7,225
Long-term debt, net of current portion and unamortized debt issuance costs	488,280	72,839
Long-term operating lease liabilities, net of current portion	24,407	23,694
Deferred tax liabilities	201	144
Other long-term liabilities	17,633	14,565
Total liabilities	789,031	213,329
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 59,068,477 and 48,818,806 shares issued and outstanding as of June 30, 2023 and 58,110,231 and 48,112,069 shares issued and outstanding as of December 31, 2022, respectively	6	6
Additional paid-in capital	471,110	455,077
Retained earnings	323,880	271,723
Accumulated other comprehensive loss	(8,324)	(8,624)
Treasury stock	(197,437)	(189,524)
Total equity	589,235	528,658
Total liabilities and stockholders’ equity	$1,378,266	$741,987

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenues	$145,712	$123,467	$285,734	$243,835
Cost of revenues	72,974	60,111	139,156	124,653
Gross profit	72,738	63,356	146,578	119,182

Operating expenses:
Selling, distribution, and marketing	6,718	5,756	13,827	11,275
General and administrative	12,281	9,979	25,764	22,449
Research and development	16,843	22,798	36,658	39,021
Total operating expenses	35,842	38,533	76,249	72,745

Income from operations	36,896	24,823	70,329	46,437

Non-operating income (expenses):
Interest income	1,030	229	1,954	410
Interest expense	(3,602)	(397)	(4,000)	(752)
Other income (expenses), net	(1,516)	(1,504)	(1,906)	6,089
Total non-operating income (expenses), net	(4,088)	(1,672)	(3,952)	5,747

Income before income taxes	32,808	23,151	66,377	52,184
Income tax provision	6,383	5,551	13,135	9,628
Income before equity in losses of unconsolidated affiliate	26,425	17,600	53,242	42,556

Equity in losses of unconsolidated affiliate	(301)	(254)	(1,086)	(957)

Net income	$26,124	$17,346	$52,156	$41,599

Net income per share:
Basic	$0.54	$0.35	$1.08	$0.86

Diluted	$0.49	$0.33	$0.99	$0.79

Weighted-average shares used to compute net income per share:
Basic	48,404	48,864	48,202	48,501

Diluted	53,102	53,227	52,536	52,603

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$26,124	$17,346	$52,156	$41,599

Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	(56)	(1,464)	300	(1,944)
Total other comprehensive income (loss)	(56)	(1,464)	300	(1,944)

Total comprehensive income	$26,068	$15,882	$52,456	$39,655

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	loss	Shares	Amount	Total
Balance as of December 31, 2022	58,110,231	$6	$455,077	$271,723	$(8,624)	(9,998,162)	$(189,524)	$528,658
Net income	—	—	—	26,032	—	—	—	26,032
Other comprehensive income	—	—	—	—	356	—	—	356
Purchase of treasury stock	—	—	—	—	—	(263,131)	(8,015)	(8,015)
Issuance of common stock in connection with the Company's equity plans	330,300	—	(4,565)	—	—	—	—	(4,565)
Share-based compensation expense	—	—	6,111	—	—	—	—	6,111
Balance as of March 31, 2023	58,440,531	$6	$456,623	$297,755	$(8,268)	(10,261,293)	$(197,539)	$548,577
Net income	—	—	—	26,124	—	—	—	26,124
Other comprehensive loss	—	—	—	—	(56)	—	—	(56)
Purchase of treasury stock	—	—	—	—	—	(3,585)	(129)	(129)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(231)	—	—	15,207	231	—
Issuance of common stock in connection with the Company's equity plans	627,946	—	9,853	—	—	—	—	9,853
Share-based compensation expense	—	—	4,865	—	—	—	—	4,865
Balance as of June 30, 2023	59,068,477	$6	$471,110	$323,880	$(8,324)	(10,249,671)	$(197,437)	$589,235

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	loss	Shares	Amount	Total
Balance as of December 31, 2021	56,440,202	$6	$422,423	$180,337	$(6,765)	(8,725,290)	$(150,479)	$445,522
Net income	—	—	—	24,253	—	—	—	24,253
Other comprehensive loss	—	—	—	—	(480)	—	—	(480)
Purchase of treasury stock	—	—	—	—	—	(51,168)	(1,229)	(1,229)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(428)	—	—	33,231	428	—
Issuance of common stock in connection with the Company's equity plans	1,055,200	—	6,437	—	—	—	—	6,437
Share-based compensation expense	—	—	5,022	—	—	—	—	5,022
Balance as of March 31, 2022	57,495,402	$6	$433,454	$204,590	$(7,245)	(8,743,227)	$(151,280)	$479,525
Net income	—	—	—	17,346	—	—	—	17,346
Other comprehensive loss	—	—	—	—	(1,464)	—	—	(1,464)
Purchase of treasury stock	—	—	—	—	—	(189,840)	(6,118)	(6,118)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(430)	—	—	29,019	430	—
Issuance of common stock in connection with the Company's equity plans	400,935	—	5,783	—	—	—	—	5,783
Share-based compensation expense	—	—	4,235	—	—	—	—	4,235
Balance as of June 30, 2022	57,896,337	$6	$443,042	$221,936	$(8,709)	(8,904,048)	$(156,968)	$499,307

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$52,156	$41,599
Reconciliation to net cash provided by operating activities:
Loss on disposal of assets	7	(58)
Impairment of long-lived assets	2,700	—
Loss (gain) on interest rate swaps and foreign currency transactions, net	2,434	(298)
Depreciation of property, plant, and equipment	12,121	11,411
Amortization of product rights, trademarks, and patents	471	504
Operating lease right-of-use asset amortization	1,825	1,709
Amortization of debt issuance costs and debt modification costs	3,249	192
Equity in losses of unconsolidated affiliate	1,086	957
Share-based compensation expense	10,976	9,257
Changes in operating assets and liabilities:
Accounts receivable, net	(10,533)	(2,178)
Inventories	(767)	(7,422)
Prepaid expenses and other assets	740	468
Income tax refunds, deposits, and payable, net	11,967	(14,235)
Operating lease liabilities	(1,750)	(1,468)
Accounts payable and accrued liabilities	8,623	13,142
Net cash provided by operating activities	95,305	53,580

Cash Flows From Investing Activities:
BAQSIMI® acquisition	(500,829)	—
Purchases and construction of property, plant, and equipment	(18,531)	(12,101)
Proceeds from the sale of property, plant and equipment	—	421
Purchase of investments	(19,774)	(12,004)
Maturity of investments	25,151	6,391
Deposits and other assets	(932)	3
Net cash used in investing activities	(514,915)	(17,290)

Cash Flows From Financing Activities:
Proceeds from equity plans, net of withholding tax payments	5,288	12,220
Purchase of treasury stock	(8,143)	(7,346)
Debt issuance costs	(14,150)	(89)
Proceeds from issuance of long-term debt	500,000	—
Principal payments on long-term debt	(68,432)	(1,131)
Net cash provided by financing activities	414,563	3,654

Effect of exchange rate changes on cash	(6)	(140)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,053)	39,804

Cash, cash equivalents, and restricted cash at beginning of period	156,333	126,588

Cash, cash equivalents, and restricted cash at end of period	$151,280	$166,392

Noncash Investing and Financing Activities:
Deferred payment for BAQSIMI® acquisition	$127,276	$—
Capital expenditures included in accounts payable	$3,681	$5,539
Operating lease right-of-use assets in exchange for operating lease liabilities	$2,598	$1,777

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$2,772	$1,167
Income taxes paid	$1,322	$23,964

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

The Company’s subsidiaries include: (1) International Medication Systems, Limited, or IMS, (2) Armstrong Pharmaceuticals, Inc., or Armstrong, (3) Amphastar Nanjing Pharmaceuticals Inc., or ANP, (4) Amphastar France Pharmaceuticals, S.A.S., or AFP, (5) Amphastar UK Ltd., or AUK, (6) International Medication Systems (UK) Limited, or IMS UK, and (7) Amphastar Medication Co., LLC, or Amphastar Medication.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The principal accounting estimates include: fair value of acquired assets, determination of allowances for credit losses, fair value of financial instruments, allowance for discounts, provision for chargebacks and rebates, provision for product returns, adjustment of inventory to its net realizable value, impairment of investments, long-lived and intangible assets and goodwill, accrual for workers’ compensation liabilities, litigation reserves, stock price volatility for share-based compensation expense, valuation allowances for deferred tax assets, and liabilities for uncertain income tax positions.

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

The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature were a $0.1 million loss and a $0.5 million gain for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, the unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature were a $2.1 million loss and a $2.7 million loss, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Comprehensive Income

The Company’s comprehensive income includes its foreign currency translation gains and losses as well as its share of other comprehensive income from its equity method investments.

Acquisitions

The Company evaluates acquisitions and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and substantive processes that have the ability to create outputs, which would meet the definition of a business.

Acquisitions meeting the definition of business combinations are accounted for using the acquisition method of accounting, which requires that the purchase price be allocated to the net assets acquired at their respective fair values. In a business combination, any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

For asset acquisitions, a cost accumulation model is used to determine the cost of an asset acquisition. Direct transaction costs are recognized as part of the cost of an asset acquisition. The cost of an asset acquisition, including transaction costs, is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis, with the exception of non-qualifying assets. Goodwill is not recognized in an asset acquisition. When a transaction accounted for as an asset acquisition includes an in-process research and development, or IPR&D, asset, the IPR&D asset is only capitalized if it has an alternative future use other than in a particular research and development project. Asset acquisitions may include contingent consideration arrangements that encompass obligations to make future payments to sellers contingent upon the achievement of future financial targets. Contingent consideration, including assumed contingent considerations, is not recognized until all contingencies are resolved and the consideration is paid or becomes payable (unless contingent considerations meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired), at which point the consideration is allocated to the assets acquired based on their relative fair values at the acquisition date, with the exception of non-qualifying assets.

Judgments are used in determining estimates of useful lives of long-lived assets. Useful life estimates are based on, among other factors, estimates of expected future net cash flows, the assessment of each asset’s life cycle, and the impact of competitive trends on each asset’s life cycle and other factors. These judgments can materially impact the estimates used to allocate purchase consideration to assets acquired and liabilities assumed, and the resulting timing and amounts charged to or recognized in current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

Advertising Expense

Advertising expenses, primarily associated with Primatene MIST®, are recorded as they are incurred, except for expenses related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented, and are reflected as a component of selling, distribution and marketing in the Company’s condensed consolidated statements of operations. For the three and six months ended June 30, 2023, advertising expenses were $2.9 million and $6.2 million, respectively. For the three and six months ended June 30, 2022, advertising expenses were $2.5 million and $4.9 million, respectively.

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

From time to time, the Company may enter into forward currency contracts to lock in currency exchange rates to manage its foreign currency exchange rate exposure. The Company’s interest rate swaps and forward currency contracts have not been designated as hedging instruments and, therefore are recorded at their fair values at the end of each reporting period with changes in fair value recorded in other income (expenses) on the condensed consolidated statements of operations. As of June 30, 2023, the Company did not have any unsettled forward currency contracts to purchase foreign currency. As of December 31, 2022, the Company had an unsettled forward currency contract to purchase foreign currency with a fair value of approximately $0.2 million, based on Level 2 inputs, which was recorded as a liability in the accounts payable and accrued liabilities line in the condensed consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and highly liquid investments with original maturities of three months or less.

Investments

Investments as of June 30, 2023 and December 31, 2022 consisted of certificates of deposit and investment grade corporate and municipal bonds with original maturity dates between three and fifteen months.

Restricted Cash

Restricted cash is collateral required for the Company to guarantee certain vendor payments in France and China. As of June 30, 2023 and December 31, 2022, the restricted cash balance was $2.7 million and $0.2 million, respectively.

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letters of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months, but less than one year. As of June 30, 2023 and December 31, 2022, the balance of restricted short-term investments was $2.2 million.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt Issuance Costs

Debt issuance costs related to non-revolving debt are recognized as a reduction to the related debt balance in the accompanying condensed consolidated balance sheets and amortized to interest expense over the contractual term of the related debt using the effective interest method. Debt issuance costs associated with revolving debt are capitalized within other long-term assets on the condensed consolidated balance sheets and are amortized to interest expense over the term of the related revolving debt.

Impairment of Long Lived Assets, including Identifiable Definite-Lived Intangible Assets

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

Note 3. BAQSIMI® Acquisition

On June 30, 2023, the Company completed its acquisition of BAQSIMI® glucagon nasal powder, or BAQSIMI® pursuant to an asset purchase agreement, or the Purchase Agreement, with Eli Lilly & Company, or Lilly, dated April 21, 2023. In connection with the closing of the transaction, or the Closing, the Company paid Lilly $500.0 million in cash. In addition, the Company is required to pay Lilly a $125.0 million guaranteed payment on the first anniversary of the closing. The Company is also required to pay Lilly $4.0 million upon the assignment of certain contracts to the Company after the first anniversary of the Closing, but no later than 18 months after the Closing. The Company may also be required to pay additional contingent consideration of up to $450.0 million to Lilly based on the achievement of certain milestones. In addition, the Company assumed certain contingent consideration of Lilly, which would require the Company to pay up to an aggregate of $125.0 million based on the achievement of annual net sales milestones of $350.0 million, $400.0 million and $600.0 million.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

more of Milestone Products in any one year during the first five years after the Closing; and (iii) a one-time payment of $150.0 million if the Company achieves total cumulative net sales of $950.0 million or more of the Milestone Products for the first five years after the Closing.

The Company has accounted for the BAQSIMI® acquisition as an asset acquisition in accordance with Accounting Standard Codification, or ASC, 805, Business Combinations, as substantially all the fair value of the assets acquired is concentrated in a single identifiable asset, BAQSIMI® product rights. The BAQSIMI® product rights include the license for the BAQSIMI® intellectual property, regulatory documentation, marketing authorizations, and domain names, which are considered a single asset as they are inextricably linked. As an asset acquisition, the cost to acquire the group of assets, including transaction costs, is allocated to the individual assets acquired based on their relative fair values, with the exception of non-qualifying assets.

The relative fair values of identifiable assets from the acquisition of BAQSIMI® are based on estimates of fair value using assumptions that the Company believes are reasonable.

Manufacturing Services Agreement

In connection with the Closing, the Company entered into a Manufacturing Services Agreement, or the MSA, with Lilly, pursuant to which Lilly has agreed, for a period of time not to exceed 18 months, to provide certain manufacturing, packaging, labeling and supply services for BAQSIMI® directly or through third-party contractors to the Company in connection with its operation of the development, manufacture, and commercialization of BAQSIMI®. Upon termination of the MSA, the Company will be obligated to purchase all API, components, and finished goods on hand at prices agreed upon in the MSA.

Transition Services Agreement

In connection with the Closing, the Company entered into a Transition Services Agreement, or the TSA, with Lilly pursuant to which Lilly has agreed, for a period of time not to exceed 18 months, to provide certain services to the Company to support the transition of BAQSIMI® operations to the Company, including with respect to the conduct of certain clinical, regulatory, medical affairs, and commercial sales channel activities.

The following table summarizes the aggregate amount paid for the assets acquired by the Company in connection with the acquisition of BAQSIMI®:

Fair Value
(in thousands)
Cash payment	$500,000
Fair value of deferred cash payment	121,699
Transaction costs	6,406
Total purchase price	$628,105

The total purchase price was allocated to the acquired assets based on their relative fair values, as follow:

Fair Value
(in thousands)
Property, plant, and equipment	$34,426
BAQSIMI® product rights	591,338
Deferred tax assets	2,341
Total assets acquired	$628,105

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is amortizing the acquired intangible asset on a straight line basis over its estimated useful life of 24 years (See Note 10 for additional information).

The fair value of the deferred cash payment is being accreted to the full $129.0 million amount over a one-year period through interest expense.

Credit Agreement

On June 30, 2023, in conjunction with the Company’s acquisition of BAQSIMI®, the Company entered into a $700.0 million syndicated credit agreement, or the Credit Agreement, by and among the Company, certain subsidiaries of the Company, as guarantors, certain lenders, and Wells Fargo Bank, National Association, or Wells Fargo, as Administrative Agent (in such capacity, “Agent”).

The Credit Agreement provides for a senior secured term loan in an aggregate principal amount of $500.0 million, or the Term Loan. The Term Loan matures on the June 30, 2028.

The Credit Agreement also provides a senior secured revolving credit facility, or the Revolving Credit Facility, in an aggregate principal amount of $200.0 million, with a $15.0 million letter of credit sublimit and a $15.0 million swingline loan sublimit. The Revolving Credit Facility matures on June 30, 2028. As of June 30, 2023, the Company had no borrowings outstanding under the Revolving Credit Facility.

Proceeds from the Term Loan were used to finance the acquisition of BAQSIMI®.

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

Service revenues derived from research and development contracts are recognized over time based on progress toward satisfaction of the performance obligation. For each performance obligation satisfied over time, the Company assesses the proper method to be used for revenue recognition, either an input method to measure progress toward the satisfaction of services or an output method of determining the progress of completion of performance obligation. For the three and six months ended June 30, 2023, revenues from research and development services at ANP were $1.2 million and $1.3 million, respectively. For the three and six months ended June 30, 2022, revenues from research and development services at ANP were $0.7 million and $1.3 million, respectively.

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

The provision for chargebacks and rebates is reflected as a component of net revenues. The following table is an analysis of the chargeback and rebate provision:

	Six Months Ended
	June 30,
	2023	2022

	(in thousands)
Beginning balance	$26,606	$20,167
Provision for chargebacks and rebates	143,792	96,593
Credits and payments issued to third parties	(141,584)	(94,526)
Ending balance	$28,814	$22,234

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

Of the provision for chargebacks and rebates as of June 30, 2023 and December 31, 2022, $21.8 million and $20.5 million were included as a reduction to accounts receivable, net, on the condensed consolidated balance sheets, respectively. The remaining provision as of June 30, 2023 and December 31, 2022 of $7.0 million and $6.1 million, respectively, which were included in accounts payable and accrued liabilities in the condensed consolidated balance sheets.

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

The provision for product returns is reflected as a component of net revenues. The following table is an analysis of the product return liability:

	Six Months Ended
	June 30,
	2023	2022

	(in thousands)
Beginning balance	$19,451	$21,677
Provision for product returns	2,160	2,929
Credits issued to third parties	(2,825)	(3,341)
Ending balance	$18,786	$21,265

Of the provision for product returns as of June 30, 2023 and December 31, 2022, $13.8 million and $14.9 million, were included in accounts payable and accrued liabilities on the condensed consolidated balance sheets, respectively. The remaining provision as of June 30, 2023 and December 31, 2022 of $5.0 million and $4.6 million, were included in other long-term liabilities, respectively. For the six months ended June 30, 2023 and 2022, the Company’s aggregate product return rate was 1.2% and 1.6% of qualified sales, respectively.

Note 5. Net Income per Share

Basic net income per share is calculated based upon the weighted-average number of shares outstanding during the period. Diluted net income per share gives effect to all potentially dilutive shares outstanding during the period, such as stock options, non-vested restricted stock units and shares issuable under the Company’s Employee Stock Purchase Plan, or ESPP.

For the three and six months ended June 30, 2023, options to purchase 45,464 shares of stock, with a weighted-average exercise price of $46.01 per share, were excluded in the computation of diluted net income per share because the effect would be anti-dilutive.

For the three and six months ended June 30, 2022, options to purchase 12,296 and 706,411 shares of stock, respectively, with a weighted-average exercise price of $37.41 per share and $34.79 per share, respectively, were excluded in the computation of diluted net income per share because the effect would be anti-dilutive.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the calculation of basic and diluted net income per share for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands, except per share data)
Basic and dilutive numerator:
Net income	$26,124	$17,346	$52,156	$41,599
Denominator:
Weighted-average shares outstanding — basic	48,404	48,864	48,202	48,501

Net effect of dilutive securities:
Incremental shares from equity awards	4,698	4,363	4,334	4,102
Weighted-average shares outstanding — diluted	53,102	53,227	52,536	52,603
Net income per share — basic	$0.54	$0.35	$1.08	$0.86
Net income per share — diluted	$0.49	$0.33	$0.99	$0.79

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

BAQSIMI® related revenues and cost of sales will be accounted for as a component of the finished pharmaceutical products segment, but as the transaction closed on June 30, 2023, no amounts were recorded in revenue or cost of sales in the three and six months ended June 30, 2023.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information by reporting segment is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Net revenues:
Finished pharmaceutical products	$142,866	$120,123	$278,876	$236,669
API	2,846	3,344	6,858	7,166
Total net revenues	145,712	123,467	285,734	243,835

Gross profit (loss):
Finished pharmaceutical products	77,067	67,084	153,243	124,023
API	(4,329)	(3,728)	(6,665)	(4,841)
Total gross profit	72,738	63,356	146,578	119,182

Operating expenses	35,842	38,533	76,249	72,745

Income from operations	36,896	24,823	70,329	46,437
Non-operating income	(4,088)	(1,672)	(3,952)	5,747

Income before income taxes	$32,808	$23,151	$66,377	$52,184

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Finished pharmaceutical products net revenues:
Glucagon	$27,276	$11,795	$52,972	$22,779
Primatene MIST®	16,520	18,974	40,003	43,671
Epinephrine	16,714	18,119	36,805	33,275
Lidocaine	14,006	16,042	27,652	26,632
Phytonadione	17,855	13,381	25,568	23,856
Enoxaparin	7,872	9,031	17,739	19,155
Naloxone	5,102	7,193	10,059	14,606
Other finished pharmaceutical products	37,521	25,588	68,078	52,695
Total finished pharmaceutical products net revenues	$142,866	$120,123	$278,876	$236,669

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amount of depreciation and amortization expense included in cost of revenues, by reporting segment, is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Depreciation and amortization expense
Finished pharmaceutical products	$2,081	$2,059	$4,527	$3,853
API	982	937	1,935	1,885
Total depreciation and amortization expense	$3,063	$2,996	$6,462	$5,738

Net revenues and carrying values of long-lived assets by geographic regions are as follows:

	Net Revenue				Long-Lived Assets
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2023	2022	2023	2022	2023	2022

	(in thousands)
United States	$143,895	$120,786	$281,853	$237,900	$768,988	$136,328
China	1,182	766	1,309	1,699	89,236	88,647
France	635	1,915	2,572	4,236	38,624	39,598
Total	$145,712	$123,467	$285,734	$243,835	$896,848	$264,573

Note 7. Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. The Company considers these three customers to be its major customers, as each individually, and these customers collectively, represented a significant percentage of the Company’s net revenue for the three and six months ended June 30, 2023 and 2022, and accounts receivable as of June 30, 2023 and December 31, 2022, respectively. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
			Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2023	2022	2023	2022	2023	2022
McKesson	40%	32%	31%	22%	27%	20%
AmerisourceBergen	13%	16%	21%	24%	22%	23%
Cardinal Health	17%	19%	17%	17%	16%	16%

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

As of June 30, 2023, cash equivalents include money market accounts and corporate and municipal bonds with original maturities of less than three months. Investments consist of certificates of deposit as well as investment-grade corporate, agency and municipal bonds with original maturity dates between three and twelve months. The certificates of deposit are carried at amortized cost in the Company’s condensed consolidated balance sheets, which approximates their fair value determined based on Level 2 inputs. The corporate, agency and municipal bonds are classified as held-to-maturity and are carried at amortized cost net of allowance for credit losses, which approximates their fair value determined based on Level 2 inputs. The restrictions on restricted cash and investments have an immaterial effect on the fair value of these financial assets.

The fair value of the Company’s financial assets and liabilities measured on a recurring basis as of June 30, 2023 and December 31, 2022, are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Cash equivalents	$92,576	$92,576	$—	$—
Restricted cash	2,684	2,684	—	—
Restricted short-term investments	2,200	—	2,200	—
Corporate, agency and municipal bonds	14,433	—	14,433	—
Interest rate swaps related to variable rate loans	(1,526)	—	(1,526)	—
Fair value measurement as of June 30, 2023	$110,367	$95,260	$15,107	$—

Cash equivalents	$130,199	$130,199	$—	$—
Restricted cash	235	235	—	—
Short-term investments	4,600	—	4,600	—
Restricted short-term investments	2,200	—	2,200	—
Corporate, agency and municipal bonds	14,931	—	14,931	—
Interest rate swaps related to variable rate loans	6,048	—	6,048	—
Fair value measurement as of December 31, 2022	$158,213	$130,434	$27,779	$—

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company does not hold any Level 3 instruments that are measured at fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include investments in unconsolidated affiliates, long-lived assets, goodwill, and intangible assets for which the fair value is determined as part of an impairment test. As of June 30, 2023, and December 31, 2022, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

The Company’s deferred compensation plan assets are valued using the cash surrender value of the life insurance policies and are not included in the table above.

Note 9. Investments

A summary of the Company’s investments that are classified as held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Corporate and agency bonds (due within 1 year)	$14,239	$—	$(11)	$14,228
Municipal bonds (due within 1 year)	205	—	—	205
Total investments as of June 30, 2023	$14,444	$—	$(11)	$14,433

Corporate and agency bonds (due within 1 year)	$21,612	$—	$(60)	$21,552
Municipal bonds (due within 1 year)	1,903	—	(2)	1,901
Total investments as of December 31, 2022	$23,515	$—	$(62)	$23,453

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

Investment in unconsolidated affiliate

The Company accounts for its share of the earnings or losses of its unconsolidated affiliate (Nanjing Hanxin Biomedical Testing Service Co., Ltd., or Hanxin) with a reporting lag of three months, as the financial statements of Hanxin are not completed on a basis that is sufficient for the Company to apply the equity method on a current basis. The Company’s share of Hanxin’s losses for the three and six months ended June 30, 2023 was $0.3 million and $1.1 million, respectively, which was recorded in the “Equity in losses of unconsolidated affiliate” line on the condensed consolidated statement of operations. The Company’s share of Hanxin’s losses for the three and six months ended June 30, 2022, was $0.3 million and $1.0 million, respectively, which was recorded in the “Equity in losses of unconsolidated affiliate” line on the condensed consolidated statement of operations.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights(1)	24	$591,338	$—	$591,338
IMS (UK) international product rights(2)	10	8,462	8,462	—
Patents	12	486	369	117
Land-use rights	39	2,540	782	1,758
Subtotal	23	602,826	9,613	593,213
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,165	—	3,165
Subtotal	*	32,390	—	32,390
As of June 30, 2023	*	$635,216	$9,613	$625,603

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights(2)	10	$8,462	$5,430	$3,032
Patents	12	486	362	124
Land-use rights	39	2,540	749	1,791
Subtotal	11	11,488	6,541	4,947
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,126	—	3,126
Subtotal	*	32,351	—	32,351
As of December 31, 2022	*	$43,839	$6,541	$37,298

* Intangible assets with indefinite lives have an indeterminable average life.

(1)	See Note 3.
(2)

In June 2023, the Company recorded an impairment related to its IMS (UK) international product rights in the amount of $2.7 million. The Company recorded the impairment in the cost of revenue line in its condensed consolidated statement of operations for the three and six months ended June 30, 2023

Goodwill

The changes in the carrying amounts of goodwill are as follows:

	June 30,	December 31,
	2023	2022

	(in thousands)
Beginning balance	$3,126	$3,313
Currency translation	39	(187)
Ending balance	$3,165	$3,126

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization

As of June 30, 2023, the expected amortization expense for all intangible assets during the next five fiscal years ended December 31 and thereafter is as follows:

(in thousands)
2023	$12,359
2024	24,718
2025	24,718
2026	24,718
2027	24,718
Thereafter	481,982
Total amortizable intangible assets	593,213
Indefinite-lived intangibles	32,390
Total intangibles (net of accumulated amortization)	$625,603

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene MIST®, an over-the-counter bronchodilator product, recorded at the allocated fair value of $29.2 million, which is its carrying value as of June 30, 2023.

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

BAQSIMI® Product Rights

As discussed in Note 3, in June 2023, the Company acquired the BAQSIMI® product rights. BAQSIMI® is an emergency nasal spray used to treat severe hypoglycemia. The BAQSIMI® product rights intangible asset is amortized over its estimated useful life of 24 years.

In determining the BAQSIMI® product rights’ useful life, the Company considered the following: the expected use of the intangible asset; the longevity of the brand; the legal, regulatory and contractual provisions that affect their maximum useful life; the Company’s ability to renew or extend the asset’s legal or contractual life without substantial costs; effects of the regulatory environment; expected changes in distribution channels; maintenance expenditures required to obtain the expected future cash flows from the asset; and considerations for obsolescence, demand, competition and other economic factors.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2023	2022

	(in thousands)
Raw materials and supplies	$44,630	$47,607
Work in process	31,771	37,090
Finished goods	28,216	18,887
Total inventories	$104,617	$103,584

Charges of $8.3 million and $10.2 million were included in the cost of revenues in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2023, respectively, to adjust the Company’s inventory and related firm purchase commitments to their net realizable value. For the three and six months ended June 30, 2022, charges of $0.6 million and $8.6 million were included in the cost of revenues, respectively, to adjust the Company’s inventory and related firm purchase commitments to their net realizable value.

Losses on firm purchase commitments related to raw materials on order as of June 30, 2023 and December 31, 2022 were $4.5 million and $2.7 million, respectively, which are recorded in cost of revenues in the Company’s condensed consolidated statement of operations.

Note 12. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	June 30,	December 31,
	2023	2022

	(in thousands)
Buildings	$131,438	$130,726
Leasehold improvements	31,535	31,535
Land	7,465	7,451
Machinery and equipment	257,722	208,068
Furniture, fixtures, and automobiles	30,693	29,674
Construction in progress	52,024	50,842
Total property, plant, and equipment	510,877	458,296
Less accumulated depreciation	(232,351)	(220,030)
Total property, plant, and equipment, net	$278,526	$238,266

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2023	2022

	(in thousands)
Accrued customer fees and rebates	$17,764	$14,198
Accrued payroll and related benefits	24,912	22,847
Accrued product returns, current portion	13,845	14,867
Accrued loss on firm purchase commitments	5,187	2,686
Accrued payments for BAQSIMI®	126,760	—
Other accrued liabilities	10,236	9,143
Total accrued liabilities	198,704	63,741
Accounts payable	18,832	20,501
Total accounts payable and accrued liabilities	$217,536	$84,242

Note 14. Debt

Debt consists of the following:

	June 30,	December 31,
	2023	2022

	(in thousands)
Term Loan

Wells Fargo Bank Term Loan due June 2028	$500,000	$—
Capital One N.A. Term Loan paid off June 2023	—	68,250

Mortgage Loans

Mortgage payable with East West Bank due June 2027	8,104	8,188

Other Loans and Payment Obligations

French government loans due December 2026	212	204

Line of Credit Facilities

Line of credit facility with China Merchant Bank expired April 2023	—	—
Wells Fargo Bank Revolving line of credit facility due June 2028	—	—
Capital One N.A. Revolving line of credit facility closed in June 2023	—	—

Equipment under Finance Leases	692	790
Total debt	509,008	77,432
Less current portion of long-term debt	12,920	3,046
Less: Loan issuance costs	7,808	1,547
Long-term debt, net of current portion and unamortized debt issuance costs	$488,280	$72,839

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Agreements

Syndicated Credit Agreement with Wells Fargo Bank, National Association - Due June 2028

In June 2023, in connection with the BAQSIMI® acquisition, the Company entered into a $700.0 million syndicated credit agreement with Wells Fargo acting as administrative agent. Under the terms of the Credit Agreement, the Company borrowed $500.0 million in the form of a term loan, or the Wells Fargo Bank Term Loan. Proceeds from the loan were used to finance the acquisition of BAQSIMI®. The interest rate on the term loan is based on a variable interest rate at the one-month Secured Overnight Financing Rate, or SOFR, rate, plus an applicable margin rate ranging between 0.5% and 2.5%, determined based on the Company’s net leverage ratio as defined by the terms of the agreement. The loan matures in June 2028.

The loan requires principal payments of $12.5 million for the first year, which increases to $25.0 million during the second year, and $37.5 million during the third, fourth and fifth years, with the remaining balance due at maturity. The loan is secured by substantially all of the Company’s U.S. assets.

The Credit Agreement provides for a $200.0 million revolving credit facility, or the Wells Fargo Bank Revolving line of credit facility, with a $15.0 million letter of credit sublimit and a $15.0 million swingline loan sublimit, which bears the same interest rate as the term loan.

In conjunction with the new credit agreement, the Company entered into an interest rate swap agreement with Wells Fargo, with a notional amount of $250.0 million to exchange the variable interest rate on the new term for a fixed rate of 4.04%. The interest swap agreement had a fair value of $1.8 million loss as of June 30, 2023.

For lenders that were part of the previous credit agreement with Capital One N.A. as well as the new Credit Agreement, the transaction was accounted for as a modification under ASC 470-50, Debt Modifications and Extinguishments, based on a comparison of the present value of the cash flows for each lender under the terms of the debt immediately before and after the transaction, which resulted in a change of less than 10%.

The Company incurred approximately $14.3 million in issuance costs in connection with this Credit Agreement, of which $3.0 million represented debt modification costs and were charged to interest expense in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2023.

Debt issuance costs associated with the Credit Agreement (other than its Revolving Credit Facility component) are presented as a reduction to the carrying value of the related debt, while debt issuance costs associated with the Revolving Credit Facility are capitalized within other long-term assets on the condensed consolidated balance sheets.

Total unamortized debt issuance costs as of June 30, 2023 were $12.5 million which is being amortized over the term of the Credit Agreement using the effective interest rate method.

Syndicated Credit Agreement with Capital One N.A. – Paid off June 2023

In August 2021, the Company entered into a $140.0 million credit agreement with Capital One N.A. acting as a lender and as agent for other lenders. Under the terms of the credit agreement, the Company borrowed $70.0 million in the form of a term loan, or the Capital One N.A. Term Loan. Proceeds from the loan were used to pay down certain of the Company’s outstanding loans and revolving lines of credit with Cathay Bank and East West Bank. The interest rate on the term loan was based on a variable interest rate, plus an applicable margin rate ranging between 0.5% and 2.5%, determined based on the Company’s net leverage ratio as defined by the terms of the agreement. As a result of the credit agreement that the Company entered into with Wells Fargo in June 2023, the Company repaid all outstanding amounts under this loan.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization of debt issuance costs totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively. Amortization of debt issuance costs totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.

Interest Rate Swap Contracts

As of June 30, 2023, the fair value of the loans listed above approximated their carrying amount. The interest rate used in the fair value estimation was determined to be a Level 2 input. For the mortgage loan with East West Bank, as well as the term loan with Wells Fargo Bank, the Company has entered into fixed interest rate swap contracts to exchange the variable interest rates for fixed interest rates. The interest rate swap contracts are recorded at fair value in the other assets line in the condensed consolidated balance sheets. Changes in the fair values of interest rate swaps were $1.2 million loss and $2.2 million loss for the three and six months ended June 30, 2023, respectively. Changes in the fair values of interest rate swaps were $0.9 million gain and $3.9 million gain for the three and six months ended June 30, 2022, respectively.

Covenants

At June 30, 2023 and December 31, 2022, the Company was in compliance with all of its debt covenants.

Note 15. Income Taxes

The following table sets forth the Company’s income tax provision for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Income before taxes	$32,808	$23,151	$66,377	$52,184
Income tax provision	6,383	5,551	13,135	9,628
Income before equity in losses of unconsolidated affiliate	$26,425	$17,600	$53,242	$42,556
Income tax provision as a percentage of income before income taxes	19.5%	24.0%	19.8%	18.5%

The change in the Company’s effective tax rate for the three and six months ended June 30, 2023, was primarily due to differences in pre-tax income positions and timing of discrete tax items.

In connection with the purchase accounting for its acquisition of BAQSIMI®, the Company recorded a deferred tax asset of $2.3 million.

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

During the three months ended June 30, 2023, the Company determined its U.K. subsidiaries, AUK and IMS UK, more likely than not would not realize the benefits of their deferred tax assets. Therefore, the Company recorded a valuation allowance expense of an immaterial amount and will discontinue recognizing income tax benefits until sufficient taxable income is generated to realize their deferred tax assets.

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

Note 16. Stockholders' Equity

Share Buyback Program

Pursuant to the Company’s existing share buyback program, the Company purchased 3,585 and 266,716 shares of its common stock during the three and six months ended June 30, 2023, for total consideration of $0.1 million and $8.1 million, respectively. The Company purchased 189,840 and 241,008 shares of its common stock during the three and six months ended June 30, 2022, for total consideration of $6.1 million and $7.3 million, respectively.

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

Amended and Restated 2015 Equity Incentive Plan

As of June 30, 2023, the Company reserved an aggregate of 6,774,598 shares of common stock for future issuance under the Amended and Restated 2015 Equity Incentive Plan, or the 2015 Plan, including 1,202,802 shares, which were reserved in January 2023 pursuant to the evergreen provision in the 2015 Plan.

2014 Employee Stock Purchase Plan

As of June 30, 2023, the Company has issued 1,155,478 shares of common stock under the ESPP and 844,522 shares of its common stock remain available for issuance under the ESPP.

In May 2023, the Company issued 65,933 shares at a purchase price of $25.52 per share under the ESPP. For the three and six months ended June 30, 2023, the Company recorded ESPP expense of $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2022, the Company recorded ESPP expense of $0.2 million and $0.4 million, respectively.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

with service-based graded vesting schedules is recognized using the straight-line method over the requisite service period.

The weighted-averages for key assumptions used in determining the fair value of options granted during the three and six months ended June 30, 2023 and 2022, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Average volatility	40.2%	40.5%	41.4%	41.0%
Average risk-free interest rate	3.8%	3.0%	4.1%	2.3%
Weighted-average expected life in years	4.9	4.8	6.2	6.1
Dividend yield rate	—%	—%	—%	—%

A summary of option activity under all plans for the six months ended June 30, 2023, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2022	7,929,150	$17.66
Options granted	759,350	35.83
Options exercised	(642,019)	15.22
Options forfeited	(4,526)	29.60
Options expired	(500)	14.66
Outstanding as of June 30, 2023	8,041,455	$19.57	5.02	304,777
Exercisable as of June 30, 2023	5,945,056	$16.51	3.78	243,537
Vested and expected to vest as of June 30, 2023	7,814,400	$19.27	4.91	298,513
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s stock for those awards that have an exercise price below the estimated fair value at June 30, 2023.

For the three and six months ended June 30, 2023, the Company recorded expense of $2.3 million and $5.3 million, respectively, related to stock options granted under all plans. For the three and six months ended June 30, 2022, the Company recorded expense of $2.0 million and $4.5 million, respectively, related to stock options granted under all plans.

Information relating to option grants and exercises is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands, except per share data)
Weighted-average grant date fair value per option share	$17.77	$12.13	$16.76	$14.75
Intrinsic value of options exercised	16,575	6,510	18,916	18,710
Cash received from options exercised	8,350	4,469	9,738	16,919
Total fair value of the options vested during the period	1,136	1,004	8,720	7,990

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the status of the Company’s non-vested options as of June 30, 2023, and changes during the six months ended June 30, 2023, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2022	2,378,453	$9.48
Options granted	759,350	16.76
Options vested	(1,036,878)	8.41
Options forfeited	(4,526)	13.40
Non-vested as of June 30, 2023	2,096,399	12.64

As of June 30, 2023, there was $20.6 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.9 years and will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until vested. The RSUs do not have any voting or dividend rights prior to the issuance of certificates of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period using the straight-line method. For the three and six months ended June 30, 2023, the Company recorded total expenses of $2.2 million and $5.1 million, respectively, related to RSU awards granted under all plans. For the three and six months ended June 30, 2022, the Company recorded expenses of $2.0 million and $4.4 million, respectively, related to RSU awards granted under all plans.

As of June 30, 2023, there was $21.8 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.8 years and will be adjusted for future changes in estimated forfeitures.

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
	Total RSUs	Value of RSUs
	Issued	Issued(1)
		(in thousands)
RSUs outstanding at December 31, 2022	1,007,052
RSUs granted	355,959	$12,715
RSUs forfeited	(2,017)
RSUs vested(2)	(432,216)
RSUs outstanding at June 30, 2023	928,778
(1)	The total fair market value is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 165,215 shares of common stock were surrendered to fulfill tax withholding obligations.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Share-based Compensation Expense

The Company recorded share-based compensation expense, which is included in the Company’s condensed consolidated statement of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Cost of revenues	$1,158	$938	$2,864	$2,323
Operating expenses:
Selling, distribution, and marketing	227	194	436	362
General and administrative	2,991	2,718	6,348	5,579
Research and development	489	385	1,328	993
Total share-based compensation	$4,865	$4,235	$10,976	$9,257

Note 17. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the three and six months ended June 30, 2023 were approximately $0.6 million and $1.2 million, respectively, compared to the prior year expense of $0.5 million and $1.1 million for the three and six months ended June 30, 2022, respectively.

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

The liability under the plan is based on a discount rate of 3.8% as of June 30, 2023 and December 31, 2022. The liability is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.3 million and $2.2 million at June 30, 2023 and December 31, 2022, respectively. The Company recorded an immaterial amount of expense under the plan for each of the three and six months ended June 30, 2023 and 2022.

Non-qualified Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan obligations are payable upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants began contributing to the plan in January 2020. The plan assets were valued at approximately $5.4 million and $4.5 million as of June 30, 2023 and December 31, 2022, respectively. The plan liabilities were valued at approximately $5.6

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

million and $4.6 million as of June 30, 2023, and December 31, 2022, respectively. The plan assets and liabilities are included in other long-term assets and other long-term liabilities, respectively, on the Company’s condensed consolidated balance sheets.

Note 18. Commitments and Contingencies

Purchase Commitments

As of June 30, 2023, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $75.2 million.

Note 19. Related Party Transactions

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

During the three and six months ended June 30, 2023, the Company recognized an immaterial amount of revenue from manufacturing services provided to Hanxin. As of June 30, 2023, the Company had an immaterial amount of receivables from Hanxin.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the three and six months ended June 30, 2023, the Company paid $0.4 million and $1.0 million, respectively, under this agreement and has accrued an additional $0.2 million payable to Hanxin as of June 30, 2023.

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

During the three months ended June 30, 2023, ANP paid an immaterial amount under this agreement. During the six months ended June 30, 2023, ANP paid $0.7 million, under this agreement. As of June 30, 2023, the Company did not have any amounts payable to Letop.

Note 20. Litigation

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

Overview

We are a bio-pharmaceutical company focusing primarily on developing, manufacturing, marketing and selling technically challenging generic and proprietary injectable, inhalation, and intranasal products, as well as insulin API products. We currently manufacture and sell over 20 products.

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

In March 2023, the FDA approved our naloxone hydrochloride nasal spray 4mg, which we plan to launch in the second half of 2023.

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

Macroeconomic Trends and Uncertainties

The Russia-Ukraine conflict and resulting sanctions and other actions against Russia have led to uncertainty and disruption in the global economy. Although the conflict has not had a direct material adverse impact on our revenues or other financial results, one of our insulin API customers in Western Europe, that previously bought our product and resold it into Russia, did not purchase API from us in 2022 and has not purchased from us in 2023. We are closely monitoring the events of the Russia-Ukraine conflict and its impact on Europe and throughout the rest of the world. It is not clear at this time how long the conflict will endure, or if it will escalate further, which could further compound the adverse impact to the global economy and consequently affect our results of operations.

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

Recent Developments

BAQSIMI® Acquisition

On June 30, 2023, we completed our acquisition of BAQSIMI® glucagon nasal powder, or BAQSIMI® pursuant to an Asset Purchase Agreement, or the Purchase Agreement, with Eli Lilly & Company, or Lilly, and Amphastar Medication Co., LLC, a wholly owned subsidiary of Amphastar, dated April 21, 2023. In connection with the closing of the transaction, or the Closing, we paid Lilly $500.0 million in cash. In addition, we are required to pay Lilly a $125.0 million guaranteed payment on the first anniversary of the closing. We may also be required to pay additional contingent consideration of up to $450.0 million to Lilly based on the achievement of certain milestones.

On June 30, 2023, in conjunction with our acquisition of BAQSIMI®, we entered into a Credit Agreement, or the Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent, in such capacity, Agent.

The Credit Agreement provides for a senior secured term loan in an aggregate principal amount of $500.0 million, or the Term Loan. The Term Loan matures on June 30, 2028. The Term Loan was fully funded on June 30, 2023.

The Credit Agreement provides for a senior secured revolving credit facility, or the Revolving Credit Facility, in an aggregate principal amount of $200.0 million, with a $15.0 million letter of credit sublimit and a $15.0 million swingline loan sublimit. The Revolving Credit Facility matures on June 30, 2028. As of June 30, 2023, we had no borrowings outstanding under the Revolving Credit Facility.

For more information regarding our acquisition of BAQSIMI®, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 3. BAQSIMI® Acquisition.”

Business Segments

As of June 30, 2023, our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) API products. The finished pharmaceutical products segment manufactures, markets and distributes Primatene MIST®, epinephrine, glucagon, phytonadione, lidocaine, enoxaparin, naloxone, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes RHI API and porcine insulin API for external customers and internal product development. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 6. Segment Reporting.”

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Net revenues

	Three Months Ended
	June 30,		Change
	2023	2022	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$142,866	$120,123	$22,743	19%
API	2,846	3,344	(498)	(15)%
Total net revenues	$145,712	$123,467	$22,245	18%
Cost of revenues
Finished pharmaceutical products	$65,799	$53,039	$12,760	24%
API	7,175	7,072	103	1%
Total cost of revenues	$72,974	$60,111	$12,863	21%
Gross profit	$72,738	$63,356	$9,382	15%
as % of net revenues	50%	51%

The increase in net revenues of the finished pharmaceutical products for the three months ended June 30, 2023 was due to the following changes:

	Three Months Ended
	June 30,		Change
	2023	2022	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
Glucagon	$27,276	$11,795	$15,481	131%
Phytonadione	17,855	13,381	4,474	33%
Epinephrine	16,714	18,119	(1,405)	(8)%
Primatene MIST®	16,520	18,974	(2,454)	(13)%
Lidocaine	14,006	16,042	(2,036)	(13)%
Enoxaparin	7,872	9,031	(1,159)	(13)%
Naloxone	5,102	7,193	(2,091)	(29)%
Other finished pharmaceutical products	37,521	25,588	11,933	47%
Total finished pharmaceutical products net revenues	$142,866	$120,123	$22,743	19%

The increase in sales of glucagon was primarily due to an increase in unit volumes, as a result of two suppliers discontinuing their glucagon injection products at the end of 2022. The increase in sales of phytonadione was due to an increase in unit volumes, as a result of supplier shortages. Primatene MIST® sales decreased due to a decrease in unit volumes, as a result of inventory drawdowns by retailers. The decrease in sales of epinephrine and lidocaine was primarily due to a decrease in unit volumes, due to suppliers returning to their historical distribution levels. The decrease in sales of enoxaparin and naloxone was primarily due to a decrease in unit volumes. The increase in other finished pharmaceutical products was primarily due to higher unit volumes of dextrose, atropine, calcium chloride, and sodium bicarbonate, due to increased demand caused by supplier shortages during the quarter, as well as a full quarter of sales for ganirelix and vasopressin, which were launched in June 2022 and August 2022, respectively, and the launch of regadenoson in April 2023.

We anticipate that sales of naloxone and enoxaparin will continue to fluctuate in the future due to competitive dynamics. We also anticipate that sales of epinephrine and other finished pharmaceutical products will continue to fluctuate depending on the ability of our competitors to supply market demands. Sales of medroxyprogesterone will temporarily be halted in the third quarter as our API supplier has discontinued making this product. We are currently in the process of qualifying our subsidiary ANP to make this API. However, we do not know when the Drug Master File, or DMF, to approve this as our new API supply will be approved by the FDA. Therefore, we are not sure when we will be able to return to selling this product. Sales of medroxyprogesterone totaled $4.6 million in the three months ended June 30, 2023.

Sales of API primarily depend on the timing of customer purchases.

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. However, as of June 30, 2023, we experienced a backlog of approximately $6.5 million for various products, partially as a result of competitor shortages and supplier constraints. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross margins

The increase in sales of glucagon and epinephrine, which are higher-margin products, the sales of ganirelix and vasopressin, both of which we launched last year, as well as the sales of regadenoson, which we launched in April 2023, helped increase our gross margins for the three months ended June 30, 2023. These increases in gross margins were partially offset by an impairment charge of $2.7 million related to the impairment of the IMS (UK) international product rights, as well as charges included in cost of revenues to adjust our inventory and related purchase commitments to their net realizable value.

We are experiencing increased costs for labor and certain purchased components. Additionally, the cost of heparin may fluctuate, which could put downward pressure on our gross margins. However, we believe that this trend will be offset by increased sales of our higher-margin products, including glucagon, vasopressin, ganirelix, regadenoson and new products we anticipate launching in 2023.

Selling, distribution and marketing, and general and administrative

	Three Months Ended
	June 30,		Change
	2023	2022	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$6,718	$5,756	$962	17%
General and administrative	$12,281	$9,979	$2,302	23%

The increase in selling, distribution and marketing expenses was primarily due to an increase in advertising spending for Primatene MIST®. The increase in general and administrative expense was primarily due to an increase in salary and personnel-related expenses, as well as costs related to the acquisition of BAQSIMI®.

Legal fees may fluctuate from period to period due to the timing of patent challenges and other litigation matters.

Research and development

	Three Months Ended
	June 30,		Change
	2023	2022	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$6,918	$6,066	$852	14%
Clinical trials	1,483	1,074	409	38%
FDA fees	72	28	44	157%
Materials and supplies	3,735	11,129	(7,394)	(66)%
Depreciation	2,388	2,548	(160)	(6)%
Other expenses	2,247	1,953	294	15%
Total research and development expenses	$16,843	$22,798	$(5,955)	(26)%

The decrease in research and development expenses is primarily due to a decrease in materials and supply expense, as a result of a ramp-up of expense in 2022 for AMP-018 and our insulin pipeline products. This was partially offset by an increase in salary and personnel-related expenses, as well as, an increase in clinical trial expense related to our insulin and inhalation product pipeline.

Research and development costs consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

We have made, and expect to continue to make, substantial investments in research and development to expand our product portfolio and grow our business. We expect that research and development expenses will increase on an annual basis due to increased clinical trial costs related to our insulin and inhalation product candidates. These expenditures will include costs of APIs developed internally as well as APIs purchased externally, the cost of purchasing reference listed drugs and the costs of performing the clinical trials. As we undertake new and challenging research and development projects, we anticipate that the associated costs will increase significantly over the next several quarters and years. Over the past year, some of our ongoing clinical trials experienced short term interruptions in the recruitment of patients due to the COVID-19 pandemic, as trial sites changed their operating protocols to protect participants from COVID-19. These conditions may occur in the future which may increase the costs of clinical trials and also delay spending and results of these trials.

Other income (expenses), net

	Three Months Ended
	June 30,		Change
	2023	2022	Dollars	%

	(in thousands)
Other income (expenses), net	$(1,516)	$(1,504)	$(12)	1%

Other income (expenses), net is primarily a result of foreign currency fluctuation, as well as the mark-to-market adjustments relating to our interest rate swap contracts during the three months ended June 30, 2023.

Income tax provision

	Three Months Ended
	June 30,		Change
	2023	2022	Dollars	%

	(in thousands)
Income tax provision	$6,383	$5,551	$832	15%
Effective tax rate	19%	24%

Our effective tax rate for the three months ended June 30, 2023 decreased in comparison to the three months ended June 30, 2022, primarily due to differences in pre-tax income positions and timing of discrete tax items. For more information regarding our income taxes, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 15. Income Taxes”.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net revenues

	Six Months Ended
	June 30,		Change
	2023	2022	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$278,876	$236,669	$42,207	18%
API	6,858	7,166	(308)	(4)%
Total net revenues	$285,734	$243,835	$41,899	17%
Cost of revenues
Finished pharmaceutical products	$125,633	$112,646	$12,987	12%
API	13,523	12,007	1,516	13%
Total cost of revenues	$139,156	$124,653	$14,503	12%
Gross profit	$146,578	$119,182	$27,396	23%
as % of net revenues	51%	49%

The increase in net revenues of the finished pharmaceutical products for the six months ended June 30, 2023, was due to the following changes:

	Six Months Ended
	June 30,		Change
	2023	2022	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
Glucagon	$52,972	$22,779	$30,193	133%
Primatene MIST®	40,003	43,671	(3,668)	(8)%
Epinephrine	36,805	33,275	3,530	11%
Lidocaine	27,652	26,632	1,020	4%
Phytonadione	25,568	23,856	1,712	7%
Enoxaparin	17,739	19,155	(1,416)	(7)%
Naloxone	10,059	14,606	(4,547)	(31)%
Other finished pharmaceutical products	68,078	52,695	15,383	29%
Total finished pharmaceutical products net revenues	$278,876	$236,669	$42,207	18%

The increase in sales of glucagon was primarily due to an increase in unit volumes, as a result of two suppliers discontinuing their glucagon injection products at the end of 2022. Primatene MIST® sales decreased due to reduced unit volume, as a result of inventory drawdowns by retailers, amounting to $6.5 million, which was partially offset by an increase in average selling price contributing $2.8 million. The increase in sales of epinephrine was primarily due to an increase in unit volumes, due to an increase in demand caused by supplier shortages. The increase in sales of phytonadione was due to an increase in unit volumes, as a result of supplier shortages. The decrease in sales of enoxaparin was primarily due to a decrease in unit volumes. The decrease in sales of naloxone was due to both a decrease in unit volumes, as well as a lower average selling price. The increase in other finished pharmaceutical products was primarily due to higher unit volumes of dextrose and atropine, due to increased demand caused by supplier shortages, as well as a full period of sales for ganirelix and vasopressin, which were launched in June 2022 and August 2022, respectively, and the launch of regadenoson in April 2023.

We anticipate that sales of naloxone and enoxaparin will continue to fluctuate in the future due to competitive dynamics. We also anticipate that sales of epinephrine and other finished pharmaceutical products will continue to fluctuate depending on the ability of our competitors to supply market demands. Sales of medroxyprogesterone will temporarily be halted in the third quarter as our API supplier has discontinued making this product. We are currently in the process of qualifying our subsidiary ANP to make this API. However, we do not know when the Drug Master File, or DMF, to approve this as our new API supply will be approved by the FDA. Therefore, we are not sure when we will be able to return to selling this product. Sales of medroxyprogesterone totaled $10.0 million in the six months ended June 30, 2023.

Sales of API primarily depend on the timing of customer purchases.

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. However, as of June 30, 2023, we experienced a backlog of approximately $6.5 million for various products, partially as a result of competitor shortages and supplier constraints. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross margins

The increase in sales of glucagon and epinephrine, which are higher-margin products, the sales of ganirelix and vasopressin, both of which we launched last year, as well as the sales of regadenoson, which we launched in April 2023, helped increase our gross margins for the six months ended June 30, 2023. These increases in gross margins were partially offset by an impairment charge of $2.7 million related to the impairment of the IMS (UK) international product rights, as well as charges included in cost of revenue to adjust our inventory and related purchase commitments to their net realizable value.

We are experiencing increased costs for labor and certain purchased components. Additionally, the cost of heparin may fluctuate, which could put downward pressure on our gross margins. However, we believe that this trend will be offset by increased sales of our higher-margin products, including glucagon, vasopressin, ganirelix, regadenoson and new products we anticipate launching in 2023.

Selling, distribution and marketing, and general and administrative

	Six Months Ended
	June 30,		Change
	2023	2022	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$13,827	$11,275	$2,552	23%
General and administrative	$25,764	$22,449	$3,315	15%

The increase in selling, distribution and marketing expenses was primarily due to an increase in advertising spending for Primatene MIST®. The increase in general and administrative expense was primarily due to an increase in salary and personnel-related expenses, as well as costs related to the acquisition of BAQSIMI®.

We expect that selling, distribution and marketing expenses will continue to increase due to the increase in marketing expenditures for Primatene MIST®. Legal fees may fluctuate from period to period due to the timing of patent challenges and other litigation matters.

Research and development

	Six Months Ended
	June 30,		Change
	2023	2022	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$14,646	$12,550	$2,096	17%
Clinical trials	2,757	1,179	1,578	134%
FDA fees	97	57	40	70%
Materials and supplies	9,892	16,530	(6,638)	(40)%
Depreciation	4,830	5,174	(344)	(7)%
Other expenses	4,436	3,531	905	26%
Total research and development expenses	$36,658	$39,021	$(2,363)	(6)%

The decrease in research and development expenses is primarily due to a decrease in materials and supply expense, as a result of a ramp-up of expenses in 2022 for AMP-018 and other insulin pipeline products. This was partially offset by an increase in salary and personnel-related expenses, as well as, an increase in clinical trial expense related to our insulin and inhalation product pipeline.

Research and development costs consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

We have made, and expect to continue to make, substantial investments in research and development to expand our product portfolio and grow our business. We expect that research and development expenses will increase on an annual basis due to increased clinical trial costs related to our insulin and inhalation product candidates. These expenditures will include costs of APIs developed internally as well as APIs purchased externally, the cost of purchasing reference listed drugs and the costs of performing the clinical trials. As we undertake new and challenging research and development projects, we anticipate that the associated costs will increase significantly over the next several quarters and years. Over the past year, some of our ongoing clinical trials experienced short term interruptions in the recruitment of patients due to the COVID-19 pandemic, as trial sites changed their operating protocols to protect participants from COVID-19. These conditions may occur in the future which may increase the costs of clinical trials and also delay spending and results of these trials.

Other income (expenses), net

	Six Months Ended
	June 30,		Change
	2023	2022	Dollars	%

	(in thousands)
Other income (expenses), net	$(1,906)	$6,089	$(7,995)	NM

Other income (expenses), net is primarily a result of foreign currency fluctuation, as well as the mark-to-market adjustments relating to our interest rate swap contracts during the six months ended June 30, 2023. For the six months ended June 30, 2023, we received a settlement of $5.4 million in connection with the Regadenoson patent litigation. For more information regarding our litigation matters, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 20. Litigation”.

Income tax provision

	Six Months Ended
	June 30,		Change
	2023	2022	Dollars	%

	(in thousands)
Income tax provision	$13,135	$9,628	$3,507	36%
Effective tax rate	20%	18%

Our effective tax rate for the six months ended June 30, 2023 increased in comparison to the six months ended June 30, 2022, primarily due to differences in pre-tax income positions. For more information regarding our income taxes, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 15. Income Taxes”.

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

As of June 30, 2023, our foreign subsidiaries collectively held $11.9 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q. We expect additional cash flows to be generated in the longer term from future product introductions, including from sales of BAQSIMI®, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

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

Working capital decreased by $150.2 million to $133.3 million at June 30, 2023, compared to $283.5 million at December 31, 2022.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$95,305	$53,580
Investing activities	(514,915)	(17,290)
Financing activities	414,563	3,654
Effect of exchange rate changes on cash	(6)	(140)
Net increase in cash, cash equivalents, and restricted cash	$(5,053)	$39,804

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $95.3 million for the six months ended June 30, 2023, which included net income of $52.2 million. Non-cash items comprised primarily of $14.4 million of depreciation and amortization, $11.0 million of share-based compensation expense, and an impairment charge of $2.7 million relating to the impairment of the IMS (UK) international product rights.

Additionally, for the six months ended June 30, 2023, there was a net cash inflow from changes in operating assets and liabilities of $8.3 million, which resulted from an increase in accounts payable and accrued liabilities, which was partially offset by an increase in accounts receivables. Accounts payable and accrued liabilities increased primarily due to the timing of payments. The increase in accounts receivables was due to both increases in sales and timing of sales.

Net cash provided by operating activities was $53.6 million for the six months ended June 30, 2022, which included net income of $41.6 million. Non-cash items comprised primarily of $13.8 million of depreciation and amortization and $9.3 million of share-based compensation expense. Additionally, for the six months ended June 30, 2022, there was a net cash outflow from changes in operating assets and liabilities of $11.7 million, which resulted from an increase in accounts receivables as well as an increase in inventories, which was partially offset by an increase in accounts payable and accrued liabilities. Accounts payable and accrued liabilities increased primarily due to the timing of payments. The increase in accounts receivable was due to both increases in sales and the timing of sales.

Investing Activities

Net cash used in investing activities was $514.9 million for the six months ended June 30, 2023, primarily as a result of $500.8 million relating to the BAQSIMI® acquisition, $18.5 million in purchases of property, plant, and equipment, which included $13.5 million incurred in the United States, $0.6 million in France, and $4.4 million in China. This was partially offset by a net cash inflows from purchases and sales of short-term investments during the period of $5.4 million.

Net cash used in investing activities was $17.3 million for the six months ended June 30, 2022, primarily as a result of $12.1 million in purchases of property, plant, and equipment, which included $8.4 million incurred in the United States, $0.6 million in France, and $3.1 million in China. Additionally, cash outflow from short-term investing activities during the period was $5.6 million.

Financing Activities

Net cash provided by financing activities was $414.6 million for the six months ended June 30, 2023, primarily due to our entry into the Credit Agreement, which was partially offset by $68.4 million in principal payments of our long-term debt and $14.2 million in debt issuance cost. Additionally, we received $5.3 million in net proceeds from the settlement of share-based compensation awards under our equity plan, which was partially offset by the $8.1 million used to purchase treasury stock.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Although we currently expect to realize increased revenues as a result of our Acquisition, the expectations and guidance we have provided, with respect to the potential financial impact of the Acquisition, are subject to numerous assumptions including assumptions derived from our diligence efforts concerning the status of and prospects for BAQSIMI® business, which we did not control at the time such assumptions were made, and assumptions relating to the near-term prospects for glucagon products generally and the markets for BAQSIMI® in particular. Additional assumptions we have made relate to numerous matters, including (without limitation) the following:

•	projections of BAQSIMI®’s future revenues;

•	the amount of intangibles that will result from the Acquisition;

•	certain other purchase accounting adjustments that we expect to record in our financial statements in connection with the Acquisition;

•	Acquisition costs, including transaction costs payable to our financial, legal, and accounting advisors;

•	our ability to maintain, develop, and deepen relationships with BAQSIMI® customers and suppliers;

•

other financial and strategic risks of the Acquisition, including the possible impact of our reduced liquidity resulting from deal-related cash outlays, the credit risk associated from the debt facility described below, and continued uncertainty arising from the global economic downturn; and

•	the FDA approval process is time-consuming and complicated, and we may not obtain the FDA approval required for a product within the timeline we desire, or at all.

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

It is possible that the integration process following the Acquisition could result in the disruption of our business or ongoing business associated with BAQSIMI®. We may also identify inconsistencies in standards, controls, procedures and policies between the two businesses that could adversely affect our ability to maintain relationships with our customers, suppliers, distributors, creditors, lessors, clinical trial investigators or managers or to achieve the anticipated benefits of BAQSIMI®.

Specifically, in order to realize the anticipated benefits of the Acquisition, we will:

•

rely on Lilly for manufacturing services and transition services, including for performance of clinical and commercial activities, relating to BAQSIMI® and transfer of the corresponding activities to Amphastar;

•	be required to enter into our own arrangements with certain suppliers/manufacturers in the supply chain;

•	be required to set up distribution and sales arrangements for BAQSIMI® including payor and other agreements; and

•	transfer regulatory approvals relating to BAQSIMI® to us following the closing of the Acquisition.

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

The Debt Financing and the use of a portion of our cash resources in connection with the Acquisition has resulted in a material increase to our indebtedness, which has and may continue to adversely affect our operating results and cash flows.

The Acquisition was financed with the Debt Financing, which provides for funding for term loan and revolving credit facilities in an aggregate principal amount of up to $700.0 million. The material increase in our indebtedness as a result of the Debt Financing has and may continue to adversely affect our operating results, cash-flows and our ability to use cash generated from operations as we satisfy our materially increased underlying interest and principal payment obligations and our operating expenses under the term loan facility and revolving credit facility, as applicable.

Specifically, our materially increased indebtedness could have important consequences to investors in our common stock, including any or all of the following:

•

we could be subject to substantial variable interest rate risk because our interest rate under term loans typically vary based on a fixed margin over an indexed rate or an adjusted base rate. If interest rates were to further increase substantially, particularly with respect to our debt associated with the Acquisition, it would have a material adverse effect our operating results and could affect our ability to service the indebtedness;

•	our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes may be limited or financing may be unavailable;

•	a substantial portion of our cash flows must be dedicated to the payment of principal and interest on our indebtedness and other obligations and will not be available for use in our business;

•	our level of indebtedness could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate; and

•

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

Our loan agreements are collateralized by substantially all of our presently existing and subsequently acquired personal property assets and subject us to certain affirmative and negative covenants, including limitations on our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens and conduct transactions with affiliates. For example, the definitive documentation governing the Debt Financing contains financial and operational covenants that may adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.

We are also subject to certain covenants that require us to maintain certain financial ratios and are required under certain conditions to make mandatory prepayments of outstanding principal. As a result of these covenants and ratios, we have certain limitations on the manner in which we can conduct our business, and we may be restricted from engaging in favorable business activities or financing future operations or capital needs until our current debt obligations are paid in full or we obtain the consent of our lenders, which we may not be able to obtain. For example, the definitive documentation governing the Debt Financing contains financial and operational covenants that may adversely affect our ability to engage in certain activities, including certain financing and acquisition transactions, stock repurchases, guarantees, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming including without limitation, covenants requiring compliance with a maximum consolidated net leverage ratio test and a minimum consolidated interest coverage ratio test.

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

Suppliers, vendors, and other third parties with whom we or the business related to BAQSIMI® do business or otherwise have relationships may experience uncertainty associated with the Acquisition, and this uncertainty could materially affect their decisions with respect to existing or future business relationships with us. As a result, we are currently unable to predict the effect of the Acquisition on certain assumed contractual rights and obligations, including intellectual property rights.

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

Our business may be adversely affected by resurgence of COVID-19 cases or other public health outbreaks that result in business disruptions or related challenging macroeconomic conditions globally.

While the U.S. government ended the COVID-19 public health emergency on May 11, 2023, any resurgence of COVID-19 cases or other public health outbreaks or disruptions could continue to impact worldwide economic activity and financial markets and present challenges to our business. Mass and rapid production of the vaccines, for example, has placed increased pressure on the availability of supplies that are also used in our products, such as glass vials and needles. Such outbreaks may also disrupt the operations of our customers, suppliers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. Disruptions to our manufacturing partners and suppliers could result in disruption to the production of our products and failure to satisfy demand. More generally, any extended public health outbreaks or emergencies could adversely affect economies and financial markets globally and nationally, including inflationary pressures and changes in interest rates, which have and could continue to decrease spending and adversely affect demand for our products and harm our business and results of operations. To the extent macroeconomic uncertainty persists or if a resurgence of COVID-19 cases or macroeconomic conditions worsen, we may experience a continuing adverse effect on the demand for some of our products. The degree of impact of any pandemic and the related challenging macroeconomic conditions globally on our business will depend on several factors, such as the duration and the extent of the pandemic, as well as actions taken by governments, businesses, and consumers in response to the pandemic and the challenging macroeconomic conditions globally, all of which continue to evolve and remain uncertain at this time.

During the COVID-19 pandemic, FDA has issued various COVID-19 related guidance documents applicable to biopharmaceutical manufacturers and clinical trial sponsors many of which have expired or were withdrawn with the expiration of the COVID-19 public health emergency declaration in May 2023, although some COVID-19 related guidance documents continue in effect. These and future guidance documents and regulatory requirements, including future legislation, have and may continue to require us to develop and implement new policies and procedures, make significant adjustments to our clinical trials, or increase the amount time and resources needed for regulatory compliance, which may impact our clinical development plans and timelines.

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

Any of the negative impacts of any ongoing pandemic, including any resurgence of COVID-19 cases, and the related challenging macroeconomic conditions, including, among others, those described above, alone or in combination with others, may have a material adverse effect on our business and operations, results of operations, financial condition, and cash flows. It is not possible at this time to estimate the complete impact that the COVID-19 pandemic and the related challenging economic conditions could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

Macroeconomic conditions may continue to worsen leading to changes in monetary policy and other responses from governmental bodies, infections may resurge or become more widespread and the limitation on our ability to travel and timely sell and distribute our products, as well as any closures or supply disruptions, may be enacted or extended for longer periods of time, each of which alone or in combination with others, would have a negative impact on our business, financial condition and operating results. We will continue to monitor the impact of the COVID-19 pandemic, any resurgence of COVID-19 cases, and related challenging macroeconomic conditions on all aspects of our business.

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

The FDA approval process for changes to existing products (such as change of components or API supplier) is time-consuming and complicated, and we may not obtain the FDA approval required for a such changes within the timeline we desire, or at all.

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

We were informed that one of our API suppliers has discontinued manufacturing an API included in one of our commercial products. We are currently in the process of qualifying one of our subsidiaries to supply the necessary API, and are required to obtain FDA approval of our new API supply. In the event the FDA does not grant approval or any additional approvals for the new API supply are delayed, such actions would temporarily force us to stop manufacturing our impacted commercial product, potentially for a considerable period of time. If we are forced to stop manufacturing this commercial product or any of our commercial products in the future, for any length of time, it could have a material effect on our operating results and financial condition.

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

In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. For example, in November 2013, Congress passed the Drug Quality and Security Act, or the DQSA. The DQSA establishes federal pedigree tracking standards requiring drugs to be labeled and tracked at the lot level, preempts state drug pedigree requirements, and will eventually require all supply-chain stakeholders to participate in an electronic, interoperable prescription drug track and trace system. The DQSA also establishes new requirements for drug wholesale distributors and third-party logistics providers, including licensing requirements in states that had not previously licensed such entities. As a result of these and other new proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufactures of America, have initiated lawsuits against the federal government asserting that the price negotiation provision of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our approved products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASE OF EQUITY SECURITIES

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock.

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
April 1 – April 30, 2023	—	$—	—	—
May 1 – May 31, 2023	3,585	35.95	3,585	—
June 1 – June 31, 2023	—	—	—	—
(1)	On November 7, 2022, we announced that our Board of Directors authorized an increase of $50.0 million to our share buyback program. As of June 30, 2023, $35.5 million remained available for repurchase under such program. The share buyback program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, as follows:

On May 19, 2023, Jacob Liawatidewi, our Executive Vice President of Sales and Marketing and Corporate Administration Center, President of Amphastar France Pharmaceuticals, S.A.S., Corporate Secretary, and Director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 28,816 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 29, 2024, or earlier if all transactions under the trading arrangement are completed.

On June 5, 2023, William J. Peters, our Chief Financial Officer, Executive Vice President of Finance, and Treasurer, President of International Medication Systems, Limited, and Director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 138,129 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 15, 2024, or earlier if all transactions under the trading arrangement are completed.

On June 9, 2023, Mary Z. Luo, our Chief Operating Officer, Chief Scientist and Chairman of the Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 351,186 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 9, 2024, or earlier if all transactions under the trading arrangement are completed.

On June 13, 2023, Floyd F. Petersen, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 4,500 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 4, 2024, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Asset Purchase Agreement by and among Amphastar Pharmaceuticals, Inc., Amphastar Medication Co., LLC, and Eli Lilly and Company, dated April 21, 2023

10.2*	Manufacturing Service Agreement by and between Amphastar Pharmaceuticals, Inc., and Eli Lilly and Company, dated June 30, 2023

10.3*	Transition Service Agreement by and between Amphastar Pharmaceuticals, Inc., and Eli Lilly and Company, dated June 30, 2023

10.4	Credit Agreement dated June 30, 2023, by and between Amphastar Pharmaceuticals, Inc., and Wells Fargo Bank, National Association in the original sum of $700,000,000

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of pursuant to Rule 13a-14(a) or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover Page Interactive File (Formatted as Inline XBRL and contained in Exhibit 101)
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

Date: August 9, 2023

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 9, 2023