Form 10-Q
period 2023-09-30
Amphastar Pharmaceuticals, Inc.
filed 2023-11-08
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

The number of shares outstanding of the registrant’s only class of common stock as of November 2, 2023 was 47,907,411.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

Special Note About Forward-Looking Statements

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements relate to future events or future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the sales and marketing of our products;
●	our expectations regarding our newly acquired product, BAQSIMI®, including with respect to our ability to increase our revenues and derive certain benefits as a result of our acquisition of BAQSIMI®;
●	our ability to successfully acquire and integrate assets, including our ability to integrate BAQSIMI®;
●	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;
●	our business and operations in general, including: any resurgence of the COVID-19 pandemic, adverse impacts of the Russia-Ukraine conflict and related macroeconomic conditions on our business, financial condition, operations, cash flows and liquidity;
●	our ability to attract, hire, and retain highly skilled personnel;
●	interruptions to our manufacturing and production as a result of natural catastrophic events or other causes beyond our control such as power disruptions or widespread disease outbreaks, such as any resurgence of the COVID-19 pandemic and the Russia-Ukraine conflict;
●	global, national and local economic and market conditions, specifically with respect to geopolitical uncertainty, including the Russia-Ukraine conflict, the Israel-Hamas war, inflation and rising interest rates;
●	the timing and likelihood of U.S. Food and Drug Administration, or FDA, approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;
●	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;
●	cost and delays resulting from the extensive pharmaceutical regulations to which we are subject;
●	our ability to compete in the development and marketing of our products and product candidates;
●	our expectations regarding the business of our Chinese subsidiary, Amphastar Nanjing Pharmaceuticals, Ltd., or ANP;
●	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;
●	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our active pharmaceutical ingredient, or API, customers;
●	the effects of reforms in healthcare regulations and reductions in pharmaceutical pricing, reimbursement and coverage;
●	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;
●	the amount of price concessions or exclusion of suppliers adversely affecting our business;
●	variations in intellectual property laws, our ability to establish and maintain intellectual property protection for our products and our ability to successfully defend our intellectual property in cases of alleged infringement;
●	the implementation of our business strategies, product development strategies and technology utilization;
●	the potential for exposure to product liability claims;
●	our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions, divestitures or investments, including the anticipated benefits of such acquisitions, divestitures or investments;
●	our ability to expand internationally;
●	economic and industry trends and trend analysis;
●	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
●	the impact of trade tariffs, export or import restrictions, or other trade barriers;
●	the impact of Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate including the potential for drug price controls;
●	the impact of global and domestic tax reforms;
●	the timing for completion and the validation of the new construction at our ANP and Amphastar facilities;
●	the timing and extent of share buybacks; and
●	our financial performance expectations, including our expectations regarding our backlog, revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$266,778	$156,098
Restricted cash	4,259	235
Short-term investments	33,098	19,664
Restricted short-term investments	2,200	2,200
Accounts receivable, net	118,990	88,804
Inventories	109,978	103,584
Income tax refunds and deposits	1,506	171
Prepaid expenses and other assets	6,196	7,563
Total current assets	543,005	378,319

Property, plant, and equipment, net	280,836	238,266
Finance lease right-of-use assets	610	753
Operating lease right-of-use assets	32,666	25,554
Investment in unconsolidated affiliate	1,026	2,414
Goodwill and intangible assets, net	619,351	37,298
Long-term investments	972	—
Other assets	25,299	20,856
Deferred tax assets	40,868	38,527
Total assets	$1,544,633	$741,987

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$222,719	$84,242
Income taxes payable	31,092	4,571
Current portion of long-term debt	433	3,046
Current portion of operating lease liabilities	3,719	3,003
Total current liabilities	257,963	94,862

Long-term reserve for income tax liabilities	7,225	7,225
Long-term debt, net of current portion and unamortized debt issuance costs	638,206	72,839
Long-term operating lease liabilities, net of current portion	30,199	23,694
Deferred tax liabilities	201	144
Other long-term liabilities	15,699	14,565
Total liabilities	949,493	213,329
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 59,220,178 and 47,898,466 shares issued and outstanding as of September 30, 2023 and 58,110,231 and 48,112,069 shares issued and outstanding as of December 31, 2022, respectively	6	6
Additional paid-in capital	477,880	455,077
Retained earnings	373,102	271,723
Accumulated other comprehensive loss	(8,411)	(8,624)
Treasury stock	(247,437)	(189,524)
Total equity	595,140	528,658
Total liabilities and stockholders’ equity	$1,544,633	$741,987

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net revenues:
Product revenues, net	$151,855	$120,129	$437,589	$363,964
Other revenues	28,701	—	28,701	—
Total net revenues	180,556	120,129	466,290	363,964

Cost of revenues	72,153	61,619	211,309	186,272
Gross profit	108,403	58,510	254,981	177,692

Operating expenses:
Selling, distribution, and marketing	6,407	4,784	20,234	16,059
General and administrative	12,654	11,984	38,418	34,433
Research and development	16,664	18,514	53,322	57,535
Total operating expenses	35,725	35,282	111,974	108,027

Income from operations	72,678	23,228	143,007	69,665

Non-operating income (expenses):
Interest income	1,202	331	3,156	741
Interest expense	(13,702)	(566)	(17,702)	(1,318)
Other income (expenses), net	3,459	(397)	1,553	5,692
Total non-operating income (expenses), net	(9,041)	(632)	(12,993)	5,115

Income before income taxes	63,637	22,596	130,014	74,780
Income tax provision	14,025	6,559	27,160	16,187
Income before equity in losses of unconsolidated affiliate	49,612	16,037	102,854	58,593

Equity in losses of unconsolidated affiliate	(390)	(163)	(1,476)	(1,120)

Net income	$49,222	$15,874	$101,378	$57,473

Net income per share:
Basic	$1.01	$0.32	$2.10	$1.18

Diluted	$0.91	$0.30	$1.91	$1.09

Weighted-average shares used to compute net income per share:
Basic	48,701	48,904	48,368	48,635

Diluted	53,921	52,788	52,997	52,665

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$49,222	$15,874	$101,378	$57,473

Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	(87)	(1,222)	213	(3,166)
Total other comprehensive income (loss)	(87)	(1,222)	213	(3,166)

Total comprehensive income	$49,135	$14,652	$101,591	$54,307

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	loss	Shares	Amount	Total
Balance as of December 31, 2022	58,110,231	$6	$455,077	$271,723	$(8,624)	(9,998,162)	$(189,524)	$528,658
Net income	—	—	—	26,032	—	—	—	26,032
Other comprehensive income	—	—	—	—	356	—	—	356
Purchase of treasury stock	—	—	—	—	—	(263,131)	(8,015)	(8,015)
Issuance of common stock in connection with the Company's equity plans	330,300	—	(4,565)	—	—	—	—	(4,565)
Share-based compensation expense	—	—	6,111	—	—	—	—	6,111
Balance as of March 31, 2023	58,440,531	$6	$456,623	$297,755	$(8,268)	(10,261,293)	$(197,539)	$548,577
Net income	—	—	—	26,124	—	—	—	26,124
Other comprehensive loss	—	—	—	—	(56)	—	—	(56)
Purchase of treasury stock	—	—	—	—	—	(3,585)	(129)	(129)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(231)	—	—	15,207	231	—
Issuance of common stock in connection with the Company's equity plans	627,946	—	9,853	—	—	—	—	9,853
Share-based compensation expense	—	—	4,865	—	—	—	—	4,865
Balance as of June 30, 2023	59,068,477	$6	$471,110	$323,880	$(8,324)	(10,249,671)	$(197,437)	$589,235
Net income	—	—	—	49,222	—	—	—	49,222
Other comprehensive loss	—	—	—	—	(87)	—	—	(87)
Purchase of treasury stock	—	—	—	—	—	(1,072,041)	(50,000)	(50,000)
Issuance of common stock in connection with the Company's equity plans	151,701	—	2,126	—	—	—	—	2,126
Share-based compensation expense	—	—	4,644	—	—	—	—	4,644
Balance as of September 30, 2023	59,220,178	$6	$477,880	$373,102	$(8,411)	(11,321,712)	$(247,437)	$595,140

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	loss	Shares	Amount	Total
Balance as of December 31, 2021	56,440,202	$6	$422,423	$180,337	$(6,765)	(8,725,290)	$(150,479)	$445,522
Net income	—	—	—	24,253	—	—	—	24,253
Other comprehensive loss	—	—	—	—	(480)	—	—	(480)
Purchase of treasury stock	—	—	—	—	—	(51,168)	(1,229)	(1,229)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(428)	—	—	33,231	428	—
Issuance of common stock in connection with the Company's equity plans	1,055,200	—	6,437	—	—	—	—	6,437
Share-based compensation expense	—	—	5,022	—	—	—	—	5,022
Balance as of March 31, 2022	57,495,402	$6	$433,454	$204,590	$(7,245)	(8,743,227)	$(151,280)	$479,525
Net income	—	—	—	17,346	—	—	—	17,346
Other comprehensive loss	—	—	—	—	(1,464)	—	—	(1,464)
Purchase of treasury stock	—	—	—	—	—	(189,840)	(6,118)	(6,118)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(430)	—	—	29,019	430	—
Issuance of common stock in connection with the Company's equity plans	400,935	—	5,783	—	—	—	—	5,783
Share-based compensation expense	—	—	4,235	—	—	—	—	4,235
Balance as of June 30, 2022	57,896,337	$6	$443,042	$221,936	$(8,709)	(8,904,048)	$(156,968)	$499,307
Net income	—	—	—	15,874	—	—	—	15,874
Other comprehensive loss	—	—	—	—	(1,222)	—	—	(1,222)
Purchase of treasury stock	—	—	—	—	—	(478,255)	(14,493)	(14,493)
Issuance of common stock in connection with the Company's equity plans	98,511	—	1,400	—	—	—	—	1,400
Share-based compensation expense	—	—	4,299	—	—	—	—	4,299
Balance as of September 30, 2022	57,994,848	$6	$448,741	$237,810	$(9,931)	(9,382,303)	$(171,461)	$505,165

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$101,378	$57,473
Reconciliation to net cash provided by operating activities:
Loss (gain) on disposal of assets	474	(52)
Impairment of long-lived assets	2,700	—
Gain on interest rate swaps and foreign currency transactions, net	(1,019)	(1,124)
Depreciation of property, plant, and equipment	18,559	17,615
Amortization of product rights, trademarks, and patents	6,651	730
Operating lease right-of-use asset amortization	2,778	2,604
Amortization of discounts, premiums, and debt issuance costs	8,486	436
Equity in losses of unconsolidated affiliate	1,476	1,120
Share-based compensation expense	15,620	13,556
Changes in operating assets and liabilities:
Accounts receivable, net	(30,175)	1,423
Inventories	(6,537)	(12,922)
Prepaid expenses and other assets	105	1,342
Income tax refunds, deposits, and payable, net	25,185	(18,789)
Operating lease liabilities	(2,667)	(2,303)
Accounts payable and accrued liabilities	16,625	12,846
Net cash provided by operating activities	159,639	73,955

Cash Flows From Investing Activities:
BAQSIMI® acquisition	(506,406)	—
Purchases and construction of property, plant, and equipment	(28,724)	(17,724)
Proceeds from the sale of property, plant and equipment	—	421
Purchase of investments	(52,802)	(30,568)
Maturity of investments	38,801	15,465
Deposits and other assets	3,064	(142)
Net cash used in investing activities	(546,067)	(32,548)

Cash Flows From Financing Activities:
Proceeds from equity plans, net of withholding tax payments	7,414	13,620
Purchase of treasury stock	(58,144)	(21,840)
Debt issuance costs	(24,589)	(404)
Proceeds from issuance of long-term debt	845,000	—
Principal payments on long-term debt	(268,506)	(1,653)
Net cash provided by (used in) financing activities	501,176	(10,277)

Effect of exchange rate changes on cash	(44)	(239)

Net increase in cash, cash equivalents, and restricted cash	114,704	30,891

Cash, cash equivalents, and restricted cash at beginning of period	156,333	126,588

Cash, cash equivalents, and restricted cash at end of period	$271,037	$157,479

Noncash Investing and Financing Activities:
Deferred payment for BAQSIMI® acquisition	$121,699	$—
Capital expenditures included in accounts payable	$4,496	$3,431
Operating lease right-of-use assets in exchange for operating lease liabilities	$9,890	$2,166
Equipment acquired under finance leases	$—	$453

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$12,098	$1,960
Income taxes paid	$2,136	$35,166

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

The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature were a $0.9 million loss and a $0.4 million loss for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, the unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature were a $2.0 million loss and a $4.7 million loss, respectively.

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

Advertising Expense

Advertising expenses, primarily associated with Primatene MIST®, are recorded as they are incurred, except for expenses related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented, and are reflected as a component of selling, distribution and marketing in the Company’s condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, advertising expenses were $1.9 million and $8.1 million, respectively. For the three and nine months ended September 30, 2022, advertising expenses were $1.6 million and $6.5 million, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, restricted cash and short-term investments, accounts receivable, accounts payable, accrued expenses, and short-term borrowings approximate fair value due to the short maturity of these items. The carrying value of the Company’s long-term obligations approximates their fair value as the stated borrowing rates are comparable to rates currently offered to the Company for instruments with similar maturities. The Company at times enters into interest rate swap contracts to manage its exposure to interest rate changes and its overall cost of long-term debt. The Company’s interest rate swap contracts exchange the variable interest rates for fixed interest rates.

From time to time, the Company may enter into forward currency contracts to lock in currency exchange rates to manage its foreign currency exchange rate exposure. The Company’s interest rate swaps and forward currency contracts have not been designated as hedging instruments and, therefore are recorded at their fair values at the end of each reporting period with changes in fair value recorded in other income (expenses) on the condensed consolidated statements of operations. As of September 30, 2023, the Company did not have any unsettled forward currency contracts to purchase foreign currency. As of December 31, 2022, the Company had an unsettled forward currency contract to purchase foreign currency with a fair value of approximately $0.2 million, based on Level 2 inputs, which was recorded as a liability in the accounts payable and accrued liabilities line in the condensed consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and highly liquid investments with original maturities of three months or less.

Investments

Investments as of September 30, 2023 and December 31, 2022 consisted of certificates of deposit and investment grade corporate and municipal bonds with original maturity dates between three and fifteen months.

Restricted Cash

Restricted cash is collateral required for the Company to guarantee certain vendor payments in France and China. As of September 30, 2023 and December 31, 2022, the restricted cash balance was $4.3 million and $0.2 million, respectively.

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letters of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months, but less than one year. As of September 30, 2023 and December 31, 2022, the balance of restricted short-term investments was $2.2 million.

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

Convertible Debt

The Company accounts for its convertible debt instruments as a single unit of accounting, a liability, because the Company concluded that the conversion features do not require bifurcation as a derivative under ASC 815-15 and the Company did not issue its convertible debt instruments at a substantial premium. The Company records debt issuance costs as contra-liabilities in our consolidated balance sheets at issuance and amortizes them over the contractual term of the convertible debt instrument using the effective interest rate.

In accordance with ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, the Company evaluates convertible debt instruments to determine if the conversion feature is freestanding or embedded. If the conversion feature is embedded, the conversion feature is not bifurcated from the host instrument. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features. If no beneficial conversion features exist that require separate recognition, convertible notes are accounted for as a single liability measured at its amortized cost as long as no other features require separation and recognition as derivatives.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company to support the transition of BAQSIMI® operations to the Company, including with respect to the conduct of certain clinical, regulatory, medical affairs, and commercial sales channel activities.

The following table summarizes the aggregate amount paid for the assets acquired by the Company in connection with the acquisition of BAQSIMI®:

Fair Value
(in thousands)
Cash payment	$500,000
Fair value of deferred cash payments	121,699
Transaction costs	6,406
Total purchase price	$628,105

The total purchase price was allocated to the acquired assets based on their relative fair values, as follow:

Fair Value
(in thousands)
Property, plant, and equipment	$34,426
BAQSIMI® product rights	591,338
Deferred tax assets	2,341
Total assets acquired	$628,105

The Company is amortizing the acquired intangible asset on a straight line basis over its estimated useful life of 24 years (See Note 10 for additional information).

The fair value of the deferred cash payment is being accreted to the full $129.0 million amount over a one-year period through interest expense. During the three and nine months ended September 30, 2023 $1.8 million of interest expense was recognized related to accretion of the deferred cash payments.

Credit Agreement

On June 30, 2023, in conjunction with the Company’s acquisition of BAQSIMI®, the Company entered into a $700.0 million syndicated credit agreement, or the Credit Agreement, by and among the Company, certain subsidiaries of the Company, as guarantors, certain lenders, and Wells Fargo Bank, National Association, or Wells Fargo, as Administrative Agent (in such capacity, Agent), Swing line Lender and L/C Issuer.

The Credit Agreement provides for a senior secured term loan, or the Wells Fargo Term Loan in an aggregate principal amount of $500.0 million. The Wells Fargo Term Loan matures on the June 30, 2028.

The Credit Agreement also provides a senior secured revolving credit facility, or the Revolving Credit Facility, in an aggregate principal amount of $200.0 million, with a $15.0 million letter of credit sublimit and a $15.0 million swingline loan sublimit. The Revolving Credit Facility matures on June 30, 2028. As of September 30, 2023, the Company had no borrowings outstanding under the Revolving Credit Facility.

Proceeds from the Term Loan were used to finance the acquisition of BAQSIMI®.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4. Revenue Recognition

Product revenues, net

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

Service revenues derived from research and development contracts are recognized over time based on progress toward satisfaction of the performance obligation. For each performance obligation satisfied over time, the Company assesses the proper method to be used for revenue recognition, either an input method to measure progress toward the satisfaction of services or an output method of determining the progress of completion of performance obligation. For the three and nine months ended September 30, 2023, revenues from research and development services at ANP were $0.8 million and $2.1 million, respectively. For the three and nine months ended September 30, 2022, revenues from research and development services at ANP were $0.8 million and $2.1 million, respectively.

Other revenues

Revenues related to sales of BAQSIMI®, which was acquired on June 30, 2023 and was manufactured and sold by Lilly under the TSA during the three months ended September 30, 2023, were recorded on a net basis, similar to a royalty arrangement.

Provision for Chargebacks and Rebates

The provision for chargebacks and rebates is a significant estimate used in the recognition of revenue. Wholesaler chargebacks relate to sales terms under which the Company agrees to reimburse wholesalers for differences between the gross sales prices at which the Company sells its products to wholesalers and the actual prices of such products that

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The provision for chargebacks and rebates is reflected as a component of net revenues. The following table is an analysis of the chargeback and rebate provision:

	Nine Months Ended
	September 30,
	2023	2022

	(in thousands)
Beginning balance	$26,606	$20,167
Provision for chargebacks and rebates	200,317	147,899
Credits and payments issued to third parties	(201,650)	(144,233)
Ending balance	$25,273	$23,833

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

Of the provision for chargebacks and rebates as of September 30, 2023 and December 31, 2022, $18.9 million and $20.5 million were included as a reduction to accounts receivable, net, on the condensed consolidated balance sheets, respectively. The remaining provision as of September 30, 2023 and December 31, 2022 of $6.4 million and $6.1 million, respectively, which were included in accounts payable and accrued liabilities in the condensed consolidated balance sheets.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provision for product returns is reflected as a component of net revenues. The following table is an analysis of the product return liability:

	Nine Months Ended
	September 30,
	2023	2022

	(in thousands)
Beginning balance	$19,451	$21,677
Provision for product returns	2,750	3,086
Credits issued to third parties	(4,467)	(5,019)
Ending balance	$17,734	$19,744

Of the provision for product returns as of September 30, 2023 and December 31, 2022, $12.9 million and $14.9 million, were included in accounts payable and accrued liabilities on the condensed consolidated balance sheets, respectively. The remaining provision as of September 30, 2023 and December 31, 2022 of $4.8 million and $4.6 million, were included in other long-term liabilities, respectively. For the nine months ended September 30, 2023 and 2022, the Company’s aggregate product return rate was 1.1% and 1.4% of qualified sales, respectively.

Note 5. Net Income per Share

Basic net income per share is calculated based upon the weighted-average number of shares outstanding during the period. Diluted net income per share gives effect to all potentially dilutive shares outstanding during the period, such as stock options, non-vested restricted stock units, shares issuable under the Company’s Employee Stock Purchase Plan, or ESPP, and potential common shares issued upon the conversion of Convertible Notes of the Company, due March 2029, or the 2029 Convertible Notes.

For the nine months ended September 30, 2023, options to purchase 45,934 shares of stock, with a weighted-average exercise price of $46.01 per share were excluded in the computation of diluted net income per share because the effect would be anti-dilutive. The 2029 Convertible Notes had no impact on the computation of diluted net income per share as the average stock price during the period was less than the conversion price.

For the three and nine months ended September 30, 2022, options to purchase 704,483 shares of stock, with a weighted-average exercise price of $34.79 per share, were excluded in the computation of diluted net income per share because the effect would be anti-dilutive.

The following table provides the calculation of basic and diluted net income per share for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands, except per share data)
Basic and dilutive numerator:
Net income	$49,222	$15,874	$101,378	$57,473
Denominator:
Weighted-average shares outstanding — basic	48,701	48,904	48,368	48,635

Net effect of dilutive securities:
Incremental shares from equity awards	5,220	3,884	4,629	4,030
Weighted-average shares outstanding — diluted	53,921	52,788	52,997	52,665
Net income per share — basic	$1.01	$0.32	$2.10	$1.18
Net income per share — diluted	$0.91	$0.30	$1.91	$1.09

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

Other revenues from the sale of BAQSIMI® are accounted for as a component of the finished pharmaceutical products segment.

Selected financial information by reporting segment is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Net revenues:
Finished pharmaceutical products	$176,366	$117,120	$455,242	$353,789
API	4,190	3,009	11,048	10,175
Total net revenues	180,556	120,129	466,290	363,964

Gross profit (loss):
Finished pharmaceutical products	109,499	61,439	262,742	185,462
API	(1,096)	(2,929)	(7,761)	(7,770)
Total gross profit	108,403	58,510	254,981	177,692

Operating expenses	35,725	35,282	111,974	108,027

Income from operations	72,678	23,228	143,007	69,665
Non-operating income	(9,041)	(632)	(12,993)	5,115

Income before income taxes	$63,637	$22,596	$130,014	$74,780

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Finished pharmaceutical products segment net revenues:
Glucagon	$29,514	$14,224	$82,486	$37,003
Primatene MIST®	24,834	18,359	64,837	62,030
Epinephrine	20,199	19,502	57,004	52,777
Lidocaine	15,522	12,621	43,174	39,253
Phytonadione	7,449	13,978	33,017	37,834
Enoxaparin	7,702	7,983	25,441	27,138
Naloxone	4,715	6,818	14,774	21,424
Other finished pharmaceutical products	37,730	23,635	105,808	76,330
Total finished pharmaceutical products net revenues	147,665	117,120	426,541	353,789
BAQSIMI®	28,701	—	28,701	—
Total finished pharmaceutical products segment net revenues	$176,366	$117,120	$455,242	$353,789

The amount of depreciation and amortization expense included in cost of revenues, by reporting segment, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Depreciation and amortization expense
Finished pharmaceutical products	$8,616	$2,517	$13,143	$6,370
API	1,003	904	2,938	2,789
Total depreciation and amortization expense	$9,619	$3,421	$16,081	$9,159

Net revenues and carrying values of long-lived assets by geographic regions are as follows:

	Net Revenue				Long-Lived Assets
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2023	2022	2023	2022	2023	2022

	(in thousands)
United States(1)	$178,056	$117,780	$459,909	$355,680	$772,066	$136,328
China	833	719	2,142	2,418	89,737	88,647
France	1,667	1,630	4,239	5,866	37,488	39,598
Total	$180,556	$120,129	$466,290	$363,964	$899,291	$264,573
(1)	Includes revenue from the sales of BAQSIMI®

Note 7. Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, AmerisourceBergen Corporation, or AmerisourceBergen, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

suppliers of a broad range of health care products. Lilly currently manufactures and sells BAQSIMI® on the Company’s behalf pursuant to the terms of the TSA (See Note 4 for additional information). The Company considers these four customers to be its major customers, as each individually, and these customers collectively, represented a significant percentage of the Company’s net revenue for the three and nine months ended September 30, 2023 and 2022, and accounts receivable as of September 30, 2023 and December 31, 2022, respectively. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
			Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2023	2022	2023	2022	2023	2022
McKesson	24%	32%	22%	23%	25%	21%
AmerisourceBergen	9%	16%	17%	23%	20%	23%
Cardinal Health	17%	19%	15%	17%	16%	16%
Lilly	24%	—	16%	—	6%	—

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

As of September 30, 2023, cash equivalents include money market accounts and corporate and municipal bonds with original maturities of less than three months. Investments consist of certificates of deposit as well as investment-grade corporate, agency and municipal bonds with original maturity dates between three and fifteen months. The certificates of deposit are carried at amortized cost in the Company’s condensed consolidated balance sheets, which approximates their fair value determined based on Level 2 inputs. The corporate, agency and municipal bonds are classified as held-to-maturity and are carried at amortized cost net of allowance for credit losses, which approximates their fair value

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

determined based on Level 2 inputs. The restrictions on restricted cash and investments have an immaterial effect on the fair value of these financial assets.

The fair value of the Company’s financial assets and liabilities measured on a recurring basis as of September 30, 2023 and December 31, 2022, are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Cash equivalents	$230,668	$230,668	$—	$—
Restricted cash	4,259	4,259	—	—
Short-term investments	6,016	—	6,016	—
Restricted short-term investments	2,200	—	2,200	—
Corporate, agency and municipal bonds	33,632	—	33,632	—
Interest rate swaps related to variable rate loans	3,387	—	3,387	—
Total assets measured at fair value as of September 30, 2023	$280,162	$234,927	$45,235	$—

	Total	(Level 1)	(Level 2)	(Level 3)

Assets:	(in thousands)
Cash equivalents	$130,199	$130,199	$—	$—
Restricted cash	235	235	—	—
Short-term investments	4,600	—	4,600	—
Restricted short-term investments	2,200	—	2,200	—
Corporate, agency and municipal bonds	14,931	—	14,931	—
Interest rate swaps related to variable rate loans	6,048	—	6,048	—
Total assets measured at fair value as of December 31, 2022	$158,213	$130,434	$27,779	$—

The Company does not hold any Level 3 instruments that are measured at fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include investments in unconsolidated affiliates, long-lived assets, goodwill, and intangible assets for which the fair value is determined as part of an impairment test. As of September 30, 2023, and December 31, 2022, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

The Company’s deferred compensation plan assets are valued using the cash surrender value of the life insurance policies and are not included in the table above.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Investments

A summary of the Company’s investments that are classified as held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Corporate and agency bonds (due within 1 year)	$32,313	$—	$(23)	$32,290
Corporate bonds (due within 1 to 3 years)	964	—	(1)	963
Municipal bonds (due within 1 year)	379	—	—	379
Total investments as of September 30, 2023	$33,656	$—	$(24)	$33,632

Corporate and agency bonds (due within 1 year)	$21,612	$—	$(60)	$21,552
Municipal bonds (due within 1 year)	1,903	—	(2)	1,901
Total investments as of December 31, 2022	$23,515	$—	$(62)	$23,453

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

Investment in unconsolidated affiliate

The Company accounts for its share of the earnings or losses of its unconsolidated affiliate (Nanjing Hanxin Biomedical Testing Service Co., Ltd., or Hanxin) with a reporting lag of three months, as the financial statements of Hanxin are not completed on a basis that is sufficient for the Company to apply the equity method on a current basis. The Company’s share of Hanxin’s losses for the three and nine months ended September 30, 2023 was $0.4 million and $1.5 million, respectively, which was recorded in the “Equity in losses of unconsolidated affiliate” line on the condensed consolidated statement of operations. The Company’s share of Hanxin’s losses for the three and nine months ended September 30, 2022, was $0.2 million and $1.1 million, respectively, which was recorded in the “Equity in losses of unconsolidated affiliate” line on the condensed consolidated statement of operations.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights(1)	24	$591,338	$6,159	$585,179
IMS (UK) international product rights(2)	10	8,462	8,462	—
Patents	12	486	372	114
Land-use rights	39	2,540	799	1,741
Subtotal	23	602,826	15,792	587,034
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,092	—	3,092
Subtotal	*	32,317	—	32,317
As of September 30, 2023	*	$635,143	$15,792	$619,351

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights(2)	10	$8,462	$5,430	$3,032
Patents	12	486	362	124
Land-use rights	39	2,540	749	1,791
Subtotal	11	11,488	6,541	4,947
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,126	—	3,126
Subtotal	*	32,351	—	32,351
As of December 31, 2022	*	$43,839	$6,541	$37,298

* Intangible assets with indefinite lives have an indeterminable average life.

(1)	See Note 3.
(2)

In June 2023, the Company recorded an impairment related to its IMS (UK) international product rights in the amount of $2.7 million. The Company recorded the impairment in the cost of revenue line in its condensed consolidated statement of operations for the nine months ended September 30, 2023

Goodwill

The changes in the carrying amounts of goodwill are as follows:

	September 30,	December 31,
	2023	2022

	(in thousands)
Beginning balance	$3,126	$3,313
Currency translation	(34)	(187)
Ending balance	$3,092	$3,126

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization

As of September 30, 2023, the expected amortization expense for all intangible assets during the next five fiscal years ended December 31 and thereafter is as follows:

(in thousands)
2023	$6,180
2024	24,718
2025	24,718
2026	24,718
2027	24,718
Thereafter	481,982
Total amortizable intangible assets	587,034
Indefinite-lived intangibles	32,317
Total intangibles (net of accumulated amortization)	$619,351

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene MIST®, an over-the-counter bronchodilator product, recorded at the allocated fair value of $29.2 million, which is its carrying value as of September 30, 2023.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2023	2022

	(in thousands)
Raw materials and supplies	$55,180	$47,607
Work in process	28,293	37,090
Finished goods	26,505	18,887
Total inventories	$109,978	$103,584

Charges of $9.6 million were included in the cost of revenues in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2023, to adjust the Company’s inventory and related firm purchase commitments to their net realizable value. For the three and nine months ended September 30, 2022, charges of $5.5 million and $14.1 million were included in the cost of revenues, respectively, to adjust the Company’s inventory and related firm purchase commitments to their net realizable value.

Losses on firm purchase commitments related to raw materials on order as of September 30, 2023 and December 31, 2022 were $0.7 million and $2.7 million, respectively, which are recorded in cost of revenues in the Company’s condensed consolidated statement of operations.

Note 12. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	September 30,	December 31,
	2023	2022

	(in thousands)
Buildings	$131,488	$130,726
Leasehold improvements	41,686	31,535
Land	7,438	7,451
Machinery and equipment	257,295	208,068
Furniture, fixtures, and automobiles	31,141	29,674
Construction in progress	49,540	50,842
Total property, plant, and equipment	518,588	458,296
Less accumulated depreciation	(237,752)	(220,030)
Total property, plant, and equipment, net	$280,836	$238,266

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2023	2022

	(in thousands)
Accrued customer fees and rebates	$16,261	$14,198
Accrued payroll and related benefits	26,681	22,847
Accrued product returns, current portion	12,884	14,867
Accrued loss on firm purchase commitments	701	2,686
Accrued payments for BAQSIMI® (see note 3)	123,894	—
Other accrued liabilities	10,328	9,143
Total accrued liabilities	190,749	63,741
Accounts payable	31,970	20,501
Total accounts payable and accrued liabilities	$222,719	$84,242

Note 14. Debt

Debt consists of the following:

	September 30,	December 31,
	2023	2022

	(in thousands)
Convertible Debt

2029 Convertible Notes	$345,000	$—

Term Loan

Wells Fargo Term Loan due June 2028	300,000	—
Capital One N.A. Term Loan paid off June 2023	—	68,250

Mortgage Loans

Mortgage payable with East West Bank due June 2027	8,060	8,188

Other Loans and Payment Obligations

French government loans due December 2026	209	204

Line of Credit Facilities

Line of credit facility with China Merchant Bank expired April 2023	—	—
Wells Fargo Revolving line of credit facility due June 2028	—	—
Capital One N.A. Revolving line of credit facility closed in June 2023	—	—

Equipment under Finance Leases	660	790
Total debt	653,929	77,432
Less current portion of long-term debt	433	3,046
Less: Loan issuance costs	15,290	1,547
Long-term debt, net of current portion and unamortized debt issuance costs	$638,206	$72,839

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Agreements

2029 Convertible Notes

In September 2023, the Company issued the 2029 Convertible Notes, in the aggregate principal amount of $345.0 million in a private offering pursuant to Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended. The Company used portions of the net proceeds from the 2029 Convertible Notes to (i) repay approximately $200.0 million of the Company’s borrowings under the Wells Fargo Term Loan and (ii) repurchase $50.0 million of the Company’s common stock.

In connection with the issuance of the 2029 Convertible Notes, the Company incurred approximately $10.8 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees. Unamortized debt issuance costs related to the 2029 Convertible Notes were $10.8 million as of September 30, 2023.

The 2029 Convertible Notes are general senior, unsecured obligations and bear an interest rate of 2.0% per year. The 2029 Convertible Notes were issued pursuant to an indenture, dated September 15, 2023, or the Indenture, between the Company and U.S. Bank Trust Company, National Association, as trustee.

The 2029 Convertible Notes will rank senior in right of payment to all of the Company’s indebtedness that is expressly subordinated in right of payment to the 2029 Convertible Notes; equal in right of payment to all of the Company’s unsecured indebtedness that is not so subordinated; effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness, including any amount outstanding under the Company’s credit facilities; and structurally junior to all indebtedness and other liabilities of the Company’s current or future subsidiaries, including trade payables.

Interest will be payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2024. The 2029 Convertible Notes may bear additional interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the 2029 Convertible Notes are not freely tradeable as required by the Indenture.

The 2029 Convertible Notes will mature on March 15, 2029, unless earlier converted, repurchased or redeemed.

Conversions of the 2029 Convertible Notes will be settled in cash up to the aggregate principal amount of the 2029 Convertible Notes to be converted, and cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, with respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount.

Holders may convert their 2029 Convertible Notes at their option prior to the close of business on the business day immediately preceding December 15, 2028, in multiples of $1,000 principal amount, only under the following circumstances; (i) during any calendar quarter commencing after the calendar quarter ending on December 31, 2023 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2029 Convertible Notes on each applicable trading day, (ii) during the five business day period after any five consecutive trading day period in which the trading price, as defined in the Indenture, per $1,000 principal amount of the 2029 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day, (iii) if the Company calls the 2029 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, and (iv) upon the occurrence of specified corporate events defined in the Indenture.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On or after December 15, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2029 Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

The Company may redeem the 2029 Convertible Notes, at its option, in whole or in part (subject to certain limitations), on or after September 20, 2026 and prior to the 41st scheduled trading day preceding the maturity date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2029 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The initial conversion rate is 15.8821 shares of the Company’s common stock per $1,000 principal amount of the 2029 Convertible Notes, which represents an initial conversion price of approximately $62.96 per share of common stock. The initial conversion price of $62.96 represents a premium of approximately 35.0% over the last reported sale price of the Company’s common stock on Nasdaq Global Select Market on September 12, 2023. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.

If a fundamental change, as defined in the Indenture, occurs at any time prior to the maturity date, then, subject to certain conditions, holders of the 2029 Convertible Notes may require the Company to repurchase for cash all or any portion of their 2029 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2029 Convertible Notes to be repurchased, plus any accrued and unpaid interest. In addition, following certain specified corporate events or if the Company issues a notice of redemption, the Company will, under certain circumstances, increase the conversion rate for holders who convert their 2029 Convertible Notes in connection with such corporate event or during a redemption period.

Syndicated Credit Agreement with Wells Fargo Bank, National Association - Due June 2028

In June 2023, in connection with the BAQSIMI® acquisition, the Company entered into a syndicated credit agreement with Wells Fargo, or the Credit Agreement. Under the terms of the Credit Agreement, the Company borrowed $500.0 million in the form of a term loan, or the Wells Fargo Term Loan. Proceeds from the Wells Fargo Term Loan were used to finance the acquisition of BAQSIMI®, repay certain of the Company’s and its subsidiaries’ existing third-party indebtedness, and pay fees and expenses incurred in connection with each of the foregoing. Outstanding borrowings with respect to the Wells Fargo Term Loan initially accrue interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted daily one-month Secured Overnight Financing Rate, or SOFR, rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25%, or (ii) an adjusted Term SOFR rate, subject to a floor of 0.00%, plus an applicable margin of 2.25%. Following delivery of financial statements for the Company’s first fiscal quarter following payment in full of a $125.0 million guaranteed payment owed to Lilly on June 30, 2024, the applicable margin for outstanding borrowings with respect to the Wells Fargo Term Loan will range from 0.50% to 1.50% in the case of base rate loans and 1.50% to 2.50% in the case of Term SOFR rate loans, in each case, depending on the Company’s consolidated net leverage ratio as of the most recently ended fiscal quarter. The Wells Fargo Term Loan matures in June 2028.

The Wells Fargo Term Loan requires principal payments of $12.5 million for the first year, which increases to $25.0 million during the second year, and $37.5 million during the third, fourth and fifth years, with the remaining balance due at maturity. The loan is secured by substantially all of the Company’s and certain of its subsidiaries’ assets, subject to certain exceptions and limitations. In the third quarter of 2023, the Company repaid approximately $200.0 million of the borrowings under the Wells Fargo term Loan with the proceeds from the 2029 Convertible Notes, thereby satisfying all

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of the current and future loan amortization payments required by the Wells Fargo Term Loan until maturity.

The Credit Agreement also provides for a $200.0 million Revolving Credit Facility and bears the same interest rate as the Wells Fargo Term Loan.

In conjunction with the Credit Agreement, the Company entered into an interest rate swap agreement with Wells Fargo, with a notional amount of $250.0 million to exchange the variable rate on the Wells Fargo Term Loan for a fixed rate of 4.04%. The interest swap asset had a fair value of $3.2 million as of September 30, 2023.

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

The Company incurred approximately $14.3 million in issuance costs in connection with the Credit Agreement, of which $3.0 million represented debt modification costs and were charged to interest expense in the Company’s condensed consolidated statement of operations for nine months ended September 30, 2023.

Debt issuance costs associated with the Credit Agreement (other than its Revolving Credit Facility component) are presented as a reduction to the carrying value of the related debt, while debt issuance costs associated with the Revolving Credit Facility are capitalized within other long-term assets on the condensed consolidated balance sheets. Unamortized debt issuance costs related to the Credit Agreement as of September 30, 2023 were $8.9 million which are being amortized over the term of the Credit Agreement using the effective interest rate method.

As a result of the $200.0 million repayment of the principal balance of the Wells Fargo Term Loan, approximately $3.0 million of unamortized debt issuance costs were written off during the three and nine months ended September 30, 2023.

Syndicated Credit Agreement with Capital One N.A. – Paid off June 2023

In August 2021, the Company entered into a $140.0 million credit agreement with Capital One N.A. acting as a lender and as agent for other lenders. Under the terms of the credit agreement, the Company borrowed $70.0 million in the form of a term loan, or the Capital One N.A. Term Loan. Proceeds from the loan were used to pay down certain of the Company’s outstanding loans and revolving lines of credit with Cathay Bank and East West Bank. The interest rate on the Capital One N.A. Term Loan was based on a variable interest rate, plus an applicable margin rate ranging between 0.5% and 2.5%, determined based on the Company’s net leverage ratio as defined by the terms of the agreement. In June 2023, the Company repaid all amounts outstanding under the Capital One N.A. Term Loan.

Interest Rate Swap Contracts

As of September 30, 2023, the fair value of the loans listed above approximated their carrying amount based on Level 2 inputs. For the mortgage loan with East West Bank, as well as the Wells Fargo Term Loan, the Company has entered into fixed interest rate swap contracts to exchange the variable interest rates for fixed interest rates. The interest rate swap contracts are recorded at fair value in the other assets line in the condensed consolidated balance sheets. Changes in the fair values of interest rate swaps were $4.9 million gain and $2.7 million gain for the three and nine months ended September 30, 2023, respectively. Changes in the fair values of interest rate swaps were $2.0 million gain and $5.9 million gain for the three and nine months ended September 30, 2022, respectively.

Covenants

At September 30, 2023 and December 31, 2022, the Company was in compliance with all of its debt covenants.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-Term Debt Maturities

As of September 30, 2023, the principal amounts of long-term debt maturities during each of the next five fiscal years ending December 31 are as follows:

Long-term
Debt
(in thousands)
2023	$229
2024	241
2025	250
2026	7,548
2027	—
Thereafter	645,000
$653,268

Note 15. Income Taxes

The following table sets forth the Company’s income tax provision for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Income before taxes	$63,637	$22,596	$130,014	$74,780
Income tax provision	14,025	6,559	27,160	16,187
Income before equity in losses of unconsolidated affiliate	$49,612	$16,037	$102,854	$58,593
Income tax provision as a percentage of income before income taxes	22.0%	29.0%	20.9%	21.6%

The change in the Company’s effective tax rate for the three and nine months ended September 30, 2023, was primarily due to differences in pre-tax income positions and timing of discrete tax items.

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

During the nine months ended September 30, 2023, the Company determined its U.K. subsidiaries, AUK and IMS UK, more likely than not would not realize the benefits of their deferred tax assets. Therefore, the Company recorded a valuation allowance expense of an immaterial amount and will discontinue recognizing income tax benefits until sufficient taxable income is generated to realize their deferred tax assets.

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

Note 16. Stockholders' Equity

Share Buyback Program

Pursuant to the Company’s existing share buyback program, the Company purchased 1,072,041 and 1,338,757 shares of its common stock during the three and nine months ended September 30, 2023, for total consideration of $50.0 million and $58.1 million, respectively. The Company purchased 478,255 and 719,263 shares of its common stock during the three and nine months ended September 30, 2022, for total consideration of $14.5 million and $21.8 million, respectively.

In August 2023, the Company’s Board of Directors authorized a $50.0 million increase to the Company’s share buyback program, which is expected to continue for an indefinite period of time. Since the inception of the program, the Company’s Board of Directors have authorized a total of $285.0 million in the share buyback program. The primary goal of the program is to offset dilution created by the Company’s equity compensation programs.

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

Amended and Restated 2015 Equity Incentive Plan

As of September 30, 2023, the Company reserved an aggregate of 6,776,746 shares of common stock for future issuance under the Amended and Restated 2015 Equity Incentive Plan, or the 2015 Plan, including 1,202,802 shares, which were reserved in January 2023 pursuant to the evergreen provision in the 2015 Plan.

2014 Employee Stock Purchase Plan

As of September 30, 2023, the Company has issued 1,155,478 shares of common stock under the ESPP and 844,522 shares of its common stock remain available for issuance under the ESPP.

In May 2023, the Company issued 65,933 shares at a purchase price of $25.52 per share under the ESPP. For the three and nine months ended September 30, 2023, the Company recorded ESPP expense of $0.2 million and $0.8 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded ESPP expense of $0.2 million and $0.6 million, respectively.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted-averages for key assumptions used in determining the fair value of options granted during the three and nine months ended September 30, 2023 and 2022, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Average volatility	40.2%	42.7%	41.4%	41.0%
Average risk-free interest rate	4.4%	2.9%	4.1%	2.3%
Weighted-average expected life in years	6.3	6.3	6.2	6.1
Dividend yield rate	—%	—%	—%	—%

A summary of option activity under all plans for the nine months ended September 30, 2023, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2022	7,929,150	$17.66
Options granted	759,820	35.84
Options exercised	(786,891)	15.27
Options forfeited	(4,526)	29.60
Options expired	(543)	16.25
Outstanding as of September 30, 2023	7,897,010	$19.65	4.78	208,046
Exercisable as of September 30, 2023	5,819,517	$16.54	3.52	171,365
Vested and expected to vest as of September 30, 2023	7,703,355	$19.37	4.68	205,029
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s stock for those awards that have an exercise price below the estimated fair value at September 30, 2023.

For the three and nine months ended September 30, 2023, the Company recorded expense of $2.2 million and $7.5 million, respectively, related to stock options granted under all plans. For the three and nine months ended September 30, 2022, the Company recorded expense of $2.0 million and $6.5 million, respectively, related to stock options granted under all plans.

Information relating to option grants and exercises is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands, except per share data)
Weighted-average grant date fair value per share	$21.49	$14.40	$16.76	$14.75
Intrinsic value of options exercised	5,628	1,421	24,544	20,131
Cash received from options exercised	2,277	1,483	12,015	18,402
Total fair value of the options vested during the period	167	167	8,887	8,157

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the status of the Company’s non-vested options as of September 30, 2023, and changes during the nine months ended September 30, 2023, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2022	2,378,453	$9.48
Options granted	759,820	16.76
Options vested	(1,056,254)	8.41
Options forfeited	(4,526)	13.40
Non-vested as of September 30, 2023	2,077,493	12.68

As of September 30, 2023, there was $18.9 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.7 years and will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until vested. The RSUs do not have any voting or dividend rights prior to the issuance of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period using the straight-line method. For the three and nine months ended September 30, 2023, the Company recorded total expenses of $2.2 million and $7.3 million, respectively, related to RSU awards granted under all plans. For the three and nine months ended September 30, 2022, the Company recorded expenses of $2.0 million and $6.4 million, respectively, related to RSU awards granted under all plans.

As of September 30, 2023, there was $19.9 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.7 years and will be adjusted for future changes in estimated forfeitures.

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
	Total RSUs	Value of RSUs
	Issued	Issued(1)
		(in thousands)
RSUs outstanding at December 31, 2022	1,007,052
RSUs granted	356,176	$12,725
RSUs forfeited	(2,017)
RSUs vested(2)	(440,337)
RSUs outstanding at September 30, 2023	920,874
(1)	The total fair market value is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 168,007 shares of common stock were surrendered to fulfill tax withholding obligations.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Share-based Compensation Expense

The Company recorded share-based compensation expense, which is included in the Company’s condensed consolidated statement of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Cost of revenues	$1,004	$915	$3,868	$3,238
Operating expenses:
Selling, distribution, and marketing	213	178	649	540
General and administrative	2,975	2,810	9,323	8,389
Research and development	452	396	1,780	1,389
Total share-based compensation	$4,644	$4,299	$15,620	$13,556

Note 17. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the three and nine months ended September 30, 2023 were approximately $0.5 million and $1.7 million, respectively, compared to the prior year expense of $0.5 million and $1.6 million for the three and nine months ended September 30, 2022, respectively.

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

The liability under the plan is based on a discount rate of 3.8% as of September 30, 2023 and December 31, 2022. The liability is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.3 million and $2.2 million at September 30, 2023 and December 31, 2022, respectively. The Company recorded an immaterial amount of expense under the plan for each of the three and nine months ended September 30, 2023 and 2022.

Non-qualified Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan obligations are payable upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants began contributing to the plan in January 2020. The plan assets were valued at approximately $5.5 million and $4.5 million as of September 30, 2023 and December 31, 2022, respectively. The plan liabilities were valued at approximately

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$5.7 million and $4.6 million as of September 30, 2023, and December 31, 2022, respectively. The plan assets and liabilities are included in other long-term assets and other long-term liabilities, respectively, on the Company’s condensed consolidated balance sheets.

Note 18. Commitments and Contingencies

Purchase Commitments

As of September 30, 2023, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $72.8 million.

Note 19. Related Party Transactions

Investment in Hanxin

As of September 30, 2023, the Company has a 11.5% ownership in Hanxin that is accounted for as an equity method investment. The Company maintains a seat on Hanxin’s board of directors, and Henry Zhang, the son of Dr. Jack Zhang is an equity holder, the general manager, and the chairman of the board of directors of Hanxin. Additionally, Dr. Mary Luo and Dr. Jack Zhang, have an ownership interest in Hanxin through an affiliated entity. As a result, Hanxin is a related party.

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

During the three and nine months ended September 30, 2023, the Company recognized an immaterial amount of revenue from manufacturing services provided to Hanxin. As of September 30, 2023, the Company had an immaterial amount of receivables from Hanxin.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the three and nine months ended September 30, 2023, the Company paid $0.4 million and $1.4 million, respectively, under this agreement.

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

During the three months ended September 30, 2023, ANP did not have any payments under this agreement. During the nine months ended September 30, 2023, ANP paid $0.7 million, under this agreement. As of September 30, 2023, the Company did not have any amounts payable to Letop.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 21. Subsequent Events

On October 27, 2023, the Company made a principal payment of $50.0 million on its Wells Fargo Term Loan, reducing the balance to $250.0 million.

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

Our largest products by net revenues currently include BAQSIMI®, Primatene MIST®, glucagon, epinephrine, lidocaine, enoxaparin sodium, and phytonadione. In April 2022, the FDA approved our ganirelix acetate injection 250mg/0.5mL prefilled syringe, which we launched in June 2022. In July 2022, the FDA approved our vasopressin injection, USP 20 Units/mL, 1 mL single-dose vial, which we launched in August 2022. In May 2022, the FDA approved our regadenoson injection, 0.08mg/mL, 5mL, single-dose prefilled syringe, which we launched in April 2023.

In March 2023, the FDA approved our naloxone hydrochloride nasal spray 4mg, REXTOVY®, which we plan to launch in the first quarter of 2024.

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

Certain other worldwide events and macroeconomic factors, such as international trade relations, new legislation and regulations, taxation or monetary policy changes, public sector budgetary cycles and funding authorization in the United States, political and civil unrest, global conflicts such as the Israel-Hamas war, supply chain disruptions, inflationary pressures, and rising interest rates, among other factors, also increase volatility in the global economy. For example, the United States has recently experienced historically high levels of inflation. The existence of inflation in the United States, and global economy has and may continue to result in higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects.

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

On June 30, 2023, in conjunction with our acquisition of BAQSIMI®, we entered into a $700.0 million syndicated credit agreement, or the Credit Agreement by and among the Company, certain subsidiaries of the Company, as guarantors, certain lenders, and Wells Fargo Bank, National Association, or Wells Fargo, as Administrative Agent, (in such capacity, Agent), Swing Line Lender and L/C Issuer.

The Credit Agreement provides for a senior secured term loan in an aggregate principal amount of $500.0 million, or the Wells Fargo Term Loan. The Wells Fargo Term Loan matures on June 30, 2028. The Wells Fargo Term Loan was fully funded on June 30, 2023.

The Credit Agreement provides for a senior secured revolving credit facility, or the Revolving Credit Facility, in an aggregate principal amount of $200.0 million, with a $15.0 million letter of credit sublimit and a $15.0 million swingline loan sublimit. The Revolving Credit Facility matures on June 30, 2028. As of September 30, 2023, we had no borrowings outstanding under the Revolving Credit Facility. In September 2023, we repaid $200.0 million of the Wells Fargo Term Loan with the proceeds from the issuance of $345.0 million of the 2.00% Convertible Notes, or 2029 Convertible Notes. We repaid approximately $200.0 million of the borrowings under the Wells Fargo Term Loan with the proceeds from the 2029 Convertible Notes.

Revenues from the sales of BAQSIMI®, under the Transition Services Agreement, or TSA, with Lilly during the three months ended September 30, 2023, were recognized on a net basis similar to a royalty arrangement. The impact of this revenue recognition method resulted in lower reported revenues relative to the revenue that would have been reported had we recognized gross revenues from sales of BAQSIMI®. Once we assume distribution responsibilities to our customers, we will begin recognizing gross revenues and cost of revenues from sales BAQSIMI®, which will be classified as product revenues, net and cost of revenues, respectively.

For more information regarding our acquisition of BAQSIMI®, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 3. BAQSIMI® Acquisition.”

Business Segments

As of June 30, 2023, our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) API products. The finished pharmaceutical products segment manufactures, markets and distributes Primatene MIST®, epinephrine, glucagon, phytonadione, lidocaine, enoxaparin, naloxone, as well as various other critical and non-critical care drugs. Revenues from the sale of BAQSIMI® are also accounted for as a component of the finished pharmaceutical product segment. The API segment manufactures and distributes RHI API and porcine insulin API for external customers and internal product development. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 6. Segment Reporting.”

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Net revenues

	Three Months Ended
	September 30,		Change
	2023	2022	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$147,665	$117,120	$30,545	26%
API	4,190	3,009	1,181	39%
Total product revenues, net	151,855	120,129	31,726	26%
Other revenues	28,701	—	28,701	N/A
Total net revenues	$180,556	$120,129	$60,427	50%
Cost of revenues
Finished pharmaceutical products	$66,867	$55,681	$11,186	20%
API	5,286	5,938	(652)	(11)%
Total cost of revenues	$72,153	$61,619	$10,534	17%
Gross profit	$108,403	$58,510	$49,893	85%
as % of net revenues	60%	49%

The increase in net revenues of the finished pharmaceutical products for the three months ended September 30, 2023 was due to the following changes:

	Three Months Ended
	September 30,		Change
	2023	2022	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
Glucagon	$29,514	$14,224	$15,290	107%
Primatene MIST®	24,834	18,359	6,475	35%
Epinephrine	20,199	19,502	697	4%
Lidocaine	15,522	12,621	2,901	23%
Enoxaparin	7,702	7,983	(281)	(4)%
Phytonadione	7,449	13,978	(6,529)	(47)%
Naloxone	4,715	6,818	(2,103)	(31)%
Other finished pharmaceutical products	37,730	23,635	14,095	60%
Total finished pharmaceutical products net revenues	$147,665	$117,120	$30,545	26%

Product Revenues, net

The increase in sales of glucagon was primarily due to an increase in unit volumes, as a result of two suppliers discontinuing their glucagon injection products at the end of 2022. Primatene MIST® sales increased due to an increase in unit volumes. The increase in sales of lidocaine was primarily due to an increase in unit volumes, as a result of supplier shortages. The decrease in sales of phytonadione was due to a decrease in unit volumes, as a result of increased competition. The decrease in sales of naloxone was primarily due to a decrease in unit volumes. The increase in other finished pharmaceutical products was primarily due to higher unit volumes of dextrose, atropine, calcium chloride, and sodium bicarbonate, due to increased demand caused by supplier shortages during the quarter, as well as a full quarter of sales for vasopressin, which were launched in August 2022, and the launch of regadenoson in April 2023.

We anticipate that sales of naloxone and enoxaparin will continue to fluctuate in the future due to competitive dynamics. We also anticipate that sales of epinephrine and other finished pharmaceutical products will continue to fluctuate depending on the ability of our competitors to supply market demands. Sales of medroxyprogesterone have essentially been halted as of August 2023 as our API supplier has discontinued making this product. We are currently in the process of qualifying our subsidiary ANP to make this API. However, we do not know when the Drug Master File, or DMF, to approve this as our new API supply will be approved by the FDA. Therefore, we are not sure when we will be able to return to selling this product. Sales of medroxyprogesterone totaled $0.7 million in the three months ended September 30, 2023 compared to $7.2 million in the three months ended September 30, 2022.

Sales of API primarily depend on the timing of customer purchases.

Other Revenues

Other revenues includes revenues from the sales of BAQSIMI® of $28.7 million during the three months ended September 30, 2023, based on total BAQSIMI® sales of $48.7 million as reported to us by Lilly, which was recognized on a net basis similar to a royalty arrangement. Currently, BAQSIMI® is being sold by Lilly on our behalf under the TSA, whereby Lilly would provide certain services to support the transition of the BAQSIMI® operations to us. The transfer of the BAQSIMI® marketing authorizations to us is anticipated to occur at different points in time depending on the jurisdiction, with the United States being the first that is expected to transfer to us in the first quarter of 2024. Upon the assumption of distribution responsibilities, we will begin to recognize gross revenues and cost of revenues in their respective lines on the consolidated statements of comprehensive income.

Backlog

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. As of September 30, 2023, we experienced an immaterial amount of backlog for various products, primarily as a result of competitor shortages and supplier constraints. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross margins

The increase in sales of glucagon and Primatene MIST®, which are higher-margin products, the sales of ganirelix and vasopressin, both of which we launched last year, as well as the sales of regadenoson, which we launched in April 2023, helped increase our gross margins for the three months ended September 30, 2023. Additionally, as a result of the TSA with Lilly, revenues from sales of BAQSIMI® are reported on a net basis similar to a royalty arrangement with no amount reported as cost of revenues.

We are experiencing increased costs for labor and certain purchased components. Additionally, the cost of heparin may fluctuate, which could put downward pressure on our gross margins. However, we believe that this trend will be offset by increased sales of our higher-margin products, including Primatene MIST®, glucagon, vasopressin, ganirelix, regadenoson and new products we anticipate launching in 2024.

Selling, distribution and marketing, and general and administrative

	Three Months Ended
	September 30,		Change
	2023	2022	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$6,407	$4,784	$1,623	34%
General and administrative	$12,654	$11,984	$670	6%

The increase in selling, distribution and marketing expenses was primarily due to expenses related to the expansion of our sales force related to BAQSIMI®, as well as an increase in advertising spending for Primatene MIST®. The increase in general and administrative expense was primarily due to an increase in salary and personnel-related expenses, as well as costs related to the acquisition of BAQSIMI®, which was partially offset by a decrease in legal fees.

Legal fees may fluctuate from period to period due to the timing of patent challenges and other litigation matters.

Research and development

	Three Months Ended
	September 30,		Change
	2023	2022	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$7,007	$6,217	$790	13%
Pre-launch inventory	460	—	460	N/A
Clinical trials	673	2,726	(2,053)	(75)%
FDA fees	45	29	16	55%
Materials and supplies	3,664	5,217	(1,553)	(30)%
Depreciation	2,452	2,473	(21)	(1)%
Other expenses	2,363	1,852	511	28%
Total research and development expenses	$16,664	$18,514	$(1,850)	(10)%

The decrease in research and development expenses is primarily due to the timing of clinical trials. Additionally, materials and supplies expense decreased as a result of a ramp-up of expense in 2022 for AMP-018 and our insulin pipeline products. This was partially offset by an increase in salary and personnel-related expenses.

Research and development expenses consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

We have made, and expect to continue to make, substantial investments in research and development to expand our product portfolio and grow our business. We expect that research and development expenses will increase on an annual basis due to increased clinical trials cost related to our insulin and inhalation product candidates. These expenditures will include costs of APIs developed internally as well as APIs purchased externally, the cost of purchasing reference listed drugs and the costs of performing the clinical trials. As we undertake new and challenging research and development projects, we anticipate that the associated costs will increase significantly over the next several quarters and years.

Other income (expenses), net

	Three Months Ended
	September 30,		Change
	2023	2022	Dollars	%

	(in thousands)
Other income (expenses), net	$3,459	$(397)	$3,856	NM

Other income (expenses), net is primarily a result of foreign currency fluctuation, as well as the mark-to-market adjustments relating to our interest rate swap contracts during the three months ended September 30, 2023.

Income tax provision

	Three Months Ended
	September 30,		Change
	2023	2022	Dollars	%

	(in thousands)
Income tax provision	$14,025	$6,559	$7,466	114%
Effective tax rate	22%	29%

Our effective tax rate for the three months ended September 30, 2023 decreased in comparison to the three months ended September 30, 2022, primarily due to differences in pre-tax income positions and timing of discrete tax items. For more information regarding our income taxes, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 15. Income Taxes”.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net revenues

	Nine Months Ended
	September 30,		Change
	2023	2022	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$426,541	$353,789	$72,752	21%
API	11,048	10,175	873	9%
Total product revenues, net	437,589	363,964	73,625	20%
Other revenues	28,701	—	28,701	N/A
Total net revenues	$466,290	$363,964	$102,326	28%
Cost of revenues
Finished pharmaceutical products	$192,500	$168,327	$24,173	14%
API	18,809	17,945	864	5%
Total cost of revenues	$211,309	$186,272	$25,037	13%
Gross profit	$254,981	$177,692	$77,289	43%
as % of net revenues	55%	49%

The increase in net revenues of the finished pharmaceutical products for the nine months ended September 30, 2023, was due to the following changes:

	Nine Months Ended
	September 30,		Change
	2023	2022	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
Glucagon	$82,486	$37,003	$45,483	123%
Primatene MIST®	64,837	62,030	2,807	5%
Epinephrine	57,004	52,777	4,227	8%
Lidocaine	43,174	39,253	3,921	10%
Phytonadione	33,017	37,834	(4,817)	(13)%
Enoxaparin	25,441	27,138	(1,697)	(6)%
Naloxone	14,774	21,424	(6,650)	(31)%
Other finished pharmaceutical products	105,808	76,330	29,478	39%
Total finished pharmaceutical products net revenues	$426,541	$353,789	$72,752	21%

Product Revenues, net

The increase in sales of glucagon was primarily due to an increase in unit volumes, as a result of two suppliers discontinuing their glucagon injection products at the end of 2022. Primatene MIST® sales increased due to an increase in average selling price contributing $3.5 million, which was partially offset by a reduction in unit volume, as a result of inventory drawdowns by retailers, amounting to $0.7 million. The increase in sales of epinephrine and lidocaine was primarily due to an increase in unit volumes, due to an increase in demand caused by supplier shortages. The decrease in sales of phytonadione was due to a decrease in unit volumes, as a result of increased competition. The decrease in sales of enoxaparin was primarily due to a decrease in unit volumes. The decrease in sales of naloxone was due to both a decrease in unit volumes, as well as a lower average selling price. The increase in other finished pharmaceutical products was primarily due to higher unit volumes of dextrose, atropine, calcium chloride, and sodium bicarbonate, due to increased demand caused by supplier shortages, as well as a full period of sales for ganirelix and vasopressin, which were launched in June 2022 and August 2022, respectively, and the launch of regadenoson in April 2023.

We anticipate that sales of naloxone and enoxaparin will continue to fluctuate in the future due to competitive dynamics.

We also anticipate that sales of epinephrine and other finished pharmaceutical products will continue to fluctuate depending on the ability of our competitors to supply market demands. Sales of medroxyprogesterone have essentially been halted as of August 2023 as our API supplier has discontinued making this product. We are currently in the process of qualifying our subsidiary ANP to make this API. However, we do not know when the Drug Master File, or DMF, to approve this as our new API supply will be approved by the FDA. Therefore, we are not sure when we will be able to return to selling this product. Sales of medroxyprogesterone totaled $10.7 million in the nine months ended September 30, 2023, compared to $19.8 million in the nine months ended September 30, 2022.

Sales of API primarily depend on the timing of customer purchases.

Other Revenues

Other revenues includes revenues from the sales of BAQSIMI® of $28.7 million during the nine months ended September 30, 2023, based on total BAQSIMI® sales of $48.7 million as reported to us by Lilly, which was recognized on a net basis similar to a royalty arrangement. Currently, BAQSIMI® is being sold by Lilly on our behalf under the TSA, whereby Lilly would provide certain services to support the transition of the BAQSIMI® operations to us. The transfer of the BAQSIMI® marketing authorizations to us is anticipated to occur at different points in time depending on the jurisdiction, with the United States being the first that is expected to transfer to us in the first quarter of 2024. Upon the assumption of distribution responsibilities, we will begin to recognize gross revenues and cost of revenues in their respective lines on the consolidated statements of comprehensive income.

Backlog

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. As of September 30, 2023, we experienced an immaterial amount of backlog for various products, primarily as a result of competitor shortages and supplier constraints. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross margins

The increase in sales of glucagon, Primatene MIST®, and epinephrine, which are higher-margin products, the sales of ganirelix and vasopressin, both of which we launched last year, as well as the sales of regadenoson, which we launched in April 2023, helped increase our gross margins for the nine months ended September 30, 2023. Additionally, as a result of the TSA with Lilly, the revenues relating to BAQSIMI® is reported on a net basis similar to a royalty arrangement with no amount reported as cost of revenues. These increases in gross margins were partially offset by an impairment charge of $2.7 million in June 2023 relating to the impairment of the IMS (UK) international product rights, as well as charges included in cost of revenue to adjust our inventory and related purchase commitments to their net realizable value.

We are experiencing increased costs for labor and certain purchased components. Additionally, the cost of heparin may fluctuate, which could put downward pressure on our gross margins. However, we believe that this trend will be offset by increased sales of our higher-margin products, including glucagon, vasopressin, ganirelix, regadenoson and new products we anticipate launching in 2023 and 2024.

Selling, distribution and marketing, and general and administrative

	Nine Months Ended
	September 30,		Change
	2023	2022	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$20,234	$16,059	$4,175	26%
General and administrative	$38,418	$34,433	$3,985	12%

The increase in selling, distribution and marketing expenses was primarily due to expenses related to the expansion of our sales force related to BAQSIMI®, as well as an increase in advertising spending for Primatene MIST®. The increase in general and administrative expense was primarily due to an increase in salary and personnel-related expenses, as well as costs related to the acquisition of BAQSIMI®.

We expect that selling, distribution and marketing expenses will continue to increase due to the increase in marketing expenditures for Primatene MIST®. Legal fees may fluctuate from period to period due to the timing of patent challenges and other litigation matters.

Research and development

	Nine Months Ended
	September 30,		Change
	2023	2022	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$21,653	$18,767	$2,886	15%
Pre-launch inventory	460	—	460	N/A
Clinical trials	3,430	3,905	(475)	(12)%
FDA fees	142	86	56	65%
Materials and supplies	13,556	21,747	(8,191)	(38)%
Depreciation	7,282	7,647	(365)	(5)%
Other expenses	6,799	5,383	1,416	26%
Total research and development expenses	$53,322	$57,535	$(4,213)	(7)%

The decrease in research and development expenses is primarily due to a decrease in materials and supply expense, as a result of a ramp-up of expenses in 2022 for AMP-018 and other insulin pipeline products. This was partially offset by an increase in salary and personnel-related expenses.

Research and development expenses consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

We have made, and expect to continue to make, substantial investments in research and development to expand our product portfolio and grow our business. We expect that research and development expenses will increase on an annual basis due to increased clinical trials costs related to our insulin and inhalation product candidates. These expenditures will include costs of APIs developed internally as well as APIs purchased externally, the cost of purchasing reference listed drugs and the costs of performing the clinical trials. As we undertake new and challenging research and development projects, we anticipate that the associated costs will increase significantly over the next several quarters and years.

Other income (expenses), net

	Nine Months Ended
	September 30,		Change
	2023	2022	Dollars	%

	(in thousands)
Other income (expenses), net	$1,553	$5,692	$(4,139)	NM

Other income (expenses), net is primarily a result of foreign currency fluctuation, as well as the mark-to-market adjustments relating to our interest rate swap contracts during the nine months ended September 30, 2023. For the nine months ended September 30, 2022, we received a settlement of $5.4 million in connection with the Regadenoson patent litigation. For more information regarding our litigation matters, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 20. Litigation”.

Income tax provision

	Nine Months Ended
	September 30,		Change
	2023	2022	Dollars	%

	(in thousands)
Income tax provision	$27,160	$16,187	$10,973	68%
Effective tax rate	21%	22%

Our effective tax rate for the nine months ended September 30, 2023 decreased in comparison to the nine months ended September 30, 2022, primarily due to differences in pre-tax income positions and timing of discrete tax items. For more information regarding our income taxes, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 15. Income Taxes”.

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

As of September 30, 2023, our foreign subsidiaries collectively held $5.8 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q. We expect additional cash flows to be generated in the longer term from future product introductions, including from sales of BAQSIMI®, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

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

Working capital increased by $1.5 million to $285.0 million at September 30, 2023, compared to $283.5 million at December 31, 2022.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$159,639	$73,955
Investing activities	(546,067)	(32,548)
Financing activities	501,176	(10,277)
Effect of exchange rate changes on cash	(44)	(239)
Net increase in cash, cash equivalents, and restricted cash	$114,704	$30,891

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $159.6 million for the nine months ended September 30, 2023, which included net income of $101.4 million. Non-cash items comprised primarily of $36.5 million of depreciation and amortization, $15.6 million of share-based compensation expense, and an impairment charge of $2.7 million relating to the impairment of the IMS (UK) international product rights.

Additionally, for the nine months ended September 30, 2023, there was a net cash inflow from changes in operating assets and liabilities of $2.5 million, which resulted from an increase in accounts payable and accrued liabilities, which was partially offset by an increase in accounts receivables and inventories. Accounts payable and accrued liabilities increased primarily due to the timing of payments. The increase in accounts receivables was primarily due to the timing of the payment from Lilly for BAQSIMI® during the quarter, which was received subsequent to the quarter end.

Net cash provided by operating activities was $74.0 million for the nine months ended September 30, 2022, which included net income of $57.5 million. Non-cash items comprised primarily of $21.4 million of depreciation and amortization and $13.6 million of share-based compensation expense. Additionally, for the nine months ended September 30, 2022, there was a net cash outflow from changes in operating assets and liabilities of $18.4 million, which resulted from an increase in inventories, due to increased purchases of certain raw materials and components, which was partially offset by an increase in accounts payable and accrued liabilities. Accounts payable and accrued liabilities increased primarily due to the timing of payments.

Investing Activities

Net cash used in investing activities was $546.1 million for the nine months ended September 30, 2023, primarily as a result of $506.4 million relating to the BAQSIMI® acquisition, $28.7 million in purchases of property, plant, and equipment, which included $19.5 million incurred in the United States, $1.7 million in France, and $7.5 million in China.

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

Financing Activities

Net cash provided by financing activities was $501.2 million for the nine months ended September 30, 2023, primarily due to our entry into the Credit Agreement with Wells Fargo and the issuance of the 2029 Convertible Notes, which was partially offset by $268.5 million in principal payments of our long-term debt and $24.6 million in debt issuance cost. Additionally, we received $7.4 million in net proceeds from the settlement of share-based compensation awards under our equity plan, which was partially offset by the $58.4 million used to purchase treasury stock.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Although we currently expect to realize increased revenues as a result of our acquisition of BASQIMI®, the expectations and guidance we have provided, with respect to the potential financial impact of the Acquisition, are subject to numerous assumptions including assumptions derived from our diligence efforts concerning the status of and prospects for BAQSIMI® business, which we did not control at the time such assumptions were made, and assumptions relating to the near-term prospects for glucagon products generally and the markets for BAQSIMI® in particular. Additional assumptions we have made relate to numerous matters, including (without limitation) the following:

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

Our current and future indebtedness has and may continue to adversely affect our operating results and cash flows.

The Acquisition was financed with proceeds of the Wells Fargo Term Loan. The material increase in our indebtedness as a result of the Credit Agreement and the 2029 Convertible Notes has and may continue to adversely affect our operating results, cash-flows and our ability to use cash generated from operations as we satisfy our materially increased underlying interest and principal payment obligations under the Credit Agreement and the 2029 Convertible Notes, as applicable.

Specifically, our materially increased indebtedness could have important consequences to investors in our common stock, including any or all of the following:

•

we could be subject to substantial variable interest rate risk because interest rates applicable to certain of our indebtedness are based on a fixed margin over an indexed rate or an adjusted base rate. If interest rates were to further increase substantially it could have a material adverse effect on our operating results and could affect our ability to service the indebtedness;

•	our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes may be limited or financing may be unavailable;

•	a substantial portion of our cash flows must be dedicated to the payment of principal and interest on our indebtedness and other obligations and will not be available for use in our business;

•

our level of indebtedness could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate or place us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital;

•

our high degree of indebtedness will make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations; and

•	any conversion of the 2029 Convertible Notes could dilute the interests of existing investors in our common stock.

Our ability to make scheduled payments of the principal and interest when due, or to refinance our borrowings under the Credit Agreement and/or the 2029 Convertible Notes, will depend on our future performance, which is subject to economic, financial, competitive and other factors beyond our control.

Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our indebtedness, and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our existing or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default under the Credit Agreement, the 2029 Convertible Notes or future indebtedness.

If we fail to make required payments under our existing or future indebtedness, we would be in default under the terms of these agreements. Subject to customary cure rights, any default would permit the holders of the indebtedness to accelerate repayment of this debt and could cause defaults under other indebtedness that we have, any of which could have a material adverse effect on the trading price of our common stock.

Our outstanding loan agreements contain restrictive covenants that may limit our operating flexibility.

Our loan agreements are collateralized by substantially all of our presently existing and subsequently acquired assets and subject us to certain affirmative and negative covenants, including limitations on our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens and conduct transactions with affiliates. For example, the Credit Agreement contains financial and operational covenants that may adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.

We are also subject to certain covenants that require us to maintain certain financial ratios and are required under certain conditions to make mandatory prepayments of outstanding principal. As a result of these covenants and ratios, we have certain limitations on the manner in which we can conduct our business, and we may be restricted from engaging in favorable business activities or financing future operations or capital needs until our current debt obligations are paid in full or we obtain the consent of our lenders, which we may not be able to obtain. For example, the Credit Agreement contains financial and operational covenants that may adversely affect our ability to engage in certain activities, including certain financing and acquisition transactions, stock repurchases, guarantees, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming including without limitation, covenants requiring compliance with a maximum consolidated net leverage ratio test and a minimum consolidated interest coverage ratio test.

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

We may not have sufficient cash to settle conversions of the 2029 Convertible Notes in cash, to repurchase the 2029 Convertible Notes upon a fundamental change, or to repay the principal amount of the 2029 Convertible Notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2029 Convertible Notes.

Holders of the 2029 Convertible Notes will have the right to require us to repurchase all or a portion of the 2029 Convertible Notes upon the occurrence of a fundamental change, as defined in the Indenture, before the applicable maturity date at a repurchase price equal to 100% of the principal amount of such 2029 Convertible Notes to be repurchased, plus accrued and unpaid interest or special interest, if any, as described in the Indenture governing the 2029 Convertible Notes. In addition, upon conversion of the 2029 Convertible Notes, we will be required to settle a portion or all of its conversion obligation in respect of the 2029 Convertible Notes being converted in cash, as described in the Indenture. Moreover, we will be required to repay the 2029 Convertible Notes in cash at their maturity unless earlier converted, redeemed or repurchased. However, we may not have enough available cash on hand or be able to obtain financing at the time we are required to make repurchases of the 2029 Convertible Notes surrendered therefor or pay cash with respect to the 2029 Convertible Notes being converted or at their respective maturity.

In addition, our ability to repurchase the 2029 Convertible Notes or to pay cash upon conversions of the 2029 Convertible Notes or at their maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the 2029 Convertible Notes at a time when the repurchase is required by the indenture governing the 2029 Convertible Notes or to pay cash upon the conversion of the 2029 Convertible Notes or at their maturity as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. Moreover, the occurrence of a fundamental change under the indenture could constitute an event of default under any such agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, which would have a material adverse effect on our business, results of operations and financial condition.

The conditional conversion feature of the 2029 Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2029 Convertible Notes is triggered, holders of the 2029 Convertible Notes will be entitled under the Indenture to convert the 2029 Convertible Notes at any time during the specified periods at their option. Upon such event, if one or more holders elect to convert their 2029 Convertible Notes, we would be required to settle a portion or all of the conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of the 2029 Convertible Notes do not elect to convert their 2029 Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such 2029 Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock.

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
July 1 – July 31, 2023	—	$—	—	—
August 1 – August 31, 2023	—	—	—	—
September 1 – September 30, 2023	1,072,041	46.64	1,072,041	—
(1)	On August 28, 2023, we announced that our Board of Directors authorized an increase of $50.0 million to our share buyback program. As of September 30, 2023, $35.5 million remained available for repurchase under such program. The share buyback program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, none of our officers or directors, as defined in Rule 16a-1(f), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1

Indenture, dated September 15, 2023, between Amphastar Pharmaceuticals, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2023)

4.2	Form of 2.00% Convertible Notes due 2029 (incorporated by reference to Exhibit 4.2 (included in Exhibit 4.1) of the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2023)

10.1

Purchase Agreement, dated September 12, 2023, among Amphastar Pharmaceuticals, Inc. and Jefferies LLC, J.P. Morgan Securities LLC, Wells Fargo Securities LLC and BofA Securities Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2023)

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

Date: November 8, 2023

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 8, 2023