Form 10-K
period 2023-12-31
Amphastar Pharmaceuticals, Inc.
filed 2024-02-29
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of Common Stock on such date as reported by Nasdaq Global Select Market, was approximately $1,487,116,593. Shares of common stock known to be held by directors, executive officers and holders of 5% or more of the outstanding common stock of the registrant are not included in the computation. No determination has been made that such persons are “affiliates” of the registrant for any other purpose.

At February 22, 2024, there were 48,095,862 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year to which this report relates in connection with its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Amphastar Pharmaceuticals, Inc.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements relate to future events or future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the sales and marketing of our products;
●	our expectations regarding our newly acquired product, BAQSIMI®, including with respect to our ability to increase our revenues and derive certain benefits as a result of our acquisition of BAQSIMI®;
●	our ability to successfully acquire and integrate assets, including our ability to integrate BAQSIMI®;
●	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;
●	our business and operations in general, including: adverse impacts of the Russia-Ukraine and Middle East conflicts and challenging macroeconomic conditions on our business, financial condition, operations, cash flows and liquidity;
●	our ability to attract, hire, and retain highly skilled personnel;
●	interruptions to our manufacturing and production as a result of natural catastrophic events or other causes beyond our control such as power disruptions or widespread disease outbreaks, the Russia-Ukraine and Middle East conflicts;
●	global, national and local economic and market conditions, specifically with respect to geopolitical uncertainty, including the Russia-Ukraine and Middle East conflicts, inflation and rising interest rates;
●	the timing and likelihood of U.S. Food and Drug Administration, or FDA, approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;
●	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;
●	cost and delays resulting from the extensive pharmaceutical regulations to which we are subject;
●	our ability to compete in the development and marketing of our products and product candidates;
●	our expectations regarding the business of our Chinese subsidiary, Amphastar Nanjing Pharmaceuticals, Ltd., or ANP;
●	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;
●	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our active pharmaceutical ingredient, or API, customers;
●	the effects of reforms in healthcare regulations and reductions in pharmaceutical pricing, reimbursement and coverage;
●	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;
●	the amount of price concessions or exclusion of suppliers adversely affecting our business;
●	variations in intellectual property laws, our ability to establish and maintain intellectual property protection for our products and our ability to successfully defend our intellectual property in cases of alleged infringement;
●	the implementation of our business strategies, product development strategies and technology utilization;
●	the potential for exposure to product liability claims;
●	our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions, divestitures or investments, including the anticipated benefits of such acquisitions, divestitures or investments;
●	our ability to expand internationally;
●	economic and industry trends and trend analysis;
●	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
●	the impact of trade tariffs, export or import restrictions, or other trade barriers;
●	the impact of Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate including the potential for drug price controls;
●	the impact of global and domestic tax reforms;
●	the timing for completion and the validation of the new construction at our ANP and Amphastar facilities;
●	the timing and extent of share buybacks; and
●	our financial performance expectations, including our expectations regarding our backlog, revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability.

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

Item 1. Business.

Overview

We are a bio-pharmaceutical company focusing primarily on developing, manufacturing, marketing, and selling technically challenging generic and proprietary injectable, inhalation, and intranasal products, as well as insulin active pharmaceutical ingredient, or insulin API products. We currently manufacture and sell over 25 products, the overwhelming majority of which are prescription pharmaceuticals. Since December 2018, we have sold our patented Primatene MIST® using a new hydrofluoroalkanes, or HFA, formulation as our sole over-the-counter product.

Our largest products by net revenues currently include BAQSIMI® glucagon nasal powder, or BAQSIMI®, Primatene MIST®, glucagon, epinephrine, phytonadione, and lidocaine. In April 2022, the FDA approved our ganirelix acetate injection 250mg/0.5mL prefilled syringe, which we launched in June 2022. In July 2022, the FDA approved our vasopressin injection, USP 20 Units/mL, 1 mL single-dose vial, which we launched in August 2022. In May 2022, the FDA approved our regadenoson injection, 0.08mg/mL, 5mL, single-dose prefilled syringe, which we launched in April 2023.

In March 2023, the FDA approved our naloxone hydrochloride nasal spray 4mg, REXTOVYTM, which we plan to launch in the first quarter of 2024. In June 2023, we completed our acquisition of BAQSIMI®, the first and only nasally administered glucagon for the treatment of severe hypoglycemia in people with diabetes, and is currently available in 27 international markets.

For the years ended December 31, 2023, 2022, and 2021, we recorded net revenues of $644.4 million, $499.0 million, and $437.8 million, respectively. We recorded net income of $137.5 million, $91.4 million, and $62.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

We are currently developing a portfolio of generic abbreviated new drug applications, or ANDAs, biosimilar insulin product candidates and proprietary product candidates, which are in various stages of development and target a variety of indications. Four of the ANDAs and one of the biosimilar insulin candidates are currently on file with the FDA.

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

We have made several strategic acquisitions of companies, products, and technologies to complement our internal growth and expertise. These acquisitions have strengthened our core injectable and inhalation product technology infrastructure by providing additional manufacturing, marketing, and research and development capabilities, including the ability to manufacture starting materials, API, and other product components.

In 2021, we completed restructuring our Chinese subsidiary, ANP, reducing ANP’s ownership of Hanxin Pharmaceutical Technology Co., Ltd, or Hanxin, to 11.5%. For more information see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3 – ANP Restructuring.” As a result of the restructuring, we determined that we have significant influence over Hanxin. As such, the retained non-controlling investment in Hanxin is accounted for as an equity method investment. Hanxin continues to be a related party subsequent to the restructuring.

Our Markets

We primarily target products with high technical barriers to market entry, with a particular focus on the injectable and inhalation markets. We also manufacture and sell certain APIs.

●	Injectable market. Based on a December 2023 IQVIA National Sales Perspective Report, the U.S. injectable drug market in 2023 was over $340 billion. Our generic development, including interchangeable biosimilar portfolio is targeting opportunities in over $11 billion of this market. The injectable market requires highly technical manufacturing capabilities and compliance with strict current Good Manufacturing Practice, or cGMP, requirements, which create high barriers to market entry. Due to these high barriers to market entry, there are a limited number of companies with the technology and experience needed to manufacture injectable products. There have also been a number of quality issues over the past several years that have disrupted the ability of certain injectable manufacturers to produce sufficient product quantity to meet market demand. As such, the supply of injectables has been constrained, even as demand for injectable products has continued to increase.
●	Inhalation market. Based on a December 2023 IQVIA National Sales Perspective Report, the U.S. inhalation drug market in 2023 was approximately $29 billion. Our generic development portfolio is targeting opportunities in over $6 billion of this market. Inhalation drug therapy is used extensively to treat respiratory conditions such as asthma and chronic obstructive pulmonary disease. The MDI is the most widely used device to deliver inhalation therapies. It uses pressurized gas, historically chlorofluorocarbons, or CFCs, and more recently HFAs, to release its dose when the patient activates the device. The DPI, which does not rely on a propellant, is also widely used. As in the case of injectables, there are significant technical barriers to manufacturing inhalation products. The evolution of inhalation delivery technologies from nebulizers and CFCs to HFAs and DPIs has required manufacturers of inhalation products to re-formulate their products, which in many cases may require technical engineering capabilities, additional regulatory approvals and modified delivery devices. Additionally, the development of generic HFA and DPI products requires bioequivalence studies for FDA approval.

Our Strengths

We have built our company by integrating the following capabilities and strengths that we believe enable us to compete effectively in the pharmaceutical industry:

●	Robust portfolio of products and product candidates. We have over 25 commercial products and over 20 product candidates at different development stages, representing our longer-term growth opportunities.
●	Advanced technical capabilities and multiple delivery technologies. We have developed multiple advanced technical capabilities that we incorporate into the development of our products and product candidates, including characterization of complex molecules, peptide and protein analysis and synthesis, immunogenicity studies, particle engineering, and sustained-release technology. In addition, we apply these capabilities across our injectable, inhalation, and intranasal delivery technologies. Our injectable delivery technologies enable us to develop and manufacture generic and proprietary injectables in normal solution, lyophilized, suspension, jelly, emulsion forms, and pre-filled syringes. Our inhalation technologies cover a variety of delivery methods, including DPIs and HFA formulations of MDIs. Intranasal technology can offer a non-invasive and convenient route of drug delivery systems. It can offer the advantage of drug bioavailability by bypassing the effect of the first-pass metabolism and can allow drugs to achieve a more rapid and efficient therapeutic effect. These technical capabilities form the foundation of our strategy to develop products with high barriers to market entry targeting a wide range of indications.

●	Vertically integrated infrastructure. We are a vertically integrated company with the demonstrated ability to advance a product candidate from the research and development stage through commercialization. Our capabilities include strong research and development expertise, sophisticated pharmaceutical engineering capabilities, comprehensive manufacturing capabilities (including synthesizing and manufacturing API), a strict quality assurance system, extensive regulatory and clinical experience, and established marketing and distribution relationships. We believe our vertical integration allows us to achieve better operating efficiencies, accelerated product development, and internal control over product quality.
●	Experienced management team with deep scientific expertise. Our management team has a successful track record in product development, project management, quality assurance, acquisitions, sales and marketing, and has established relationships with our key customers, partners, and suppliers. Our research and development leadership has deep expertise in areas including pharmaceutical formulation, process development, in vivo and in vitro studies, analytical chemistry, physical chemistry, drug delivery, and clinical research. We believe that our scientific and technical expertise, coupled with our management team’s business, legal, regulatory, and business development experience, will enable us to successfully expand our position with respect to our current products and establish a meaningful market position for our product candidates.

Our Strategy

Our goal is to be an industry leader in developing, manufacturing, and marketing technically challenging injectable, inhalation and intranasal pharmaceutical products. To achieve this goal, we are pursuing the following key strategies:

●	Diversify our revenues by commercializing our product candidates. Assuming we successfully develop and obtain regulatory approvals, we plan to commercialize our product candidates and diversify our revenue sources. We have over 20 product candidates in various stages of development, including generic ANDAs or New Drug Applications, or NDAs, biosimilar product candidates, and proprietary product candidates. We also expect to expand our internal sales and marketing capabilities and, in some cases, enter into strategic alliances with other pharmaceutical companies to drive market penetration for our product candidates.
●	Focus on complex generic product opportunities. We believe that we have significant opportunities for growth driven by our technical expertise in developing generic product candidates with high technical barriers to market entry. We believe that if these product candidates are commercialized, they are likely to face less competition than less technically challenging generic products, which may enable us to earn higher margins for a longer period of time. We believe that generic competition for these products will likely be limited because of challenges in product development, manufacturing, or sourcing raw materials or APIs.
●	Develop proprietary products. We currently have four proprietary product candidates at various stages of development, targeting a broad range of indications. We believe that proprietary products tend to face less competition than generic products due to market exclusivity, intellectual property protection, and other barriers to entry. For these reasons, we believe that our proprietary products will provide us with the opportunity for higher margins and long-term revenue growth.
●	Leverage our vertically integrated infrastructure to drive operational efficiencies. We believe our vertically integrated infrastructure provides significant benefits, including better operating efficiencies, accelerated product development, and internal control over product quality. Our ability to manufacture APIs allows us to develop products that other companies may not focus on due to the uncertainty of API supply. In addition, our vertically integrated infrastructure, including our research and development capabilities, allows us to conduct technically challenging studies in-house. We believe this vertically integrated infrastructure has led and will continue to lead to a competitive portfolio of products and product candidates.
●	Target and integrate acquisitions of pharmaceutical companies, products, and technologies. We have a demonstrated ability to identify, acquire and integrate pharmaceutical companies, products, and technologies to complement our internal product development capabilities. Companies we have acquired include, amongst others, (1) International Medication Systems, Limited or IMS, (2) Armstrong

Pharmaceuticals, Inc. or Armstrong, (3) Nanjing Puyan Pharmaceutical Technology Co., Ltd. (which we renamed Amphastar Nanjing Pharmaceuticals Co., Ltd.), or ANP, and (4) Merck’s API Manufacturing Business in Éragny-sur-Epte, France, in connection with which, we established our French subsidiary, Amphastar France Pharmaceuticals, S.A.S., or AFP. Products we have acquired include BAQSIMI®, Cortrosyn®, and Primatene® MIST. We believe that our scientific and managerial expertise and our integration experience have improved the quality of the product lines and companies that we have acquired, which has had, and we believe will continue to have, a positive effect on our results of operations. For example, in 2018, we received approval from the FDA to manufacture semi-purified heparin at our Chinese subsidiary, ANP. We plan to have ANP manufacture API for certain other products and product candidates.

Our Technical Capabilities

We develop, manufacture, market, and sell generic and proprietary products that utilize injectable, inhalation, and intranasal delivery systems. We also manufacture and sell insulin API.

●	Injectable. Our injectable product technologies enable us to develop and manufacture generic and proprietary injectables in liquid, lyophilized, suspension, and emulsion forms, as well as the use of pre-filled syringes to facilitate safety and convenience to users. We have multiple injectable manufacturing facilities that include aseptic filling lines dedicated to the sterile production of injectable products. Additionally, we maintain compliance with cGMP regulations, which has enabled us to obtain regulatory approvals and support commercial supply.
●	Inhalation and Intranasal. We are focused on developing a broad range of generic and proprietary inhalation and intranasal products utilizing various delivery technologies. We have expertise in formulating HFA-based MDIs and DPIs, as well as packaging our inhalation drugs in blister packs and other forms which can be used for loading our products into a variety of inhalation devices. As with our injectable products, we maintain compliance with cGMP regulations, which we believe will enable us to obtain regulatory approvals and support commercial supply. Additionally, we have extensive formulation and clinical experience in developing complex formulations that can be administered by intranasal delivery.

We have advanced capabilities that enable us to develop technically challenging products.

●	Characterization of complex molecules. Complex molecule characterization includes determining physicochemical properties, biological activity, immunochemical properties, and purity. Such characterization is important in developing a generic product that is considered the same as a reference drug product, which in turn allows the generic drug developer to demonstrate such “sameness” to the FDA, which ultimately allows for interchangeability with the reference drug product. Complex drugs typically have large molecules composed of a mixture of molecules that differ very slightly from one another. These slight variances make such complex molecules difficult to characterize. We have developed analytical tools that have enabled us to characterize complex molecules in our products and product candidates. We believe that we have the technology to develop a variety of additional analytical tools that will enable us to characterize other complex molecules, including peptide and protein-based products.
●	Immunogenicity. The ability of an antigen to elicit immune responses is called immunogenicity. Unwanted immunogenicity, which is strongly linked with peptide and protein drug products, occurs when a patient mounts an undesired immune response against drug therapy. As a result, the FDA has signaled that they may require immunogenicity studies as part of the new pathway for biosimilars and biogenerics. In the past, the FDA has required these studies to approve products with complex molecules. We have gained expertise in immunogenicity by performing immunogenicity studies in connection with the FDA approval process for our enoxaparin product. We believe that our experience conducting these complex immunogenicity studies will be of primary importance in our future efforts to develop complex molecules, biosimilar, and biogeneric product candidates.
●	Peptide and protein product development and production. The development of peptide and protein drug products utilizes our characterization technology, immunogenicity studies, synthetic capabilities, recombinant DNA, or rDNA, and API manufacturing technology. We have experience using rDNA manufacturing technology, including the genetic engineering of host cells, fermentation to promote cell culture growth, and isolation and purification of the desired protein from the cell culture. Testing is

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
●	Particle engineering. Particle engineering is important in the field of pulmonary drug delivery as there is a direct relationship between the properties of a particle and its absorption by the lungs. We believe our expertise and technology, which applies to particle engineering and physical chemistry, allow us to engineer particles’ size, shape, surface smoothness and distribution to develop inhalation products that are more easily dispersed through targeted areas. We believe this expertise will allow us to formulate difficult- to-disperse inhalation products and demonstrate the sameness of the reference-listed drugs to the FDA.
●	Sustained-release. We have developed technology to improve drug delivery through sustained-release injectable products. Our sustained-release technology aims to create products that require less dosing frequency, which we believe can lead to diminishing fluctuations of drug concentrations in a patient’s bloodstream that would otherwise require more frequent dosing. We plan to use our sustained-release technology to develop generic and proprietary products.
●	Novel formulation. We have the capability to develop novel formulations to enhance drug delivery. For certain intranasal medications, novel formulations might be required to increase the drug’s absorption rate to deliver the medication safely and efficiently. We plan to use our novel formulation with our intranasal epinephrine and other proprietary products.

Finished Pharmaceutical Products

Our Marketed Products

We currently manufacture and sell over 25 products in our finished pharmaceutical product segment. The following is a description of products in our existing portfolio.

BAQSIMI® (glucagon) nasal powder 3mg

BAQSIMI® a dry nasal spray used in an emergency for the treatment of severe hypoglycemia in people with diabetes ages four years and above is the first and only nasally administered glucagon. It is compact, portable and ready to use in a single, fixed 3mg dose.

Primatene MIST®

Primatene MIST®, an over-the-counter epinephrine inhalation product, is indicated for the temporary relief of mild symptoms of intermittent asthma.

Glucagon for Injection Emergency Kit

Glucagon for injection is a difficult to manufacture injectable product. We received the first-ever FDA approval of a generic version of rDNA Glucagon in the fourth quarter of 2020. Using a dedicated process and sophisticated characterization technology, we demonstrated to the FDA that our highly purified synthetic peptide product is bioequivalent and therapeutically equivalent to the reference listed drug, or RLD, which is an rDNA product. Glucagon for injection emergency kit is indicated for the treatment of severe hypoglycemia and is used as a diagnostic aid.

Enoxaparin

Enoxaparin is a difficult to manufacture injectable form of low molecular weight heparin, which is used as an anticoagulant, and has multiple indications, including the prevention and treatment of deep vein thrombosis. Enoxaparin is difficult to produce in part because the API is not easily obtained or manufactured. We manufacture the API for our enoxaparin product and perform all subsequent manufacturing of the finished product in-house.

REXTOVYTM (naloxone hydrochloride nasal spray) 4mg

REXTOVYTM is a prescription naloxone nasal spray product intended to be used for the emergency treatment of known or suspected opioid overdose, as manifested by respiratory and/or central nervous system depression. In March 2023, the FDA approved REXTOVYTM, which we plan to launch in the first quarter of 2024.

Naloxone

We sell two versions of naloxone injections indicated for the emergency treatment of known or suspected opioid overdose.

Other Marketed Products

Other finished pharmaceutical products that we currently market include the following:

●	Cortrosyn® (cosyntropin for injection), a lyophilized powder that is indicated for use as a diagnostic agent in the screening of patients with adrenocortical insufficiency;
●	Amphadase®, a bovine-sourced hyaluronidase injection that is used as an adjuvant in subcutaneous fluid administration for achieving hydration, to increase absorption and dispersion of other injected drugs, and in subcutaneous urography for improving absorption of radiopaque agents;
●	Epinephrine injection indicated for emergency treatment of allergic reactions, including anaphylaxis, and to increase mean arterial blood pressure in adult patients with hypotension associated with septic shock;
●	Lidocaine jelly, a local anesthetic product used primarily for urological procedures;
●	Lidocaine topical solution, a local anesthetic used for a variety of procedures;
●	Phytonadione injection, an injection of Vitamin K1 that is used for newborn babies;
●	Our portfolio of emergency syringe products, including critical care drugs such as atropine, calcium chloride, dextrose, epinephrine, lidocaine, and sodium bicarbonate, are provided in pre-filled syringes and are designed for emergency use in hospital settings;
●	Morphine injection in prefilled syringe, pain management product indicated for use with Patient Controlled Analgesia (PCA) pumps;
●	Lorazepam injection, a sedative used prior to surgery and medical procedures;
●	Neostigmine methylsulfate injection, a cholinesterase inhibitor used in the treatment of myasthenia gravis and to reverse the effects of muscle relaxants such as gallamine and tubocurarine;
●	Isoproterenol hydrochloride injection, indicated for multiple uses, including mild or transient episodes of heart block that do not require electric shock or pacemaker therapy;
●	Ganirelix Acetate Injection, indicated for the inhibition of premature luteinizing hormone surges in women undergoing controlled ovarian hyperstimulation; and
●	Vasopressin is indicated to increase blood pressure in adults with vasodilatory shock who remain hypotensive despite fluids and catecholamines.
●	Regadenoson is a pharmacologic stress agent indicated for radionuclide myocardial perfusion imaging in patients unable to undergo adequate exercise stress.

Our Product Candidates

We seek to develop product candidates with high technical barriers to competitive market entry that leverage our technical capabilities and other competitive advantages. We focus on generic and proprietary product candidates in the injectable, inhalable and intranasal markets. Our pipeline products are in various stages of development, with a number of these candidates still in the early stages of development. Our pipeline has over 20 product candidates, including generic ANDAs, biosimilar, and proprietary product candidates.

The following table includes several of our technical capabilities needed for the generic ANDAs, biosimilar product candidates and proprietary products in development.

Peptide and
Delivery			Particle		Protein
Technology	Characterization	Immunogenicity	Engineering	Sustained-Release	Technology
Injectable	✓	✓		✓	✓
Inhalation	✓		✓

The development, regulatory approval for and commercialization of our product candidates are subject to numerous risks. See Item 1A, “Risk Factors” for additional information.

Generic Product Candidates

We generally employ a strategy of developing generic product candidates that possess a combination of factors that present technical barriers to competition, including difficult formulations, which require complex characterizations, difficult manufacturing requirements and/or limited availability of raw materials. We believe such factors will make these product candidates less susceptible to competition and pricing pressure. We currently have generic ANDAs and biosimilar product candidates at various development stages that leverage our various technical capabilities, including:

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

Biosimial Product Candidates

Our biosimilar pipeline, with a particular emphasis on interchangeable insulin analogs, targets a high-demand diabetes care sector. The recent filing of a Biologics License Application, or BLA, for insulin Aspart (AMP-004) was a pivotal step in our biosimilar program. The filing included using in-house developed technical platforms while navigating a complex regulatory environment while our goal to obtain interchangeable designations.

Further, we are applying our technology platforms to develop additional product candidates in our biosimilar portfolio. We are preparing for the regulatory submission of three additional interchangeable insulin product candidates, Insulin Aspart Mix (AMP-004m), Insulin Degludec (AMP-025), and Recombinant Human Insulin (AMP-005). Developed to meet stringent bioequivalence standards, these candidates will support our vision to effectively and efficiently meet the needs of our target markets.

A rigorous development strategy reinforces our commitment to developing biosimilar products and utilizes our vertically integrated structure when possible. Furthermore, our biosimilar product candidates are developed in accordance with regulatory guidelines for biosimilars, focusing on achieving interchangeability and bioequivalence to their respective reference products through rigorous pharmacokinetic and pharmacodynamics studies, supported by our expertise in areas such as protein engineering, creation of highly purified peptides/proteins, immunogenicity assessments, drug product characterization, and other internal technical platforms. This strategy is designed to deliver high-quality biosimilar products that meet all regulatory requirements for biosimilarity and interchangeability, thereby maximizing production efficiency.

Proprietary Product Candidates

Our integrated technical skills and expertise provide a strong basis for the development of proprietary drug candidates. These skills include new chemical entity assessment, peptide and protein synthesis technology, complex formulation development, characterization analysis, and immunogenicity studies.

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

Other Proprietary Product Candidates

In addition to intranasal epinephrine, we have three other proprietary product candidates in development. These product candidates incorporate multiple indications utilizing a wide variety of our technical capabilities.

APIs

We manufacture and sell two API products, Recombinant Human Insulin, or RHI API, and porcine insulin API, as a result of our acquisition of Merck Sharpe & Dohme’s, or Merck’s, API manufacturing business in Éragny-sur-Epte, France, or the Merck API Transaction, in April 2014. The acquisition aimed to enhance our vertical integration strategy as we target certain finished products for the injectable insulin market. However, we continue to sell RHI API and porcine insulin API to third parties, which helps fund our vertical integration strategy.

BAQSIMI® Acquisition

On June 30, 2023, we completed our acquisition of BAQSIMI®. BAQSIMI® is the first and only nasally administered glucagon for the treatment of severe hypoglycemia in people with diabetes and is currently available in 27 international markets.

The acquisition of BAQSIMI®, builds upon our commercial intranasal product portfolio, provides us with a branded product with growing sales and strong gross margins, and expands our international footprint into 26 new countries. For more information see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. BAQSIMI® Acquisition.”

Research and Development

As of December 31, 2023, we had 308 employees dedicated to research and development with expertise in areas such as pharmaceutical formulation, process development, toxicity studies, analytical, synthetic, and physical chemistry, drug delivery, device development, equipment and engineering, clinical research statistical analysis, etc. Our focus on developing products with high barriers to market entry requires a significant investment in research and development, including clinical development. In particular, developing proprietary products that are reformulations of existing proprietary compounds often requires clinical trials to gain regulatory approval, and we have a team dedicated to designing and managing clinical trials. We have successfully completed several clinical trials for some of our product candidates and are in the process of planning clinical trials for other product candidates under development.

Backlog

A significant portion of our customer shipments in any fiscal year relates to orders received and shipped in that fiscal year, generally resulting in a low product backlog relative to total shipments at any time. As of December 31, 2023, our backlog was minimal, partially as a result of competitor shortages and supplier constraints. Historically, our backlog has not been a meaningful indicator of our ability to achieve any particular level of overall revenue or financial performance.

Manufacturing and Facilities

Our manufacturing facilities are located in Rancho Cucamonga and South El Monte, California; Canton, Massachusetts; Éragny-sur-Epte, France; and Nanjing, China. We own or lease a total of 67 buildings at six locations in the United States, France and China, that comprise 2.4 million square feet of manufacturing, research and development, distribution, packaging, laboratory, office and warehouse space. Our facilities are regularly inspected by the FDA in connection with our product approvals, and we believe that all of our facilities are being operated in material compliance with the FDA’s cGMP regulations.

We continue to expand our facility in Nanjing, China, and expect further significant investment in this facility.

Our API manufacturing business in Éragny-sur-Epte, France, which we acquired in April 2014, manufactures porcine insulin API and RHI API, and we expect to continue the current site activities. We have completed a project to modify our current facility in France to increase our internal manufacturing capabilities allowing us to take over the manufacture of inclusion bodies, which are our RHI API’s starting material. The project was completed in 2020 with a cost of $40.1 million.

We believe that our current manufacturing capacity is adequate for the near term. However, we are planning to increase capacity at our plant in Rancho Cucamonga, CA which will allow us to eventually quadruple the number of units produced at this facility. We are also increasing the capacity of our inhalation facility in Canton, MA and our insulin API production facility at ANP.

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

We depend on contract manufacturing organizations, or CMO, for the supply of BAQSIMI® which are subject to stringent FDA requirements. If our CMO experience difficulties in acquiring sufficient quantities of required materials or products from their existing suppliers or if our CMO are found to be non-compliant with the FDA’s or other regulatory agencies quality system regulation, cGMP, or other applicable laws or regulations, we would be required to find alternative CMO. Obtaining the required regulatory approvals to use alternative CMO may be a lengthy and uncertain process during which we could lose sales. If our CMO become unable or unwilling to perform, we could experience protracted delays or interruptions in the supply of BAQSIMI® which could materially and adversely affect our commercial activities, operating results and financial conditions.

If our suppliers or our CMO encounter problems during manufacturing, establishing additional or replacement suppliers for these materials may take a substantial period of time, as suppliers must be approved by the FDA. Further, a significant portion of our raw materials may be available only from foreign sources, which are subject to the risks of doing business abroad. For example, heparin USP is the starting material for the production of the API in our enoxaparin product. We have established a supply chain for heparin that originates in China and have implemented validated technology processes designed to screen and test incoming starting material, which include methods currently required by the FDA. However, the FDA has required companies importing heparin to test imported heparin using specific screening methods to detect certain contaminants and it has increased its scrutiny of Chinese facilities that produce heparin for the U.S. market. For example, in August 2008, the FDA inspected two facilities in China belonging to suppliers in our heparin supply chain and issued warning letters, one of which needed to be resolved as a precondition to approving the ANDA for our enoxaparin product candidate in September 2011. In 2018, we received approval from the FDA for the manufacture of semi-purified heparin at ANP.

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

Sales and Marketing

Our products are marketed and sold to institutions such as hospitals, long-term care facilities, alternate care sites, clinics, and doctors’ offices, and to retail pharmacies. Most institutional customers and retail pharmacies are members of one or more group purchasing organizations, which negotiate collective purchasing agreements on behalf of their members. These facilities purchase products through specialty distributors and wholesalers. We have relationships with the major group purchasing organizations in the United States. We also have relationships with major specialty distributors, wholesalers and retailers who distribute pharmaceutical products nationwide. Eli Lilly & Company, or Lilly, currently manufactures and sells BAQSIMI® on our behalf pursuant to the terms of the Transition Services Agreement, or TSA.

The following table provides information regarding the percentage of our net revenues that is derived from each of our major customers and partners:

	% of Net Revenues
	Year Ended
	December 31,
	2023	2022	2021
McKesson Corporation	25%	22%	21%
Cencora Inc.	20%	23%	24%
Cardinal Health, Inc.	15%	17%	16%
Lilly	8%	—	—

Our marketing department is responsible for establishing and maintaining contracts and relationships with the group purchasing organizations, distributors, retailers, wholesalers and our sales force is focused on promoting BAQSIMI®

with healthcare professionals. One or more of our proprietary product candidates may require deployment of a sales force either directly or through a strategic partner.

Competition

We face and will face significant competition for our products and product candidates from pharmaceutical companies that focus on proprietary and generic injectable and inhalation markets such as Pfizer, Inc., Sagent Pharmaceuticals, Inc., Akorn, Inc., Sandoz Inc., Viatris Inc., Fresenius Kabi USA, Nexus Pharmaceuticals, Apotex Corp, Amneal Biosciences, American Regent Inc., Hikma Pharmaceuticals USA, Inc., Par Pharmaceuticals, Cipla USA Inc., Meitheal Pharmaceuticals, Dr. Reddy’s Laboratories, Inc., Sun Pharmaceuticals, Inc., Xeris, Pharmaceuticals, Novo Nordisk, Medefil Inc., Accord Healthcare, Eugia Pharma, Amring Pharmaceuticals, Bausch Health, Zydus Pharmaceuticals USA Inc., AuroMedics Pharma LLC, and Teva Pharmaceutical Industries Ltd. Competition in the generic pharmaceutical industry has increased as producers of branded products have entered the business by creating generic drug subsidiaries, purchasing generic drug companies, or licensing their products to generic manufacturers prior to patent expiration and/or as their patents expire. Therefore, our competitors also include the innovator companies of our generic drug products. For example, enoxaparin is currently marketed by Sanofi S.A., or Sanofi, under the brand name Lovenox®. Sanofi also markets its authorized generic enoxaparin product through its subsidiary, Winthrop. Fresenius Kabi USA, Apotex Corp., Zydus Pharmaceuticals USA Inc., Sandoz, Meithael Pharmaceuticals, Inc., and others also market a generic version of enoxaparin. Other companies may have filed an ANDA with the FDA for its generic version of enoxaparin. The presence of these current and prospective competitive products may have an adverse effect on our market share, revenue and gross profit from our enoxaparin product.

Similarly, we will face significant competition for our proprietary product candidates. Our competitors vary depending upon product categories, and within each product category, upon dosage strengths and drug-delivery systems. Based on total assets, annual revenues and market capitalization, we are smaller than some of our competitors with respect to both our generic and proprietary products and product candidates. Some of our competitors have been in business for a longer period of time, have a greater number of products on the market and have greater financial and other resources than we do. It is also possible that developments by our competitors will make our generic or proprietary products and product candidates noncompetitive or obsolete.

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

The BLA Approval Process

The BLA approval process is similar to the Full NDA approval process and generally involves:

●	completion of preclinical laboratory and animal testing in compliance with the FDA’s GLP regulations;

●	submission to the FDA of an IND for human clinical testing, which must satisfy FDA and become effective before human clinical trials may begin;
●	performance of adequate and well-controlled human clinical trials to establish the efficacy of the proposed drug product for each intended use;
●	satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is produced to assess compliance with the FDA’s cGMP regulations; and
●	submission to and approval by the FDA of a BLA.

Combination Products

●	A combination product is a product comprising of two or more regulated components (e.g., a drug and device) that are combined into a single product, co-packaged, or sold separately but intended for co-administration, as evidenced by the labeling for the products. A drug that is administered using an inhaler is an example of a combination drug/device product.
●	The FDA is divided into various Centers, which each have authority over a specific type of product. NDAs are reviewed by personnel within the Center for Drug Evaluation and Research, or CDER, while device applications and premarket notifications are reviewed by the Center for Devices and Radiological Health, or CDRH. For biologic products, the BLAs are generally reviewed by personnel within the Center for the Biologic Evaluation and Research, or CBER. When reviewing a drug (biologic)/device combination product, the FDA must assign a lead Center to review the product, based on the combination product's primary mode of action, or PMOA, which is the single mode of a combination product that provides the most important therapeutic action of the combination product. The Center that regulates that portion of the product that generates the PMOA becomes the lead evaluator. If there are two independent modes of action, neither of which is subordinate to the other, the FDA makes a determination as to which Center to assign the product based on consistency with other combination products raising similar types of safety and effectiveness questions or to the Center with the most expertise in evaluating the most significant safety and effectiveness questions raised by the combination product.
●	When evaluating an application, a lead Center may consult other Centers and apply the standards that would be applicable but still retain complete reviewing authority, or it may collaborate with another Center, by which the Center assigns review of a specific section of the application to another Center, delegating its review authority for that section. Typically, the FDA requires a single marketing application submitted to the Center selected to be the lead evaluator, although the agency has the discretion to require separate applications to more than one Center. One reason to submit multiple applications is if the applicant wishes to receive some benefit that accrues only from approval under a particular type of application, like new drug product exclusivity. If multiple applications are submitted, each may be evaluated by a different lead Center.
●	Our inhalers, intranasal delivery systems, and prefilled syringes, which deliver a specific drug or biologic, are regulated by the FDA as combination products. We believe the combination products will be regulated by the FDA as a drug or biologic (and not a device) because the primary mode of action of the combination will be a drug (or biological) action. As such, we will need to submit a marketing application to the CDER (or CBER) for our inhalers or prefilled syringes that deliver a specific drug. CDRH will provide input to CDER (or CBER) on the device aspects of the combination. We can provide no assurance that any of our combination products will be approved by FDA in a timely fashion, if at all.
●	Like their constituent products—e.g., drugs/biologics and devices—combination products are highly regulated and subject to a broad range of post marketing requirements including cGMPs, adverse event reporting, periodic reports, labeling and advertising and promotion requirements and restrictions, market withdrawal and recall.

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

When an entity is determined to have violated the FCA, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $13,508 and $27,018 for each separate instance of a false claim, subject to adjustment for inflation. There are many potential bases for liability under the FCA. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the FCA to assert liability on the basis of inadequate care, kickbacks and other improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations of misrepresentations with respect to the services rendered. In addition, the federal government has prosecuted companies under the FCA in connection with off-label promotion of products. Our current and future activities relating to the reporting of wholesale or estimated retail prices of our products, the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products, and the sale and marketing of our products may be subject to scrutiny under these laws. While we are unaware of any current matters, we are unable to predict whether we will be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

The Open Payment Act

The Physician Payment Sunshine Act, or the Open Payment Act, which was enacted as part of the Affordable Care Act, requires all pharmaceutical manufacturers that participate in Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of the Department of Health and Human Services payments or other transfers of value made in the previous year by that entity, or by a third party as directed by that entity, to covered recipients, including physicians (defined to include doctors of medicine and osteopathy, dentists, podiatrists, optometrists, and licensed chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as defined by law, or to third parties on behalf of such covered recipients, as well as ownership and investment interests held by physicians and their immediate family members. The payments and transfer of value required to be reported include the cost of meals provided to a physician, travel reimbursements and other transfers of value provided as part of contracted services, including speaker programs, advisory boards, consultation services and clinical trial services. The statute requires the federal government to make reported information available to the public. Failure to comply with the reporting requirements can result in significant civil monetary penalties ranging from $1,190 to $11,905 for each payment or other transfer of value that is not reported (up to a maximum per annual report of $178,581) and from $11,905 to $119,055 for each knowing failure to report (up to a maximum per annual report of $1,000,000). Additionally, there are criminal penalties if an entity intentionally makes false statements in such reports. We are subject to the Open Payment Act and the information we disclose may lead to greater scrutiny, which may result in modifications to established practices and additional costs. Additionally, similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering adopting similar laws requiring transparency of interactions with health care professionals.

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

In November 2013, the federal Drug Supply Chain Security Act, or the DSCSA, became effective in the United States, mandating an industry-wide, national serialization system for pharmaceutical packaging with a ten-year phase-in process. By November 2018, all manufacturers and re-packagers were required to mark each prescription drug package with a unique serialized code. Each of Amphastar and our U.S.-based subsidiaries subject to or covered by DSCSA comply with the new requirements. In addition, under the DSCSA, we are required by November 2024, to provide to downstream trading partners, serial number specific transaction details. This may require additional modification to Amphastar and our U.S.-based subsidiaries’ manufacturing sites. Additionally, should any subsidiary that is not subject to or covered by the DSCSA become subject to or covered by the DSCSA, we may be required to modify our manufacturing sites to comply with the rules and regulations.

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

With respect to our existing generic products and generic product candidates, we primarily rely on trade secrets, unpatented proprietary know-how and continuing technological innovation to protect our products and technologies, especially where we do not believe patent protection is appropriate or obtainable. Although in some cases, we seek patent protection to preserve our competitive position, our current patent portfolio does not cover the majority of our existing products and product candidates. We own several U.S. and foreign patents covering processes and equipment used in the manufacture of a few of our products. The expiration dates of these patents range from 2024 to 2041. We also own several trademarks registered with the USPTO.

We currently own more than 100 issued patents globally, including several patents covering BAQSIMI®, U.S. Patent Number 10,213,487 and 10,765,602 are listed in the U.S. FDA Orange Book, and we own a U.S. patent covering the HFA version of Primatene MIST®: U.S. Patent Number 8,367,734, which is listed in the U.S. FDA Orange Book. We have several patent applications that are currently pending. For our product candidates that are not intended to be generic products, we may seek to obtain patent rights or rely on trade secret protection. We may not be able to obtain patent or other forms of protection for inventions or other intellectual property developed by our officers, employees, or consultants because we might not have been the first to file or to invent the patentable technology or others may have independently developed similar or alternative technology.

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

Human Capital

As of December 31, 2023, we had 1,761 full-time employees in the United States, China, and France. Of these employees, 29 hold Ph.D.’s, and an additional 118 employees hold a master’s degree or other post-graduate degrees. We consider our employees’ intellectual capital an essential driver of our business and key to our future prospects. None of our U.S. employees are subject to a collective bargaining agreement or represented by a trade or labor union.

The following table summarizes our employees by category and location:

	United States	China	France	Total
Manufacturing	829	82	99	1,010
QA/QC and Regulatory Affairs	178	74	30	282
Sales and Marketing	18	—	—	18
General and Administrative	102	20	21	143
Research and Development	255	48	5	308
Total employees	1,382	224	155	1,761

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as more fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

●	our success depends on our ability to develop and/or acquire and commercialize additional pharmaceutical products;
●	our BAQSIMI®, Primatene MIST®, glucagon, epinephrine, lidocaine, phytonadione, and enoxaparin products collectively represent a significant portion of our net revenues; if the sales volume or pricing of these products decline, or if we are unable to satisfy market demand for these products, they could have a material adverse effect on our business, financial position and results of operations;
●	our actual financial and operating results could differ materially from any expectations or guidance provided by us concerning future results with respect to the acquisition of BAQSIMI®;
●	our success depends on the integrity of our supply chain, including multiple single source suppliers, the disruption of which could negatively impact our business;
●	our ability to develop new products and additional revenue streams depends upon a variety of factors including being able to invest ongoing revenue and borrow funds or raise additional capital when needed;
●	we face significant competition in the pharmaceutical industry with respect to both our proprietary and generic drugs, which may result in others developing or commercializing products before or more successfully than we do, which could significantly limit our growth and materially and adversely affect our financial results;
●	health care providers may not be receptive to our products, particularly those that incorporate our proprietary drug delivery platforms;
●	sales of our products may be adversely affected by the continuing consolidation of our customer base;
●	we depend upon our key personnel, the loss of whom could adversely affect our operations. If we fail to attract and retain the talent required for our business, our business could be materially harmed;
●	our business may be adversely affected by challenging macroeconomic conditions globally;
●	because a portion of our manufacturing takes place in China, a significant disruption in the construction or operation of our manufacturing facility in China, political unrest in China, tariffs, impact of outbreaks of health epidemics, or changes in social, political, trade, health, economic, environmental, or climate-related conditions or in laws, regulations and policies governing foreign trade could materially and adversely affect our business, financial condition and results of operations;
●	we may be exposed to product liability claims and may not be able to obtain or maintain adequate product liability insurance;
●	we are exposed to risks related to our international operations and failure to manage these risks may adversely affect our operating results and financial condition;
●	the FDA approval process is time-consuming and complicated, and we may not obtain the FDA approval required for a product within the timeline we desire, or at all; additionally, we may lose FDA approval and/or our products may become subject to foreign regulations;
●	the novel use of particle engineering or synthetic APIs for any of our product candidates, may not receive regulatory approval, and without regulatory approval we will not be able to market our product candidates;
●	if clinical studies for our product candidates are unsuccessful or significantly delayed, we will be unable to meet our anticipated development and commercialization timelines, which would have an adverse impact on our business;
●	if branded pharmaceutical companies are successful in limiting the use of generics through their legislative, regulatory and/or other efforts, our sales of generic products may suffer; and
●	our success depends on our ability to obtain, protect, and enforce our intellectual property.

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

Our BAQSIMI®, Primatene MIST®, glucagon, epinephrine, lidocaine, phytonadione, and enoxaparin products collectively represent a significant portion of our net revenues. If the sales volume or pricing of these products decline, or if we are unable to satisfy market demand for these products, they could have a material adverse effect on our business, financial position and results of operations.

Sales from our BAQSIMI® product that we acquired in June 2023 represented 8% of our total net revenues for the year ended December 31, 2023. Sales from our Primatene MIST® product represented 14%, 17%, and 17% of our total net revenues for the years ended December 31, 2023, 2022, and 2021, respectively. Sales from our glucagon product, which we launched in February 2021 represented 18%, 11% and 11% of our total net revenues for the years ended December 31, 2023, 2022 and 2021, respectively. Sales from our epinephrine product represented 13%, 15%, and 13% of our total net revenues for the years ended December 31, 2023, 2022, and 2021, respectively. Sales from our lidocaine products represented 9%, 11%, and 10% of our total net revenues for the years ended December 31, 2023, 2022, and 2021, respectively. Sales from our phytonadione product represented 7%, 10%, and 10% of our total net revenues for the years ended December 31, 2023, 2022, and 2021, respectively, and sales of our enoxaparin product represented 5%, 7%, and 8% of our total net revenues for the years ended December 31, 2023, 2022, and 2021, respectively. We have experienced declining revenue from enoxaparin and some of our other existing products in the past. If the sales volume or pricing of enoxaparin continues to decline, or if the sales volume or pricing of lidocaine and phytonadione declines, or if we are unable to satisfy market demand for these products, our business, financial position and results of operations could be materially and adversely affected, and the market value of our common stock could decline. For example, our enoxaparin product continues to see increased competition in the market, which could result in declining per unit prices as well as lower market share due to intense pricing competition in the pharmaceutical industry. We have experienced significant declines in the per unit pricing and gross margins attributable to our enoxaparin product since its commercial launch. Our BAQSIMI®, Primatene MIST®, glucagon, epinephrine, lidocaine, phytonadione, and enoxaparin products could be rendered obsolete or negatively impacted by numerous factors, many of which are beyond our control, including:

●	decreasing average sales prices;
●	development by others of new pharmaceutical products that are more effective than ours;
●	entrance of new competitors into our markets;
●	loss of key relationships with suppliers, group purchasing organizations or end-user customers;
●	manufacturing or supply interruptions;
●	increase in material input costs;
●	changes in the prescribing practices of physicians;
●	changes in third-party reimbursement practices;
●	implementation of prescription drug cost containment measures;
●	changes in applicable FDA, health care, and environmental law;
●	product liability claims; and
●	product recalls or safety alerts.

Any factor adversely affecting the sale of these products may cause our revenues to decline, and we may not be able to achieve and maintain profitability.

Our actual financial and operating results could differ materially from any expectations or guidance provided by us concerning future results with respect to the acquisition of BAQSIMI®.

Although we currently expect to realize increased revenues as a result of our acquisition of BAQSIMI®, the expectations and guidance we have provided, with respect to the potential financial impact of the acquisition of BAQSIMI®, are subject to numerous assumptions including assumptions derived from our diligence efforts concerning the status of and prospects for BAQSIMI® business, which we did not control at the time such assumptions were made, and assumptions relating to the near-term prospects for glucagon products generally and the markets for BAQSIMI® in particular. Additional assumptions we have made relate to numerous matters, including (without limitation) the following:

•	projections of BAQSIMI®’s future revenues;

•	the amount of intangibles that resulted from the acquisition of BAQSIMI®;

•	acquisition costs, including transaction costs payable to our financial, legal, and accounting advisors;

•	our ability to maintain, develop, and deepen relationships with BAQSIMI® customers and suppliers; and

•

other financial and strategic risks of the acquisition of BAQSIMI®, including the possible impact of our reduced liquidity resulting from deal-related cash outlays, the credit risk associated from the debt facility described below, and continued uncertainty arising from the global economic downturn.

We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues or revenue growth rates, if any, of BAQSIMI®, and we cannot provide assurances with respect to our ability to realize the cost savings that we currently anticipate. There are a variety of risks and uncertainties, some of which are outside of our control, which could cause our actual financial and operating results to differ materially from any expectations or guidance provided by us, concerning our future results with respect to the acquisition of BAQSIMI®.

We may fail to realize the projected revenue and other benefits expected from the acquisition and integration of BAQSIMI®, which could adversely affect the value of our common stock.

Our ability to realize the projected revenue and other benefits from the acquisition of BAQSIMI® will depend, in part, on our ability to continue to integrate BAQSIMI® into our current business. If we are not able to achieve the projected revenue or other benefits within the anticipated time frame, or at all, or if the projected revenue or other benefits take longer to realize than expected, then the value of our common stock may be adversely affected.

It is possible that the ongoing integration process could result in the disruption of our business or ongoing business associated with BAQSIMI®. We may also identify inconsistencies in standards, controls, procedures and policies between the two businesses that could adversely affect our ability to maintain relationships with our customers, suppliers, distributors, creditors, lessors, clinical trial investigators or managers or to achieve the anticipated benefits of BAQSIMI®.

Specifically, in order to realize the anticipated benefits of the acquisition of BAQSIMI®, we will continue to:

•

rely on Lilly for manufacturing services and transition services, including for performance of clinical and commercial activities, relating to BAQSIMI® and transfer of the corresponding activities to Amphastar;

•	enter into our own arrangements with certain suppliers/manufacturers in the supply chain; and

•	finalize distribution and sales arrangements for BAQSIMI® including payor and other agreements.

Integration efforts between us and the business associated with BAQSIMI® will also continue to divert management attention and resources. In addition, the actual integration of BAQSIMI® may result in additional and unforeseen expenses or liabilities (including those that may be assumed in connection with the acquisition of BAQSIMI®), and any anticipated benefits of the integration plan may not be realized. If we are not able to adequately address these challenges, we may be unable to successfully integrate BAQSIMI® into our business, or to realize some or any of the anticipated benefits of the acquisition of BAQSIMI®.

Delays encountered in the integration process could have a material adverse effect on our revenues, expenses, operating results and financial condition. For example, launching the products in certain international countries has encountered delays, which then goes beyond the current Manufacturing Service Agreement, or MSA. Although we expect significant benefits, such as increased sales revenues, from the acquisition of BAQSIMI®, there can be no assurance that we will realize these or any other anticipated benefits.

Our ability to develop new products and additional revenue streams depends upon our ability to invest ongoing revenue, borrow funds or raise additional capital when needed.

Developing a single product in the pharmaceutical industry is a very expensive proposition with no certainty of regulatory clearance or commercial success. Considerable amounts are invested into the research and development process. Our research and development expense was $73.7 million, $74.8 million, and $60.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. As noted elsewhere herein, ongoing revenue from current operations is a critical component of being able to adequately fund ongoing research and development efforts in our product pipeline. Likewise, the ability to borrow funds at an attractive rate is another factor in being able to fund research and development activities. Finally, being able to access the raise additional funds through the capital markets on favorable terms, if at all, particularly during times of market volatility, changes in the interest rate environment, and general economic instability, is another factor in being able to fund research and development. If any one, or all, of these sources become unavailable, our research and development projects may become delayed or negatively impacted.

Our success depends on the integrity of our supply chain, including multiple single source suppliers, the disruption of which could negatively impact our business.

Some of our products are the result of complex manufacturing processes, and some require highly specialized raw materials, and BAQSIMI® relies on contract manufacturing organizations, or CMO. Because our business requires outsourcing in some instances, we are subject to inherent uncertainties related to product safety, availability and security. For some of our key raw materials, components and APIs used in certain of our products, we have only a single, external source of supply, and alternate sources of supply may not be readily available.

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

If we fail to maintain relationships with our current suppliers, including our CMO, we may not be able to complete development, commercialization or marketing of our products, which would have a material and adverse effect on our business. Third-party suppliers may not perform as agreed, may discontinue production, or may terminate their agreements with us. For example, because these third parties provide materials to a number of other pharmaceutical companies, they may experience capacity constraints or choose to prioritize one or more of their other customers over us. Any significant problem that our suppliers experience could delay or interrupt our supply of materials until the supplier cures the problem or until we locate, negotiate for, validate and receive FDA approval for an alternative source of supply, if one is available. In the near term, we do not anticipate that the FDA will approve alternative sources to back up our primary suppliers. Therefore, if our primary suppliers become unable or unwilling to manufacture or deliver materials, we could experience protracted delays or interruptions in the supply of materials. This would ultimately delay our manufacture of products for commercial sale, which could materially and adversely affect our development programs, commercial activities, operating results and financial condition.

Additionally, any failure by us to forecast demand for, or to maintain an adequate supply of, the raw material and finished product could result in an interruption in the supply of certain products and a decline in sales of that product.

Underutilization of our manufacturing capacity could negatively impact our gross margins.

We have invested significantly in our manufacturing capacity in order to vertically integrate our business, contain the costs of raw materials and reduce the risks imposed by relying on third-party single source suppliers. We currently own and operate facilities that manufacture raw materials and APIs for our products and product candidates and those of our customers and partners, including insulin API for MannKind. However, if market demand decreases or if market supply surpasses demand, whether because of macroeconomic factors, pharmaceutical industry volatility, or deficiencies specific to our customers, we may not be able to reduce manufacturing expenses or overhead costs proportionately. For example, a significant portion of our manufacturing capacity in our facility in Éragny-sur-Epte, France is utilized for the manufacturing of insulin API for MannKind, and a significant portion of our manufacturing capacity in Rancho Cucamonga is utilized for the manufacture of enoxaparin. We have amended our supply agreement with MannKind, or the Supply Agreement and our option purchase agreement with MannKind, or the Option Agreement, multiple times to modify and extend the annual minimum purchase commitments under the Supply Agreement and the Option Agreement. This lowers the annual minimum quantities and lowers the production levels at AFP.

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

We face and will face significant competition for our products and product candidates from pharmaceutical companies that focus on proprietary and generic injectable and inhalation markets such as Pfizer, Inc., Sagent Pharmaceuticals, Inc., Akorn, Inc., Sandoz Inc., Viatris Inc., Fresenius Kabi USA, Nexus Pharmaceuticals, Apotex Corp., Amneal Biosciences, American Regent, Inc., Hikma Pharmaceuticals USA, Par Pharmaceuticals, Cipla USA Inc., Meitheal Pharmaceuticals, Dr. Reddy’s Laboratories, Inc., Xeris Pharmaceuticals, Novo Nordisk, Medefil Inc., Accord Healthcare, Eugia Pharma, and Teva Pharmaceutical Industries Ltd. Competition in the generic pharmaceutical industry has increased as producers of branded products have entered the business by creating generic drug subsidiaries, purchasing generic drug companies, or licensing their products to generic manufacturers prior to patent expiration and/or as their patents expire.

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

The acquisition of BAQSIMI® was financed with proceeds of the senior secured term loan, or the Wells Fargo Term Loan, provided by the syndicated credit agreement, or the Credit Agreement, by and among the Company, certain subsidiaries of the Company, as guarantors, certain lenders, and Wells Fargo Bank, National Association, or Wells Fargo, as Administrative Agent (in such capacity, Agent), Swing line Lender and L/C Issuer. The material increase in our indebtedness as a result of the Credit Agreement and the 2.00% Convertible Senior Notes due 2029, or the 2029 Convertible Notes, has and may continue to adversely affect our operating results, cash-flows and our ability to use cash generated from operations as we satisfy our materially increased underlying interest and principal payment obligations under the Credit Agreement and the 2029 Convertible Notes, as applicable.

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

Our business relationships, including customer relationships, and those of the business related to BAQSIMI® may be subject to disruption due to uncertainty associated with the acquisition of BAQSIMI®.

Suppliers, vendors, and other third parties with whom we or the business related to BAQSIMI® do business or otherwise have relationships may experience uncertainty associated with the acquisition of BAQSIMI®, and this uncertainty could materially affect their decisions with respect to existing or future business relationships with us. As a result, we are currently unable to predict the effect of the acquisition of BAQSIMI® on certain assumed contractual rights and obligations, including intellectual property rights.

Contracts, agreements, licenses, permits, authorizations and other arrangements related to the BAQSIMI® business that contain provisions giving counterparties certain rights (including, in some cases, termination rights) in the event of an “assignment” of such agreement or a “change in control” of Lilly or its subsidiaries. The definitions of “assignment” and “change in control” vary from contract to contract and, in some cases, the “assignment” or “change in control” provisions may be implicated by the acquisition of BAQSIMI®. If an “assignment” or “change in control” occurs, a counterparty may be permitted to terminate its contract with respect to BAQSIMI®.

We cannot predict the effects, if any, if the acquisition of BAQSIMI® is deemed to constitute an assignment or change in control under certain of the contracts and other arrangements related to BAQSIMI®, including the extent to which cancellation rights or other rights would be exercised, if at all, or the effect on our financial condition, results of operations or cash flows.

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

With respect to our generic pharmaceutical business, revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents and exclusivities protecting a brand name product expire, the first manufacturer to receive regulatory approval for a generic version of the product is generally able to achieve significant market penetration. Therefore, our ability to increase or maintain revenues and profitability in our generics business is largely dependent on our success in challenging patents and developing non-infringing formulations of proprietary products. As competing manufacturers receive regulatory approvals on generic products or as brand manufacturers launch generic versions of their products (for which no separate regulatory approval is required), market share, revenues and gross profit typically decline, often significantly and rapidly. Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product normally is related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. For example, enoxaparin is currently marketed by Sanofi, under the brand name Lovenox®. Sanofi also markets its authorized generic enoxaparin product through its subsidiary, Winthrop. Fresenius Kabi USA, Apotex Corp., Zydus Pharmaceuticals USA Inc., Sandoz, Meithael Pharmaceuticals, Inc., and others also either market or plan to market a generic version of enoxaparin. Other companies may have received FDA approval of enoxaparin but have not launched the product, while other companies have filed ANDAs for enoxaparin with the FDA. The presence of these current and prospective competitive products has had, and may continue to have, an adverse effect on our market share, revenue and gross profit from our enoxaparin product. Since the commercial launch of our enoxaparin product, we have experienced significant declines in sales volume, per unit pricing and gross margins attributable to this product. Consequently, we must continue to develop and introduce new generic products in a timely and cost-effective manner to maintain our revenues and gross margins. We may have fewer opportunities to launch significant generic products in the future, as the number and size of proprietary products that are subject to patent challenges is expected to decrease in the next several years compared to historical levels. Additionally, as new competitors enter the market, there may be increased pricing pressure on certain products, which may result in lower gross margins. In addition to our enoxaparin product, we have experienced pricing pressure on many of our other products, including naloxone, and we expect this trend to continue in the future.

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

A significant proportion of our sales are made to relatively few U.S. wholesalers and group purchasing organizations. These customers are continuing to undergo significant consolidation. Sales to three of these customers for the years ended December 31, 2023, 2022, and 2021, respectively, accounted for approximately 60%, 62%, and 61% of our total net revenues, respectively. Such consolidation has provided and may continue to provide them with additional purchasing leverage, and consequently may increase the pricing pressures that we face.

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

At the same time, the traditional model for distribution of pharmaceutical products is also undergoing disruption as a result of the entry or potential entry of new competitors and significant mergers among key industry participants. For example, in 2020 Amazon launched its pharmaceutical distribution business. In addition, several major hospital systems in the United States formed a nonprofit company that will provide U.S. hospitals with a number of generic drugs. These changes to the traditional supply chain could lead to our customers having increased negotiation leverage and to additional pricing pressure and price erosion.

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

Our business may be adversely affected by challenging macroeconomic conditions globally, as a result of the COVID-19 pandemic or other public health outbreaks in the future.

While the U.S. government ended the COVID-19 public health emergency on May 11, 2023, the effects of the COVID-19 pandemic continue to impact worldwide economic activity and financial markets and present challenges to our business. Mass and rapid production of the vaccines, for example, has placed increased pressure on the availability of supplies that are also used in our products, such as glass vials and needles. While availability of components has increased since COVID-19, lead times remain longer than pre-pandemic. More generally, any extended public health outbreaks or emergencies could adversely affect economies and financial markets globally and nationally, including inflationary pressures and changes in interest rates, which have and could continue to decrease spending and adversely affect demand for our products and harm our business and results of operations. To the extent macroeconomic uncertainty persists or macroeconomic conditions worsen, we may experience a continuing adverse effect on the demand for some of our products. The degree of impact of any pandemic and the related challenging macroeconomic conditions globally on our business will depend on several factors, such as the duration and the extent of the pandemic, as well as actions taken by governments, businesses, and consumers in response to the pandemic and the challenging macroeconomic conditions globally, all of which continue to evolve and remain uncertain at this time.

During the COVID-19 pandemic, FDA issued various COVID-19 related guidance documents applicable to biopharmaceutical manufacturers and clinical trial sponsors many of which have expired or were withdrawn with the expiration of the COVID-19 public health emergency declaration in May 2023, although some COVID-19 related guidance documents continue in effect. These and future guidance documents and regulatory requirements, including future legislation, have and may continue to require us to develop and implement new policies and procedures, make significant adjustments to our clinical trials, or increase the amount time and resources needed for regulatory compliance, which may impact our clinical development plans and timelines.

While we are not currently experiencing any delayed shipments as a result of COVID-19, certain suppliers delayed shipments to us in 2022, and may delay shipments to us in the future. Future shutdowns could have an adverse impact on our operations.

Any of the negative impacts of any pandemic and any related challenging macroeconomic conditions, including, among others, those described above, alone or in combination with others, may have a material adverse effect on our business and operations, results of operations, financial condition, and cash flows. It is not possible at this time to estimate the complete impact that the effects of the COVID-19 pandemic and the related challenging economic conditions could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

Macroeconomic conditions may continue to worsen leading to changes in monetary policy and other responses from governmental bodies, infections may resurge and cause closures or supply disruptions, each of which alone or in combination with others, would have a negative impact on our business, financial condition and operating results. We will continue to monitor the impact of the COVID-19 pandemic and related challenging macroeconomic conditions on all aspects of our business.

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

In addition to our acquisition of BAQSIMI®, any acquisitions of technologies, products and businesses may be difficult to integrate, could adversely affect our relationships with key customers and/or could result in significant charges to earnings.

We plan to regularly review potential acquisitions of technologies, products and businesses complementary to our business. For example, in 2023 we acquired BAQSIMI® from Lilly. Acquisitions typically entail many risks and could result in difficulties in integrating operations, personnel, technologies and products. If we are not able to successfully integrate our acquisitions, including BAQSIMI®, we may not obtain the advantages and synergies that the acquisitions were intended to create, which may have a material adverse effect on our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. In addition, some acquisitions may require regulatory approvals before products may be sold by us, which may not be obtained on a timely basis, or at all. It is possible that the integration of some acquired technologies, information systems and data could increase our risk of experiencing a data security or privacy incident. In addition, in connection with acquisitions, we could experience disruption in our business, technology and information systems, customer or employee base, including diversion of management’s attention from our continuing operations. There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors. Furthermore, there may be overlap between our products or customers and the companies that we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses. If we are unable to successfully integrate technologies, products, businesses or personnel that we acquire, we could incur significant impairment charges or other adverse financial consequences.

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

A significant amount of our total assets is related to goodwill and intangible assets. As of December 31, 2023, the value of our goodwill and intangible assets net of accumulated amortization was $613.3 million. Goodwill and other intangible assets are tested for impairment annually when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. Any future goodwill or other intangible asset impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition.

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

We, our collaborators, third-party providers, distributors, customers and other contractors utilize information technology systems and networks to transmit, store and otherwise process electronic data in connection with our business activities, including our supply chain processes, operations and communications including, in some cases, our clinical data and business proprietary information, and electronic data interchange, on purchase orders, invoices, chargebacks, among other things. We, and our collaborators, third-party providers, distributors and other contractors, also collect, transmit, store and otherwise process certain data relating to individuals, including about our personnel, business partners, and others, which may be subject to applicable data protection, security and privacy laws and regulations that require adoption of minimum information security standards. The cost of compliance with applicable data protection, security and privacy laws and regulations have increased and may increase in the future.

Despite our implementation of security measures to protect the confidentiality, integrity, and availability of the systems, networks and data within our control from various threats (e.g., cyber-attacks, system breaches, malware, viruses, hacking, fraudulent use, social engineering attacks, phishing attacks, ransomware attacks, credential-stuffing attacks, denial-of-service attacks, unauthorized access, insider threats, accidental disclosures, intellectual property theft and economic espionage, exploitable vulnerabilities, defects or bugs in our or our third-party providers’ systems, natural disasters, war, terrorism, telecommunications and electrical outages, breakdowns, damage, interruptions), we have experienced and may continue to experience cyber-attacks of varying degrees from time to time. For example, in the first quarter of 2022, our Chinese subsidiary, ANP, was subject to a security incident that resulted in a temporary disruption to some of their internal computer systems. We worked with ANP to improve and implement additional security measures to their systems and networks. We incurred minimal costs to respond to the ANP incident. In addition, in the second quarter of 2020, we were subject to a security incident that resulted in a temporary disruption to some of our internal computer systems. In response to this incident, we engaged a third-party forensic expert to investigate, and determined that cyber criminals illegally obtained certain personal information of certain current and former employees. We notified affected individuals and regulators, as we deemed was required or appropriate. We incurred minimal cost to respond to this incident, and we expect to continue to incur cost to support our efforts to enhance our security measures. Our systems and networks and the systems and networks of third parties that support us and our services may be breached or disrupted due to these threats. The size and complexity of our systems may make them potentially vulnerable to breakdown or interruption, whether due to computer viruses or other causes, which may result in loss of data or the impairment of production and other supply chain processes, adversely affecting our business.

Techniques used to sabotage or obtain unauthorized access to systems and networks are constantly evolving and, in some instances, are not identified until or after they are launched against a target. We and our third-party providers may be unable to anticipate these techniques, discover threats and react in a timely manner, or implement adequate preventative or mitigating measures. Further, system breaches, malware, ransomware, computer hacking, and insider threats have become more prevalent. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the increase in employees working remotely in recent years. We and our third-party providers who may be operating in remote work environments may have increased security risks, due to increased use of home Wi-Fi networks and virtual private networks, as well as increased disbursement of physical machines. Also, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our third-party providers are vulnerable to heightened risks of cyber threats and cyber-attacks from or affiliated with nation-state actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services. While we implement security measures designed to reduce these risks, there is no guarantee that these measures will be adequate to safeguard all systems and networks. Any failure to maintain performance, reliability, security and availability of our systems and networks may result in accidental or unlawful destruction, damage, loss, unavailability, alteration, impairment, misuse, unauthorized disclosure of, or unauthorized access to our data, including personal information.

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

We have incurred losses in the past and we may operate at a loss in future years while continuing to invest in developing and acquiring new products.

Although we achieved net income in the years ended December 31, 2023, 2022 and 2021, we may incur operating and net losses and negative cash flow from operations in the future. Our business may generate operating losses if we do not successfully commercialize our product candidates, maintain sales of and profits from existing products, and generate sufficient revenues to support our level of operating expenses, especially as we continue our investments in developing and, to the extent applicable, acquiring new products. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict whether we will be able to maintain profitability.

Risks Relating to Regulatory Matters

The FDA approval process for changes to existing products (such as change of components or API supplier) is time-consuming and complicated, and we may not obtain the FDA approval required for such changes within the timeline we desire, or at all.

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

We may encounter delays or agency rejections during any stage of the regulatory review and approval process based upon a variety of factors, including without limitation the failure to provide clinical data demonstrating compliance with the FDA’s requirements for safety, efficacy and quality. Those requirements may become more stringent prior to submission of our applications for approval or during the review of our applications due to changes in the law or changes in FDA policy or the adoption of new regulations. After submission of an application, the FDA may refuse to file the application, deny approval of the application or require additional testing or data. The FDA can convene an Advisory Committee to assist the FDA in examining specific issues related to the application. For example, we initially filed an NDA, for our Primatene MIST® product in July 2013, but FDA approval was not granted until November 2018 due to delays caused by the FDA’s requirement for additional information, label revision and follow-up studies.

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

One of our API suppliers discontinued manufacturing an API included in one of our commercial products. We qualified one of our subsidiaries to supply the necessary API, and obtained FDA approval of our new API supply. However, the approval process for the API supply was delayed, causing us to temporarily stop manufacturing and selling the product for several months. Similar situations could happen with other suppliers in the future. If we are forced to stop manufacturing any of our commercial products in the future, for any length of time, it could have a material effect on our operating results and financial condition.

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

In addition, the BPCIA was passed as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Affordable Care Act. If the Affordable Care Act is amended or is repealed with respect to the biosimilar approval pathway, our opportunity to develop biosimilars (including interchangeable biologics) could be materially impaired and our business could be materially and adversely affected.

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

Further, in Europe, the implementation of the Clinical Trials Regulation depends on confirmation of full functionality of the Clinical Trials Information System through an independent audit, which commenced in September 2020. This new clinical trial portal and database will be maintained by the EMA in collaboration with the European Commission and the European Union Member States. The objectives of the new regulation include consistent rules for conducting trials throughout the European Union, consistent data standards and adverse events listing, and consistent information on the authorization status. Information on the conduct and results of each clinical trial carried out in the European Union will be made publicly available. In addition, a new pan-European clinical trial data information database has been created that will be complementary to the database established for pharmacovigilance (Regulation (EC) No 726/2004 with respect to centrally authorized medicinal products). The Commission Implementing Regulation (EU) No 520/2012 outlines the practical implications for marketing authorization holders, national competent authorities, and the EMA. Also, Commission Delegated Regulation (EU) No 357/2014 on post-authorization efficacy studies specifies the situations in which such studies may be required. Post-authorization efficacy studies may be required where concerns relating to some aspects of efficacy of the medicinal product are identified and can be resolved only after the medicinal product has been marketed, or where the understanding of the disease, the clinical methodology or the use of the medicinal product under real-life conditions indicate that previous efficacy evaluations might have to be revised significantly. Brexit is also expected to disrupt the operation of pre- and post-authorization clinical trial infrastructure. The rules around GMP and pharmacovigilance in the UK currently remain similar to the EU requirements, but new UK-specific requirements or changes to current requirements could be implemented in the future, which could expose us to liability under UK-specific laws and regulations and increased costs associated with compliance with such new laws and regulations. Within the UK, requirements for clinical trials, marketing authorization, and post-approval compliance in Great Britain may differ from those of Northern Ireland, Scotland, and/or Wales. Satisfying these and other regulatory requirements can be costly, time consuming, uncertain and subject to unanticipated delays.

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

In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. For example, in November 2013, Congress passed the Drug Quality and Security Act, or the DQSA. The DQSA establishes federal pedigree tracking standards requiring drugs to be labeled and tracked at the lot level, preempts state drug pedigree requirements, and will eventually require all supply-chain stakeholders to participate in an electronic, interoperable prescription drug track and trace system. The DQSA also establishes new requirements for drug wholesale distributors and third-party logistics providers, including licensing requirements in states that had not previously licensed such entities. Recently, FDA promulgated enhanced drug distribution security requirements under the Drug Supply Chain Security Act, including requiring trading partners to provide, receive and maintain documentation about products and ownership only electronically using interoperable systems and processes. If we or our partners fail to comply with these and other regulatory requirements that apply to our operations, our business may be materially impacted. As a result of these and other new requirements implemented by the government, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

The CCPA and CPRA could mark the beginning of a trend toward more stringent data protection, security and privacy legislation in the U.S. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, Virginia, Colorado, Utah and Connecticut have each passed laws similar to but different from the CCPA and CPRA that have taken effect in 2023; Florida, Montana, Oregon and Texas have enacted similar laws that go into effect in 2024; Tennessee, Delaware and Iowa have enacted similar laws that go into effect in 2025; and Indiana has enacted a similar law that will go into effect in 2026. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent data protection, security and privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. Further, several states have enacted laws that provide additional protection to consumer health data, including Washington, which enacted the My Health, My Data Act, which, among other things, provides for a private right of action, and Nevada and Connecticut, which have enacted similar laws.

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

Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include:

●	the federal Anti-kickback statue, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;
●	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of individually identifiable health information;
●	the FFDCA and similar laws regulating advertisement and labeling;
●	the federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, require applicable manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services under the Open Payments Program, information related to certain payments and other transfers of value made in the previous year to physicians (defined to include doctors of medicine and osteopathy, dentists, podiatrists, optometrists and licensed chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members;
●	the U.S. Foreign Corrupt Practices Act, which prohibits corrupt payments, gifts or transfers of value to non-U.S. officials;
●	non-U.S. and U.S. state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers;
●	state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines, and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources;
●	state and local laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration, and items of value provided to healthcare professionals and entities;
●	state and local laws that require the registration of pharmaceutical sales representatives; and
●	state and foreign laws also govern the privacy, protection and security of personal information (including health information) in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Risks Relating to our International Business

Because a portion of our manufacturing takes place in China, a significant disruption in the construction or operation of our manufacturing facility in China, political unrest in China, tariffs, impact of outbreaks of health epidemics, or changes in social, political, trade, health, economic, environmental, or climate-related conditions or in laws, regulations and policies governing foreign trade could materially and adversely affect our business, financial condition and results of operations.

We currently manufacture the starting material for Amphadase® and enoxaparin as well as the APIs for isoproterenol and nitroprusside at our manufacturing facility in China, and we plan to use this facility to manufacture several of the APIs for products in our pipeline. Additionally, we intend to continue to invest in the expansion of this manufacturing facility. Our manufacturing facility and operations in China involve significant risks, including:

●	disruptions in the construction of the manufacturing facility;
●	interruptions to our operations in China or the inability of our manufacturing facility to produce adequate quantities of raw materials or APIs to meet our needs as a result of natural catastrophic events or other causes beyond our control such as power disruptions or widespread disease outbreaks, including the recent outbreaks that impact animal-derived products, such as the importation of pig-derived crude heparin from countries impacted by the African swine flu, and the COVID-19 pandemic, which resulted in import and export complications, and otherwise cause shortages in the supply of raw materials or cause disruptions in our manufacturing capability;
●	product supply disruptions and increased costs as a result of heightened exposure to changes in the policies of the Chinese government, political unrest or unstable economic conditions in China;
●	the imposition of additional tariffs, export controls or other trade barriers as a result of changes in social,

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
●	the nationalization or other expropriation of private enterprises or intellectual property by the Chinese government, which could result in the total loss of our investment in China; and
●	interruptions to our manufacturing or business operations resulting from geo-political actions, including war and terrorism, such as the war in Ukraine and the Middle East conflict, natural disasters including earthquakes, typhoons, floods, and fires, or outbreaks of health epidemics or outbreaks in livestock or animals that impact or restrict importation, use, or distribution of animal-derived products.

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

International operations are subject to a number of other inherent risks, and our future results could be adversely affected by a number of factors, including:

●	requirements or preferences for domestic products or solutions, which could reduce demand for our products;
●	differing existing or future regulatory and certification requirements;
●	management communication and integration problems resulting from cultural and geographic dispersion;
●	greater difficulty in collecting accounts receivable and longer collection periods;
●	difficulties in enforcing contracts;
●	difficulties and costs of staffing and managing non-U.S. operations;
●	difficulty hiring and retaining appropriate personnel due to intense competition for such resources and resulting wage inflation in the cities where our operations are located;
●	different labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
●	the uncertainty of protection for intellectual property rights in some countries and resulting exposure to misappropriation of intellectual property or information that is proprietary to us, our customers and other third parties;
●	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell our products;
●	changes in social, political, and economic conditions or in laws, regulations and policies governing foreign trade, manufacturing, development and investment both domestically as well as in other countries and jurisdictions into which we manufacture or sell our products;
●	exposure to liabilities under both U.S. and foreign laws, including export and antitrust regulations, anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, and similar applicable laws and regulations in other jurisdictions, and any trade regulations ensuring fair trade practices;
●	uneven electricity supply that can negatively impact manufacturing;
●	heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;
●	fluctuations in currency exchange rates and regulatory compliance;
●	delays, inefficiencies, and other challenges inherent to efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs;
●	potentially adverse tax consequences, including multiple and possibly overlapping tax structures; and
●	interruptions to our manufacturing or business operations resulting from trade restrictions, political and economic instability, political unrest, war, terrorism, natural disasters including earthquakes, typhoons, floods, and fires, or outbreaks of health epidemics such as the coronavirus and African swine flu outbreaks.

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

Some of our raw materials, such as certain animal-derived materials, sourced from foreign sources are subject to import regulations and permit requirements, including from the USDA. The APHIS within the USDA has regulatory oversight over certain animals and animal-derived products that could pose a risk to domestic agriculture. In 2020, USDA increased its African swine flu surveillance efforts, including additional testing and enhanced restrictions on importation of certain porcine products from affected countries, like China. If we are unable to import raw materials, rely upon existing supplies of raw materials or manufacture raw materials in sufficient amounts for our manufacturing needs, we may be required to find alternative suppliers or sources of such materials, which could disrupt or delay the manufacturing of our products. The success of our business operations and sales with respect to our heparin products will also depend on our continued efforts to maintain the proper product quality and safety profile of the crude heparin obtained either from China or an alternative source.

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

Based on the public statements to date, these packages include:

●	comprehensive financial sanctions against major Russian banks (including SWIFT cut off);

●	designation of individuals and entities involved in Russian military activities;

●	additional designations of Russian individuals including but not limited to those with significant business interests and government connections; and

●	enhanced export controls and trade sanctions targeting Russia’s imports of a wide range of goods as a whole, including potentially tighter controls on exports and reexports of items previously subject to only a low level of control, stricter licensing policy with respect to issuing export licenses, and/or increased use of “end-use” controls to block or impose licensing requirements on exports.

Although we do not export any items to Russia, depending on the extent and breadth of any new sanctions or export controls, it is possible that our business, results of operations and financial condition could be adversely affected.

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

For example, we received a complaint on December 20, 2018, related to our ANDA submitted seeking approval to engage in the commercial manufacture, use and sale of a proposed generic vasopressin injection USP. Additionally, we have also been involved in patent litigation and antitrust litigation related to our sales of enoxaparin. For further details, see the section titled Litigation in Note 21 in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K. The protracted litigations involved, and may continue to involve, large legal expenses and the diversion of management’s time and effort away from the business. Any future adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses, whether in these litigations or in other litigations, could result in substantial monetary damage awards and could prevent us from manufacturing and selling our products, which could have a material and adverse effect on our financial condition.

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

As of December 31, 2023, Jack Y. Zhang and Mary Z. Luo, or Drs. Zhang and Luo, each of whom serves as one of our directors and executive officers, and their affiliates beneficially own approximately 26.1% of our outstanding common stock, including shares of common stock subject to options exercisable within 60 days of December 31, 2023. Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 28.1% of the outstanding, including shares of our common stock, based on the number of shares outstanding and shares of our common stock subject to options exercisable within 60 days of December 31, 2023. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

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

In 2021, we created a pledging policy to restrict the pledging of shares by our executive officers and directors. The policy prohibits our executive officers and directors from entering into any transaction whereby the executive officer or director, directly or indirectly, pledges, hypothecates, or otherwise encumbers more than twenty (20) percent of shares of common stock held by the individual or more than five (5) percent of our total outstanding shares of common stock as of the date of the transaction, whichever is lower, as collateral for indebtedness. This restriction extends to any hedging or similar transaction designed to decrease the risks associated with holding our securities. For already existing pledges made by executive officers and directors, those existing pledges must be reduced to no more than twenty (20) percent of the shares of our common stock held by such individual as collateral for indebtedness within three (3) years of December 31, 2021. As a result of this policy, Drs. Zhang and Luo reduced their total number of pledged shares to 1,500,000 in January 2024 from 2,350,000 in May 2022, 3,182,898 in February 2022, and 8,582,898 in February 2021.

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

Although our Board has authorized a share repurchase program, and we repurchased approximately 1.3 million of our shares during 2023 for $58.1 million, any determination to continue to execute our stock repurchase program as planned will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors, as well as our Board's continuing determination that the repurchase program is in the best interests of our shareholders and is in compliance with all laws and agreements applicable to the repurchase program. Our stock repurchase program does not obligate us to acquire any specific number of shares. If we fail to meet any expectations related to stock repurchases, the market price of our stock could decline significantly, and could have a material adverse impact on investor confidence. Additionally, price volatility of our stock over a given period may cause the average price at which we repurchase our own stock to exceed the stock market price at a given point in time.

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

A portion of our revenues, indebtedness and other liabilities and our costs are denominated in foreign currencies, including the Chinese yuan and the euro. We report our financial results in U.S. dollars. Our results of operations and, in some cases, cash flows may in the future be adversely affected by certain movements in exchange rates. We also expect that certain exchange rates may be more volatile than normal as a result of the Russian invasion of Ukraine and related events, the Middle East conflict, and uncertain macroeconomic conditions. From time to time, we may implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, any such hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Labor is a primary component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, including high unemployment levels and other government regulations. We are also experiencing and may continue to experience additional pressure in our supply chain due to labor. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our business, financial condition or operating results.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue From Contracts With Customers (Topic 606), or ASC 606, as subsequently amended, which supersedes nearly all existing revenue recognition guidance under GAAP. Accounting Standards Codification, or ASC, 606 became effective for us beginning the first quarter of fiscal 2018, and we have adopted it using the modified retrospective transition method. In addition, were we to change our critical accounting estimates, our results of operations could be significantly impacted. These or other changes in accounting principles could adversely affect our financial results. For information regarding the effect of new accounting pronouncements on our financial statements see “Part II – Item 8. Financial Statements and Supplementary Data – Notes 2 – Summary of Significant Accounting Policies.” Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Head of the Information Technology Systems, or ITS, department who reports to our Chief Executive Officer, to manage the risk assessment and mitigation process. As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and management. Personnel at all levels and departments are made aware of our cybersecurity policies through training.

We engage consultants in connection with our risk assessment processes. These service providers assist us in designing and implementing our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our business.”

For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factors entitled “Our business and operations have been impacted in the past, and may be impacted in the future, in the event of system breach or failure” and “Complying with laws in the U.S., Europe, and other jurisdictions that impose restrictive regulations addressing the collection, use, and other processing of personal information may be expensive, and failure to comply with such laws and regulations could cause substantial harm to our company.

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function through the audit committee. The chairperson of our audit committee has received a certificate in Cybersecurity Oversight from Carnegie Mellon University.

Our head of the ITS Department, and our executive management are primarily responsible for assessing and managing our material risks from cybersecurity threats.

Our head of the ITS Department oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. We have set up processes by which our executive management are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents.

Our head of the ITS Department and our executive management provide quarterly briefings to the audit committee of the board regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports. In addition, our head of the ITS Department provides periodic briefings to the board of directors on cybersecurity risks and activities.

Item 2. Properties.

Our manufacturing facilities are located in Rancho Cucamonga and South El Monte, California; Canton, Massachusetts; Éragny-sur-Epte, France; and Nanjing, China. We own or lease a total of 67 buildings at six locations in the U.S., France and China, that comprise 2.4 million square feet of manufacturing, research and development, distribution, packaging, laboratory, office and warehouse space. Our facilities are regularly inspected by the FDA in connection with our product approvals, and we believe that all of our facilities are being operated in material compliance with the FDA’s cGMP regulations.

We continue to expand our facility in Nanjing, China and expect further significant investment.

The following table provides a summary of our owned properties as of December 31, 2023:

	Aggregate
	Facility Size
Location	(in square feet)	Primary Use	Segment
Rancho Cucamonga, CA	267,674	Headquarters, research and development, laboratories, manufacturing, packaging, warehousing and administrative offices	Finished pharmaceutical products
Éragny-sur-Epte, France	251,983	Manufacturing, laboratories, warehousing and administrative offices	API
Canton, MA	216,590	Manufacturing, packaging, warehousing, distribution and administrative offices	Finished pharmaceutical products
Nanjing, China	1,084,078	Manufacturing, procurement, research and development, warehousing, and administrative offices	Finished pharmaceutical products
Chino, CA	57,968	Research and development, and laboratories	Finished pharmaceutical products
South El Monte, CA	21,200	Manufacturing	Finished pharmaceutical products

The properties leased by us have expiration dates ranging from 2024 to 2034 (including certain renewal options). The following table provides a summary of our leased properties:

	Aggregate
	Facility Size
Location	(in square feet)	Primary Use	Segment
Rancho Cucamonga, CA	191,180	Warehousing, distribution and administrative offices	Finished pharmaceutical products
South El Monte, CA	335,013	Manufacturing, packaging, warehousing, distribution and administrative offices	Finished pharmaceutical products

We believe that our current manufacturing capacity is adequate for the near term. However, we are planning to increase capacity at our plant in Rancho Cucamonga, CA which will allow us to eventually quadruple the number of units produced at this facility. We are also increasing the capacity of our inhalation facility in Canton, MA and our insulin API production facility at ANP. We have in the past approached capacity at one of our facilities largely as a result of the FDA’s request that we reintroduce certain previously discontinued products to help cope with a nationwide shortage of these products. We believe that these capacity issues have been ameliorated as a result of certain other manufacturers re-entering the market and increasing the production of the products that were subject to the shortage.

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

Holders of Record

At February 22, 2024, we had 48,095,862 shares of common stock outstanding held by approximately 120 stockholders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders, including stockholders who are beneficial owners but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2018, with the cumulative stockholder return since December 31, 2018, on two indices: the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2018, both in our common stock and each index. It also assumes reinvestment of dividends, if any. Historical stockholder return shown is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$350
$300
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
Amphastar Pharmaceuticals, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2023

The table below provides information with respect to repurchases of our common stock.

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
October 1 – October 31, 2023	—	$—	—	—
November 1 – November 30, 2023	—	—	—	—
December 1 – December 31, 2023	—	—	—	—
(1)	On August 28, 2023, we announced that our Board of Directors authorized an increase of $50.0 million to our share buyback program. As of December 31, 2023, $35.5 million remained available for repurchase under such program. The share buyback program does not have an expiration date.

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

In this section, we generally discuss the results of our operations for the year ended December 31, 2023, compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022, to the year ended December 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023, which discussion is hereby incorporated herein by reference.

Overview

We are a bio-pharmaceutical company focusing primarily on developing, manufacturing, marketing, and selling technically challenging generic and proprietary injectable, inhalation, and intranasal products, as well as insulin API products. We currently manufacture and sell over 25 products.

Our largest products by net revenues currently include glucagon, Primatene MIST®, epinephrine, lidocaine, BAQSIMI®, and phytonadione. In April 2022, the FDA approved our ganirelix acetate injection 250mg/0.5mL prefilled syringe, which we launched in June 2022. In July 2022, the FDA approved our vasopressin injection, USP 20 Units/mL, 1 mL single-dose vial, which we launched in August 2022. In May 2022, the FDA approved our regadenoson injection, 0.08mg/mL, 5mL, single-dose prefilled syringe, which we launched in April 2023. On June 30, 2023, we completed our acquisition of BAQSIMI®. BAQSIMI® is the first and only nasally administered glucagon for the treatment of severe hypoglycemia in people with diabetes and is currently available in 27 international markets.

In March 2023, the FDA approved our naloxone hydrochloride nasal spray 4mg, REXTOVYTM, which we plan to launch in the first quarter of 2024.

We are currently developing a portfolio of generic abbreviated new drug applications, or ANDAs, biosimilar insulin product candidates, and proprietary product candidates, which are in various stages of development and target a variety of indications. Four of the ANDAs and one of the biosimilar insulin candidates are currently on file with the FDA.

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

Certain other worldwide events and macroeconomic factors, such as international trade relations, new legislation and regulations, taxation or monetary policy changes, public sector budgetary cycles and funding authorization in the United

States, political and civil unrest, global conflicts such as the Middle East conflict, supply chain disruptions, inflationary pressures, and rising interest rates, among other factors, also increase volatility in the global economy. For example, the United States has recently experienced historically high levels of inflation. The existence of inflation in the United States, and global economy has and may continue to result in higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects.

See Item 1A, “Risk Factors” for further discussion of the possible impact of the Russia-Ukraine conflict and other macroeconomic factors on our business.

Recent Developments

BAQSIMI® Acquisition

On June 30, 2023, we completed our acquisition of BAQSIMI® pursuant to an Asset Purchase Agreement, or the Purchase Agreement, with Lilly and Amphastar Medication Co., LLC, a wholly owned subsidiary of Amphastar, dated April 21, 2023. In connection with the closing of the transaction, or the Closing, we paid Lilly $500.0 million in cash. In addition, we are required to pay Lilly a $125.0 million guaranteed payment on the first anniversary of the closing. We may also be required to pay additional contingent consideration of up to $450.0 million to Lilly based on the achievement of certain milestones.

On June 30, 2023, in conjunction with our acquisition of BAQSIMI®, we entered into a $700.0 million syndicated credit agreement, or the Credit Agreement by and among the Company, certain subsidiaries of the Company, as guarantors, certain lenders, and Wells Fargo, as Administrative Agent, (in such capacity, Agent), Swing Line Lender and L/C Issuer.

The Wells Fargo Term Loan matures on June 30, 2028. The Wells Fargo Term Loan was fully funded on June 30, 2023.

The Credit Agreement provides for a senior secured revolving credit facility, or the Revolving Credit Facility, in an aggregate principal amount of $200.0 million, with a $15.0 million letter of credit sublimit and a $15.0 million swingline loan sublimit. The Revolving Credit Facility matures on June 30, 2028. In September 2023, we repaid $200.0 million of the Wells Fargo Term Loan with the proceeds from the issuance of the 2029 Convertible Notes. In October 2023, we repaid an additional $50.0 million of the Wells Fargo Term Loan. As of December 31, 2023, we had no borrowings outstanding under the Revolving Credit Facility.

Revenues from the sales of BAQSIMI® under the TSA with Lilly during the year ended December 31, 2023, were recognized on a net basis similar to a royalty arrangement. The impact of this revenue recognition method resulted in lower reported revenues relative to the revenue that would have been reported had we recognized gross revenues from sales of BAQSIMI®. Once we assume distribution responsibilities to our customers, we will begin recognizing gross revenues and cost of revenues from sales of BAQSIMI®, which will be classified as product revenues, net and cost of revenues, respectively. The assumption of distribution activities will occur on a country by country basis throughout 2024, once the marketing authorizations for each territory have been transferred to us, we have setup distribution agreements, and we have obtained sufficient inventory.

For more information regarding our acquisition of BAQSIMI®, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. BAQSIMI® Acquisition.”

Business Segments

As of December 31, 2023, our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) API products. The finished pharmaceutical products segment manufactures, markets and distributes Primatene MIST®, epinephrine, glucagon, phytonadione, lidocaine, enoxaparin, naloxone, as well as various other critical and non-critical care drugs. Revenues from the sale of BAQSIMI® are also accounted for as a component of the finished pharmaceutical product segment. The API segment manufactures and distributes RHI API and porcine insulin API for external customers and internal product development. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. – Segment Reporting Information.”

Results of Operations

Year ended December 31, 2023 compared to year ended December 31, 2022

Net revenues

	Year Ended December 31,		Change
	2023	2022	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$579,116	$486,505	$92,611	19%
API	14,122	12,482	1,640	13%
Total product revenues, net	593,238	498,987	94,251	19%
Other revenues	51,157	—	51,157	N/A
Total net revenues	$644,395	$498,987	$145,408	29%
Cost of revenues
Finished pharmaceutical products	$262,948	$229,795	$33,153	14%
API	30,326	20,332	9,994	49%
Total cost of revenues	$293,274	$250,127	$43,147	17%
Gross profit	$351,121	$248,860	$102,261	41%
as % of net revenues	54%	50%

The increase in net revenues of finished pharmaceutical products for 2023 was primarily due to the following changes:

	Year Ended December 31,		Change
	2023	2022	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
Glucagon	$113,684	$55,322	$58,362	105%
Primatene MIST®	89,321	84,309	5,012	6%
Epinephrine	81,650	74,204	7,446	10%
Lidocaine	58,162	52,539	5,623	11%
Phytonadione	44,939	49,500	(4,561)	(9)%
Enoxaparin	31,533	34,950	(3,417)	(10)%
Naloxone	19,004	26,269	(7,265)	(28)%
Other finished pharmaceutical products	140,823	109,412	31,411	29%
Total finished pharmaceutical products net revenues	$579,116	$486,505	$92,611	19%

Product Revenues, net

The increase in sales of glucagon was primarily due to an increase in unit volumes, as a result of two competitors discontinuing their glucagon injection products at the end of 2022. Primatene MIST® sales increased primarily due to an increase in average selling price. The increase in sales of epinephrine and lidocaine was primarily due to an increase in unit volumes, as a result of an increase in demand caused by supplier shortages. The decrease in sales of phytonadione was due to a decrease in unit volumes, as a result of increased competition. The decrease in sales of enoxaparin was primarily due to a decrease in unit volumes. The decrease in sales of naloxone was due to a decrease in unit volumes reducing sales by $4.6 million, as well as a lower average selling price reducing sales by $2.7 million as a result of increased competition. The increase in other finished pharmaceutical products was primarily due to higher unit volumes of dextrose, atropine, calcium chloride, and sodium bicarbonate, due to increased demand caused by supplier shortages, as well as a full period of sales for ganirelix and vasopressin, which were launched in June 2022 and August 2022, respectively, and the launch of regadenoson in April 2023.

We anticipate that sales of naloxone and enoxaparin will continue to fluctuate in the future due to competitive dynamics.

We also anticipate that sales of epinephrine and other finished pharmaceutical products will continue to fluctuate depending on the ability of our competitors to supply market demands. Sales of medroxyprogesterone had essentially halted as of August 2023 as our API supplier discontinued manufacturing this product. During the fourth quarter of 2023, we qualified our subsidiary ANP to manufacture this API. Sales of medroxyprogesterone totaled $12.8 million in the year ended December 31, 2023, compared to $26.6 million in the year ended December 31, 2022. We plan to relaunch the product during the first quarter of 2024.

Sales of API primarily depend on the timing of customer purchases.

In December 2023, we amended the Supply Agreement with MannKind Corporation, whereby MannKind’s aggregate total commitment of RHI API under the Supply Agreement was modified and extended for an additional period of time upon receipt of FDA approval of RHI produced from inclusion bodies made at AFP, which timeframe would have previously lapsed after calendar year 2027. MannKind agreed to pay us a capacity fee quarterly beginning in 2025, until it resumes purchases. We anticipate that sales of API will continue to fluctuate and may decrease due to the inherent uncertainties related to sales to MannKind pursuant to the Supply Agreement. In addition, most of our API sales are denominated in euros, and the fluctuation in the value of euros versus the U.S. dollar has had, and may continue to have, an impact on API sales revenues in the near term.

Other Revenues

Other revenues includes revenues from the sales of BAQSIMI® of $51.2 million during the year ended December 31, 2023, based on total BAQSIMI® sales of $86.3 million as reported to us by Lilly, which was recognized on a net basis similar to a royalty arrangement. Currently, BAQSIMI® is being sold by Lilly on our behalf under the TSA, whereby Lilly would provide certain services to support the transition of the BAQSIMI® operations to us. The transfer of the BAQSIMI® distribution to us is anticipated to occur at different points in time depending on the jurisdiction, with the United States occurring in the first quarter of 2024, which makes up approximately 80% of BAQSIMI® worldwide revenues. The assumption of distribution in countries outside the United States will occur on a country by country basis once the marketing authorizations for each territory have been transferred to us, we have set up distribution agreements, and we have obtained sufficient inventory. Upon the assumption of distribution responsibilities, we will begin to recognize gross revenues and cost of revenues in their respective lines on the consolidated statements of operations.

Backlog

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. As of December 31, 2023, our backlog was minimal, primarily as a result of competitor shortages and supplier constraints. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross Margins

The increase in sales of glucagon, Primatene MIST®, and epinephrine, which are higher-margin products, the sales of ganirelix and vasopressin, both of which we launched last year, as well as the sales of regadenoson, which we launched in April 2023, contributed to the increase in our gross margins for the year ended December 31, 2023. Additionally, as a result of the TSA with Lilly, revenues relating to BAQSIMI® are reported on a net basis similar to a royalty arrangement with no amount reported as cost of revenues. These increases in gross margins were partially offset by an impairment charge of $2.7 million in June 2023 relating to the impairment of the IMS (UK) international product rights, as well as charges included in cost of revenue to adjust our inventory and related purchase commitments to their net realizable value. As a result of amending the Supply Agreement with MannKind in December 2023, we booked a $3.6 million inventory reserve.

We are experiencing increased costs for labor and certain purchased components. Additionally, the cost of heparin may fluctuate, which could put downward pressure on our gross margins. However, we believe that this trend will be offset by increased sales of our higher-margin products, including glucagon, vasopressin, ganirelix, regadenoson and new products we anticipate launching in 2024.

Selling, distribution, and marketing, and general and administrative

	Year Ended December 31,		Change
	2023	2022	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$28,853	$21,531	$7,322	34%
General and administrative	51,540	45,061	6,479	14%

The increase in selling, distribution and marketing expenses was primarily due to expenses related to the expansion of our sales and marketing efforts related to BAQSIMI®, as well as an increase in advertising spending for Primatene MIST®. The increase in general and administrative expense was primarily due to an increase in salary and personnel-related expenses, as well as costs related to the acquisition of BAQSIMI®, which was partially offset by a decrease in legal fees.

We expect that selling, distribution and marketing expenses will continue to increase due to the increase in marketing expenditures for BAQSIMI® and Primatene MIST®. Legal fees may fluctuate from period to period due to the timing of patent challenges and other litigation matters.

Research and development

	Year Ended December 31,		Change
	2023	2022	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$29,092	$25,786	$3,306	13%
Pre-launch inventory	422	—	422	N/A
Clinical trials	5,216	5,689	(473)	(8)%
FDA fees	409	268	141	53%
Materials and supplies	19,499	25,630	(6,131)	(24)%
Depreciation	9,853	10,061	(208)	(2)%
Other expenses	9,250	7,337	1,913	26%
Total research and development expenses	$73,741	$74,771	$(1,030)	(1)%

The decrease in research and development expenses is primarily due to a decrease in materials and supply expense, as a result of a ramp-up of expenses in 2022 for AMP-018 and insulin pipeline products. This was partially offset by an increase in salary and personnel-related expenses.

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

Non-operating income (expenses), net

	Year Ended December 31,		Change
	2023	2022	Dollars	%

	(in thousands)
Non-operating income (expenses)
Interest income	$5,459	$1,321	$4,138	313%
Interest expense	(27,158)	(1,846)	(25,312)	NM
Other income (expenses), net	(3,929)	9,068	(12,997)	(143)%
Total non-operating income (expenses), net	$(25,628)	$8,543	$(34,171)	(400)%

The change in non-operating income (expenses), net is primarily a result of:

●	Interest income increased as a result of an increase in cash and investments.

●	Interest incurred in connection with the Wells Fargo Term Loan used to finance the acquisition of BAQSIMI®, as well as the interest incurred in connection with the 2029 Convertible Notes. For more information regarding our debt, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note. 15 – Debt.”

●	Other income (expenses), net is primarily a result of foreign currency fluctuation, as well as the mark-to-market adjustments relating to our interest rate swap contracts during the year ended December 31, 2023. For the year ended December 31, 2022, we received a settlement of $5.4 million in connection with the Regadenoson patent litigation. For more information regarding our litigation matters, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note. 21 – Litigation.”

Income tax provision

	Year Ended December 31,		Change
	2023	2022	Dollars	%

	(in thousands)
Income tax provision	$31,833	$23,477	$8,356	36%
Effective tax rate	19%	20%

Our effective tax rate for the year ended December 31, 2023 decreased in comparison to the year ended December 31, 2022, primarily due to differences in pre-tax income positions, including jurisdictions where we maintain valuation allowance reserves against our deferred tax assets, and additional research and development credit benefit. For more information regarding our income taxes, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 16. – Income Taxes.”

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

As of December 31, 2023, our foreign subsidiaries collectively held $11.2 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

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

Working capital decreased $19.3 million to $264.2 million at December 31, 2023, compared to $283.5 million at December 31, 2022.

Cash Flows from Operations

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022

	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$183,503	$89,181
Investing activities	(649,116)	(32,777)
Financing activities	454,094	(26,439)
Effect of exchange rate changes on cash	(283)	(220)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(11,802)	$29,745

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $183.5 million for the year ended December 31, 2023, which included net income of $137.5 million. Non-cash items comprised primarily of $53.2 million of depreciation and amortization, which includes $25.2 million related to deprecation of property, plant and equipment, $12.8 million related to amortization of product rights, trademarks and patents, $11.4 million related to amortization of discounts, premiums, and debt issuance costs. Additionally, non-cash items included share-based compensation expense of $20.2 million, and an impairment charge of $2.7 million relating to the impairment of the IMS (UK) international product rights.

Additionally, for the year ended December 31, 2023, there was a net cash outflow from changes in operating assets and liabilities of $24.2 million, which resulted from an increase in accounts receivables, an increase in inventories, which was partially offset by an increase in accounts payable and accrued liabilities. Accounts payable and accrued liabilities increased primarily due to the deferred acquisition payment for BAQSIMI® of $129.0 million. The increase in accounts receivables was primarily due to the timing of the payment from Lilly for BAQSIMI® revenues during the fourth quarter, which was received subsequent to the year end.

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

Investing Activities

Net cash used in investing activities was $649.1 million for the year ended December 31, 2023, primarily as a result of $506.4 million relating to the BAQSIMI® acquisition, $38.2 million in purchases of property, plant, and equipment, which included $24.7 million incurred in the United States, $1.9 million in France, and $11.6 million in China. Additionally, net cash outflows from purchases and sales of investments during the period was $105.9 million.

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

Financing Activities

Net cash provided by financing activities was $454.1 million for the year ended December 31, 2023, primarily as a result of proceeds of $500.0 million from the Credit Agreement with Wells Fargo and $345.0 million from the 2029 Convertible Notes, which were partially offset by $318.7 million in principal payments of our long-term debt and $25.1 million in debt issuance cost. Additionally, we received $11.0 million in net proceeds from the settlement of share-based compensation awards under our equity plan, which was offset by the $58.1 million used to purchase treasury stock.

Net cash used in financing activities was $26.4 million for the year ended December 31, 2022, primarily as a result of purchases of $39.9 million of treasury stock, which was partially offset by $15.7 million in net proceeds from the settlement of share-based compensation awards under our equity plan. Additionally, we also made $1.8 million in principal payments on our long-term debt.

Debt and Borrowing Capacity

Our outstanding debt obligations are summarized as follows:

	December 31,
	2023	2022	Change

	(in thousands)
Short-term debt and current portion of long-term debt	$436	$3,046	$(2,610)
Long-term debt	589,579	72,839	516,740
Total debt	$590,015	$75,885	$514,130

As of December 31, 2023, we had $204.1 million in unused borrowing capacity under revolving lines of credit with Wells Fargo Bank and China Merchant Bank.

The weighted average interest rates on lines of credit as of December 31, 2023 and 2022 were 7.0% and 5.2%, respectively. For our loans with Wells Fargo Bank and East West Bank, we have entered into fixed interest rate swap contracts to exchange the variable interest rates for fixed interest rates.

For more information regarding our outstanding indebtedness, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 15. – Debt.”

Operating Lease Obligations

As of December 31, 2023 we had a total of $41.5 million of minimum rental payments under operating leases. Of that amount, $5.6 million is due within 12 months as of December 31, 2023. For more information regarding our operating lease obligations see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – See Note. 19 – Commitments and Contingencies.”

Purchase obligations

We have certain purchase obligations under which we are required to make minimum payments for items including, but not limited to, inventory and pharmaceutical manufacturing and laboratory equipment. As of December 31, 2023, we had an aggregate amount of approximately $93.3 million.

Revenue Recognition

Product revenues, net

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

Service revenues derived from research and development contracts are recognized over time based on progress toward satisfaction of the performance obligation. For each performance obligation satisfied over time, we assess the proper method to be used for revenue recognition, either an input method to measure progress toward the satisfaction of services or an output method of determining the progress of completion of performance obligation. For the years ended December 31, 2023, 2022 and 2021, revenue from research and development services at ANP were $4.5 million, $4.3 million and $5.1 million, respectively.

Other revenues

Revenues related to sales of BAQSIMI®, which was acquired on June 30, 2023 and was manufactured and sold by Lilly under the TSA during the year ended December 31, 2023, were recorded on a net basis, similar to a royalty arrangement.

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

The provision for chargebacks and rebates is reflected as a component of net revenues. The following table is an analysis of the chargeback and rebate provision:

	Year Ended
	December 31,
	2023	2022

	(in thousands)
Beginning balance	$26,606	$20,167
Provision for chargebacks and rebates	257,219	208,081
Credits and payments issued to third parties	(255,905)	(201,642)
Ending balance	$27,920	$26,606

Changes in the provision for chargebacks from period to period are primarily dependent on our sales to its wholesalers, the level of inventory held by wholesalers, and the wholesalers’ customer mix. Changes in the provision for rebates from period to period are primarily dependent on retailer’s and other indirect customers’ purchases. The approach that we use to estimate chargebacks and rebates has been consistently applied for all periods presented. Variations in estimates have been historically small. We continually monitor the provision for chargebacks and rebates and make adjustments when we believe that the actual chargebacks and rebates may differ from the estimates. The settlement of chargebacks and rebates generally occurs within 20 days to 60 days after the sale to wholesalers.

The provision for chargebacks and rebates is included in the following balance sheet accounts:

	December 31,
	2023	2022

	(in thousands)
Reduction to accounts receivable, net	$21,861	$20,460
Accounts payable and accrued liabilities	6,059	6,146
Total	$27,920	$26,606

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

The provision for product returns is reflected as a component of net revenues. The following table is an analysis of the product return liability:

	Year Ended
	December 31,
	2023	2022

	(in thousands)
Beginning balance	$19,451	$21,677
Provision for product returns	4,275	4,405
Credits issued to third parties	(6,547)	(6,631)
Ending balance	$17,179	$19,451

The provision for product returns is included in the following balance sheet accounts:

	December 31,
	2023	2022

	(in thousands)
Accounts payable and accrued liabilities	$12,263	$14,867
Other long-term liabilities	4,916	4,584
Total	$17,179	$19,451

For the years ended December 31, 2023 and 2022, our aggregate product return rate was 1.1% and 1.4% of qualified sales, respectively.

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

We acquired the BAQSIMI® product rights in June 2023. BAQSIMI® is an emergency nasal spray used to treat severe hypoglycemia. The BAQSIMI® product rights intangible asset is amortized over its estimated useful life of 24 years. In determining the BAQSIMI® product rights’ useful life, we considered the following: the expected use of the intangible asset; the longevity of the brand; the legal, regulatory and contractual provisions that affect their maximum useful life; our ability to renew or extend the asset’s legal or contractual life without substantial costs; effects of the regulatory environment; expected changes in distribution channels; maintenance expenditures required to obtain the expected future cash flows from the asset; and considerations for obsolescence, demand, competition and other economic factors.

For the year ended December 31, 2023, we recorded an impairment charge of $2.7 million related to our IMS (UK) international product rights, as we decided to delay the launch of the IMS UK products indefinitely. We recorded the impairment in the cost of revenue line in our consolidated statement of operations. No impairment of indefinite-lived intangible asset and goodwill was recorded during the years ended December 31, 2022 and 2021.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition and results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies, which we discuss further below. While our significant accounting policies are more fully described in Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. – Summary of Significant Accounting Policies”, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our audited consolidated financial statements.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the disclosure requirements related to the new standard.

In December 2023, the FASB issued Accounting Standard Update 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosures which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the disclosure requirements related to the new standard.

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

Investment Risk

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary. As of December 31, 2023, none of our investments experienced any declines in fair value that we believe are other than temporary. We do not enter into investments for trading or speculative purposes.

As of December 31, 2023, we had $5.9 million deposited in four banks located in China, $5.0 million deposited in one bank located in France, and $0.3 million deposited in one bank located in the United Kingdom. We also maintained $116.4 million in cash equivalents that include money market accounts as of December 31, 2023. Additionally, we maintain approximately $90.1 million in investment grade corporate and municipal bonds as of December 31, 2023. The remaining amounts of our cash equivalents as of December 31, 2023, are in non-interest bearing accounts.

As of December 31, 2022, we had $14.1 million deposited in four banks located in China, $0.7 million deposited in one bank located in France, and $0.4 million deposited in one bank located in the United Kingdom. We also maintained $130.2 million in cash equivalents that include money market accounts as of December 31, 2022. Additionally, we maintain approximately $15.1 million in investment grade corporate and municipal bonds as of December 31, 2022. The remaining amounts of our cash equivalents as of December 31, 2022, are in non-interest bearing accounts.

We maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Interest bearing and non-interest bearing accounts we hold at banking institutions are guaranteed by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. Substantially all of our cash balances held at banking institutions are in excess of FDIC coverage. We consider this to be a normal business risk.

Interest Rate Risk

Our primary exposure to market risk is interest rate sensitive investments and credit facilities, which are affected by changes in the general level of U.S. interest rates. Due to the nature of our short-term investments, we believe that we are not subject to any material interest rate risk with respect to our short-term investments.

As of December 31, 2023, we had $590.0 million in long-term debt and finance leases outstanding, all of which have either a fixed interest rate or are locked-in fixed interest rates through swap contracts.

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

As of December 31, 2023, a theoretical 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would result in approximately $2.2 million reduction of foreign currency gains, and approximately $1.6 million reduction in other comprehensive income.

As of December 31, 2022, a theoretical 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would result in approximately $2.6 million reduction of foreign currency gains, and approximately $1.6 million reduction in other comprehensive income.

As of December 31, 2023 and 2022, our foreign subsidiaries had cash balances denominated in foreign currencies in the amount of $8.9 million and $2.5 million, respectively.

Item 8. Financial Statements and Supplementary Data.

Index to Amphastar Pharmaceuticals, Inc. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Amphastar Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amphastar Pharmaceuticals, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Provision for chargebacks estimate
Description of the Matter

The Company’s provision for chargebacks estimate totaled $21.9 million at December 31, 2023. As described in Note 5 to the consolidated financial statements, a provision for chargebacks is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

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

Enoxaparin inventory lower of cost or net realizable value estimate
Description of the Matter

The Company's inventories totaled $105.8 million as of December 31, 2023 which is net of, amongst other things, provisions to reduce the value of enoxaparin inventory to the lower of its cost and net realizable value. Total charges of $9.1 million related to enoxaparin inventory and related purchase commitments were included in cost of revenues in the Company’s consolidated statement of operations for the year ended December 31, 2023. As explained in Note 2 to the consolidated financial statements, the Company states inventory at the lower of cost and net realizable value. Net realizable value is determined using the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the inventory.

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

Our substantive audit procedures included, among others, evaluating the significant assumptions stated above and the accuracy and completeness of the underlying data management used to value enoxaparin inventory. We compared the cost of on-hand enoxaparin inventory and related purchase commitments to the estimated net realizable value estimated based on selling price forecasts. We also evaluated adjustments to the estimated selling price for specific considerations, such as new significant customers, competitors, or planned price changes. We evaluated the reasonableness of management’s forecasted selling price and whether expected changes in demand, competition, or customer mix were appropriate by comparing with the Company’s experience. We also assessed the historical accuracy of management's estimates by performing retrospective reviews over prior periods' forecasted average selling prices and performed sensitivity analyses over the Company’s significant assumptions.

BAQSIMI® Acquisition
Description of the Matter

On June 30, 2023, the Company completed its acquisition of BAQSIMI® glucagon nasal powder, or BAQSIMI®, pursuant to an asset purchase agreement, or the Purchase Agreement, dated April 21, 2023, and a manufacturing service agreement, or the MSA, and a transition services agreement, or the TSA, dated June 30, 2023, with Eli Lilly & Company, or Lilly, as disclosed in Note 4 to the consolidated financial statements. The transaction was accounted for as an asset acquisition.

Auditing the Company's accounting for its acquisition of BAQSIMI® was complex due to the judgement applied in identifying the elements of the transaction, including but not limited to the assets acquired, the MSA, and the TSA, and the effort in performing procedures and evaluating audit evidence related to the accounting for the transaction.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's accounting for the BAQSIMI® acquisition. This included testing the effectiveness of controls over management’s identification of the elements of the transaction.

To test the accounting for the BAQSIMI® acquisition, we performed audit procedures that included, among others, reviewing the related Purchase Agreement, the MSA and the TSA, and evaluating management’s identification of the elements of the transaction. We involved subject matter resources to assist in evaluating the identification of elements of the transaction and the related accounting.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998.

Irvine, California

February 29, 2024

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$144,296	$156,098
Restricted cash	235	235
Short-term investments	112,510	19,664
Restricted short-term investments	2,200	2,200
Accounts receivable, net	114,943	88,804
Inventories	105,833	103,584
Income tax refunds and deposits	526	171
Prepaid expenses and other assets	9,057	7,563
Total current assets	489,600	378,319

Property, plant, and equipment, net	282,746	238,266
Finance lease right-of-use assets	564	753
Operating lease right-of-use assets	32,333	25,554
Investment in unconsolidated affiliate	527	2,414
Goodwill and intangible assets, net	613,295	37,298
Long-term investments	14,685	—
Other assets	25,910	20,856
Deferred tax assets	53,252	38,527
Total assets	$1,512,912	$741,987

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$93,366	$84,242
Accrued payments for BAQSIMI® (see Note 4)	126,090	—
Income taxes payable	1,609	4,571
Current portion of long-term debt	436	3,046
Current portion of operating lease liabilities	3,906	3,003
Total current liabilities	225,407	94,862

Long-term reserve for income tax liabilities	6,066	7,225
Long-term debt, net of current portion and unamortized debt issuance costs	589,579	72,839
Long-term operating lease liabilities, net of current portion	29,721	23,694
Deferred tax liabilities	—	144
Other long-term liabilities	22,718	14,565
Total liabilities	873,491	213,329
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 59,390,194 and 48,068,881 shares issued and outstanding as of December 31, 2023 and 58,110,231 and 48,112,069 shares issued and outstanding as of December 31, 2022, respectively	6	6
Additional paid-in capital	486,056	455,077
Retained earnings	409,268	271,723
Accumulated other comprehensive loss	(8,478)	(8,624)
Treasury stock	(247,431)	(189,524)
Total equity	639,421	528,658
Total liabilities and stockholders’ equity	$1,512,912	$741,987

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net revenues:
Product revenues, net	$593,238	$498,987	$437,768
Other revenues	51,157	—	—
Total net revenues	644,395	498,987	437,768

Cost of revenues	293,274	250,127	238,029
Gross profit	351,121	248,860	199,739

Operating expenses:
Selling, distribution, and marketing	28,853	21,531	17,486
General and administrative	51,540	45,061	51,434
Research and development	73,741	74,771	60,932
Total operating expenses	154,134	141,363	129,852

Income from operations	196,987	107,497	69,887

Non-operating income (expenses):
Interest income	5,459	1,321	601
Interest expense	(27,158)	(1,846)	(885)
Other income (expenses), net	(3,929)	9,068	14,536
Total non-operating income (expenses), net	(25,628)	8,543	14,252

Income before income taxes	171,359	116,040	84,139
Income tax provision	31,833	23,477	20,630
Income before equity in losses of unconsolidated affiliate	139,526	92,563	63,509

Equity in losses of unconsolidated affiliate	(1,981)	(1,177)	(208)

Net income	$137,545	$91,386	$63,301

Net income attributable to non-controlling interests	$—	$—	$1,185

Net income attributable to Amphastar Pharmaceuticals, Inc.	$137,545	$91,386	$62,116

Net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders:
Basic	$2.85	$1.88	$1.30

Diluted	$2.60	$1.74	$1.25

Weighted-average shares used to compute net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders:
Basic	48,265	48,551	47,777

Diluted	53,001	52,427	49,784

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income attributable to Amphastar Pharmaceuticals, Inc.	$137,545	$91,386	$62,116

Other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc., net of income taxes
Reclassification of adjustment for amounts included in net income	—	—	(362)
Foreign currency translation adjustment	298	(2,335)	(2,943)
Change in pension obligations	(152)	476	261
Total other comprehensive income (loss) attributable to Amphastar Pharmaceuticals, Inc.	146	(1,859)	(3,044)

Total comprehensive income attributable to Amphastar Pharmaceuticals, Inc.	$137,691	$89,527	$59,072

See accompanying notes to consolidated financial statements.

Amphastar Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock		Total
			Additional		Other			Amphastar	Non-
			Paid-in	Retained	Comprehensive			Stockholders'	controlling
	Shares	Amount	Capital	Earnings	Income (loss)	Shares	Amount	Equity	Interest	Total
Balance as of December 31, 2020	54,760,922	$5	$410,061	$117,773	$(3,721)	(7,265,483)	$(121,812)	$402,306	$46,417	$448,723
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	62,116	—	—	—	62,116	—	62,116
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(2,682)	—	—	(2,682)	—	(2,682)
ANP restructuring (see Note 3)	—	—	(22,162)	448	(362)	—	—	(22,076)	(46,641)	(68,717)
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	—	1,185	1,185
Purchase of treasury stock	—	—	—	—	—	(1,477,305)	(28,873)	(28,873)	—	(28,873)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(206)	—	—	17,498	206	—	—	—
Issuance of common stock in connection with the Company's equity plans	1,679,280	1	15,924	—	—	—	—	15,925	—	15,925
Share-based compensation expense	—	—	18,806	—	—	—	—	18,806	(961)	17,845
Balance as of December 31, 2021	56,440,202	$6	$422,423	$180,337	$(6,765)	(8,725,290)	$(150,479)	$445,522	$—	$445,522
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	91,386	—	—	—	91,386	—	91,386
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	(1,859)	—	—	(1,859)	—	(1,859)
Purchase of treasury stock	—	—	—	—	—	(1,335,528)	(39,909)	(39,909)	—	(39,909)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(864)	—	—	62,656	864	—	—	—
Issuance of common stock in connection with the Company's equity plans	1,670,029	—	15,658	—	—	—	—	15,658	—	15,658
Share-based compensation expense	—	—	17,860	—	—	—	—	17,860	—	17,860
Balance as of December 31, 2022	58,110,231	$6	$455,077	$271,723	$(8,624)	(9,998,162)	$(189,524)	$528,658	$—	$528,658
Net income attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	137,545	—	—	—	137,545	—	137,545
Other comprehensive loss attributable to Amphastar Pharmaceuticals, Inc.	—	—	—	—	146	—	—	146	—	146
Purchase of treasury stock	—	—	—	—	—	(1,338,757)	(58,144)	(58,144)	—	(58,144)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(237)	—	—	15,606	237	—	—	—
Issuance of common stock in connection with the Company's equity plans	1,279,963	—	10,974	—	—	—	—	10,974	—	10,974
Share-based compensation expense	—	—	20,242	—	—	—	—	20,242	—	20,242
Balance as of December 31, 2023	59,390,194	$6	$486,056	$409,268	$(8,478)	(11,321,313)	$(247,431)	$639,421	$—	$639,421

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$137,545	$91,386	$63,301
Reconciliation to net cash provided by operating activities:
Loss on disposal of assets	475	141	348
Gain on deconsolidation of subsidiary	—	—	(13,587)
Impairment of long-lived assets	2,700	—	—
Loss (gain) on interest rate swaps and foreign currency transactions, net	5,330	(2,196)	27
Depreciation of property, plant, and equipment	25,205	23,815	22,196
Amortization of product rights, trademarks, and patents	12,830	954	1,071
Operating lease right-of-use asset amortization	3,742	3,506	3,266
Amortization of discounts, premiums, and debt issuance costs	11,399	466	219
Equity in losses of unconsolidated affiliate	1,981	1,177	208
Share-based compensation expense	20,242	17,860	18,687
Changes in reserve for uncertain tax positions	(1,159)	694	1,821
Changes in deferred taxes, net	(12,578)	(16,445)	2,388
Changes in operating assets and liabilities:
Accounts receivable, net	(26,086)	(10,132)	(14,921)
Inventories	(1,724)	(11,746)	1,258
Prepaid expenses and other assets	(2,728)	(1,854)	2,927
Income tax refunds, deposits, and payable, net	(3,319)	(4,555)	8,349
Operating lease liabilities	(3,589)	(3,154)	(3,198)
Accounts payable and accrued liabilities	13,237	(736)	3,634
Net cash provided by operating activities	183,503	89,181	97,994

Cash Flows From Investing Activities:
BAQSIMI® acquisition (See Note 4)	(506,406)	—	—
Purchases and construction of property, plant, and equipment	(38,166)	(24,034)	(27,456)
Proceeds from the sale of property, plant and equipment	—	421	—
Purchase of investments	(144,556)	(35,761)	(17,375)
Maturity of investments	38,622	27,969	18,771
Deposits and other assets	1,390	(1,372)	(2,612)
Net cash used in investing activities	(649,116)	(32,777)	(28,672)

Cash Flows From Financing Activities:
ANP restructuring (see Note 3)	—	—	(53,592)
Proceeds from equity plans, net of withholding tax payments	10,974	15,658	15,925
Purchase of treasury stock	(58,144)	(39,909)	(28,873)
Settlement of ANP equity awards	—	—	(839)
Debt issuance costs	(25,079)	(407)	(1,738)
Repayments under lines of credit	—	—	(1,161)
Proceeds from issuance of long-term debt	845,000	—	70,000
Principal payments on long-term debt	(318,658)	(1,781)	(36,740)
Net cash provided by (used in) financing activities	454,093	(26,439)	(37,018)

Effect of exchange rate changes on cash	(282)	(220)	(223)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(11,802)	29,745	32,081

Cash, cash equivalents, and restricted cash at beginning of period	156,333	126,588	94,507

Cash, cash equivalents, and restricted cash at end of period	$144,531	$156,333	$126,588

Noncash Investing and Financing Activities:
Deferred payment for BAQSIMI® acquisition	$121,699	$—	$—
Capital expenditures included in accounts payable	$4,454	$5,256	$9,488
Operating lease right-of-use assets in exchange for operating lease liabilities	$10,521	$2,166	$11,041
Equipment acquired under finance leases	$—	$642	$107

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$17,573	$3,023	$2,109
Income taxes paid	$49,001	$44,442	$8,096

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

Investment in Unconsolidated Affiliate

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The principal accounting estimates include: fair value of acquired assets, determination of allowances for credit losses, fair value of financial instruments, allowance for discounts, provision for chargebacks and rebates, provision for product returns, adjustment of inventory to its net realizable value, impairment of investments, long-lived and intangible assets and goodwill, accrual for workers’ compensation liabilities, litigation reserves, stock price volatility for share-based compensation expense, valuation allowances for deferred tax assets, and liabilities for uncertain income tax positions.

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

The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature for the years ended December 31, 2023, 2022, and 2021 were a $1.1 million gain, a $1.8 million loss, and a $2.6 million loss, respectively.

Comprehensive Income (loss)

The Company’s comprehensive income (loss) includes its foreign currency translation gains and losses, changes in pension obligations as well as its share of other comprehensive income from its equity method investments.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Shipping and Handling Costs

For the years ended December 31, 2023, 2022, and 2021, the Company included shipping and handling costs of approximately $7.0 million, $7.4 million and $4.3 million, respectively, in selling, distribution and marketing expenses in the accompanying consolidated statements of operations.

Advertising Expense

Advertising expenses, primarily associated with Primatene MIST®, are recorded as they are incurred, except for expenses related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented, and are reflected as a component of selling, distribution and marketing in the Company’s consolidated statements of operations. For the years ended December 31, 2023, 2022, and 2021, advertising expenses were $10.4 million, $8.7 million, and $8.1 million, respectively.

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

The Company may produce or purchase inventories prior to or with the expectation of receiving regulatory approval in the near term, based on operational decisions about the most effective use of existing resources. This inventory is referred to as pre-launch inventory. It is the Company’s accounting policy that the pre-launch inventory is capitalized if it has a probable future economic benefit at the time it is purchased or manufactured. If regulatory approval is received and previously expensed pre-launch inventory is sold, such sales may contribute up to a 100% margin to the Company’s operating results. Pre-launch inventory costs include cost of work in process, materials, and finished drug products. For the years ended December 31, 2023, 2022, and 2021, the Company did not have material capitalized pre-launch inventory.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

The Company’s accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, short-term borrowings and long-term obligations. The Company considers the carrying amounts of current assets and liabilities on the consolidated balance sheets to approximate the fair value of these financial instruments due to the short maturity of these items. The carrying value of the Company’s long-term obligations, with the exception of the convertible debt (See Note 15) approximates their fair value, as the stated borrowing rates are comparable to rates currently offered to the Company for instruments with similar maturities. Investments and short-term investments are recorded at fair value based on quoted prices from recognized security exchanges and other methods (See Note 9). The Company at times enters into interest rate swap contracts to manage its exposure to interest rate changes and its overall cost of long-term debt. The Company’s interest rate swap contracts exchange the variable interest rates for fixed interest rates.

From time to time, the Company may enter into forward currency contracts to lock in currency exchange rates to manage its foreign currency exchange rate exposure. The Company’s interest rate swaps and forward currency contracts have not been designated as hedging instruments and, therefore are recorded at their fair values at the end of each reporting period with changes in fair value recorded in other income (expenses) on the consolidated statements of operations. As of December 31, 2023, the Company did not have any unsettled forward currency contracts to purchase foreign currency. As of December 31, 2022, the Company had an unsettled forward currency contract to purchase foreign currency with a fair value of approximately $0.2 million based on Level 2 inputs, which was recorded as a liability in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and highly liquid investments with original maturities of three months or less.

Investments

Investments as of December 31, 2023 and 2022 consisted of certificates of deposit and investment grade corporate, agency, and municipal bonds with original maturity dates between three and fifteen months.

Restricted Cash

Restricted cash is collateral required for the Company to guarantee certain vendor payments in France. As of December 31, 2023 and 2022, the restricted cash balance was $0.2 million.

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letters of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months, but less than one year. As of December 31, 2023 and 2022, the balance of restricted short-term investments was $2.2 million.

Allowance for Credit Losses

The Company evaluates the collectability of accounts receivable based on a combination of factors. When the Company is aware of circumstances that may impair a customer’s ability to pay subsequent to the original sale, the Company records a specific allowance to reduce the amounts receivable to the amount that the Company reasonably believes to be collectable. For all other customers, the Company recognizes an allowance for credit losses based on factors that include the length of time the receivables are past due, industry and geographic concentrations, the current economic conditions

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and historical collection experience. As of December 31, 2023 and 2022, the Company's allowance for credit losses was $2.8 million and $2.7 million, respectively.

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

Product rights	10 - 24 years
Patents	10 - 20 years
Land-use rights	37 - 50 years

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs

Debt issuance costs related to non-revolving debt are recognized as a reduction to the related debt balance in the accompanying consolidated balance sheets and amortized to interest expense over the contractual term of the related debt using the effective interest method. Debt issuance costs associated with revolving debt are capitalized within other long-term assets on the consolidated balance sheets and are amortized to interest expense over the term of the related revolving debt.

Convertible Debt

The Company accounts for its convertible debt instruments as a single unit of accounting, a liability, because the Company concluded that the conversion features do not require bifurcation as a derivative under Accounting Standards Codification, or ASC, 815-15, Derivatives and Hedging and the Company did not issue its convertible debt instruments at a substantial premium. The Company records debt issuance costs as contra-liabilities in our consolidated balance sheets at issuance and amortizes them over the contractual term of the convertible debt instrument using the effective interest rate.

In accordance with ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, the Company evaluates convertible debt instruments to determine if the conversion feature is freestanding or embedded. If the conversion feature is embedded, the conversion feature is not bifurcated from the host instrument. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20, Debt with Conversion and Other Options for consideration of any beneficial conversion features. If no beneficial conversion features exist that require separate recognition, convertible debt instruments are accounted for as a single liability measured at its amortized cost as long as no other features require separation and recognition as derivatives.

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

Self-Insured Claims

The Company is self-insured, up to certain limits, for workers’ compensation claims. The Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $350,000 or aggregate minimum attachment of $4.8 million annually. The cost of claims reported and an estimate of claims incurred but not reported are charged to operating expenses. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in accrued liabilities in the accompanying consolidated balance sheets. Total expense under the program was approximately $1.7 million, $0.3 million, and $0.5 million, for the years ended December 31, 2023, 2022 and 2021, respectively. The self-insured claims liability was $4.3 million and $3.7 million at December 31, 2023 and 2022, respectively. The determination of such claims and expenses and the appropriateness of the related liability is reviewed periodically and updated, as necessary. Changes in estimates are recorded in the period identified.

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

In 2021, the Company settled a legal dispute with an unaffiliated third party and subsequently received a settlement payment, net of contingent legal fees, in the amount of $2.7 million. The net amount of $2.7 million was recorded as other income in other income (expense), net in the consolidated statements of operations for the year ended December 31, 2021.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the disclosure requirements related to the new standard.

In December 2023, the FASB issued Accounting Standard Update 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosures which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to the new standard.

Note 3. ANP Restructuring

As a result of the ANP restructuring that was completed during the third quarter of 2021, and subsequent investments by other equity holders of Hanxin Pharmaceutical Technology Co., Ltd, or Hanxin, the Company has a 11.5% noncontrolling investment in Hanxin as of December 31, 2023.

In addition to the retained noncontrolling investment in Hanxin, the Company maintains a seat on Hanxin’s board of directors, and Henry Zhang, a relative of Dr. Jack Zhang, the Company’s Chief Executive Officer and Dr. Mary Luo, the Company’s Chief Operating Officer, is an equity holder, general manager, and chairman of the board of directors of Hanxin. As a result, it was determined that the Company has significant influence over Hanxin and as such the retained noncontrolling investment in Hanxin is accounted for as an equity method investment.

Hanxin continues to be a related party after the deconsolidation.

Note 4. BAQSIMI® Acquisition

On June 30, 2023, the Company completed its acquisition of BAQSIMI® glucagon nasal powder, or BAQSIMI® pursuant to an asset purchase agreement, or the Purchase Agreement, with Eli Lilly & Company, or Lilly, dated April 21, 2023. In connection with the closing of the transaction, or the Closing, the Company paid Lilly $500.0 million in cash. In addition, the Company is required to pay Lilly a $125.0 million guaranteed payment on the first anniversary of the

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

closing. The Company is also required to pay Lilly $4.0 million upon the assignment of certain contracts to the Company after the first anniversary of the Closing, but no later than 18 months after the Closing. The Company may also be required to pay additional contingent consideration of up to $450.0 million to Lilly based on the achievement of certain milestones. The Purchase Agreement provides that the contingent consideration that may become payable to Lilly would be achieved as follows: (i) a one-time payment of $100.0 million if the Company achieves annual net sales of $175.0 million or more of BAQSIMI® and certain related products, or the Milestone Products, in any one year during the first five years after the Closing; (ii) up to two payments of $100.0 million each if the Company achieves annual net sales of $200.0 million or more of Milestone Products in any one year during the first five years after the Closing; and (iii) a one-time payment of $150.0 million if the Company achieves total cumulative net sales of $950.0 million or more of the Milestone Products for the first five years after the Closing.

In addition, the Company assumed certain contingent consideration of Lilly, which would require the Company to pay up to an aggregate of $125.0 million based on the achievement of annual net sales milestones of $350.0 million, $400.0 million and $600.0 million.

The Company has accounted for the BAQSIMI® acquisition as an asset acquisition in accordance with ASC 805, Business Combinations, as substantially all the fair value of the assets acquired is concentrated in a single identifiable asset, BAQSIMI® product rights. The BAQSIMI® product rights include the license for the BAQSIMI® intellectual property, regulatory documentation, marketing authorizations, and domain names, which are considered a single asset as they are inextricably linked. As an asset acquisition, the cost to acquire the group of assets, including transaction costs, is allocated to the individual assets acquired based on their relative fair values, with the exception of non-qualifying assets.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total purchase price was allocated to the acquired assets based on their relative fair values, as follow:

Fair Value
(in thousands)
Property, plant, and equipment	$34,426
BAQSIMI® product rights	591,338
Deferred tax assets	2,341
Total assets acquired	$628,105

The Company is amortizing the acquired intangible asset on a straight line basis over its estimated useful life of 24 years (See Note 11 for additional information).

The fair value of the deferred cash payment is being accreted to the full $129.0 million amount over a one-year period through interest expense. During the year ended December 31, 2023 $3.7 million of interest expense was recognized related to accretion of the deferred cash payments.

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

The Credit Agreement also provides a senior secured revolving credit facility, or the Revolving Credit Facility, in an aggregate principal amount of $200.0 million. The Revolving Credit Facility matures on June 30, 2028. As of December 31, 2023, the Company had no borrowings outstanding under the Revolving Credit Facility.

Proceeds from the Term Loan were used to finance the acquisition of BAQSIMI®.

Note 5. Revenue Recognition

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Service revenues derived from research and development contracts are recognized over time based on progress toward satisfaction of the performance obligation. For each performance obligation satisfied over time, the Company assesses the proper method to be used for revenue recognition, either an input method to measure progress toward the satisfaction of services or an output method of determining the progress of completion of performance obligation. Revenue from research and development services at ANP was $4.5 million, $4.3 million and $5.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Other revenues

Revenues related to sales of BAQSIMI®, which was acquired on June 30, 2023 and was manufactured and sold by Lilly under the TSA during the year ended December 31, 2023, were recorded on a net basis, similar to a royalty arrangement.

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

The provision for chargebacks and rebates is reflected as a component of net revenues. The following table is an analysis of the chargeback and rebate provision:

	Year Ended December 31,
	2023	2022

	(in thousands)
Beginning balance	$26,606	$20,167
Provision for chargebacks and rebates	257,219	208,081
Credits and payments issued to third parties	(255,905)	(201,642)
Ending balance	$27,920	$26,606

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The provision for chargebacks and rebates is included in the following balance sheet accounts:

	December 31,
	2023	2022

	(in thousands)
Reduction to accounts receivable, net	$21,861	$20,460
Accounts payable and accrued liabilities	6,059	6,146
Total	$27,920	$26,606

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

The provision for product returns is reflected as a component of net revenues. The following table is an analysis of the product return liability:

	Year Ended December 31,
	2023	2022

	(in thousands)
Beginning balance	$19,451	$21,677
Provision for product returns	4,275	4,405
Credits issued to third parties	(6,547)	(6,631)
Ending balance	$17,179	$19,451

The provision for product returns is included in the following balance sheet accounts:

	December 31,
	2023	2022

	(in thousands)
Accounts payable and accrued liabilities	$12,263	$14,867
Other long-term liabilities	4,916	4,584
Total	$17,179	$19,451

For the years ended December 31, 2023 and 2022, the Company’s aggregate product return rate was 1.1% and 1.4% of qualified sales, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Income per Share Attributable to Amphastar Pharmaceuticals, Inc. Stockholders

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

For the year ended December 31, 2023, the Company did not have any options that were excluded in the computation of diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders because the effect would be anti-dilutive. The 2029 Convertible Notes had no impact on the computation of diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders, as the average stock price during the period was less than the conversion price.

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

The following table provides the calculation of basic and diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders for each of the periods presented:

	Year Ended December 31,
	2023	2022	2021

	(in thousands, except per share data)
Basic and dilutive numerator:
Net income attributable to Amphastar Pharmaceuticals, Inc. stockholders	$137,545	$91,386	$62,116
Denominator:
Weighted-average shares outstanding — basic	48,265	48,551	47,777

Net effect of dilutive securities:
Incremental shares from equity awards	4,736	3,876	2,007
Weighted-average shares outstanding — diluted	53,001	52,427	49,784
Net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders — basic	$2.85	$1.88	$1.30
Net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders — diluted	$2.60	$1.74	$1.25

Note 7. Segment Reporting

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other revenues from the sale of BAQSIMI® are accounted for as a component of the finished pharmaceutical products segment.

Selected financial information by reporting segment is presented below:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Net revenues:
Finished pharmaceutical products	$630,273	$486,505	$419,570
API	14,122	12,482	18,198
Total net revenues	644,395	498,987	437,768

Gross profit (loss):
Finished pharmaceutical products	367,325	256,710	209,715
API	(16,204)	(7,850)	(9,976)
Total gross profit	351,121	248,860	199,739

Operating expenses	154,134	141,363	129,852

Income from operations	196,987	107,497	69,887
Non-operating (expenses) income	(25,628)	8,543	14,252

Income before income taxes	$171,359	$116,040	$84,139

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Finished pharmaceutical products segment net revenues:
Glucagon	$113,684	$55,322	$47,639
Primatene MIST®	89,321	84,309	73,113
Epinephrine	81,650	74,204	57,530
Lidocaine	58,162	52,539	44,413
Phytonadione	44,939	49,500	45,498
Enoxaparin	31,533	34,950	35,962
Naloxone	19,004	26,269	27,540
Other finished pharmaceutical products	140,823	109,412	87,875
Total finished pharmaceutical products net revenues	579,116	486,505	419,570
BAQSIMI®	51,157	—	—
Total finished pharmaceutical products segment net revenues	$630,273	$486,505	$419,570

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of depreciation and amortization expense included in cost of revenues by reporting segment is presented below:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Depreciation and amortization expense
Finished pharmaceutical products	$21,794	$8,884	$6,003
API	3,943	3,713	4,222
Total depreciation and amortization expense	$25,737	$12,597	$10,225

Net revenues and carrying values of long-lived assets by geographic regions are as follows:

	Net Revenue			Long-Lived Assets
	Year Ended December 31,			December 31,
	2023	2022	2021	2023	2022

	(in thousands)
United States(1)	$635,192	$486,833	$419,869	$765,102	$136,328
China	4,505	4,697	6,020	91,913	88,647
France	4,698	7,457	11,879	37,647	39,598
Total	$644,395	$498,987	$437,768	$894,662	$264,573
(1)	Includes revenue from the sales of BAQSIMI®

Note 8. Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, Cencora Inc., formally AmerisourceBergen, or Cencora, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. Lilly currently manufactures and sells BAQSIMI® on the Company’s behalf pursuant to the terms of the TSA (See Note 4 for additional information). The Company considers these four customers to be its major customers, as each individually and these customers collectively, represented a significant percentage of the Company’s net revenue for the years ended December 31, 2023, 2022, and 2021, and accounts receivable as of December 31, 2023 and 2022, respectively. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
	December 31,	December 31,	Year Ended December 31,
	2023	2022	2023	2022	2021
McKesson	26%	32%	25%	22%	21%
Cencora	16%	16%	20%	23%	24%
Cardinal Health	13%	19%	15%	17%	16%
Lilly	20%	—	8%	—	—

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company is unable to secure, on a timely basis, sufficient quantities of the materials it depends on to manufacture and market its products, it could have a materially adverse effect on the Company’s business, financial condition, and results of operations.

Note 9. Fair Value Measurements

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

As of December 31, 2023, cash equivalents include money market accounts and corporate and municipal bonds with original maturities of less than three months. Investments consist of certificates of deposit as well as investment-grade corporate, agency and municipal bonds with original maturity dates between three and fifteen months. The certificates of deposit are carried at amortized cost in the Company’s consolidated balance sheets, which approximates their fair value determined based on Level 2 inputs. The corporate, agency and municipal bonds are classified as held-to-maturity and are carried at amortized cost net of allowance for credit losses. The fair value of such bonds is disclosed in Note 10 and was determined based on Level 2 inputs. The restrictions on restricted cash and investments have an immaterial effect on the fair value of these financial assets.

The fair values of the Company’s financial assets and liabilities measured on a recurring basis as of December 31, 2023 and 2022, are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Cash equivalents	$116,441	$116,441	$—	$—
Restricted cash	235	235	—	—
Short-term investments	37,142	—	37,142	—
Restricted short-term investments	2,200	—	2,200	—
Interest rate swaps related to variable rate loans	(5,243)	—	(5,243)	—
Total assets and liabilities measured at fair value as of December 31, 2023	$150,775	$116,676	$34,099	$—

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total	(Level 1)	(Level 2)	(Level 3)

Assets:	(in thousands)
Cash equivalents	$130,199	$130,199	$—	$—
Restricted cash	235	235	—	—
Short-term investments	4,600	—	4,600	—
Restricted short-term investments	2,200	—	2,200	—
Interest rate swaps related to variable rate loans	6,048	—	6,048	—
Total assets measured at fair value as of December 31, 2022	$143,282	$130,434	$12,848	$—

The Company does not hold any Level 3 instruments that are measured at fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include investments in unconsolidated affiliates, long-lived assets, goodwill, and intangible assets for which the fair value is determined as part of an impairment test. As of December 31, 2023 and 2022, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

The Company’s deferred compensation plan assets are valued using the cash surrender value of the life insurance policies and are not included in the table above.

Note 10. Investments

The following is a summary of the Company’s investments that are classified as held-to-maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Corporate and agency bonds (due within 1 year)	$73,815	$7	$(21)	$73,801
Corporate bonds (due within 1 to 3 years)	14,621	56	(1)	14,676
Municipal bonds (due within 1 year)	1,081	1	—	1,082
Total investments as of December 31, 2023	$89,517	$64	$(22)	$89,559

Corporate and agency bonds (due within 1 year)	$21,612	$—	$(60)	$21,552
Municipal bonds (due within 1 year)	1,903	—	(2)	1,901
Total investments as of December 31, 2022	$23,515	$—	$(62)	$23,453

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

Investment in unconsolidated affiliate

The Company accounts for its share of the earnings or losses of its unconsolidated affiliate Hanxin with a reporting lag of three months, as the financial statements of Hanxin are not completed on a basis that is sufficient for the Company to apply the equity method on a current basis. The Company’s share of Hanxin’s losses for the years ended December 31, 2023, 2022 and 2021 was $2.0 million, $1.2 million and $0.2 million, respectively, which was recorded in “equity in

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

losses of unconsolidated affiliate” on the accompanying consolidated statement of operations.

Note 11. Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights(1)	24	$591,338	$12,319	$579,019
IMS (UK) international product rights(2)	10	8,462	8,462	—
Patents	12	486	376	110
Land-use rights	39	2,540	815	1,725
Subtotal	23	602,826	21,972	580,854
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,216	—	3,216
Subtotal	*	32,441	—	32,441
As of December 31, 2023	*	$635,267	$21,972	$613,295

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
IMS (UK) international product rights(2)	10	$8,462	$5,430	$3,032
Patents	12	486	362	124
Land-use rights	39	2,540	749	1,791
Subtotal	11	11,488	6,541	4,947
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,126	—	3,126
Subtotal	*	32,351	—	32,351
As of December 31, 2022	*	$43,839	$6,541	$37,298
*	Intangible assets with indefinite lives have an indeterminable average life.
(1)	See Note 4.
(2)

In June 2023, the Company recorded an impairment related to its IMS (UK) international product rights in the amount of $2.7 million. The Company recorded the impairment in the cost of revenue in its consolidated statement of operations for the year ended December 31, 2023

Goodwill

The changes in the carrying amounts of goodwill are as follows:

	December 31,
	2023	2022

	(in thousands)
Beginning balance	$3,126	$3,313
Currency translation	90	(187)
Ending balance	$3,216	$3,126

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

marketing, distribution and selling rights related to Primatene MIST®, an over-the-counter bronchodilator product, recorded at the allocated fair value of $29.2 million, which is its carrying value as of December 31, 2023.

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

BAQSIMI® Product Rights

As discussed in Note 4, in June 2023, the Company acquired the BAQSIMI® product rights. BAQSIMI® is an emergency nasal spray used to treat severe hypoglycemia. The BAQSIMI® product rights intangible asset is amortized over its estimated useful life of 24 years. In determining the BAQSIMI® product rights’ useful life, the Company considered the following: the expected use of the intangible asset; the longevity of the brand; the legal, regulatory and contractual provisions that affect their maximum useful life; the Company’s ability to renew or extend the asset’s legal or contractual life without substantial costs; effects of the regulatory environment; expected changes in distribution channels; maintenance expenditures required to obtain the expected future cash flows from the asset; and considerations for obsolescence, demand, competition and other economic factors.

Amortization

Included in cost of revenues for the years ended December 31, 2023, 2022 and 2021 is product rights amortization expense of $15.5 million, $0.9 million, and $1.0 million, respectively.

As of December 31, 2023, the expected amortization expense for all amortizable intangible assets during the next five fiscal years ended December 31 and thereafter is as follows:

(in thousands)
2024	$24,718
2025	24,718
2026	24,718
2027	24,718
2028	24,718
Thereafter	457,264
Total amortizable intangible assets	580,854
Indefinite-lived intangibles	32,441
Total intangibles (net of accumulated amortization)	$613,295

Note 12. Inventories

Inventories consist of the following:

	December 31,
	2023	2022

	(in thousands)
Raw materials and supplies	$50,082	$47,607
Work in process	30,822	37,090
Finished goods	24,929	18,887
Total inventories	$105,833	$103,584

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Charges of $18.8 million, $17.2 million, and $24.6 million were included in the cost of revenues in the Company’s consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021, respectively, to adjust the Company’s inventory and related firm purchase commitments to their net realizable value. For the year ended December 31, 2023, these charges included $9.1 million in the cost of revenues to adjust the Company’s enoxaparin inventory and related firm purchase commitments to their net realizable value. Additionally, as a result of amending the MannKind RHI Supply Agreement in December 2023, the Company booked a $3.6 million adjustment to reduce RHI inventory to its net realizable value. For the year ended December 31, 2022, the charge included $14.9 million in the cost of revenues to adjust the Company’s enoxaparin inventory and related firm purchase commitments to their net realizable value. For the year ended December 31, 2021, the charge included $20.7 million as a result of an increase in the price of heparin as well as a decrease in the forecasted average selling price of enoxaparin.

Losses on firm purchase commitments related to raw materials on order as of December 31, 2023 and 2022 were $1.0 million and $2.7 million, respectively, which are recorded in cost of revenues in the Company’s consolidated statement of operations.

Note 13. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	December 31,
	2023	2022

	(in thousands)
Buildings	$168,771	$130,726
Leasehold improvements	41,686	31,535
Land	7,484	7,451
Machinery and equipment	259,484	208,068
Furniture, fixtures, and automobiles	31,943	29,674
Construction in progress	18,676	50,842
Total property, plant, and equipment	528,044	458,296
Less accumulated depreciation	(245,298)	(220,030)
Total property, plant, and equipment, net	$282,746	$238,266

The Company incurred depreciation expense of $25.2 million, $23.8 million, and $22.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Interest expense capitalized was approximately $2.0 million, $1.4 million, and $1.4 million, for the years ended December 31, 2023, 2022, and 2021, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2023	2022

	(in thousands)
Accrued customer fees and rebates	$16,702	$14,198
Accrued payroll and related benefits	25,203	22,847
Accrued product returns, current portion	12,263	14,867
Accrued loss on firm purchase commitments	918	2,686
Other accrued liabilities	12,842	9,143
Total accrued liabilities	67,928	63,741
Accounts payable	25,438	20,501
Total accounts payable and accrued liabilities	$93,366	$84,242

Note 15. Debt

Debt consists of the following:

	December 31,
	2023	2022

	(in thousands)
Convertible Debt

2029 Convertible Notes	$345,000	$—

Term Loan

Wells Fargo Term Loan due June 2028	250,000	—
Capital One N.A. Term Loan paid off June 2023	—	68,250

Mortgage Loans

Mortgage payable with East West Bank due June 2027	8,016	8,188

Other Loans and Payment Obligations

French government loans due December 2026	158	204

Line of Credit Facilities

Line of credit facility with China Merchant Bank due October 2026	—	—
Wells Fargo Revolving line of credit facility due June 2028	—	—
Capital One N.A. Revolving line of credit facility closed in June 2023	—	—

Equipment under Finance Leases	616	790
Total debt	603,790	77,432
Less current portion of long-term debt	436	3,046
Less: Loan issuance costs	13,775	1,547
Long-term debt, net of current portion and unamortized debt issuance costs	$589,579	$72,839

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Agreement

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

In connection with the issuance of the 2029 Convertible Notes, the Company incurred approximately $10.8 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees. Unamortized debt issuance costs related to the 2029 Convertible Notes were $10.3 million as of December 31, 2023. The fair value of the 2029 convertible notes was approximately $418.8 million as of December 31, 2023 based on level 2 inputs.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Wells Fargo Term Loan requires principal payments of $12.5 million for the first year, which increases to $25.0 million during the second year, and $37.5 million during the third, fourth and fifth years, with the remaining balance due at maturity. The loan is secured by substantially all of the Company’s and certain of its subsidiaries’ assets, subject to certain exceptions and limitations. In the third quarter of 2023, the Company repaid approximately $200.0 million of the borrowings under the Wells Fargo term Loan with the proceeds from the 2029 Convertible Notes, thereby satisfying all of the current and future loan amortization payments required by the Wells Fargo Term Loan until maturity. In the fourth quarter of 2023, the Company made a principal payment of $50.0 million, reducing the balance to $250.0 million.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement also provides for a $200.0 million Revolving Credit Facility and bears the same interest rate as the Wells Fargo Term Loan.

In conjunction with the Credit Agreement, the Company entered into an interest rate swap agreement with Wells Fargo, with a notional amount of $250.0 million to exchange the variable rate on the Wells Fargo Term Loan for a fixed rate of 4.04%. The interest swap agreement had a fair value of $5.4 million liability as of December 31, 2023.

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

The Company incurred approximately $14.3 million in issuance costs in connection with the Credit Agreement, of which $3.0 million represented debt modification costs and were charged to interest expense in the Company’s consolidated statement of operations for year ended December 31, 2023.

Debt issuance costs associated with the Credit Agreement (other than its Revolving Credit Facility component) are presented as a reduction to the carrying value of the related debt, while debt issuance costs associated with the Revolving Credit Facility are capitalized within other long-term assets on the consolidated balance sheets. Unamortized debt issuance costs related to the Credit Agreement as of December 31, 2023 were $7.8 million which are being amortized over the term of the Credit Agreement using the effective interest rate method.

As a result of the $250.0 million repayment of the principal balance of the Wells Fargo Term Loan, approximately $3.8 million of unamortized debt issuance costs were written off during the year ended December 31, 2023.

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

Mortgage Loans

Mortgage Payable with East West Bank — Due June 2027

In May 2017, the Company entered into a mortgage term loan with East West Bank in the principal amount of $9.0 million, which matures in June 2027. The loan is payable in monthly installments with a final balloon payment of $7.4 million plus interest. The loan is secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex and two buildings at the Company’s Chino, California, facility. The loan bears a variable interest rate at the one-month SOFR rate plus 2.6%. The Company entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest rate of 4.79% until June 2024.

Line of Credit Facilities

Line of Credit Facility with China Merchant Bank – Due October 2026

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2020, the Company entered into a credit agreement with China Merchant Bank. The credit agreement allows the Company to borrow up to $14.6 million secured by buildings and land use rights held by ANP. The interest rate and other terms will be determined at the time of the borrowing, depending on the type of loan requested. The credit period is for 36 months and expired in March 2023.

In October 2023, the Company renewed the credit agreement with China Merchant Bank, and allows the Company to borrow up to $4.1 million. The credit period is for 36 months and expires in October 2026.

Interest Rate Swap Contracts

As of December 31, 2023, the fair value of the loans listed above approximated their carrying amount based on Level 2 inputs. For the mortgage loan with East West Bank, as well as the Wells Fargo Term Loan, the Company has entered into fixed interest rate swap contracts to exchange the variable interest rates for fixed interest rates. The interest rate swap contracts are recorded at fair value in the other assets line in the consolidated balance sheets. Changes in the fair values of interest rate swaps were $5.9 million and $5.5 million for the years ended December 31, 2023 and 2022, respectively.

Covenants

At December 31, 2023 and 2022, the Company was in compliance with all of its debt covenants.

Long-Term Debt Maturities

As of December 31, 2023, the principal amounts of long-term debt maturities during each of the next five fiscal years ending December 31 are as follows:

Long-term
Debt
(in thousands)
2024	$234
2025	245
2026	254
2027	7,441
2028	250,000
Thereafter	345,000
$603,174

Note 16. Income Taxes

The Company’s income before income taxes generated from its operations were:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Income before income taxes:
United States	$181,922	$127,204	$86,236
Foreign	(10,563)	(11,164)	(2,097)
Total income before income taxes	$171,359	$116,040	$84,139

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s provision for income taxes consisted of the following:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Current provision:
Federal	$42,689	$37,626	$14,088
State	1,912	732	1,182
Foreign	1,089	998	1,676
Total current provision	45,690	39,356	16,946
Deferred provision (benefit):
Federal	(13,134)	(16,119)	2,657
State	1,537	816	110
Foreign	(2,260)	(576)	917
Total deferred provision	(13,857)	(15,879)	3,684
Total provision for income taxes	$31,833	$23,477	$20,630

For tax years beginning after December 31, 2021, certain research and development costs are required to be capitalized and amortized over a five or fifteen-year period under the Tax Cuts and Jobs Act of 2017. The Company has reviewed and incorporated this change, which increases the current U.S. federal and state tax expense and cash taxes to be paid for the tax year ending December 31, 2023.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory federal income tax	21.0%	21.0%	21.0%
State tax expense, net of federal tax benefit	1.6	1.1	1.2
Foreign tax rate differences	(0.1)	(0.3)	(2.0)
Foreign valuation allowance	0.1	2.6	5.5
Research and development credits	(4.2)	(3.1)	(3.2)
Share-based compensation	(3.2)	(3.5)	(0.2)
Executive compensation	2.4	2.3	2.3
Employee-related expenses	—	0.2	0.1
Intercompany transfer of assets other than inventory	0.6	—	—
Other	0.4	(0.1)	(0.2)
Effective tax rate	18.6%	20.2%	24.5%

The Company’s effective tax rate for 2023 decreased in comparison to 2022 primarily due to differences in pre-tax income positions, including jurisdictions where the Company maintains valuation allowance reserves against its deferred tax assets, and additional research and development credit benefit.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax credit carryforwards, and the tax effects of net operating loss carryforwards.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022

	(in thousands)
Deferred tax assets:
Research and development credits	$12,759	$15,418
Net operating loss carryforward	20,156	20,019
Inventory capitalization and reserve	12,381	9,598
Share-based compensation	5,464	5,208
Operating leases	8,360	6,684
Accrued expenses	5,970	4,956
Accrued chargebacks	5,441	5,125
Product return allowance	4,927	5,464
Intangibles	2,124	2,124
Research and development capitalization	34,036	17,988
Total deferred tax assets	111,618	92,584
Deferred tax liabilities:
Depreciation/amortization	21,630	13,272
Intangibles	4,367	8,564
Operating leases	8,037	6,398
Federal impact of state deferred taxes	3,577	3,800
Other	260	2,467
Total deferred tax liabilities	37,871	34,501
Valuation allowance	(20,495)	(19,700)
Net deferred tax assets	$53,252	$38,383

Net Operating Loss Carryforwards and Tax Credits

At December 31, 2023, the Company had no material U.S. federal or state net operating loss carryforwards, or NOL carryforwards. The Company had France and United Kingdom foreign NOL carryforwards of approximately $76.2 million and $2.8 million, respectively. The France and United Kingdom NOL carryforwards can be used annually with certain limitations and have an indefinite carryforward.

At December 31, 2023, the Company had California research and development tax credit carryforwards of approximately $20.2 million. The California research and development tax credit has an indefinite carryforward period.

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

During the year ended December 31, 2023, the Company determined its U.K. subsidiaries, AUK and IMS UK, more likely than not would not realize the benefits of their deferred tax assets. Therefore, the Company recorded a valuation allowance expense of an immaterial amount and will discontinue recognizing income tax benefits until sufficient taxable income is generated to realize their deferred tax assets.

The Company continues to record a full valuation allowance on AFP’s net deferred income tax assets and will continue to do so until AFP generates sufficient taxable income to realize its deferred income tax assets. As of December 31, 2023

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and 2022, the Company had a full valuation allowance against the net deferred tax assets of AFP, which totaled $19.0 million and $18.9 million, respectively.

The Company records a valuation allowance on net deferred income tax assets in states where it files separately and will continue to do so until sufficient taxable income is generated to realize these state deferred income tax assets.

Undistributed Earnings from Foreign Operations

As of December 31, 2023 and 2022, deferred income taxes have not been provided for any undistributed earnings from foreign operations. The foreign subsidiaries have significant accumulated losses, and as such there are no earnings in which to provide taxes. It is the Company’s plan not to repatriate future foreign earnings to the U.S. and indefinitely reinvest such earnings in the foreign jurisdiction.

Uncertain Income Tax Positions

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	December 31,
	2023	2022	2021

	(in thousands)
Balance at the beginning of the year	$12,895	$11,796	$10,053
Deductions based on tax positions related to prior year	—	(41)	—
Additions based on tax positions related to the current year	2,074	1,643	1,754
Deductions based on statute of limitations	(2,476)	(503)	(11)
Balance at the end of the year	$12,493	$12,895	$11,796

Included in the balance of unrecognized tax benefits as of December 31, 2023 and 2022, was $11.7 million and $12.2 million, respectively that represents the portion that would impact the effective income tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. For the years ended December 31, 2023, 2022 and 2021, the Company accrued interest of approximately $1.0 million, $0.8 million and $0.5 million, respectively, related to its uncertain tax positions.

The Company and/or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various U.S. states and foreign jurisdictions. As of December 31, 2023, the Company is under examination in California for the 2019-2021 tax years, but does not have a tax examination in progress for federal, Massachusetts, other states, or foreign jurisdictions. The Company is subject to income tax audit by tax authorities for tax years 2020 to 2022 for federal, 2019 to 2022 for states, and 2013 to 2022 for foreign.

Note 17. Stockholders' Equity

Equity Plans

As of December 31, 2023, the Company has two equity plans: the Amended and Restated 2015 Equity Incentive Plan, or 2015 Plan, and the 2014 Employee Stock Purchase Plan or ESPP. Prior to the adoption of these plans, the Company granted options pursuant to the Amended and Restated 2005 Equity Incentive Award Plan. Upon termination of the predecessor plans, the shares available for grant at the time of termination, and shares subsequently returned to the plans upon forfeiture or option termination, were transferred to the successor plan in effect at the time of share return. The Company issues new shares of common stock upon exercise of stock options, vesting of restricted stock units, or RSU, and settlement of ESPP, with the exception of the awards granted to employees at AFP, which are settled through re-issuance of the Company’s treasury shares.

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

As of December 31, 2023, the Company reserved an aggregate of 6,777,943 shares of common stock for future issuance under the Amended and Restated 2015 Equity Incentive Plan, or the 2015 Plan, including 1,201,722 shares, which were reserved in January 2024 pursuant to the evergreen provision in the 2015 Plan.

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

As of December 31, 2023, the Company has issued 1,192,134 shares of common stock under the ESPP and 807,866 shares of its common stock remains available for issuance under the ESPP.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023, 2022, and 2021, the Company recorded ESPP expense of $1.1 million, $0.9 million, and $0.7 million, respectively.

Share Buyback Program

As of December 31, 2023, the Company’s Board of Directors have authorized a total of $285.0 million in the share buyback program. The primary goal of the program is to offset dilution created by the Company’s equity compensation programs. The Company’s share buyback program is expected to continue for an indefinite period of time.

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

Pursuant to the Company’s existing share buyback program, the Company purchased 1,338,757 shares, 1,335,528 shares, and 1,477,305 shares of its common stock during the years ended December 31, 2023, 2022 and 2021, for total consideration of $58.1 million, $39.9 million, and $28.9 million, respectively.

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

The significant assumptions used in the Black-Scholes option-pricing are as follows:

●	Determination of Fair Value of the Underlying Common Stock. For options and ESPP awards granted, the fair value for its underlying common stock is determined using the closing price on the date of grant as reported on the Nasdaq Global Select Market, or Nasdaq, with consideration of whether there is material nonpublic information that could impact that estimated fair value when it is released.

●	Expected Volatility. The Company estimates its volatility based on the historical volatility of its stock price since IPO.

●	Expected Term. The expected term represents the period of time in which the options granted are

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual experience differs from those estimates. For the years ended December 31, 2023, 2022 and 2021, the Company estimated an average overall forfeiture rate of approximately 7%, 7%, and 6%, respectively, based on historical experience. Forfeiture rates are separately estimated for its (1) directors and officers, (2) management personnel and (3) other employees. Share-based compensation is recorded net of expected forfeitures. The Company periodically assesses the forfeiture rate and the amount of expense recognized based on estimated historical forfeitures as compared to actual forfeitures. Changes in estimates are recorded in the period they are identified.

Tax benefits resulting from tax deductions in excess of the share-based compensation cost recognized (excess tax benefits) are recorded in the statements of cash flows as financing activities.

The weighted-averages for key assumptions used in determining the fair value of options granted are as follows:

	Year Ended December 31,
	2023	2022	2021
Average volatility	41.4%	41.0%	42.1%
Average risk-free interest rate	4.1%	2.3%	1.2%
Weighted-average expected life in years	6.2	6.1	6.1
Dividend yield rate	—%	—%	—%

Stock Options

A summary of option activity under all plans for the year ended December 31, 2023, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2022	7,929,150	$17.66
Options granted	759,820	35.84
Options exercised	(920,817)	15.40
Options forfeited	(5,312)	30.82
Options expired	(543)	16.25
Outstanding as of December 31, 2023	7,762,298	$19.70	4.54	$327,155
Exercisable as of December 31, 2023	5,685,943	$16.55	3.25	$257,560
Vested and expected to vest as of December 31, 2023	7,601,023	$19.46	4.46	$322,203
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s stock for those awards that have an exercise price below the estimated fair value at December 31, 2023.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2023, 2022, and 2021, the Company recorded expense of $9.6 million, $8.5 million, and $8.0 million, respectively, related to stock options granted under all plans.

Information relating to option grants and exercises is as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands, except per share data)
Weighted-average grant date fair value per share	$16.76	$14.75	$7.62
Intrinsic value of options exercised	29,918	21,279	7,906
Cash received from options exercised	14,172	19,202	16,757
Total fair value of the options vested during the period	8,890	8,174	8,177

A summary of the status of the Company’s non-vested options as of December 31, 2023, and changes during the year ended December 31, 2023, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2022	2,378,453	$9.48
Options granted	759,820	16.76
Options vested	(1,056,606)	8.41
Options forfeited	(5,312)	13.94
Non-vested as of December 31, 2023	2,076,355	12.68

As of December 31, 2023, there was $17.1 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.5 years and will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to five years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until vested. The RSUs do not have any voting or dividend rights prior to the issuance of underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period, using the straight-line method. During the years ended December 31, 2023, 2022, and 2021, the Company recorded expenses of $9.5 million, $8.4 million, and $8.1 million, respectively, related to RSU awards granted under all plans.

As of December 31, 2023, there was $18.1 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.5 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
	Total RSUs	Value of RSUs
	Issued	Issued(1)
		(in thousands)
RSUs outstanding at December 31, 2022	1,007,052
RSUs granted	356,176	$12,725
RSUs forfeited	(2,368)
RSUs vested(2)	(440,484)
RSUs outstanding at December 31, 2023	920,376
(1)	The total FMV is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 168,067 shares of common stock were surrendered to fulfil tax withholding obligations.

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

Prior to the termination of the 2018 Plan, for the year ended December 31, 2021, the Company recorded expense of $0.5 million related to stock options issued by ANP under the 2018 Plan.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation Expense

The Company recorded share-based compensation expense, which is included in the Company’s consolidated statement of operations as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Cost of revenues	$4,891	$4,179	$3,778
Operating expenses:
Selling, distribution, and marketing	870	726	596
General and administrative	12,269	11,180	12,622
Research and development	2,212	1,775	1,691
Total share-based compensation	$20,242	$17,860	$18,687

Note 18. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the years ended December 31, 2023, 2022, and 2021 were approximately $2.3 million, $2.2 million, and $2.0 million, respectively.

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

The liability under the plan is based on a discount rate of 3.25% and 3.75% as of December 31, 2023 and 2022, respectively. The liability is included in other long-term liabilities in the accompanying consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.6 million and $2.2 million at December 31, 2023 and 2022, respectively. The Company recorded an immaterial amount of expense under the plan for each of the years ended December 31, 2023, 2022 and 2021. Gain or loss due to change in actuarial valuation of the Company’s defined benefit pension plan is recorded in other comprehensive income (loss).

Non-qualified Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan obligations are payable upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants began contributing to the plan in January 2020. The plan assets were valued at approximately $6.8 million and $4.5 million as of December 31, 2023 and 2022, respectively. The plan liabilities were valued at approximately $7.1 million and $4.6 million as of December 31, 2023 and 2022, respectively. The plan assets and liabilities are included in other long-term assets and other long-term liabilities, respectively, on the Company’s consolidated balance sheets.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Commitments and Contingencies

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

The components of lease costs were as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Operating lease costs	$5,267	$4,709	$4,328

Short-term lease costs	332	300	518

Finance lease costs
Amortization of right-of-use assets	189	237	384
Interest on lease liabilities	45	26	26
Total finance lease costs	$234	$263	$410

Total lease costs	$5,833	$5,272	$5,256

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other information pertaining to leases is as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands, except lease term and discount rate)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$5,106	$4,329	$4,446
Operating cash flows paid for finance leases	40	18	25
Financing cash flows paid for finance leases	154	233	310

Right-of use assets obtained in exchange for lease liabilities
Operating leases	10,521	2,166	11,041
Finance leases	—	642	110

Weighted-average remaining lease term (years)
Operating leases	7.7	8.7	9.5
Finance leases	3.4	4.3	2.4

Weighted-average discount rate
Operating leases	5.5%	4.4%	4.5%
Finance leases	6.7%	6.7%	5.2%

Future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of 12 months as of December 31, 2023, are as follows:

	Operating	Finance
	Leases	Leases	Total

	(in thousands)
2024	$5,611	$236	$5,847
2025	5,536	190	5,726
2026	5,586	158	5,744
2027	5,359	104	5,463
2028	4,605	—	4,605
Thereafter	14,805	—	14,805
Total lease payments	$41,502	$688	$42,190
Less: interest	7,875	72	7,947
Total	$33,627	$616	$34,243

Purchase Commitments

As of December 31, 2023, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $93.3 million.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.   Related-Party Transactions

ANP Restructuring and Investment in Hanxin

Subsequent to the ANP restructuring discussed in Note 3, which involved various related parties, Hanxin is no longer a wholly-owned subsidiary of the Company and was deconsolidated in the third quarter of 2021.

The Company determined that it has significant influence over Hanxin as a result of its 11.5% ownership interest, its seat on Hanxin’s board of directors, and Henry Zhang’s position as an equity holder, general manager, and chairman of the board of directors of Hanxin, given he is the son of Dr. Jack Zhang. Additionally, Dr. Mary Luo and Dr. Jack Zhang, through an affiliated entity, have an ownership interest in Hanxin and as such Hanxin continues to be a related party after the restructuring.

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

During the years ended December 31, 2023 and 2022, the Company recognized $0.1 million and $0.4 million of revenue from manufacturing services provided to Hanxin, respectively. As of December 31, 2023, the Company did not have any receivables from Hanxin.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2023 and 2022, the Company paid $1.6 million and $0.6 million, respectively, under this agreement.

Supply Agreement with Letop

In November 2022, ANP entered in to a supply agreement with Nanjing Letop Biotechnology Co., Ltd., or Letop, which is considered a related-party due to an ownership stake by Henry Zhang. Under the terms of the supply agreement Letop will manufacture and deliver chemical intermediates for ANP on a cost-plus basis. The agreement is effective for three years and the total cost of the agreement shall not exceed approximately $1.5 million, with payments adjusted based on the then current exchange rates.

During the years ended December 31, 2023 and 2022, ANP paid $0.7 million and $0.2 million, respectively, under this agreement. As of December 31, 2023, the Company did not have any additional accruals payable to Letop.

Note 21.   Litigation

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

Hatch-Waxman Litigation

Regadenoson (0.4 mg/5 mL, 0.08 mg/mL) Patent Litigation

On February 25, 2020, Astellas US LLC, Astellas Pharma US, Inc., and Gilead Sciences, Inc. (collectively, “Astellas-Gilead”) filed a Complaint in the United States District Court for the District of Delaware against IMS for infringement of U.S. Patent Nos. 8,106,183 (the “‘183 patent”), RE47,301 (the “‘301 patent”), and 8,524,883 (the “‘883 patent”) (collectively, “Astellas-Gilead Patents”) with regard to IMS’s ANDA No. 214,252 for approval to manufacture and sell 0.4 mg/5 mL (0.08 mg/mL) intravenous solution of Regadenoson. On January 26, 2022, the Company and Astellas-Gilead reached an agreement to resolve the lawsuit. Under the terms of the agreement, the Company received $5.4 million from Astellas constituting saved litigation expenses. The Company recorded the settlement amount in other income (expenses) in its consolidated statement of operations for the year ended December 31, 2022.

Employee Litigations

In 2021 the Company settled employee litigations relating to alleged violations of various California labor laws pertaining to wage and hour against the Company. For the year ended December 31, 2021, the Company recorded $1.0

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million, related to the settlement of employment litigation, in general and administrative expense in the Company’s consolidated statements of operations.

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

Note 22.   Subsequent Events

Syndicated Line of Credit Facility with ICBC Bank – Due June 2033

In January 2024, the Company entered into a credit agreement with ICBC Bank acting as a lender and as agent for other lenders. The credit agreement allows the Company to borrow up to $40.0 million secured by equipment and buildings at ANP. The interest rate and other terms will be determined at the time of the borrowing, depending on the type of loan requested. The credit agreement expires in November 2033.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Amphastar Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Amphastar Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amphastar Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

February 29, 2024

Item 9B. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, as follows:

On November 17, 2023, Jacob Liawatidewi, our Executive Vice President of Sales and Marketing and Corporate Administration Center, President of Amphastar France Pharmaceuticals, S.A.S., Corporate Secretary, and Director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 20,533 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until April 1, 2025, or earlier if all transactions under the trading arrangement are completed.

On December 14, 2023, Rong Zhou, our Senior Executive Vice President of Production and President of Amphastar Nanjing Pharmaceuticals, Co., Ltd., adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 13,893 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 17, 2024, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be included in our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed within 120 days after our fiscal year end of December 31, 2023, or 2024 Proxy Statement, and is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information required by this item will be included in our 2024 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be included in our 2024 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be included in our 2024 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

Information required by this item will be included in our 2024 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

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

4.3

Indenture, dated September 15, 2023, between Amphastar Pharmaceuticals, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2023)

4.4	Form of 2.00% Convertible Notes due 2029 (incorporated by reference to Exhibit 4.2 (included in Exhibit 4.1) of the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2023)

10.1+	Amended and Restated 2005 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

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

Second Amendment to Supply Agreement, dated November 9, 2016, by and between MannKind Corporation, Amphastar France Pharmaceuticals, S.A.S., and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2017)

10.13

Business Loan Agreement, dated May 18, 2017, between Amphastar Pharmaceuticals, Inc. and East West Bank in the original principal sum of $9,000,000. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.14

Partnership Agreement by and between Zhang Chongqing, Bill Zhang and Applied Physics & Chemistry Laboratories, Inc. dated July 27, 2018. (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018)

10.15

Fourth Amendment to Supply Agreement, dated December 24, 2018, by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018)

10.16*

Fifth Amendment to the Supply Agreement by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc., dated August 2, 2019. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2019)

10.17

Amphastar Pharmaceuticals, Inc. Employee Deferred Compensation Plan, effective December 1, 2019. (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2020)

10.18+

Amphastar Pharmaceuticals, Inc. 2015 Equity Incentive Plan, as amended and restated effective as of November 3, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2020)

10.19*

Sixth Amendment to the Supply Agreement by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc., dated May 24, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.20*

Share Purchase Agreement by and between Amphastar Pharmaceuticals, Inc., Nanjing Zhongpan Enterprise Management Consulting Center (LLP), Nanjing Zhanrun Enterprise Management Consulting Center (LLP), and Listening Dragon Investment Company Limited, dated May 6, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.21*

Share Repurchase Agreement by and between Amphastar Pharmaceuticals, Inc., Nanjing Qianqia Enterprise Management Consulting (LLP), Nanjing Zhongpan Enterprise Management Consulting Center (LLP), and Nanjing Zhanrun Enterprise Management Consulting Center (LLP), dated May 6, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.22

Credit Agreement dated August 4, 2021, between Amphastar Pharmaceuticals, Inc. and Capital One N.A. in the original sum of $140,000,000 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2021)

10.23*

Share Purchase Agreement by and between Amphastar Pharmaceuticals, Inc. and Nanjing Quanqia Enterprise Management Consulting, LLP, dated August 19, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2021)

10.24*

Contract Manufacturing Agreement by and between Amphastar Nanjing Pharmaceutical, Co. Ltd. and Nanjing Hanxin Pharmaceutical Technology Co., Ltd, dated April 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2022)

10.25*

Contract Research Agreement by and between Amphastar Pharmaceuticals, Inc. and Nanjing Hanxin Pharmaceutical Technology Co., Ltd., dated July 5, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2022)

10.26*

Supply Agreement by and between Amphastar Nanjing Pharmaceuticals, Inc. and Nanjing Letop Biotechnology Co. Ltd. dated November 15, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2022)

10.27*

Amendment to Contract Research Agreement by and between Amphastar Pharmaceuticals, Inc. and Nanjing Hanxin Pharmaceutical Technology Co., Ltd., dated March 8, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023)

10.28*

Asset Purchase Agreement by and among Amphastar Pharmaceuticals, Inc., Amphastar Medication Co., LLC, and Eli Lilly and Company, dated April 21, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2023)

10.29*

Manufacturing Service Agreement by and between Amphastar Pharmaceuticals, Inc., and Eli Lilly and Company, dated June 30, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2023)

10.30*

Transition Service Agreement by and between Amphastar Pharmaceuticals, Inc., and Eli Lilly and Company, dated June 30, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2023)

10.31

Credit Agreement dated June 30, 2023, by and between Amphastar Pharmaceuticals, Inc. and Wells Fargo Bank, National Association in the original sum of $700,000,000 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2023)

10.32

Purchase Agreement, dated September 12, 2023, among Amphastar Pharmaceuticals, Inc. and Jefferies LLC, J.P. Morgan Securities LLC, Wells Fargo Securities LLC and BofA Securities Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2023)

10.33*	Seventh Amendment to the Supply Agreement by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc., dated December 22, 2023

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in signature pages hereto)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Compensation Recovery Policy of the Company

101.INS	XBRL Instance Document –The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
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
Jack Y. Zhang
Chief Executive Officer
(Principal Executive Officer)

Date: February 29, 2024

AMPHASTAR PHARMACEUTICALS, INC.
(Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 29, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ JACK Y. ZHANG	Chief Executive Officer, President, and Director	February 29, 2024
Jack Yongfeng Zhang	(Principal Executive Officer)

/s/ MARY Z. LUO	Chairman, Chief Operating Officer	February 29, 2024
Mary Z. Luo	and Director

/s/ WILLIAM J. PETERS	Chief Financial Officer and Director (Principal	February 29, 2024
William J. Peters	Financial and Accounting Officer)

/s/ JACOB LIAWATIDEWI	Executive Vice President of Sales and Marketing,	February 29, 2024
Jacob Liawatidewi	Corporate Administration Center, and Director

/s/ GAYLE M. DEFLIN	Director	February 29, 2024
Gayle M. Deflin

/s/ DIANE G. GERST	Director	February 29, 2024
Diane G. Gerst

/s/ HOWARD LEE	Director	February 29, 2024
Howard Lee

/s/ FLOYD PETERSEN	Director	February 29, 2024
Floyd Petersen

/s/ RICHARD PRINS	Director	February 29, 2024
Richard Prins

/s/ MICHAEL A. ZASLOFF	Director	February 29, 2024
Michael A. Zasloff