Form 10-Q
period 2024-03-31
Amphastar Pharmaceuticals, Inc.
filed 2024-05-10
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

The number of shares outstanding of the registrant’s only class of common stock as of May 3, 2024 was 48,901,965.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

You should read this Quarterly Report and the documents that we reference elsewhere in this Quarterly Report completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. We discuss many of these risks and uncertainties in greater detail in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2023, particularly in Item 1A. “Risk Factors.” These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report regardless of the time of delivery of this Quarterly Report, and such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report to “Amphastar,” “the Company,” “we,” “our,” and “us” refer to Amphastar Pharmaceuticals, Inc. and our subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$201,148	$144,296
Restricted cash	235	235
Short-term investments	88,407	112,510
Restricted short-term investments	2,200	2,200
Accounts receivable, net	138,114	114,943
Inventories	115,494	105,833
Income tax refunds and deposits	784	526
Prepaid expenses and other assets	8,696	9,057
Total current assets	555,078	489,600

Property, plant, and equipment, net	288,523	282,746
Finance lease right-of-use assets	516	564
Operating lease right-of-use assets	31,352	32,333
Investment in unconsolidated affiliate	—	527
Goodwill and intangible assets, net	607,064	613,295
Long-term investments	15,163	14,685
Other assets	23,369	25,910
Deferred tax assets	53,252	53,252
Total assets	$1,574,317	$1,512,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$116,697	$93,366
Accrued payments for BAQSIMI® (see Note 3)	128,245	126,090
Income taxes payable	5,857	1,609
Current portion of long-term debt	428	436
Current portion of operating lease liabilities	3,942	3,906
Total current liabilities	255,169	225,407

Long-term reserve for income tax liabilities	6,066	6,066
Long-term debt, net of current portion and unamortized debt issuance costs	594,006	589,579
Long-term operating lease liabilities, net of current portion	28,739	29,721
Other long-term liabilities	17,981	22,718
Total liabilities	901,961	873,491
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 60,160,459 and 48,841,343 shares issued and outstanding as of March 31, 2024 and 59,390,194 and 48,068,881 shares issued and outstanding as of December 31, 2023, respectively	6	6
Additional paid-in capital	476,072	486,056
Retained earnings	452,445	409,268
Accumulated other comprehensive loss	(8,769)	(8,478)
Treasury stock	(247,398)	(247,431)
Total equity	672,356	639,421
Total liabilities and stockholders’ equity	$1,574,317	$1,512,912

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Net revenues:
Product revenues, net	$157,629	$140,022
Other revenues	14,207	—
Total net revenues	171,836	140,022

Cost of revenues	81,736	66,182
Gross profit	90,100	73,840

Operating expenses:
Selling, distribution, and marketing	9,371	7,109
General and administrative	15,676	13,483
Research and development	17,043	19,815
Total operating expenses	42,090	40,407

Income from operations	48,010	33,433

Non-operating income (expenses):
Interest income	2,556	924
Interest expense	(8,611)	(398)
Other income (expenses), net	5,921	(390)
Total non-operating income (expenses), net	(134)	136

Income before income taxes	47,876	33,569
Income tax provision	4,126	6,752
Income before equity in losses of unconsolidated affiliate	43,750	26,817

Equity in losses of unconsolidated affiliate	(573)	(785)

Net income	$43,177	$26,032

Net income per share:
Basic	$0.90	$0.54

Diluted	$0.81	$0.50

Weighted-average shares used to compute net income per share:
Basic	48,212	48,000

Diluted	53,013	51,970

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income	$43,177	$26,032

Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	(291)	356
Total other comprehensive income (loss)	(291)	356

Total comprehensive income	$42,886	$26,388

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Shares	Amount	Total
Balance as of December 31, 2023	59,390,194	$6	$486,056	$409,268	$(8,478)	(11,321,313)	$(247,431)	$639,421
Net income	—	—	—	43,177	—	—	—	43,177
Other comprehensive loss	—	—	—	—	(291)	—	—	(291)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(33)	—	—	2,197	33	—
Issuance of common stock in connection with the Company's equity plans	770,265	—	(17,311)	—	—	—	—	(17,311)
Share-based compensation expense	—	—	7,360	—	—	—	—	7,360
Balance as of March 31, 2024	60,160,459	$6	$476,072	$452,445	$(8,769)	(11,319,116)	$(247,398)	$672,356

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Shares	Amount	Total
Balance as of December 31, 2022	58,110,231	$6	$455,077	$271,723	$(8,624)	(9,998,162)	$(189,524)	$528,658
Net income	—	—	—	26,032	—	—	—	26,032
Other comprehensive income	—	—	—	—	356	—	—	356
Purchase of treasury stock	—	—	—	—	—	(263,131)	(8,015)	(8,015)
Issuance of common stock in connection with the Company's equity plans	330,300	—	(4,565)	—	—	—	—	(4,565)
Share-based compensation expense	—	—	6,111	—	—	—	—	6,111
Balance as of March 31, 2023	58,440,531	$6	$456,623	$297,755	$(8,268)	(10,261,293)	$(197,539)	$548,577

See Accompanying Notes to Condensed Consolidated Financial Statements

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income	$43,177	$26,032
Reconciliation to net cash provided by operating activities:
Loss on disposal of assets	—	2
Loss (gain) on interest rate swaps and foreign currency transactions, net	(4,645)	195
Depreciation of property, plant, and equipment	6,816	6,252
Amortization of product rights, trademarks, and patents	6,167	241
Operating lease right-of-use asset amortization	980	903
Amortization of discounts, premiums, and debt issuance costs	2,128	59
Equity in losses of unconsolidated affiliate	573	785
Share-based compensation expense	7,360	6,111
Changes in operating assets and liabilities:
Accounts receivable, net	(23,201)	(11,796)
Inventories	(9,995)	268
Prepaid expenses and other assets	(192)	219
Income tax refunds, deposits, and payable, net	3,992	6,459
Operating lease liabilities	(947)	(862)
Accounts payable and accrued liabilities	23,078	5,514
Net cash provided by operating activities	55,291	40,382

Cash Flows From Investing Activities:
Purchases and construction of property, plant, and equipment	(8,793)	(9,477)
Purchase of investments	(22,507)	(10,574)
Maturity of investments	47,497	14,064
Deposits and other assets	(960)	(346)
Net cash provided by (used in) investing activities	15,237	(6,333)

Cash Flows From Financing Activities:
Proceeds from equity plans, net of withholding tax payments	(17,311)	(4,565)
Purchase of treasury stock	—	(8,015)
Debt issuance costs	(252)	—
Proceeds from borrowing under lines of credit	4,082	—
Principal payments on long-term debt	(98)	(968)
Net cash used in financing activities	(13,579)	(13,548)

Effect of exchange rate changes on cash	(97)	16

Net increase in cash, cash equivalents, and restricted cash	56,852	20,517

Cash, cash equivalents, and restricted cash at beginning of period	144,531	156,333

Cash, cash equivalents, and restricted cash at end of period	$201,383	$176,850

Noncash Investing and Financing Activities:
Capital expenditures included in accounts payable	$5,943	$4,802
Operating lease right-of-use assets in exchange for operating lease liabilities	$—	$1,150

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$8,632	$1,245
Income taxes paid	$349	$336

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2023 and the notes thereto as filed with the Securities and Exchange Commission, or SEC, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted from the accompanying condensed consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from the audited financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position, results of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The Company’s results of operations, comprehensive income (loss) and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying value of equity method investments is reported as “Investment in unconsolidated affiliate” in the accompanying consolidated balance sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s earnings or losses and dividends paid, if any.

During the three months ended March 31, 2024, the book value of the Company’s investment in Hanxin was reduced to zero, as a result of recording of the Company’s share of the losses of Hanxin

Use of Estimates

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

The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature for the three months ended March 31, 2024 and 2023 were $0.7 million loss and $0.6 million gain, respectively.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Advertising Expense

Advertising expenses, primarily associated with Primatene MIST®, are recorded as they are incurred, except for expenses related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented, and are reflected as a component of selling, distribution and marketing in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2024 and 2023, advertising expenses were $2.7 million and $3.3 million, respectively.

Financial Instruments

The Company’s accompanying condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, short-term borrowings, and long-term obligations. The Company considers the carrying amounts of current assets and liabilities on the condensed consolidated balance sheets to approximate the fair value of these financial instruments due to the short maturity of these items. The carrying value of the Company’s long-term obligations, with the exception of the convertible debt (See Note 14) approximates their fair value, as the stated borrowing rates are comparable to rates currently offered to the Company for instruments with similar maturities. Investments and short-term investments are recorded at fair value based on quoted prices from recognized security exchanges and other methods (See Note 9). The Company at times enters into interest rate swap contracts to manage its exposure to interest rate changes and its overall cost of long-term debt. The Company’s interest rate swap contracts exchange the variable interest rates for fixed interest rates.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and highly liquid investments with original maturities of three months or less.

Investments

Investments as of March 31, 2024 and December 31, 2023 consisted of certificates of deposit and investment grade corporate, agency and municipal bonds with original maturity dates between three and fifteen months.

Restricted Cash

Restricted cash is collateral required for the Company to guarantee certain vendor payments in France. As of each of March 31, 2024 and December 31, 2023, the restricted cash balance was $0.2 million.

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letters of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months, but less than one year. As of March 31, 2024 and December 31, 2023, the balance of restricted short-term investments was $2.2 million.

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

Convertible Debt

The Company accounts for its convertible debt instruments as a single unit of accounting, a liability, because the Company concluded that the conversion features do not require bifurcation as a derivative under Accounting Standards Codification, or ASC, 815-15, Derivatives and Hedging and the Company did not issue its convertible debt instruments at a substantial premium. The Company records debt issuance costs as contra-liabilities in our condensed consolidated balance sheets at issuance and amortizes them over the contractual term of the convertible debt instrument using the effective interest rate.

In accordance with Accounting Standards Update, or ASU, 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, the Company evaluates convertible debt instruments to determine if the conversion feature is freestanding or embedded. If the conversion feature is embedded, the conversion

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

feature is not bifurcated from the host instrument. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20, Debt with Conversion and Other Options for consideration of any beneficial conversion features. If no beneficial conversion features exist that require separate recognition, convertible debt instruments are accounted for as a single liability measured at its amortized cost as long as no other features require separation and recognition as derivatives.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the disclosure requirements related to the new standard.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to the new standard.

Note 3. BAQSIMI® Asset Acquisition

On June 30, 2023, the Company completed its acquisition of BAQSIMI® glucagon nasal powder, or BAQSIMI® pursuant to an asset purchase agreement, or the Purchase Agreement, with Eli Lilly & Company, or Lilly, dated April 21, 2023.

The Company accounted for the BAQSIMI® acquisition as an asset acquisition in accordance with ASC 805, Business Combinations, as substantially all the fair value of the assets acquired was concentrated in a single identifiable asset, BAQSIMI® product rights. The BAQSIMI® product rights include the license for the BAQSIMI® intellectual property, regulatory documentation, marketing authorizations, and domain names, which are considered a single asset as they are inextricably linked.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total purchase price was allocated to the acquired assets based on their relative fair values, as follow:

Fair Value
(in thousands)
Property, plant, and equipment	$34,426
BAQSIMI® product rights	591,338
Deferred tax assets	2,341
Total assets acquired	$628,105

The Company amortizes the acquired intangible asset on a straight line basis over its estimated useful life of 24 years (See Note 10 for additional information).

A portion of the consideration for the asset acquisition was a deferred cash payment. The fair value of the deferred cash payment is being accreted to its full $129.0 million amount over a one-year period from the date of acquisition through interest expense. During the three months ended March 31, 2024, $1.8 million of interest expense was recognized related to accretion of the deferred cash payments.

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

During the first quarter of 2024, the Company assumed distribution responsibilities, from Lilly, to its customers in the United States, and certain countries in Europe. As a result, the Company has recorded the sales and related cost of BAQSIMI® in these countries as product revenue, net and cost of revenues, respectively. The Company will continue to assume distribution of BAQSIMI® for the remaining territories on a country by country basis throughout 2024.

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

The consideration to which the Company expects to be entitled includes a stated list price, less various forms of variable consideration including provision for chargebacks and rebates, accrual for product returns, prompt pay discounts,

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

distributor fees, patient co-pay assistance, and other related deductions. These deductions to product sales are referred to as gross-to-net deductions and are estimated and recorded in the period in which the related product sales occur. Payment terms offered to customers generally range from 30 to 75 days; however, payment terms differ by jurisdiction, by customer and, in some instances, by type of product. Revenues from product sales, net of gross-to-net deductions, are recorded only to the extent a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with gross-to-net deductions is subsequently resolved. Taxes assessed by governmental authorities and collected from customers are excluded from product sales. If the Company expects, at contract inception, that the period between the transfer of control and corresponding payment from the customer will be one year or less, the amount of consideration is not adjusted for the effects of a financing component. Shipping and handling activities are considered to be fulfillment activities rather than a separate performance obligation and are recorded within selling, distribution and marketing expenses in the accompanying condensed consolidated statements of operations.

Provision for Chargebacks and Rebates

The provision for chargebacks and rebates is a significant estimate used in the recognition of revenue. Wholesaler chargebacks relate to sales terms under which the Company agrees to reimburse wholesalers for differences between the gross sales prices at which the Company sells its products to wholesalers and the actual prices of such products that wholesalers resell under the Company’s various contractual arrangements with third parties such as hospitals and group purchasing organizations in the United States. Rebates include primarily amounts paid to retailers, payers, and providers in the United States, including those paid to state Medicaid programs, and are based on contractual arrangements or statutory requirements. The Company estimates chargebacks and rebates using the expected value method at the time of sale to wholesalers based on wholesaler inventory stocking levels, historical chargeback and rebate rates, and current contract pricing.

The provision for chargebacks and rebates is reflected as a component of product revenues, net. The following table is an analysis of the chargeback and rebate provision:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Beginning balance	$27,920	$26,606
Provision for chargebacks and rebates	61,971	69,027
Credits and payments issued to third parties	(55,673)	(67,289)
Ending balance	$34,218	$28,344

Changes in the chargeback provision from period to period are primarily dependent on the Company’s sales to its wholesalers, the level of inventory held by wholesalers, and the wholesalers’ customer mix. Changes in the rebate provision from period to period are primarily dependent on retailers’ and other indirect customers’ purchases. The approach that the Company uses to estimate chargebacks and rebates has been consistently applied for all periods presented. Variations in estimates have been historically small. The Company continually monitors the provision for chargebacks and rebates and makes adjustments when it believes that the actual chargebacks and rebates may differ from the estimates. The settlement of chargebacks and rebates generally occurs within 20 days to 60 days after the sale to wholesalers. Accounts receivable and/or accounts payable and accrued liabilities are reduced and/or increased by the chargebacks and rebate amounts depending on whether the Company has the right to offset with the customer.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provision for chargebacks and rebates is included in the following balance sheet accounts:

	March 31,	December 31,
	2024	2023

	(in thousands)
Reduction to accounts receivable, net	$19,782	$21,861
Accounts payable and accrued liabilities	14,436	6,059
Total	$34,218	$27,920

Accrual for Product Returns: The Company offers certain customers the right to return qualified excess or expired inventory for partial credit; however, API product sales are generally non-returnable. The Company’s product returns primarily consist of the returns of expired products from sales made in prior periods. Returned products cannot be resold. At the time product revenue is recognized, the Company records an accrual for product returns estimated using the expected value method. The accrual is based, in part, upon the historical relationship of product returns to sales and customer contract terms. The Company also assesses other factors that could affect product returns including market conditions, product obsolescence, and new competition.

Prompt Pay Discounts: The Company provides its customers with a percentage discount on their invoice if the customers pay within the agreed upon timeframe. The Company expects that its customers will earn prompt pay discounts. The Company estimates the probability of customers paying promptly based on the percentage of discount outlined in the purchase agreement between the two parties, and deducts the full amount of these discounts from gross product sales and accounts receivable at the time revenue is recognized.

Distributor Fees: The Company engages with wholesalers to distribute its products to end customers. The Company pays the wholesalers a fee for services such as: inventory management, chargeback administration, and service level commitments. The Company estimates the amount of distribution services fees to be paid and adjusts the transaction price with the amount of such estimate at the time of sale to the customer. An accrued liability is recorded for unpaid distribution service fees.

Patient Co-Pay Assistance: Co-pay assistance represents financial assistance to qualified patients, assisting them with prescription drug co-payments required by insurance. The accrual for co-pay is based on an estimate of claims and the cost per claim that the Company expects to receive associated with inventory that exists in the distribution channel at period end.

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

Service revenues derived from research and development contracts are recognized over time based on progress toward satisfaction of the performance obligation. For each performance obligation satisfied over time, the Company assesses the proper method to be used for revenue recognition, either an input method to measure progress toward the satisfaction of services or an output method of determining the progress of completion of performance obligation. For the three months ended March 31, 2024 and 2023, revenues from research and development services at ANP were $0.4 million and $0.1 million, respectively.

Other revenues

Revenues related to sales of BAQSIMI®, which was supplied and sold by Lilly under the TSA during the three months

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ended March 31, 2024, or BAQSIMI® NEB, were recorded on a net basis, similar to a royalty arrangement. This includes revenues in the United States and certain countries in Europe for a portion of the period.

Disaggregation of Revenues

The following table summarizes total net revenues by product and by geographic area, based on customers’ locations:

	Three Months Ended March 31,
	2024			2023
	U.S.	International	Total	U.S.	International	Total

	(in thousands)
Product revenues, net
Glucagon	$25,276	$3,259	$28,535	$25,696	$—	$25,696
Epinephrine	26,110	—	26,110	20,091	—	20,091
Primatene MIST®	24,166	—	24,166	23,453	30	23,483
BAQSIMI®	13,089	754	13,843	—	—	—
Lidocaine	12,773	—	12,773	13,646	—	13,646
Phytonadione	9,973	—	9,973	7,713	—	7,713
Enoxaparin	7,096	—	7,096	9,867	—	9,867
Naloxone	4,287	—	4,287	4,957	—	4,957
API	669	1,023	1,692	2,075	1,937	4,012
Other product revenues, net	28,354	800	29,154	30,227	330	30,557
	$151,793	$5,836	157,629	$137,725	$2,297	140,022
Other revenues
BAQSIMI® NEB			14,207			—
Total net revenues			$171,836			$140,022

Note 5. Net Income per Share

Basic net income per share is calculated based upon the weighted-average number of shares outstanding during the period. Diluted net income per share gives effect to all potentially dilutive shares outstanding during the period, such as stock options, non-vested restricted stock units and shares issuable under the Company’s Employee Stock Purchase Plan, or ESPP, and potential common shares issued upon conversion of Convertible Notes of the Company, due March 2029, or the 2029 Convertible Notes.

For the three months ended March 31, 2024, the Company did not have any options that were excluded from the computation of diluted net income per share because their effect would be anti-dilutive. The 2029 Convertible Notes had no impact on the computation of diluted net income per share, as the average stock price during the period was less than the conversion price.

For the three months ended March 31, 2023, options to purchase 1,403,859 shares of stock with a weighted-average exercise price of $34.96 per share were excluded from the computation of diluted net income per share because their effect would be anti-dilutive.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the calculation of basic and diluted net income per share for each of the periods presented:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands, except per share data)
Basic and dilutive numerator:
Net income	$43,177	$26,032
Denominator:
Weighted-average shares outstanding — basic	48,212	48,000

Net effect of dilutive securities:
Incremental shares from equity awards	4,801	3,970
Weighted-average shares outstanding — diluted	53,013	51,970
Net income per share — basic	$0.90	$0.54
Net income per share — diluted	$0.81	$0.50

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

The finished pharmaceutical products segment manufactures, markets and distributes BAQSIMI®, Primatene MIST®, glucagon, enoxaparin, naloxone, phytonadione, lidocaine, epinephrine, various critical and non-critical care drugs, as well as certain contract manufacturing and contract research revenues. The API segment manufactures and distributes recombinant human insulin API and porcine insulin API for external customers and internal product development.

Other revenues includes the portion of BAQSIMI® sales by Lilly on the Company’s behalf under the TSA and is accounted for as a component of the finished pharmaceutical product segment.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information by reporting segment is presented below:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Net revenues:
Finished pharmaceutical products	$170,144	$136,010
API	1,692	4,012
Total net revenues	171,836	140,022

Gross profit (loss):
Finished pharmaceutical products	96,142	76,176
API	(6,042)	(2,336)
Total gross profit	90,100	73,840

Operating expenses	42,090	40,407

Income from operations	48,010	33,433
Non-operating (expenses) income	(134)	136

Income before income taxes	$47,876	$33,569

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Finished pharmaceutical products segment net revenues:
Glucagon	$28,535	$25,696
Epinephrine	26,110	20,091
Primatene MIST®	24,166	23,483
BAQSIMI®	13,843	—
Lidocaine	12,773	13,646
Phytonadione	9,973	7,713
Enoxaparin	7,096	9,867
Naloxone	4,287	4,957
Other finished pharmaceutical products	29,154	30,557
Total finished pharmaceutical products net revenues	155,937	136,010
BAQSIMI® NEB	14,207	—
Total finished pharmaceutical products segment net revenues	$170,144	$136,010

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amount of depreciation and amortization expense included in cost of revenues by reporting segment is presented below:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Depreciation and amortization expense
Finished pharmaceutical products	$8,658	$2,446
API	1,004	953
Total depreciation and amortization expense	$9,662	$3,399

Net revenues and carrying values of long-lived assets by geographic regions, based on where the Company conducts its operations, are as follows:

	Net Revenues		Long-Lived Assets
	Three Months Ended
	March 31,		March 31,	December 31,
	2024	2023	2024	2023

	(in thousands)
United States(1)	$169,657	$137,958	$762,832	$765,102
China	403	127	93,748	91,913
France	1,776	1,937	36,670	37,647
Total	$171,836	$140,022	$893,250	$894,662
(1)	Includes Other revenues from the sales of BAQSIMI®

Note 7. Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, Cencora Inc., formally AmerisourceBergen, or Cencora, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. Lilly currently manufactures and sells BAQSIMI® on the Company’s behalf pursuant to the terms of the TSA in certain jurisdictions (See Note 3 for additional information). The Company considers these four customers to be its major customers, as each individually, and these customers collectively, represented a significant percentage of the Company’s net revenue for the three months ended March 31, 2024 and 2023 and accounts receivable as of March 31, 2024 and December 31, 2023, respectively. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenues
			Three Months Ended
	March 31,	December 31,	March 31,
	2024	2023	2024	2023
McKesson	27%	26%	22%	23%
Cencora	13%	16%	20%	24%
Cardinal Health	24%	13%	19%	16%
Lilly	12%	20%	8%	—

Supplier Concentrations

The Company depends on suppliers for raw materials, APIs, and other components that are subject to stringent FDA

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of March 31, 2024 and December 31, 2023, cash equivalents include money market accounts and corporate and municipal bonds with original maturities of less than three months. Investments consist of certificates of deposit as well as investment-grade corporate, agency and municipal bonds with original maturity dates between three and fifteen months. The certificates of deposit are carried at amortized cost in the Company’s condensed consolidated balance sheets, which approximates their fair value determined based on Level 2 inputs. The corporate, agency and municipal bonds are classified as held-to-maturity and are carried at amortized cost net of allowance for credit losses. The fair value of such bonds is disclosed in Note 9 and was determined based on Level 2 inputs. The restrictions on restricted cash and investments have an immaterial effect on the fair value of these financial assets.

The fair values of the Company’s financial assets and liabilities measured on a recurring basis as of March 31, 2024 and December 31, 2023, are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Cash equivalents	$160,420	$160,420	$—	$—
Restricted cash	235	235	—	—
Short-term investments	34,891	—	34,891	—
Restricted short-term investments	2,200	—	2,200	—
Interest rate swaps related to variable rate loans	(20)	—	(20)	—
Total assets and liabilities measured at fair value as of March 31, 2024	$197,726	$160,655	$37,071	$—

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Cash equivalents	$116,441	$116,441	$—	$—
Restricted cash	235	235	—	—
Short-term investments	37,142	—	37,142	—
Restricted short-term investments	2,200	—	2,200	—
Interest rate swaps related to variable rate loans	(5,243)	—	(5,243)	—
Total assets and liabilities measured at fair value as of December 31, 2023	$150,775	$116,676	$34,099	$—

The Company does not hold any Level 3 instruments that are measured at fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include investments in unconsolidated affiliates, long-lived assets, goodwill, and intangible assets for which the fair value is determined as part of an impairment test. As of March 31, 2024 and December 31, 2023, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

The Company’s deferred compensation plan assets are valued using the cash surrender value of the life insurance policies and are not included in the table above.

Note 9. Investments

The following is a summary of the Company’s investments that are classified as held-to-maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Corporate and agency bonds (due within 1 year)	$69,573	$1	$(65)	$69,509
Corporate bonds (due within 1 to 3 years)	15,088	8	(60)	15,036
Total investments as of March 31, 2024	$84,661	$9	$(125)	$84,545

Corporate and agency bonds (due within 1 year)	$73,815	$7	$(21)	$73,801
Corporate bonds (due within 1 to 3 years)	14,621	56	(1)	14,676
Municipal bonds (due within 1 year)	1,081	1	—	1,082
Total investments as of December 31, 2023	$89,517	$64	$(22)	$89,559

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights(1)	24	$591,338	$18,479	$572,859
Patents	12	486	377	109
Land-use rights	39	2,540	821	1,719
Subtotal	24	594,364	19,677	574,687
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,152	—	3,152
Subtotal	*	32,377	—	32,377
As of March 31, 2024	*	$626,741	$19,677	$607,064

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights(1)	24	$591,338	$12,319	$579,019
IMS (UK) international product rights(2)	10	$8,462	8,462	—
Patents	12	486	376	110
Land-use rights	39	2,540	815	1,725
Subtotal	11	602,826	21,972	580,854
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,216	—	3,216
Subtotal	*	32,441	—	32,441
As of December 31, 2023	*	$635,267	$21,972	$613,295
*	Intangible assets with indefinite lives have an indeterminable average life.
(1)	See Note 3
(2)

In June 2023, the Company recorded an impairment related to its IMS (UK) international product rights in the amount of $2.7 million. The Company recorded the impairment in the cost of revenue in its consolidated statement of operations for the year ended December 31, 2023

Goodwill

The changes in the carrying amounts of goodwill are as follows:

	March 31,	December 31,
	2024	2023

	(in thousands)
Beginning balance	$3,216	$3,126
Currency translation	(64)	90
Ending balance	$3,152	$3,216

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2024	2023

	(in thousands)
Raw materials and supplies	$51,411	$50,082
Work in process	33,331	30,822
Finished goods	30,752	24,929
Total inventories	$115,494	$105,833

Charges of $5.7 million and $1.9 million were included in the cost of revenues in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively, to adjust the Company’s inventory and related firm purchase commitments to its net realizable value.

Losses on firm purchase commitments related to raw materials on order as of March 31, 2024 and December 31, 2023 were $3.6 million and $1.0 million, respectively, which are recorded in cost of revenues in the Company’s condensed consolidated statement of operations.

Note 12. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	March 31,	December 31,
	2024	2023

	(in thousands)
Buildings	$168,647	$168,771
Leasehold improvements	42,012	41,686
Land	7,460	7,484
Machinery and equipment	259,845	259,484
Furniture, fixtures, and automobiles	33,251	31,943
Construction in progress	28,916	18,676
Total property, plant, and equipment	540,131	528,044
Less accumulated depreciation	(251,608)	(245,298)
Total property, plant, and equipment, net	$288,523	$282,746

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2024	2023

	(in thousands)
Accrued customer fees and rebates	$29,002	$16,702
Accrued payroll and related benefits	25,392	25,203
Accrued product returns, current portion	12,704	12,263
Accrued loss on firm purchase commitments	3,632	918
Other accrued liabilities	9,433	12,842
Total accrued liabilities	80,163	67,928
Accounts payable	36,534	25,438
Total accounts payable and accrued liabilities	$116,697	$93,366

Note 14. Debt

Debt consists of the following:

	March 31,	December 31,
	2024	2023

	(in thousands)
Convertible Debt

2029 Convertible Notes	$345,000	$345,000

Term Loan

Wells Fargo Term Loan due June 2028	250,000	250,000

Mortgage Loans

Mortgage payable with East West Bank due June 2027	7,972	8,016

Other Loans and Payment Obligations

French government loans due December 2026	157	158

Line of Credit Facilities

Line of credit facility with China Merchant Bank due October 2026	—	—
Wells Fargo Revolving line of credit facility due June 2028	—	—
Line of credit facility with ICBC Bank due November 2033	4,082	—

Equipment under Finance Leases	562	616
Total debt	607,773	603,790
Less current portion of long-term debt	428	436
Less: Loan issuance costs	13,339	13,775
Long-term debt, net of current portion and unamortized debt issuance costs	$594,006	$589,579

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In connection with the issuance of the 2029 Convertible Notes, the Company incurred approximately $10.8 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees. Unamortized debt issuance costs related to the 2029 Convertible Notes were $9.8 million as of March 31, 2024. The fair value of the 2029 Convertible Notes was approximately $348.1 million as of March 31, 2024 based on level 2 inputs.

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

Interest is payable semi-annually in arrears on March 15 and September 15 of each year. The 2029 Convertible Notes may bear additional interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the 2029 Convertible Notes are not freely tradeable as required by the Indenture.

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

Holders may convert their 2029 Convertible Notes at their option prior to the close of business on the business day immediately preceding December 15, 2028, in multiples of $1,000 principal amount, only under the following circumstances; (i) during any calendar quarter commencing after the calendar quarter ending on December 31, 2023 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2029 Convertible Notes on each applicable trading day, (ii) during the five business day period after any five consecutive trading day period in which the trading price, as defined in the Indenture, per $1,000 principal amount of the 2029 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day, (iii) if the Company calls the 2029 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, and (iv) upon the occurrence of specified corporate events defined in the

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Indenture.

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

Syndicated Line of Credit Facility with ICBC Bank – Due November 2033

In January 2024, the Company entered into a credit agreement with Industrial and Commercial Bank of China Limited, or ICBC Bank, acting as a lender and as agent for other lenders. The credit agreement allows the Company to borrow up to $40.0 million secured by equipment and buildings at ANP. The interest rate and other terms will be determined at the time of the borrowing, depending on the type of loan requested. The credit agreement expires in November 2033.

In the first quarter of 2024, the Company borrowed approximately $4.1 million under the credit agreement. The loan bears interest at the prime rate as published by The People’s Bank of China minus 0.2%. Interest payments are due quarterly and repayment of the principal amount are biannual and begins May 2026. As of March 31, 2024, the Company had $4.1 million outstanding under this loan.

Interest Rate Swap Contracts

As of March 31, 2024, the fair value of the loans listed above approximated their carrying amount based on Level 2 inputs. For the mortgage loan with East West Bank, as well as the Wells Fargo Term Loan, the Company has entered into fixed interest rate swap contracts to exchange the variable interest rates for fixed interest rates. The interest rate swap contracts are recorded at fair value in the other assets line in the condensed consolidated balance sheets. Changes in the fair values of interest rate swaps were $5.2 million gain and $1.0 million loss for the three months ended March 31, 2024 and 2023, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Covenants

At March 31, 2024 and December 31, 2023, the Company was in compliance with all of its debt covenants.

Note 15. Income Taxes

The following table sets forth the Company’s income tax provision for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)

Income before taxes	$47,876	$33,569
Income tax provision	4,126	6,752
Income before equity in losses of unconsolidated affiliate	$43,750	$26,817
Income tax provision as a percentage of income before income taxes	8.6%	20.1%

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

The Company continues to record a full valuation allowance on the net deferred income tax assets of its France subsidiary, AFP, and its U.K. subsidiaries, AUK and IMS UK. The Company will continue to do so until the subsidiaries generate sufficient taxable income to realize their respective deferred income tax assets.

The Company records a valuation allowance on net deferred income tax assets in states where it files separately and will continue to do so until sufficient taxable income is generated to realize these state deferred income tax assets.

Note 16. Stockholders' Equity

Share Buyback Program

Pursuant to the Company’s existing share buyback program, the Company did not purchase any shares of its common stock during the three months ended March 31, 2024. For the three months ended March 31, 2023, the Company purchased 263,131 shares of its common stock, totaling $8.0 million.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amended and Restated 2015 Equity Incentive Plan

As of March 31, 2024, the Company reserved an aggregate of 7,874,154 shares of common stock for future issuance under the Amended and Restated 2015 Equity Incentive Plan, or the 2015 Plan, including 1,201,722 shares, which were reserved in January 2024 pursuant to the evergreen provision in the 2015 Plan.

2014 Employee Stock Purchase Plan

As of March 31, 2024, the Company has issued 1,192,134 shares of common stock under the ESPP and 807,866 shares of its common stock remain available for issuance under the ESPP.

For the three months ended March 31, 2024 and 2023, the Company recorded ESPP expense of $0.3 million and $0.3 million, respectively.

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

The weighted-averages for key assumptions used in determining the fair value of options granted are as follows:

	Three Months Ended
	March 31,
	2024	2023
Average volatility	41.3%	41.5%
Average risk-free interest rate	4.2%	4.2%
Weighted-average expected life in years	6.3	6.3
Dividend yield rate	—%	—%

A summary of option activity under all plans for the three months ended March 31, 2024, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2023	7,762,298	$19.70
Options granted	579,532	46.68
Options exercised	(1,160,737)	12.70
Options forfeited	(3,830)	35.97
Options expired	—	—
Outstanding as of March 31, 2024	7,177,263	$23.01	5.41	$151,732
Exercisable as of March 31, 2024	5,336,486	$18.53	4.29	$135,419
Vested and expected to vest as of March 31, 2024	6,970,643	$22.55	5.31	$150,339

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s stock for those awards that have an exercise price below the estimated fair value at March 31, 2024.

For the three months ended March 31, 2024 and 2023, the Company recorded expense of $3.7 million and $3.0 million, respectively, related to stock options granted under all plans.

Information relating to option grants and exercises is as follows:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands, except per share data)
Weighted-average grant date fair value per share	$22.16	$16.67
Intrinsic value of options exercised	35,823	2,341
Cash received from options exercised	1,821	1,388
Total fair value of the options vested during the period	8,663	7,584

A summary of the status of the Company’s non-vested options as of March 31, 2024, and changes during the three months ended March 31, 2024, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2023	2,076,355	12.68
Options granted	579,532	22.16
Options vested	(811,280)	10.68
Options forfeited	(3,830)	16.63
Non-vested as of March 31, 2024	1,840,777	16.54

As of March 31, 2024, there was $24.6 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 3.0 years and will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to four years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until vested. The RSUs do not have any voting or dividend rights prior to the issuance of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period using the straight-line method. For the three months ended March 31, 2024 and 2023, the Company recorded expenses of $3.4 million and $2.9 million, respectively, related to RSU awards granted under all plans.

As of March 31, 2024, there was $26.1 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 3.0 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
	Total RSUs	Value of RSUs
	Issued	Issued(1)
		(in thousands)
RSUs outstanding at December 31, 2023	920,376
RSUs granted	274,862	$12,831
RSUs forfeited	(1,752)
RSUs vested(2)	(355,387)
RSUs outstanding at March 31, 2024	838,099
(1)	The total fair market value is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 143,277 shares of common stock were surrendered to fulfil tax withholding obligations.

Share-based Compensation Expense

The Company recorded share-based compensation expense, which is included in the Company’s condensed consolidated statement of operations as follows:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Cost of revenues	$2,125	$1,706
Operating expenses:
Selling, distribution, and marketing	260	209
General and administrative	3,876	3,357
Research and development	1,099	839
Total share-based compensation	$7,360	$6,111

Note 17. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the three months ended March 31, 2024 and 2023, were approximately $0.8 million and $0.6 million, respectively.

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

The liability under the plan is based on a discount rate of 3.25% as of March 31, 2024 and December 31, 2023. The liability is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.6 million at March 31, 2024 and December 31, 2023. The Company recorded an immaterial amount of expense under the plan for each of the three months ended March 31, 2024 and 2023.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-qualified Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan obligations are payable upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants began contributing to the plan in January 2020. The plan assets were valued at approximately $7.8 million and $6.8 million as of March 31, 2024 and December 31, 2023, respectively. The plan liabilities were valued at approximately $8.1 million and $7.1 million as of March 31, 2024 and December 31, 2023, respectively. The plan assets and liabilities are included in other long-term assets and other long-term liabilities, respectively, on the Company’s condensed consolidated balance sheets.

Note 18. Commitments and Contingencies

Purchase Commitments

As of March 31, 2024, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $68.5 million.

Note 19. Related Party Transactions

Investment in Hanxin

The Company has an 11.5% ownership in Hanxin that is accounted for as an equity method investment. The Company maintains a seat on Hanxin’s board of directors, and Henry Zhang, the son of Dr. Jack Zhang is an equity holder, the general manager, and the chairman of the board of directors of Hanxin. Additionally, Dr. Mary Luo and Dr. Jack Zhang, have an ownership interest in Hanxin through an affiliated entity. As a result, Hanxin is a related party.

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

During the three months ended March 31, 2024, the Company recognized $0.3 million of revenue from manufacturing services provided to Hanxin. During the three months ended March 31, 2023, the Company recognized an immaterial amount of revenue from manufacturing services provided to Hanxin. As of March 31, 2024, the Company had $0.3 million of receivables from Hanxin.

Contract Research Agreement with Hanxin

In July 2022, the Company entered into a three-year contract research agreement with Hanxin, a related party, whereby Hanxin will develop Recombinant Human Insulin Research Cell Banks, or RCBs, for the Company and license the RCBs to the Company subject to a fully paid, exclusive, perpetual, transferable, sub-licensable worldwide license. The RCBs will be used by the Company to make Master Cell Banks for one of its product candidates. Per the terms of the agreement with Hanxin, all title to the RCBs developed, prepared and produced by Hanxin in conducting research and

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

development will belong to the Company. The Company will also own any confidential and proprietary information, technology regarding development and manufacturing of the RCBs. This will include engineering, scientific and practical information and formula, research data, design, and procedures and others to develop and manufacture the RCBs, in use or developed by Hanxin. The total cost of the agreement to the Company shall not exceed approximately $2.2 million, with payments adjusted based on the then current exchange rates. Any additional work or changes to the scope of work requested by the Company will be charged by Hanxin to the Company on a cost-plus basis, plus any applicable taxes.

In March 2023, the Company amended the agreement with Hanxin, whereby Hanxin will perform scale-up manufacturing process development using the RCBs for the Company. Per the terms of the amended agreement the Company will own any confidential and proprietary information and technology produced during the scale-up manufacturing. This will include engineering, scientific and practical information and formula, research data design and procedures and others to develop and manufacture the RCBs. The amendment agreement will remain in full force and effect until July 5, 2025. The total cost of the amended agreement to the Company shall not exceed approximately $0.5 million in additional payments beyond the $2.2 million in payments under the contract research agreement, with payments adjusted based on actual currency exchange rates. Any additional work or changes to the scope of work requested by the Company will be charged by Hanxin to the Company on a cost-plus basis, plus any applicable taxes.

During the three months ended March 31, 2024 and 2023, the Company paid $0.2 million and $0.6 million, respectively, under this amended agreement and has accrued an immaterial amount payable to Hanxin as of March 31, 2024 and December 31, 2023.

Supply Agreement with Letop

In November 2022, ANP, entered into a supply agreement with Nanjing Letop Biotechnology Co., Ltd., or Letop, which is considered a related-party due to an ownership stake by Henry Zhang. Under the terms of the supply agreement Letop will manufacture and deliver chemical intermediates to ANP on a cost-plus basis. The agreement is effective for three years and the total cost of the agreement shall not exceed approximately $1.5 million, with payments adjusted based on the then current exchange rates.

During the three months ended March 31, 2024, ANP did not make any payments under this agreement. During the three months ended March 31, 2023, ANP paid $0.7 million under this agreement. As of March 31, 2024 and December 31, 2023, the Company did not have any amounts payable to Letop.

Note 20.   Litigation

The Company is subject to various claims, arbitrations, investigations, and lawsuits from time to time arising in the ordinary course of business. In addition, third parties may, from time to time, assert claims against the Company in the forms of letters and other communications.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Condensed Consolidated Financial Statements” and the related notes thereto included in this Quarterly Report on Form 10-Q, or Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under the “Special Note About Forward-Looking Statements,” above and described in greater detail elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2023, particularly in Item 1A. “Risk Factors”.

Overview

We are a bio-pharmaceutical company focusing primarily on developing, manufacturing, marketing and selling technically challenging generic and proprietary injectable, inhalation, and intranasal products, as well as insulin API products. We currently manufacture and sell over 25 products.

Our largest products by net revenues currently include BAQSIMI®, Primatene MIST®, glucagon, epinephrine, lidocaine, enoxaparin sodium, and phytonadione. In March 2023, the FDA approved our naloxone hydrochloride nasal spray 4mg, REXTOVYTM, which we recently launched.

We are currently developing a portfolio of generic abbreviated new drug applications, or ANDAs, biosimilar insulin product candidates and proprietary product candidates, which are in various stages of development and target a variety of indications. Four of the ANDAs are currently on file with the FDA.

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

Macroeconomic Trends and Uncertainties

Recent uncertain macroeconomic conditions and worldwide events, including extended periods of heightened inflation, rising interest rates and instability in the financial systems, ongoing geopolitical conflicts such as the Russia-Ukraine and Middle East conflicts, as well as rising healthcare costs continue to pose challenges to our business.

See the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, for further discussion of the potential adverse impact of unfavorable global and geopolitical economic conditions on our business, results of operations and financial conditions.

Recent Developments

BAQSIMI® Acquisition

In connection with the acquisition of BAQSIMI® in June 2023, we entered into a Transition Service Agreement, or the TSA with Lilly pursuant to which Lilly agreed, for a period of time not to exceed 18 months to provide certain services to us to support the transition of the BAQSIMI® operations, including with respect to the conduct of certain clinical, regulatory, medical affairs, and commercial sales channel activities. Revenues from the sales of BAQSIMI® under the TSA with Lilly during the three months ended March 31, 2024, were recognized on a net basis similar to a royalty arrangement. The impact of this revenue recognition method resulted in lower reported revenues relative to the revenue that would have been reported had we recognized gross revenues from sales of BAQSIMI®.

During the first quarter of 2024, we assumed distribution responsibilities from Lilly to our customers in the United States, which comprises approximately 80% of BAQSIMI® worldwide revenues, as well as certain countries in Europe. As a result, for a portion of the quarter ended March 31, 2024, we started recognizing gross revenues and cost of revenues from the sales of BAQSIMI® in these countries, which is classified as product revenue, net and cost of revenue, respectively on the condensed consolidated statement of operations. The assumption of distribution in countries outside the United States will occur on a country-by-country basis once the marketing authorizations for each territory have been transferred to us, we have set up distribution agreements, and we have obtained sufficient inventory.

For more information regarding our acquisition of BAQSIMI®, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 3. BAQSIMI® Acquisition.”

Business Segments

As of March 31, 2024, our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) Active Pharmaceutical Ingredient, or API, products. The finished pharmaceutical products segment manufactures, markets and distributes BAQSIMI®, Primatene MIST®, epinephrine, glucagon, phytonadione, lidocaine, enoxaparin, naloxone, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes Recombinant Human Insulin, or RHI API, and porcine insulin API for external customers and internal product development. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 6. Segment Reporting.”

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net revenues

	Three Months Ended
	March 31,		Change
	2024	2023	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$155,937	$136,010	$19,927	15%
API	1,692	4,012	(2,320)	(58)%
Total product revenues, net	157,629	140,022	17,607	13%
Other revenues	14,207	—	14,207	N/A
Total net revenues	$171,836	$140,022	$31,814	23%
Cost of revenues
Finished pharmaceutical products	$74,002	$59,834	$14,168	24%
API	7,734	6,348	1,386	22%
Total cost of revenues	$81,736	$66,182	$15,554	24%
Gross profit	$90,100	$73,840	$16,260	22%
as % of net revenues	52%	53%

The increase in net revenues of the finished pharmaceutical products for the three months ended March 31, 2024, was due to the following changes:

	Three Months Ended
	March 31,		Change
	2024	2023	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
Glucagon	$28,535	$25,696	$2,839	11%
Epinephrine	26,110	20,091	6,019	30%
Primatene MIST®	24,166	23,483	683	3%
BAQSIMI®	13,843	—	13,843	N/A
Lidocaine	12,773	13,646	(873)	(6)%
Phytonadione	9,973	7,713	2,260	29%
Enoxaparin	7,096	9,867	(2,771)	(28)%
Naloxone	4,287	4,957	(670)	(14)%
Other finished pharmaceutical products	29,154	30,557	(1,403)	(5)%
Total finished pharmaceutical products net revenues	$155,937	$136,010	$19,927	15%

Product Revenues, net

In the first quarter of 2024, we assumed distribution responsibilities for BAQSIMI® from Lilly to our customers in the United States, and certain countries in Europe. As a result, a portion of our first quarter BAQSIMI® revenues of $13.8 million are recognized similar to other products.

For more information, see “Part I – Item 1. Financial Statements – Notes to the Condensed Consolidated Financial Statements – Note 4. Revenue Recognition.”

The increase in sales of glucagon was due to a growth in unit volumes, impacting sales by $1.8 million, as well as a higher average selling price impacting sales by $1.1 million, as we launched glucagon in Canada. The increase in sales of epinephrine and phytonadione was primarily due to an increase in unit volumes, as a result of an increase in demand caused by other supplier shortages. Primatene MIST® sales increased primarily due to an increase in unit volumes and a higher average selling price. The decrease in the sales of lidocaine is primarily due to lower unit volumes, as a result of other suppliers returning to their historical distribution levels. The decrease in sales of enoxaparin and naloxone was primarily due to a decrease in unit volumes. The decrease in other finished pharmaceutical products was primarily due to lower unit sales of MPA as our API supplier discontinued making the active ingredient. This decrease was partially offset by higher unit volumes of dextrose and sodium bicarbonate due to an increase in demand caused by other supplier shortages during the quarter, as well as the launch of regadenoson in April 2023.

We anticipate that sales of naloxone and enoxaparin will continue to fluctuate in the future due to competitive dynamics. We also anticipate that sales of epinephrine and other finished pharmaceutical products will continue to fluctuate depending on the ability of our competitors to supply market demands. Sales of medroxyprogesterone were essentially halted as of August 2023, as our API supplier discontinued manufacturing this product. During the fourth quarter of 2023, we qualified our subsidiary, ANP, to manufacture this API. Sales of medroxyprogesterone totaled $0.2 million in the three months ended March 31, 2024, compared to $5.4 million in the three months ended March 31, 2023. We plan to relaunch the product during the second half of 2024.

Sales of API primarily depend on the timing of customer purchases, and will be lower because MannKind, our largest RHI customer, is in the process of qualifying our upgraded Recombinant Human Insulin, or RHI, which uses our internally produced inclusion bodies made at AFP. Until they complete this process, we anticipate sales will be at levels lower than historical ones.

Other Revenues

Other revenues include the portion of BAQSIMI® sales made by Lilly on our behalf under the TSA which amounted to $14.2 million during the three months ended March 31, 2024, based on total BAQSIMI® sales of $24.6 million as reported to us by Lilly, which was recognized on a net basis similar to a royalty arrangement.

Backlog

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. However, as of March 31, 2024, we experienced a backlog of approximately $6.8 million for various products, primarily as a result of competitor shortages and supplier constraints. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross Margins

The decrease in gross margins during the three months ended March 31, 2024, is primarily due to an increase in depreciation and amortization expenses related to the acquired BAQSIMI® assets, an increase in labor costs and certain component costs, as well as charges included in cost of revenues to adjust our inventory and related purchase commitments to their net realizable value. This was partially offset by the increase in sales of glucagon, Primatene MIST®, and epinephrine, which are higher-margin products, the sales of regadenoson, which we launched in April 2023, as well as the sales of BAQSIMI® into the United States and certain countries in Europe as we assumed distribution responsibilities from Lilly in the first quarter of 2024. Additionally, as a result of the TSA with Lilly, revenues relating to BAQSIMI® sold by Lilly are reported on a net basis similar to a royalty arrangement with no amount reported as cost of revenues.

We are experiencing increased costs for labor and certain APIs and purchased components. However, we believe that this trend will be offset by increased sales of our higher-margin products, including BAQSIMI®, glucagon, vasopressin, ganirelix, regadenoson and new products we anticipate launching in 2024.

Selling, distribution and marketing, and general and administrative

	Three Months Ended
	March 31,		Change
	2024	2023	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$9,371	$7,109	$2,262	32%
General and administrative	$15,676	$13,483	$2,193	16%

The increase in selling, distribution and marketing expenses was primarily due to expenses related to the expansion of our sales and marketing efforts related to BAQSIMI®. The increase in general and administrative expense was primarily due to an increase in salary and personnel-related expenses and expenses related to BAQSIMI®.

We expect that selling, distribution and marketing expenses will continue to increase due to the increase in marketing expenditures for BAQSIMI® and Primatene MIST®. Legal fees may fluctuate from period to period due to the timing of patent challenges and other litigation matters.

Research and development

	Three Months Ended
	March 31,		Change
	2024	2023	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$7,849	$7,728	$121	2%
Clinical trials	203	1,274	(1,071)	(84)%
FDA fees	1,033	25	1,008	4,032%
Materials and supplies	2,974	6,157	(3,183)	(52)%
Depreciation	2,810	2,442	368	15%
Other expenses	2,174	2,189	(15)	(1)%
Total research and development expenses	$17,043	$19,815	$(2,772)	(14)%

The decrease in research and development expenses is primarily due to a decrease in clinical trial expense, as well as a decrease in materials and supply expense, as a result of a ramp-up of expenses in 2023 for our insulin and inhalation pipeline products.

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

Non-operating income (expenses), net

	Three Months Ended
	March 31,		Change
	2024	2023	Dollars	%

	(in thousands)
Non-operating income (expenses)
Interest income	$2,556	$924	$1,632	NM
Interest expense	(8,611)	(398)	(8,213)	NM
Other income (expenses), net	5,921	(390)	6,311	NM
Total non-operating income (expenses), net	$(134)	$136	$(270)	NM

The change in non-operating income (expenses), net is primarily a result of:

●	An increase in interest income resulting from an increase in cash and investments.

●	An increase in interest expense resulting from the Term Loan used to finance the acquisition of BAQSIMI®, as well as the 2029 Convertible Notes. For more information regarding our debt, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 14. Debt.”

●	A change to Other income (expenses), net primarily as a result of foreign currency fluctuation, as well as mark-to-market adjustments relating to our interest rate swap contracts during the three months ended March 31, 2024.

Income tax provision

	Three Months Ended
	March 31,		Change
	2024	2023	Dollars	%

	(in thousands)
Income tax provision	$4,126	$6,752	$(2,626)	(39)%
Effective tax rate	9%	20%

Our effective tax rate for the three months ended March 31, 2024 decreased in comparison to the three months ended March 31, 2023, primarily due to timing of discrete tax items. For more information regarding our income taxes, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 15. Income Taxes.”

Beginning in 2024, many countries are implementing some or all of the Organisation for Economic Co-operation and Development’s Inclusive Framework on Base Erosion and Profit Shifting Two-Pillar in response to tax challenges arising from the digitalization of the global economy. While we continue to evaluate those countries’ implementations, we do not expect those implementations to have a material impact on our consolidated financial statements in 2024.

Liquidity and Capital Resources

Cash Requirements and Sources

We need capital resources to maintain and expand our business. We expect our cash requirements to increase significantly in the foreseeable future as we sponsor clinical trials for, seek regulatory approvals of, and develop, manufacture and market our current development stage product candidates and pursue strategic acquisitions of businesses or assets. Our future capital expenditures include projects to upgrade, expand, and improve our manufacturing facilities in the United States and China, including a significant increase in capital expenditures over the next few years. We plan to fund this facility expansion primarily with cash flows from operations. Our cash obligations include the principal and interest payments due on our existing loans and lease payments, as described below and throughout this Quarterly Report.

As of March 31, 2024, our foreign subsidiaries collectively held $11.2 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

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

Working capital increased $35.7 million to $299.9 million at March 31, 2024, compared to $264.2 million at December 31, 2023.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$55,291	$40,382
Investing activities	15,237	(6,333)
Financing activities	(13,579)	(13,548)
Effect of exchange rate changes on cash	(97)	16
Net increase in cash, cash equivalents, and restricted cash	$56,852	$20,517

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $55.3 million for the three months ended March 31, 2024, which included net income of $43.2 million. Non-cash items comprised primarily of $16.1 million of depreciation and amortization, which includes $6.8 million related to deprecation of property, plant and equipment, $6.2 million related to amortization of product rights, trademarks and patents, $2.1 million related to amortization of discounts, premiums, and debt issuance costs. Additionally, non-cash items included share-based compensation expense of $7.4 million.

Additionally, for the three months ended March 31, 2024, there was a net cash outflow from changes in operating assets and liabilities of $7.3 million, which resulted from an increase in accounts receivables and an increase in inventories, which was partially offset by an increase in accounts payable and accrued liabilities. Accounts payable and accrued liabilities increased primarily due to the increase in accrued customer fees and rebates associated with BAQSIMI® sales. The increase in accounts receivables was primarily due to the increase in sales, as well as the timing of payment from Lilly for BAQSIMI® revenues during the quarter, which was received subsequent to the quarter end.

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

Investing Activities

Net cash provided by investing activities was $15.2 million for the three months ended March 31, 2024, primarily as a result of a net cash inflow of $25.0 million from sales and purchases of investments during the quarter. This was partially offset by $8.8 million in purchases of property, plant, and equipment, which included $3.7 million incurred in the United States, $0.4 million in France, and $4.7 million in China.

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

Financing Activities

Net cash used in financing activities was $13.6 million for the three months ended March 31, 2024, primarily as a result of $17.3 million used to settle share-based compensation awards under our equity plan and for tax payments related to the net share settlement of options exercised. This was partially offset by $4.1 million of net proceeds from borrowings on our line of credit.

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

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies as compared to the critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

From February 20 through March 1, 2024, our Amphastar facility in Rancho Cucamonga, California was subject to pre-approval and cGMP inspection by the FDA. The inspection included a review of compliance with FDA regulations to support one of our pending applications as well as to compliance with Good Manufacturing Practices. The inspection resulted in several observations on Form 483. We responded to those observations. We believe that our response to the observations will satisfy the requirements of the FDA and that no significant further actions will be necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Except for the broad, ongoing macroeconomic challenges facing the global economy and financial markets, there have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2023. We are exposed to market risk in the ordinary course of business. Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings. We are exposed to market risk for changes in the market values of our investments (Investment Risk), the impact of interest rate changes (Interest Rate Risk), and the impact of foreign currency exchange changes (Foreign Currency Exchange Risk).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock.

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
January 1 – January 31, 2024	—	$—	—	—
February 1 – February 29, 2024	—	—	—	—
March 1 – March 31, 2024	—	—	—	—
(1)	On August 28, 2023, we announced that our Board of Directors authorized an increase of $50.0 million to our share buyback program. As of March 31, 2024, $35.5 million remained available for repurchase under such program. The share buyback program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following officer, as defined in Rule 16a-1(f), adopted a Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, as follows:

On March 14, 2024, William J. Peters, our Chief Financial Officer, Executive Vice President of Finance, and Treasurer, President of International Medication Systems, Limited, and Director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 95,738 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 31, 2025, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1*

Syndicated Loan Agreement dated January 17, 2024, by and between Amphastar Nanjing Pharmaceuticals, Co., Ltd. and Industrial and Commercial Bank of China Limited in the original sum of approximately $40,000,000.

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

Date: May 10, 2024

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 10, 2024