Form 10-Q
period 2024-06-30
Amphastar Pharmaceuticals, Inc.
filed 2024-08-09
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

The number of shares outstanding of the registrant’s only class of common stock as of August 2, 2024 was 48,675,822.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

Special Note About Forward-Looking Statements

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements relate to future events or future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the sales and marketing of our products;
●	our expectations regarding our newly acquired product, BAQSIMI®, including with respect to our ability to increase our revenues and derive certain benefits as a result of our acquisition of BAQSIMI®;
●	our ability to successfully acquire and integrate assets, including our ability to integrate BAQSIMI®;
●	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;
●	our business and operations in general, including: adverse impacts of the Russia-Ukraine and Middle East conflicts and challenging macroeconomic conditions on our business, financial condition, operations, cash flows and liquidity;
●	our ability to attract, hire, and retain highly skilled personnel;
●	interruptions to our manufacturing and production as a result of natural catastrophic events or other causes beyond our control such as power disruptions, pandemics, wars, terrorist attacks or other events;
●	global, national and local economic and market conditions, specifically with respect to geopolitical uncertainty, including the Russia-Ukraine and Middle East conflicts, inflation and high interest rates;
●	the timing and likelihood of U.S. Food and Drug Administration, or FDA, approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;
●	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;
●	cost and delays resulting from the extensive pharmaceutical regulations to which we are subject;
●	our ability to compete in the development and marketing of our products and product candidates;
●	our expectations regarding the business of our Chinese subsidiary, Amphastar Nanjing Pharmaceuticals, Ltd., or ANP;
●	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;
●	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our active pharmaceutical ingredient, or API, customers;
●	the effects of reforms in healthcare regulations and reductions in pharmaceutical pricing, reimbursement and coverage;
●	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;
●	the amount of price concessions or exclusion of suppliers adversely affecting our business;
●	variations in intellectual property laws, our ability to establish and maintain intellectual property protection for our products and our ability to successfully defend our intellectual property in cases of alleged infringement;
●	the implementation of our business strategies, product development strategies and technology utilization;
●	the potential for exposure to product liability claims;
●	our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions, divestitures or investments, including the anticipated benefits of such acquisitions, divestitures or investments;
●	our ability to expand internationally;
●	economic and industry trends and trend analysis;
●	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
●	the impact of trade tariffs, export or import restrictions, or other trade barriers;
●	the impact of Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate including the potential for drug price controls;
●	the impact of global and domestic tax reforms;
●	the timing for completion and the validation of the new construction at our ANP and Amphastar facilities;
●	the timing and extent of share buybacks; and
●	our financial performance expectations, including our expectations regarding our backlog, revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$189,619	$144,296
Restricted cash	235	235
Short-term investments	28,156	112,510
Restricted short-term investments	2,200	2,200
Accounts receivable, net	131,412	114,943
Inventories	122,411	105,833
Income tax refunds and deposits	667	526
Prepaid expenses and other assets	7,945	9,057
Total current assets	482,645	489,600

Property, plant, and equipment, net	287,999	282,746
Finance lease right-of-use assets	469	564
Operating lease right-of-use assets	32,104	32,333
Investment in unconsolidated affiliate	—	527
Goodwill and intangible assets, net	600,849	613,295
Long-term investments	9,944	14,685
Other assets	24,260	25,910
Deferred tax assets	53,252	53,252
Total assets	$1,491,522	$1,512,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$131,212	$93,366
Accrued payments for BAQSIMI® (see Note 3)	—	126,090
Income taxes payable	1,514	1,609
Current portion of long-term debt	249	436
Current portion of operating lease liabilities	3,996	3,906
Total current liabilities	136,971	225,407

Long-term reserve for income tax liabilities	6,066	6,066
Long-term debt, net of current portion and unamortized debt issuance costs	586,853	589,579
Long-term operating lease liabilities, net of current portion	29,483	29,721
Other long-term liabilities	18,803	22,718
Total liabilities	778,176	873,491
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 60,482,455 and 48,962,414 shares issued and outstanding, respectively, as of June 30, 2024 and 59,390,194 and 48,068,881 shares issued and outstanding, respectively, as of December 31, 2023	6	6
Additional paid-in capital	487,571	486,056
Retained earnings	490,394	409,268
Accumulated other comprehensive loss	(8,826)	(8,478)
Treasury stock	(255,799)	(247,431)
Total equity	713,346	639,421
Total liabilities and stockholders’ equity	$1,491,522	$1,512,912

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net revenues:
Product revenues, net	$179,388	$145,712	$337,017	$285,734
Other revenues	3,006	—	17,213	—
Total net revenues	182,394	145,712	354,230	285,734

Cost of revenues	87,228	72,974	168,964	139,156
Gross profit	95,166	72,738	185,266	146,578

Operating expenses:
Selling, distribution, and marketing	9,012	6,718	18,383	13,827
General and administrative	13,285	12,281	28,961	25,764
Research and development	17,652	16,843	34,695	36,658
Total operating expenses	39,949	35,842	82,039	76,249

Income from operations	55,217	36,896	103,227	70,329

Non-operating income (expenses):
Interest income	3,337	1,030	5,893	1,954
Interest expense	(8,609)	(3,602)	(17,220)	(4,000)
Other income (expenses), net	298	(1,516)	6,219	(1,906)
Total non-operating income (expenses), net	(4,974)	(4,088)	(5,108)	(3,952)

Income before income taxes	50,243	32,808	98,119	66,377
Income tax provision	12,294	6,383	16,420	13,135
Income before equity in losses of unconsolidated affiliate	37,949	26,425	81,699	53,242

Equity in losses of unconsolidated affiliate	—	(301)	(573)	(1,086)

Net income	$37,949	$26,124	$81,126	$52,156

Net income per share:
Basic	$0.77	$0.54	$1.67	$1.08

Diluted	$0.73	$0.49	$1.54	$0.99

Weighted-average shares used to compute net income per share:
Basic	48,907	48,404	48,560	48,202

Diluted	52,046	53,102	52,530	52,536

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$37,949	$26,124	$81,126	$52,156

Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	(57)	(56)	(348)	300
Total other comprehensive income (loss)	(57)	(56)	(348)	300

Total comprehensive income	$37,892	$26,068	$80,778	$52,456

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Shares	Amount	Total
Balance as of December 31, 2023	59,390,194	$6	$486,056	$409,268	$(8,478)	(11,321,313)	$(247,431)	$639,421
Net income	—	—	—	43,177	—	—	—	43,177
Other comprehensive loss	—	—	—	—	(291)	—	—	(291)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(33)	—	—	2,197	33	—
Issuance of common stock in connection with the Company's equity plans	770,265	—	(17,311)	—	—	—	—	(17,311)
Share-based compensation expense	—	—	7,360	—	—	—	—	7,360
Balance as of March 31, 2024	60,160,459	$6	$476,072	$452,445	$(8,769)	(11,319,116)	$(247,398)	$672,356
Net income	—	—	—	37,949	—	—	—	37,949
Other comprehensive loss	—	—	—	—	(57)	—	—	(57)
Purchase of treasury stock	—	—	—	—	—	(207,288)	(8,498)	(8,498)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(97)	—	—	6,363	97	—
Issuance of common stock in connection with the Company's equity plans	321,996	—	5,816	—	—	—	—	5,816
Share-based compensation expense	—	—	5,780	—	—	—	—	5,780
Balance as of June 30, 2024	60,482,455	$6	$487,571	$490,394	$(8,826)	(11,520,041)	$(255,799)	$713,346

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Shares	Amount	Total
Balance as of December 31, 2022	58,110,231	$6	$455,077	$271,723	$(8,624)	(9,998,162)	$(189,524)	$528,658
Net income	—	—	—	26,032	—	—	—	26,032
Other comprehensive income	—	—	—	—	356	—	—	356
Purchase of treasury stock	—	—	—	—	—	(263,131)	(8,015)	(8,015)
Issuance of common stock in connection with the Company's equity plans	330,300	—	(4,565)	—	—	—	—	(4,565)
Share-based compensation expense	—	—	6,111	—	—	—	—	6,111
Balance as of March 31, 2023	58,440,531	$6	$456,623	$297,755	$(8,268)	(10,261,293)	$(197,539)	$548,577
Net income	—	—	—	26,124	—	—	—	26,124
Other comprehensive loss	—	—	—	—	(56)	—	—	(56)
Purchase of treasury stock	—	—	—	—	—	(3,585)	(129)	(129)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(231)	—	—	15,207	231	—
Issuance of common stock in connection with the Company's equity plans	627,946	—	9,853	—	—	—	—	9,853
Share-based compensation expense	—	—	4,865	—	—	—	—	4,865
Balance as of June 30, 2023	59,068,477	$6	$471,110	$323,880	$(8,324)	(10,249,671)	$(197,437)	$589,235

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$81,126	$52,156
Reconciliation to net cash provided by operating activities:
Loss on disposal of assets	108	7
Impairment of long-lived assets	—	2,700
Loss (gain) on interest rate swaps and foreign currency transactions, net	(4,589)	2,434
Depreciation of property, plant, and equipment	13,771	12,121
Amortization of product rights, trademarks, and patents	12,360	471
Operating lease right-of-use asset amortization	1,977	1,825
Amortization of discounts, premiums, and debt issuance costs	4,564	3,249
Equity in losses of unconsolidated affiliate	573	1,086
Share-based compensation expense	13,140	10,976
Changes in operating assets and liabilities:
Accounts receivable, net	(16,522)	(10,533)
Inventories	(17,020)	(767)
Prepaid expenses and other assets	241	740
Income tax refunds, deposits, and payable, net	(234)	11,967
Operating lease liabilities	(1,898)	(1,750)
Accounts payable and accrued liabilities	36,803	8,623
Net cash provided by operating activities	124,400	95,305

Cash Flows From Investing Activities:
BAQSIMI® acquisition (See Note 3)	(129,000)	(500,829)
Purchases and construction of property, plant, and equipment	(14,837)	(18,531)
Purchase of investments	(22,507)	(19,774)
Maturity of investments	113,274	25,151
Deposits and other assets	(1,596)	(932)
Net cash used in investing activities	(54,666)	(514,915)

Cash Flows From Financing Activities:
Proceeds from equity plans, net of withholding tax payments	(11,496)	5,288
Purchase of treasury stock	(8,498)	(8,143)
Debt issuance costs	(251)	(14,150)
Proceeds from borrowing under lines of credit	4,057	—
Proceeds from issuance of long-term debt	—	500,000
Principal payments on long-term debt	(8,107)	(68,432)
Net cash provided by (used in) financing activities	(24,295)	414,563

Effect of exchange rate changes on cash	(116)	(6)

Net increase (decrease) in cash, cash equivalents, and restricted cash	45,323	(5,053)

Cash, cash equivalents, and restricted cash at beginning of period	144,531	156,333

Cash, cash equivalents, and restricted cash at end of period	$189,854	$151,280

Noncash Investing and Financing Activities:
Deferred payment for BAQSIMI® acquisition	$—	$127,276
Capital expenditures included in accounts payable	$6,730	$3,681
Operating lease right-of-use assets in exchange for operating lease liabilities	$1,748	$2,598

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$13,860	$2,772
Income taxes paid	$16,932	$1,322

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2023 and the notes thereto as filed with the Securities and Exchange Commission, or SEC, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted from the accompanying condensed consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from the audited financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position, results of operations, comprehensive income, stockholders’ equity, and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The Company’s results of operations, comprehensive income and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.

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

Investment in Unconsolidated Affiliate

The Company applies the equity method of accounting for investments when it has significant influence, but not controlling interest in the investee. The Company’s proportionate share of the earnings or losses resulting from these investments is reported as “Equity in losses of unconsolidated affiliate” in the accompanying condensed consolidated statements of operations. Investments accounted for using the equity method may be reported on a lag of up to three months if financial statements of the investee are not available in sufficient time for the investor to apply the equity method as of the current reporting date.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying value of equity method investments is reported as “Investment in unconsolidated affiliate” in the accompanying condensed consolidated balance sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s earnings or losses and dividends paid, if any.

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

The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature were a $0.3 million loss and a $1.0 million loss for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023, the unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature were a $0.1 million loss and a $0.5 million gain, respectively.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Advertising Expense

Advertising expenses, primarily associated with Primatene MIST®, are recorded as they are incurred, except for expenses related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented, and are reflected as a component of selling, distribution and marketing in the Company’s condensed consolidated statements of operations. For the three and six months ended June 30, 2024, advertising expenses were $2.6 million and $5.3 million, respectively. For the three and six months ended June 30, 2023, advertising expenses were $2.9 million and $6.2 million, respectively.

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

Investments

Investments as of June 30, 2024 and December 31, 2023 consisted of certificates of deposit and investment grade corporate, agency and municipal bonds with original maturity dates between three and fifteen months.

Restricted Cash

Restricted cash is collateral required for the Company to guarantee certain vendor payments in France. As of June 30, 2024 and December 31, 2023, the restricted cash balance was $0.2 million.

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letters of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months, but less than one year. As of June 30, 2024 and December 31, 2023, the balance of restricted short-term investments was $2.2 million.

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

Convertible Debt

The Company accounts for its convertible debt instruments as a single unit of accounting, a liability, because the Company concluded that the conversion features do not require bifurcation as a derivative under Accounting Standards Codification, or ASC, 815-15, Derivatives and Hedging and the Company did not issue its convertible debt instruments at a substantial premium. The Company records debt issuance costs as contra-liabilities in its condensed consolidated balance sheets at issuance and amortizes them over the contractual term of the convertible debt instrument using the effective interest rate.

In accordance with Accounting Standards Update, or ASU, 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, the Company evaluates convertible debt instruments to determine if the conversion feature is freestanding or embedded. If the conversion feature is embedded, the conversion

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

feature is not bifurcated from the host instrument. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20, “Debt with Conversion and Other Options” for consideration of any beneficial conversion features. If no beneficial conversion features exist that require separate recognition, convertible debt instruments are accounted for as a single liability measured at its amortized cost as long as no other features require separation and recognition as derivatives.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total purchase price was allocated to the acquired assets based on their relative fair values, as follows:

Fair Value
(in thousands)
Property, plant, and equipment	$34,426
BAQSIMI® product rights	591,338
Deferred tax assets	2,341
Total assets acquired	$628,105

The Company amortizes the acquired intangible asset on a straight line basis over its estimated useful life of 24 years (See Note 10 for additional information).

A portion of the consideration for the asset acquisition was a deferred cash payment. The fair value of the deferred cash payment was accreted to its full $129.0 million amount over a one-year period from the date of acquisition through interest expense. During the three and six months ended June 30, 2024, $1.8 million and $3.6 million of interest expense was recognized related to accretion of the deferred cash payments, respectively. The Company made the $129.0 million deferred cash payment in June 2024.

The Company may also be required to pay additional contingent consideration of up to an aggregate of $575.0 million in cash as part of the BAQSIMI® acquisition, based on the achievement of certain net sales milestones. Through June 30, 2024, the Company has not triggered any milestones and therefore no amounts have been recognized or paid.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Generally, revenue is recognized at the time of product delivery to the Company’s customers. In some cases, revenue is recognized at the time of shipment when stipulated by the terms of the sale agreements.

The consideration to which the Company expects to be entitled includes a stated list price, less various forms of variable consideration including provision for chargebacks and rebates, accrual for product returns, prompt pay discounts, distributor fees, patient co-pay assistance, and other related deductions. These deductions to product sales are referred to as gross-to-net deductions and are estimated and recorded in the period in which the related product sales occur. Payment terms offered to customers generally range from 30 to 75 days; however, payment terms differ by jurisdiction, by customer and, in some instances, by type of product. Revenues from product sales, net of gross-to-net deductions, are recorded only to the extent a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with gross-to-net deductions is subsequently resolved. Taxes assessed by governmental authorities and collected from customers are excluded from product sales. If the Company expects, at contract inception, that the period between the transfer of control and corresponding payment from the customer will be one year or less, the amount of consideration is not adjusted for the effects of a financing component. Shipping and handling activities are considered to be fulfillment activities rather than a separate performance obligation and are recorded within selling, distribution and marketing expenses in the accompanying condensed consolidated statements of operations.

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

The provision for chargebacks and rebates is reflected as a component of product revenues, net. The following table is an analysis of the chargeback and rebate provision:

	Six Months Ended
	June 30,
	2024	2023

	(in thousands)
Beginning balance	$27,920	$26,606
Provision for chargebacks and rebates	137,928	143,792
Credits and payments issued to third parties	(113,795)	(141,584)
Ending balance	$52,053	$28,814

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provision for chargebacks and rebates is included in the following balance sheet accounts:

	June 30,	December 31,
	2024	2023

	(in thousands)
Reduction to accounts receivable, net	$22,150	$21,861
Accounts payable and accrued liabilities	29,903	6,059
Total	$52,053	$27,920

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

Service revenues derived from research and development contracts are recognized over time based on progress toward satisfaction of the performance obligation. For each performance obligation satisfied over time, the Company assesses the proper method to be used for revenue recognition, either an input method to measure progress toward the satisfaction of services or an output method of determining the progress of completion of performance obligation. For the three and six months ended June 30, 2024, revenues from research and development services were $1.5 million and $1.9 million, respectively. For the three and six months ended June 30, 2023, revenues from research and development services were $1.2 million and $1.3 million, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other revenues

Revenues related to sales of BAQSIMI®, which was supplied and sold by Lilly under the TSA during the three and six months ended June 30, 2024, or BAQSIMI® NEB, were recorded on a net basis, similar to a royalty arrangement. This includes revenues in the United States and certain countries in Europe for a portion of the period.

Note 5. Net Income per Share

Basic net income per share is calculated based upon the weighted-average number of shares outstanding during the period. Diluted net income per share gives effect to all potentially dilutive shares outstanding during the period, such as stock options, non-vested restricted stock units and shares issuable under the Company’s Employee Stock Purchase Plan, or ESPP, and potential shares of common stock issuable upon conversion of Convertible Notes of the Company, due March 2029, or the 2029 Convertible Notes.

For the three and six months ended June 30, 2024, options to purchase 687,217 and 577,948 shares of stock, respectively, with a weighted-average exercise price of $46.25 and $46.68 per share, respectively, were excluded in the computation of diluted net income per share because their effect would be anti-dilutive. The 2029 Convertible Notes had no impact on the computation of diluted net income per share as the average stock price during the period was less than the conversion price.

For the three and six months ended June 30, 2023, options to purchase 45,464 shares of stock, with a weighted-average exercise price of $46.01 per share, were excluded from the computation of diluted net income per share because their effect would be anti-dilutive.

The following table provides the calculation of basic and diluted net income per share for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands, except per share data)
Basic and dilutive numerator:
Net income	$37,949	$26,124	$81,126	$52,156
Denominator:
Weighted-average shares outstanding — basic	48,907	48,404	48,560	48,202

Net effect of dilutive securities:
Incremental shares from equity awards	3,139	4,698	3,970	4,334
Weighted-average shares outstanding — diluted	52,046	53,102	52,530	52,536
Net income per share — basic	$0.77	$0.54	$1.67	$1.08
Net income per share — diluted	$0.73	$0.49	$1.54	$0.99

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

Selected financial information by reporting segment is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Net revenues:
Finished pharmaceutical products	$178,859	$142,866	$349,003	$278,876
API	3,535	2,846	5,227	6,858
Total net revenues	182,394	145,712	354,230	285,734

Gross profit (loss):
Finished pharmaceutical products	100,636	77,067	196,778	153,243
API	(5,470)	(4,329)	(11,512)	(6,665)
Total gross profit	95,166	72,738	185,266	146,578

Operating expenses	39,949	35,842	82,039	76,249

Income from operations	55,217	36,896	103,227	70,329
Non-operating (expenses) income	(4,974)	(4,088)	(5,108)	(3,952)

Income before income taxes	$50,243	$32,808	$98,119	$66,377

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Finished pharmaceutical products segment net revenues:
Glucagon	$27,373	$27,276	$55,908	$52,972
Epinephrine	27,941	16,714	54,051	36,805
Primatene MIST®	22,856	16,520	47,022	40,003
BAQSIMI®	30,854	—	44,697	—
Lidocaine	12,800	14,006	25,573	27,652
Phytonadione	10,304	17,855	20,277	25,568
Enoxaparin	5,273	7,872	12,369	17,739
Naloxone	3,800	5,102	8,087	10,059
Other finished pharmaceutical products	34,652	37,521	63,806	68,078
Total finished pharmaceutical products net revenues	175,853	142,866	331,790	278,876
BAQSIMI® NEB	3,006	—	17,213	—
Total finished pharmaceutical products segment net revenues	$178,859	$142,866	$349,003	$278,876

The amount of depreciation and amortization expense included in cost of revenues by reporting segment is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Depreciation and amortization expense
Finished pharmaceutical products	$8,673	$2,081	$17,331	$4,527
API	1,003	982	2,007	1,935
Total depreciation and amortization expense	$9,676	$3,063	$19,338	$6,462

Net revenues and carrying values of long-lived assets by geographic regions, based on where the Company conducts its operations are as follows:

	Net Revenues				Long-Lived Assets
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2024	2023	2024	2023	2024	2023

	(in thousands)
United States(1)	$176,420	$143,895	$346,077	$281,853	$755,615	$765,102
China	1,564	1,182	1,967	1,309	95,847	91,913
France	4,410	635	6,186	2,572	35,809	37,647
Total	$182,394	$145,712	$354,230	$285,734	$887,271	$894,662

(1) Includes Other revenues from the sales of BAQSIMI®.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7. Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, Cencora Inc., formally AmerisourceBergen, or Cencora, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. Lilly currently manufactures and sells BAQSIMI® on the Company’s behalf pursuant to the terms of the TSA in certain jurisdictions (See Note 3 for additional information). The Company considers these four customers to be its major customers, as each individually, and these customers collectively, represented a significant percentage of the Company’s net revenue for the three and six months ended June 30, 2024 and 2023, and accounts receivable as of June 30, 2024 and December 31, 2023, respectively. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenues
			Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2024	2023	2024	2023	2024	2023
McKesson	30%	26%	26%	31%	24%	27%
Cencora	23%	16%	20%	21%	20%	22%
Cardinal Health	18%	13%	20%	17%	19%	16%
Lilly	2%	20%	2%	—	5%	—

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

Note 8. Fair Value Measurements

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (an exit price). These standards also establish a hierarchy that prioritizes observable and unobservable inputs used in measuring fair value of an asset or liability, as described below:

●	Level 1 – Inputs to measure fair value are based on quoted prices (unadjusted) in active markets on identical assets or liabilities;

●	Level 2 – Inputs to measure fair value are based on the following: (a) quoted prices in active markets on similar assets or liabilities, (b) quoted prices for identical or similar instruments in inactive markets, or (c) observable (other than quoted prices) or collaborated observable market data used in a pricing model from which the fair value is derived; and

●	Level 3 – Inputs to measure fair value are unobservable and the assets or liabilities have little, if any, market activity; these inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities based on best information available in the circumstances.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2024 and December 31, 2023, cash equivalents include money market accounts and corporate and municipal bonds with original maturities of less than three months. Investments consist of certificates of deposit as well as investment-grade corporate, agency and municipal bonds with original maturity dates between three and fifteen months. The certificates of deposit are carried at amortized cost in the Company’s condensed consolidated balance sheets, which approximates their fair value determined based on Level 2 inputs. The corporate, agency and municipal bonds are classified as held-to-maturity and are carried at amortized cost net of allowance for credit losses. The fair value of such bonds is disclosed in Note 9 and was determined based on Level 2 inputs. The restrictions on restricted cash and investments have an immaterial effect on the fair value of these financial assets.

The fair values of the Company’s financial assets and liabilities measured on a recurring basis as of June 30, 2024 and December 31, 2023, are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Cash equivalents	$165,589	$165,589	$—	$—
Restricted cash	235	235	—	—
Short-term investments	6,171	—	6,171	—
Restricted short-term investments	2,200	—	2,200	—
Interest rate swaps related to variable rate loans	590	—	590	—
Total assets and liabilities measured at fair value as of June 30, 2024	$174,785	$165,824	$8,961	$—

	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Cash equivalents	$116,441	$116,441	$—	$—
Restricted cash	235	235	—	—
Short-term investments	37,142	—	37,142	—
Restricted short-term investments	2,200	—	2,200	—
Interest rate swaps related to variable rate loans	(5,243)	—	(5,243)	—
Total assets and liabilities measured at fair value as of December 31, 2023	$150,775	$116,676	$34,099	$—

The Company does not hold any Level 3 instruments that are measured at fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include investments in unconsolidated affiliates, long-lived assets, goodwill, and intangible assets for which the fair value is determined as part of an impairment test. As of June 30, 2024, and December 31, 2023, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

The Company’s deferred compensation plan assets are valued using the cash surrender value of the life insurance policies and are not included in the table above.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Investments

The following is a summary of the Company’s investments that are classified as held-to-maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Corporate and agency bonds (due within 1 year)	$21,877	$—	$(63)	$21,814
Corporate and agency bonds (due within 1 to 3 years)	9,824	—	(53)	9,771
Total investments as of June 30, 2024	$31,701	$—	$(116)	$31,585

Corporate and agency bonds (due within 1 year)	$73,815	$7	$(21)	$73,801
Corporate and agency bonds (due within 1 to 3 years)	14,621	56	(1)	14,676
Municipal bonds (due within 1 year)	1,081	1	—	1,082
Total investments as of December 31, 2023	$89,517	$64	$(22)	$89,559

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

Note 10. Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights(1)	24	$591,338	$24,639	$566,699
Patents	15	193	89	104
Land-use rights	39	2,540	848	1,692
Subtotal	24	594,071	25,576	568,495
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,129	—	3,129
Subtotal	*	32,354	—	32,354
As of June 30, 2024	*	$626,425	$25,576	$600,849

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights(1)	24	$591,338	$12,319	$579,019
Patents	12	486	376	110
Land-use rights	39	2,540	815	1,725
Subtotal	24	594,364	13,510	580,854
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,216	—	3,216
Subtotal	*	32,441	—	32,441
As of December 31, 2023	*	$626,805	$13,510	$613,295

* Intangible assets with indefinite lives have an indeterminable average life.

(1)	See Note 3.

Goodwill

The changes in the carrying amounts of goodwill are as follows:

	June 30,	December 31,
	2024	2023

	(in thousands)
Beginning balance	$3,216	$3,126
Currency translation	(87)	90
Ending balance	$3,129	$3,216

Note 11. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2024	2023

	(in thousands)
Raw materials and supplies	$56,444	$50,082
Work in process	38,552	30,822
Finished goods	27,415	24,929
Total inventories	$122,411	$105,833

Charges of $3.5 million and $9.2 million were included in the cost of revenues in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2024, respectively, to adjust the Company’s inventory and related firm purchase commitments to its net realizable value. For the three and six months ended June 30, 2023, charges of $8.3 million and $10.2 million were included in the cost of revenues, respectively, to adjust the Company’s inventory and related firm purchase commitments to its net realizable value.

Losses on firm purchase commitments related to raw materials on order as of June 30, 2024 and December 31, 2023 were $3.2 million and $1.0 million, respectively, which are recorded in cost of revenues in the Company’s condensed consolidated statement of operations.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	June 30,	December 31,
	2024	2023

	(in thousands)
Buildings	$169,492	$168,771
Leasehold improvements	42,012	41,686
Land	7,452	7,484
Machinery and equipment	269,352	259,484
Furniture, fixtures, and automobiles	33,712	31,943
Construction in progress	24,161	18,676
Total property, plant, and equipment	546,181	528,044
Less accumulated depreciation	(258,182)	(245,298)
Total property, plant, and equipment, net	$287,999	$282,746

Note 13. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2024	2023

	(in thousands)
Accrued customer fees and rebates	$44,924	$16,702
Accrued payroll and related benefits	26,470	25,203
Accrued product returns, current portion	14,030	12,263
Accrued loss on firm purchase commitments	3,207	918
Other accrued liabilities	10,806	12,842
Total accrued liabilities	99,437	67,928
Accounts payable	31,775	25,438
Total accounts payable and accrued liabilities	$131,212	$93,366

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14. Debt

Debt consists of the following:

	June 30,	December 31,
	2024	2023

	(in thousands)
Convertible Debt

2029 Convertible Notes	$345,000	$345,000

Term Loan

Wells Fargo Term Loan due June 2028	250,000	250,000

Mortgage Loans

Mortgage payable with East West Bank paid off June 2024	—	8,016

Other Loans and Payment Obligations

French government loans due December 2026	158	158

Line of Credit Facilities

Line of credit facility with China Merchant Bank due October 2026	—	—
Wells Fargo Revolving line of credit facility due June 2028	—	—
Line of credit facility with ICBC Bank due November 2033	4,057	—

Equipment under Finance Leases	526	616
Total debt	599,741	603,790
Less current portion of long-term debt	249	436
Less: Loan issuance costs	12,639	13,775
Long-term debt, net of current portion and unamortized debt issuance costs	$586,853	$589,579

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

In connection with the issuance of the 2029 Convertible Notes, the Company incurred approximately $10.8 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees. Unamortized debt issuance costs related to the 2029 Convertible Notes were $9.3 million as of June 30, 2024. The fair value of the 2029 Convertible Notes was approximately $332.5 million as of June 30, 2024 based on level 2 inputs.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In the first half of 2024, the Company borrowed approximately $4.1 million under the credit agreement. The loan bears interest at the prime rate as published by The People’s Bank of China minus 0.2%. Interest payments are due quarterly and repayment of the principal amount is biannual and begins in May 2026. As of June 30, 2024, the Company had $4.1 million outstanding under this loan.

Interest Rate Swap Contract

As of June 30, 2024, the fair value of the loans listed above approximated their carrying amount based on Level 2 inputs. For the Wells Fargo Term Loan, the Company has entered into a fixed interest rate swap contract to exchange the variable interest rates for fixed interest rates. The interest rate swap contract is recorded at fair value in the other assets line in the condensed consolidated balance sheets. Changes in the fair values of interest rate swaps were $0.6 million gain and $5.8 million gain for the three and six months ended June 30, 2024, respectively. Changes in the fair values of interest rate swaps were $1.2 million loss and $2.2 million loss for the three and six months ended June 30, 2023, respectively.

Covenants

At June 30, 2024 and December 31, 2023, the Company was in compliance with all of its debt covenants.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15. Income Taxes

The following table sets forth the Company’s income tax provision for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)

Income before taxes	$50,243	$32,808	$98,119	$66,377
Income tax provision	12,294	6,383	16,420	13,135
Income before equity in losses of unconsolidated affiliate	$37,949	$26,425	$81,699	$53,242
Income tax provision as a percentage of income before income taxes	24.5%	19.5%	16.7%	19.8%

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

Note 16. Stockholders' Equity

Share Buyback Program

Pursuant to the Company’s existing share buyback program, the Company purchased 207,288 shares of its common stock, during the three and six months ended June 30, 2024, for total consideration of $8.5 million. The Company purchased 3,585 and 266,716 shares of its common stock during the three and six months ended June 30, 2023, for total consideration of $0.1 million and $8.1 million, respectively.

In June 2024, the Company’s Board of Directors authorized a $50.0 million increase to the Company’s share buyback program, which is expected to continue for an indefinite period of time. Since the inception of the program, the Company’s Board of Directors have authorized a total of $335.0 million in the share buyback program. The primary goal of the program is to offset dilution created by the Company’s equity compensation programs.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amended and Restated 2015 Equity Incentive Plan

In February 2024, the Board of Directors approved the Company’s amended and restated 2015 Equity Incentive Plan, or the Amended 2015 Plan, which was subsequently approved by the Company’s stockholders, and accordingly, adopted by the Company in June 2024. The Amended 2015 Plan extends the terms of the 2015 Equity Incentive Plan, or the Original 2015 Plan, and makes certain other changes. The term of the Amended 2015 Plan will be extended indefinitely, however, the Company’s ability to grant incentive stock options thereunder will continue through February 2034.

As of June 30, 2024, the Company reserved an aggregate of 7,801,931 shares of common stock for future issuance under the Amended 2015 Plan.

2014 Employee Stock Purchase Plan

As of June 30, 2024, the Company has issued 1,246,323 shares of common stock under the ESPP and 753,677 shares of its common stock remain available for issuance under the ESPP.

In May 2024, the Company issued 54,189 shares at a purchase price of $35.98 per share under the ESPP. For the three and six months ended June 30, 2024, the Company recorded ESPP expense of $0.4 million and $0.7 million, respectively. For the three and six months ended June 30, 2023, the Company recorded ESPP expense of $0.3 million and $0.6 million, respectively.

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

The weighted-averages for key assumptions used in determining the fair value of options granted are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Average volatility	41.1%	40.2%	41.3%	41.4%
Average risk-free interest rate	4.5%	3.8%	4.2%	4.1%
Weighted-average expected life in years	5.7	4.9	6.2	6.2
Dividend yield rate	—%	—%	—%	—%

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of option activity under all plans for the six months ended June 30, 2024, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2023	7,762,298	$19.70
Options granted	642,985	46.27
Options exercised	(1,407,539)	13.27
Options forfeited	(11,638)	33.45
Options expired	—	—
Outstanding as of June 30, 2024	6,986,106	$23.42	5.30	$120,120
Exercisable as of June 30, 2024	5,158,550	18.92	4.16	$109,036
Vested and expected to vest as of June 30, 2024	6,801,230	23.00	5.21	$119,370
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s stock for those awards that have an exercise price below the estimated fair value at June 30, 2024.

For the three and six months ended June 30, 2024, the Company recorded expense of $2.6 million and $6.3 million, respectively, related to stock options granted under all plans. For the three and six months ended June 30, 2023, the Company recorded expense of $2.3 million and $5.3 million, respectively, related to stock options granted under all plans.

Information relating to option grants and exercises is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands, except per share data)
Weighted-average grant date fair value per share	$19.40	$17.77	$21.89	$16.76
Intrinsic value of options exercised	6,340	16,575	42,163	18,916
Cash received from options exercised	4,001	8,350	5,822	9,738
Total fair value of the options vested during the period	1,041	1,136	9,704	8,720

A summary of the status of the Company’s non-vested options as of June 30, 2024, and changes during the six months ended June 30, 2024, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2023	2,076,355	$12.68
Options granted	642,985	21.89
Options vested	(880,146)	11.02
Options forfeited	(11,638)	15.33
Non-vested as of June 30, 2024	1,827,556	16.70

As of June 30 2024, there was $23.6 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.8 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to four years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until vested. The RSUs do not have any voting or dividend rights prior to the issuance of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period using the straight-line method. For the three and six months ended June 30, 2024, the Company recorded total expenses of $2.7 million and $6.1 million, respectively, related to RSU awards granted under all plans. For the three and six months ended June 30, 2023, the Company recorded expenses of $2.2 million and $5.1 million, respectively, related to RSU awards granted under all plans.

As of June 30, 2024, there was $24.9 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.8 years and will be adjusted for future changes in estimated forfeitures.

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
	Total RSUs	Value of RSUs
	Issued	Issued(1)
		(in thousands)
RSUs outstanding at December 31, 2023	920,376
RSUs granted	303,788	$14,060
RSUs forfeited	(5,270)
RSUs vested(2)	(383,087)
RSUs outstanding at June 30, 2024	835,807
(1)	The total fair market value is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 146,421 shares of common stock were surrendered to fulfil tax withholding obligations.

Share-based Compensation Expense

The Company recorded share-based compensation expense, which is included in the Company’s condensed consolidated statement of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Cost of revenues	$1,325	$1,158	$3,450	$2,864
Operating expenses:
Selling, distribution, and marketing	268	227	528	436
General and administrative	3,653	2,991	7,529	6,348
Research and development	534	489	1,633	1,328
Total share-based compensation	$5,780	$4,865	$13,140	$10,976

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the three and six months ended June 30, 2024 were approximately $0.6 million and $1.4 million, respectively, compared to the prior year expense of $0.6 million and $1.2 million for the three and six months ended June 30, 2023, respectively.

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

The liability under the plan is based on a discount rate of 3.25% as of June 30, 2024 and December 31, 2023. The liability is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.7 million and $2.6 million at June 30, 2024 and December 31, 2023, respectively. The Company recorded an immaterial amount of expense under the plan for each of the three and six months ended June 30, 2024 and 2023.

Non-qualified Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan obligations are payable upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants began contributing to the plan in January 2020. The plan assets were valued at approximately $8.4 million and $6.8 million as of June 30, 2024 and December 31, 2023, respectively. The plan liabilities were valued at approximately $8.8 million and $7.1 million as of June 30, 2024, and December 31, 2023, respectively. The plan assets and liabilities are included in other long-term assets and other long-term liabilities, respectively, on the Company’s condensed consolidated balance sheets.

Note 18. Commitments and Contingencies

Purchase Commitments

As of June 30, 2024, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $91.0 million.

Note 19. Related Party Transactions

Investment in Hanxin

The Company has an 11.5% ownership in Hanxin that is accounted for as an equity method investment. The Company maintains a seat on Hanxin’s board of directors, and Henry Zhang, the son of Dr. Jack Zhang is an equity holder, the

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the three and six months ended June 30, 2024, the Company recognized $0.1 million and $0.4 million, respectively, of revenue from manufacturing services provided to Hanxin. During the three and six months ended June 30, 2023, the Company recognized an immaterial amount of revenue from manufacturing services provided to Hanxin. As of June 30, 2024, the Company had $0.3 million of receivables from Hanxin.

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

During the three months ended June 30, 2024, the Company paid an immaterial amount under the amended agreement and during the six months ended June 30 2024, the Company paid $0.2 million under the amended agreement. During the three and six months ended June 30, 2023, the Company paid $0.4 million and $1.0 million, respectively, under the amended agreement. As of June 30, 2024, the Company did not have any amounts payable to Hanxin.

Supply Agreement with Letop

In November 2022, ANP, entered into a supply agreement with Nanjing Letop Biotechnology Co., Ltd., or Letop, which is considered a related-party due to an ownership stake of Henry Zhang. Under the terms of the supply agreement Letop will manufacture and deliver chemical intermediates to ANP on a cost-plus basis. The agreement is effective for three years and the total cost of the agreement shall not exceed approximately $1.5 million, with payments adjusted based on

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the then current exchange rates.

During the three and six months ended June 30, 2024, ANP did not make any payments under this agreement. During the three months ended June 30, 2023, ANP paid an immaterial amount under this agreement. During the six months ended June 30, 2023, ANP paid $0.7 million, under this agreement. As of June 30, 2024, the Company did not have any amounts payable to Letop.

Note 20. Litigation

Employment Litigation

On June 20, 2024, a former employee (“Plaintiff”) initiated an employment litigation against Amphastar and IMS by filing a complaint having individual and class action claims for alleged violations of the California Labor Code pertaining to wage and hour, and other state laws. This Complaint was filed in the Superior Court of California for the County of Los Angeles. An initial Status Conference is set for October 18, 2024. In the complaint, the Plaintiff is seeking damages and related remedies under California Law, as well as various penalty payments under the California Labor Code. The Company intends to vigorously defend itself against the class action complaint.

Albuterol sulfate Inhalation Aerosol Patent Litigation

On July 25, 2024, Teva Branded Pharmaceutical Products R&D, Inc. (“Teva Branded”), Norton (Waterford) Ltd. (“Norton”), and Teva Pharmaceuticals USA, Inc. (“Teva USA”), collectively referred to as (“Plaintiff”) filed a Complaint in the United States District Court for the District of Delaware against the Company for infringement of U.S. Patent No. 9,463,289 with regard to Amphastar’s ANDA No. 212447 for approval to manufacture and sell generic version of ProAir® HFA (albuterol sulfate) Inhalation Aerosol. The Company intends to vigorously defend this patent lawsuit.

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

To complement our internal growth and expertise, we have made several strategic acquisitions of companies, products and technologies. These acquisitions collectively have strengthened our injectable, inhalation, and intra-nasal product technology infrastructure by providing additional manufacturing, marketing, and research and development capabilities, including the ability to manufacture raw materials, API, and other components for our products.

Macroeconomic Trends and Uncertainties

Recent uncertain macroeconomic conditions and worldwide events, including extended periods of heightened inflation, high interest rates and instability in the financial systems, ongoing geopolitical conflicts such as the Russia-Ukraine and Middle East conflicts, as well as rising healthcare costs continue to pose challenges to our business.

See the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, for further discussion of the potential adverse impact of unfavorable global and geopolitical economic conditions on our business, results of operations and financial conditions.

Recent Developments

Product Approval

In May 2024, the FDA approved our Albuterol Sulfate Inhalation Aerosol, which we plan to launch in the third quarter of 2024.

BAQSIMI® Acquisition

In connection with the acquisition of BAQSIMI® in June 2023, we entered into a Transition Service Agreement, or the TSA with Eli Lilly & Company, or Lilly, pursuant to which Lilly agreed, for a period of time not to exceed 18 months to provide certain services to us to support the transition of the BAQSIMI® operations, including with respect to the conduct of certain clinical, regulatory, medical affairs, and commercial sales channel activities. Revenues from the sales of BAQSIMI® under the TSA with Lilly during the transition period were recognized on a net basis, similar to a royalty arrangement. The impact of this revenue recognition method resulted in lower reported revenues relative to the revenue that would have been reported had we recognized gross revenues from sales of BAQSIMI®.

During the first quarter of 2024, we assumed distribution responsibilities from Lilly to our customers in the United States, which comprises approximately 80% of BAQSIMI® worldwide revenues, as well as certain countries in Europe. As a result, we started recognizing gross revenues and cost of revenues from the sales of BAQSIMI® in these countries, which is classified as product revenue, net and cost of revenue, respectively on the condensed consolidated statement of operations. The assumption of distribution in countries outside the United States will occur on a country-by-country basis once the marketing authorizations for each territory have been transferred to us, we have set up distribution agreements, and we have obtained sufficient inventory.

For more information regarding our acquisition of BAQSIMI®, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 3. BAQSIMI® Acquisition.”

Business Segments

As of June 30, 2024, our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) Active Pharmaceutical Ingredient, or API, products. The finished pharmaceutical products segment manufactures, markets and distributes BAQSIMI®, Primatene MIST®, epinephrine, glucagon, phytonadione, lidocaine, enoxaparin, naloxone, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes Recombinant Human Insulin, or RHI API, and porcine insulin API for external customers and internal product development. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 6. Segment Reporting.”

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Net revenues

	Three Months Ended
	June 30,		Change
	2024	2023	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$175,853	$142,866	$32,987	23%
API	3,535	2,846	689	24%
Total product revenues, net	179,388	145,712	33,676	23%
Other revenues	3,006	—	3,006	N/A
Total net revenues	$182,394	$145,712	$36,682	25%
Cost of revenues
Finished pharmaceutical products	$78,223	$65,799	$12,424	19%
API	9,005	7,175	1,830	26%
Total cost of revenues	$87,228	$72,974	$14,254	20%
Gross profit	$95,166	$72,738	$22,428	31%
as % of net revenues	52%	50%

The increase in net revenues of the finished pharmaceutical products for the three months ended June 30, 2024 was due to the following changes:

	Three Months Ended
	June 30,		Change
	2024	2023	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
BAQSIMI®	$30,854	$—	$30,854	N/A
Epinephrine	27,941	16,714	11,227	67%
Glucagon	27,373	27,276	97	0%
Primatene MIST®	22,856	16,520	6,336	38%
Lidocaine	12,800	14,006	(1,206)	(9)%
Phytonadione	10,304	17,855	(7,551)	(42)%
Enoxaparin	5,273	7,872	(2,599)	(33)%
Naloxone	3,800	5,102	(1,302)	(26)%
Other finished pharmaceutical products	34,652	37,521	(2,869)	(8)%
Total finished pharmaceutical products net revenues	$175,853	$142,866	$32,987	23%

Product Revenues, net

In the first quarter of 2024, we assumed distribution responsibilities for BAQSIMI® from Lilly to our customers in the United States, and certain countries in Europe. As a result, $30.9 million of our second quarter BAQSIMI® sales were recognized separate from the cost of revenues, similar to our other products.

For more information, see “Part I – Item 1. Financial Statements – Notes to the Condensed Consolidated Financial Statements – Note 4. Revenue Recognition.”

The increase in sales of epinephrine was primarily due to an increase in unit volumes, as a result of an increase in demand caused by other supplier shortages. Primatene MIST® sales increased primarily due to an increase in unit volumes. The decrease in the sales of lidocaine and phytonadione were primarily due to lower unit volumes, as a result of other suppliers returning to their historical distribution levels. The decrease in sales of enoxaparin and naloxone was primarily due to a decrease in unit volumes. The decrease in other finished pharmaceutical products was primarily due to not having any sales of medroxyprogesterone, or MPA, during the quarter, as our API supplier discontinued making the active ingredient, as well as, lower unit sales of atropine, as a result of other suppliers returning to their historical distribution levels. This decrease was partially offset by higher unit volumes of dextrose and sodium bicarbonate due to an increase in demand caused by other supplier shortages during the quarter.

We anticipate that sales of naloxone and enoxaparin will continue to fluctuate in the future due to competitive dynamics. We also anticipate that sales of epinephrine and other finished pharmaceutical products will continue to fluctuate depending on the ability of our competitors to supply market demands. Sales of medroxyprogesterone were essentially halted as of August 2023, as our API supplier discontinued manufacturing this product. During the fourth quarter of 2023, we qualified our subsidiary, ANP, to manufacture this API. For the three months ended June 30, 2024, we did not have any sales of medroxyprogesterone compared to $4.6 million during the three months ended June 30, 2023. We plan to relaunch the product during the second half of 2024.

Sales of API primarily depend on the timing of customer purchases, and will be lower for the next two years because MannKind, our largest RHI customer, is in the process of qualifying our upgraded RHI, which uses our internally produced inclusion bodies made at AFP. Until they complete this process, we anticipate sales will be at levels lower than historical.

Other Revenues

Other revenues include the portion of BAQSIMI® sales made by Lilly on our behalf under the TSA which amounted to $3.0 million during the three months ended June 30, 2024, based on total BAQSIMI® sales of $7.6 million as reported to us by Lilly, which was recognized on a net basis, similar to a royalty arrangement.

Backlog

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. As of June 30, 2024, we experienced an immaterial amount of backlog for various products, primarily as a result of competitor shortages and supplier constraints. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross margins

The increase in gross margins during the three months ended June 30, 2024, is primarily due to an increase in sales of Primatene MIST® and epinephrine, which are higher-margin products, as well as the sales of BAQSIMI® in the United States and certain European countries, following our assumption of distribution responsibilities from Lilly in the first quarter of 2024. As a result of the TSA with Lilly, the portion of revenues relating to BAQSIMI® sales made by Lilly on our behalf are reported on a net basis, similar to a royalty arrangement with no amount reported as cost of revenues. The increase in gross margins was partially offset by an increase in depreciation and amortization expenses related to the acquired BAQSIMI® assets, an increase in labor costs and certain component costs, as well as charges included in cost of revenues to adjust our inventory and related purchase commitments to their net realizable value.

We are currently experiencing increased costs for labor as well as certain APIs and purchased components. However, we believe that this trend will be offset longer term by increased sales of our higher-margin products, including BAQSIMI®, Primatene MIST®, vasopressin, ganirelix, regadenoson and new products we anticipate launching.

Selling, distribution and marketing, and general and administrative

	Three Months Ended
	June 30,		Change
	2024	2023	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$9,012	$6,718	$2,294	34%
General and administrative	$13,285	$12,281	$1,004	8%

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

Research and development

	Three Months Ended
	June 30,		Change
	2024	2023	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$8,281	$6,918	$1,363	20%
Clinical trials	80	1,483	(1,403)	(95)%
FDA fees	266	72	194	269%
Materials and supplies	3,508	3,735	(227)	(6)%
Depreciation	3,118	2,388	730	31%
Other expenses	2,399	2,247	152	7%
Total research and development expenses	$17,652	$16,843	$809	5%

The increase in research and development expenses is primarily due to an increase in salary and personnel-related expenses, which was partially offset by a decrease in clinical trial expense, due to the timing of clinical trials.

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

Other income (expenses), net

	Three Months Ended
	June 30,		Change
	2024	2023	Dollars	%

	(in thousands)
Non-operating income (expenses)
Interest income	$3,337	$1,030	$2,307	NM
Interest expense	(8,609)	(3,602)	(5,007)	NM
Other income (expenses), net	298	(1,516)	1,814	NM
Total non-operating income (expenses), net	$(4,974)	$(4,088)	$(886)	22%

The change in non-operating income (expenses), net is primarily a result of:

●	An increase in interest income resulting from an increase in cash and investments.

●	An increase in interest expense resulting from the Term Loan used to finance the acquisition of BAQSIMI®, as well as the 2029 Convertible Notes. For more information regarding our debt, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 14. Debt.”

●	A change to Other income (expenses), net primarily as a result of foreign currency fluctuation, as well as mark-to-market adjustments relating to our interest rate swap contracts during the three months ended June 30, 2024.

Income tax provision

	Three Months Ended
	June 30,		Change
	2024	2023	Dollars	%

	(in thousands)
Income tax provision	$12,294	$6,383	$5,911	93%
Effective tax rate	24%	19%

Our effective tax rate for the three months ended June 30, 2024 increased in comparison to the three months ended June 30, 2023, primarily due to differences in pre-tax income positions and timing of discrete tax items. For more information regarding our income taxes, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 15. Income Taxes.”

Beginning in 2024, many countries are implementing some or all of the Organization for Economic Co-operation and Development’s Inclusive Framework on Base Erosion and Profit Shifting Two-Pillar in response to tax challenges arising from the digitalization of the global economy. While we continue to evaluate those countries’ implementations, we do not expect those implementations to have a material impact on our consolidated financial statements in 2024.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Net revenues

	Six Months Ended
	June 30,		Change
	2024	2023	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$331,790	$278,876	$52,914	19%
API	5,227	6,858	(1,631)	(24)%
Total product revenues, net	337,017	285,734	51,283	18%
Other revenues	17,213	—	17,213	N/A
Total net revenues	$354,230	$285,734	$68,496	24%
Cost of revenues
Finished pharmaceutical products	$152,225	$125,633	$26,592	21%
API	16,739	13,523	3,216	24%
Total cost of revenues	$168,964	$139,156	$29,808	21%
Gross profit	$185,266	$146,578	$38,688	26%
as % of net revenues	52%	51%

The increase in net revenues of the finished pharmaceutical products for the six months ended June 30, 2024, was due to the following changes:

	Six Months Ended
	June 30,		Change
	2024	2023	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
Glucagon	$55,908	$52,972	$2,936	6%
Epinephrine	54,051	36,805	17,246	47%
Primatene MIST®	47,022	40,003	7,019	18%
BAQSIMI®	44,697	—	44,697	N/A
Lidocaine	25,573	27,652	(2,079)	(8)%
Phytonadione	20,277	25,568	(5,291)	(21)%
Enoxaparin	12,369	17,739	(5,370)	(30)%
Naloxone	8,087	10,059	(1,972)	(20)%
Other finished pharmaceutical products	63,806	68,078	(4,272)	(6)%
Total finished pharmaceutical products net revenues	$331,790	$278,876	$52,914	19%

Product Revenues, net

In the first quarter of 2024, we assumed distribution responsibilities for BAQSIMI ® from Lilly to our customers in the United States, and certain countries in Europe. As a result, $44.7 million of our BAQSIMI® sales for the six months ended June 30, 2024, are recognized separate from the cost of revenues, similar to our other products.

For more information, see “Part I – Item 1. Financial Statements – Notes to the Condensed Consolidated Financial Statements – Note 4. Revenue Recognition.”

The increase in sales of glucagon was primarily due to a higher average selling price. The increase in sales of epinephrine was primarily due to an increase in unit volumes, as a result of an increase in demand caused by other supplier shortages. Primatene MIST® sales increased primarily due to an increase in unit volumes. The decrease in the sales of lidocaine and phytonadione were primarily due to lower unit volumes, as a result of other suppliers returning to their historical distribution levels. The decrease in sales of enoxaparin and naloxone was primarily due to a decrease in unit volumes. The decrease in other finished pharmaceutical products was primarily due to lower unit sales of MPA, as our API supplier discontinued making the active ingredient, as well as, lower unit sales of atropine and calcium chloride, as a result of other suppliers returning to their historical distribution levels. This decrease was partially offset by higher unit volumes of dextrose and sodium bicarbonate due to an increase in demand caused by other supplier shortages.

We anticipate that sales of naloxone and enoxaparin will continue to fluctuate in the future due to competitive dynamics. We also anticipate that sales of epinephrine and other finished pharmaceutical products will continue to fluctuate depending on the ability of our competitors to supply market demands. Sales of medroxyprogesterone were essentially halted as of August 2023, as our API supplier discontinued manufacturing this product. During the fourth quarter of 2023, we qualified our subsidiary, ANP, to manufacture this API. Sales of medroxyprogesterone totaled $0.2 million during the six months ended June 30, 2024, compared to $10.0 million during the six months ended June 30, 2023. We plan to relaunch the product during the second half of 2024.

Sales of API primarily depend on the timing of customer purchases, and will be lower for the next two years because MannKind, our largest RHI customer, is in the process of qualifying our upgraded Recombinant Human Insulin, or RHI, which uses our internally produced inclusion bodies made at AFP. Until they complete this process, we anticipate sales will be at levels lower than historical.

Other Revenues

Other revenues include the portion of BAQSIMI® sales made by Lilly on our behalf under the TSA which amounted to $17.2 million during the six months ended June 30, 2024, based on total BAQSIMI® sales of $32.2 million as reported to us by Lilly, which was recognized on a net basis, similar to a royalty arrangement.

Gross margins

The increase in gross margins during the six months ended June 30, 2024, is primarily due to the increase in sales of glucagon, Primatene MIST®, and epinephrine, which are higher-margin products, as well as the sales of BAQSIMI® in the United States and certain countries in Europe, following our assumption of distribution responsibilities from Lilly in the first quarter of 2024. As a result of the TSA with Lilly, the portion of revenues relating to BAQSIMI® sales made by Lilly on our behalf are reported on a net basis, similar to a royalty arrangement with no amount reported as cost of revenues. The increase in gross margins was partially offset by an increase in depreciation and amortization expenses related to the acquired BAQSIMI® assets, an increase in labor costs and certain component costs, as well as charges included in cost of revenues to adjust our inventory and related purchase commitments to their net realizable value.

We are currently experiencing increased costs for labor as well as certain APIs and purchased components. However, we believe that this trend will be offset longer term by increased sales of our higher-margin products, including BAQSIMI®, Primatene MIST®, vasopressin, ganirelix, regadenoson and new products we anticipate launching.

Selling, distribution and marketing, and general and administrative

	Six Months Ended
	June 30,		Change
	2024	2023	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$18,383	$13,827	$4,556	33%
General and administrative	$28,961	$25,764	$3,197	12%

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

Research and development

	Six Months Ended
	June 30,		Change
	2024	2023	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$16,130	$14,646	$1,484	10%
Clinical trials	283	2,757	(2,474)	(90)%
FDA fees	1,299	97	1,202	NM
Materials and supplies	6,482	9,892	(3,410)	(34)%
Depreciation	5,928	4,830	1,098	23%
Other expenses	4,573	4,436	137	3%
Total research and development expenses	$34,695	$36,658	$(1,963)	(5)%

The decrease in research and development expenses is primarily due to a decrease in clinical trials expense, as well as a decrease in materials and supply expense, as a result of a ramp-up of expenses in 2023 for our insulin and inhalation pipeline products. This was partially offset by an increase in salary and personnel-related expenses.

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

Other income (expenses), net

	Six Months Ended
	June 30,		Change
	2024	2023	Dollars	%

	(in thousands)
Non-operating income (expenses)
Interest income	$5,893	$1,954	$3,939	NM
Interest expense	(17,220)	(4,000)	(13,220)	NM
Other income (expenses), net	6,219	(1,906)	8,125	NM
Total non-operating income (expense), net	$(5,108)	$(3,952)	$(1,156)	29%

The change in non-operating income (expenses), net is primarily a result of:

●	An increase in interest income resulting from an increase in cash and investments.

●	An increase in interest expense resulting from the Term Loan used to finance the acquisition of BAQSIMI®, as well as the 2029 Convertible Notes. For more information regarding our debt, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 14. Debt.”

●	A change to Other income (expenses), net primarily as a result of foreign currency fluctuation, as well as mark-to-market adjustments relating to our interest rate swap contracts during the six months ended June 30, 2024.

Income tax provision

	Six Months Ended
	June 30,		Change
	2024	2023	Dollars	%

	(in thousands)
Income tax provision	$16,420	$13,135	$3,285	25%
Effective tax rate	17%	20%

Our effective tax rate for the six months ended June 30, 2024 decreased in comparison to the six months ended June 30, 2023, primarily due to the timing of discrete tax items partially offset by differences in pre-tax income positions. For more information regarding our income taxes, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 15. Income Taxes.”

Liquidity and Capital Resources

Cash Requirements and Sources

We need capital resources to maintain and expand our business. We expect our cash requirements to increase significantly in the foreseeable future as we sponsor clinical trials for, seek regulatory approvals of, and develop, manufacture and market our current development stage product candidates and pursue strategic acquisitions of businesses or assets. Our future capital expenditures include projects to upgrade, expand, and improve our manufacturing facilities in the United States and China, including a significant increase in capital expenditures over the next few years. We plan to fund this facility expansion primarily with cash flows from operations. We may also become subject to cash obligations of up to an aggregate of $575.0 million that are contingent upon certain net sales milestones related to the BAQSIMI® acquisition. No milestone payments have been made through the date of this filing. Our cash obligations include the principal and interest payments due on our existing loans and lease payments, as described below and throughout this Quarterly Report.

As of June 30, 2024, our foreign subsidiaries collectively held $8.4 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

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

Working capital increased $81.5 million to $345.7 million at June 30, 2024, compared to $264.2 million at December 31, 2023.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$124,400	$95,305
Investing activities	(54,666)	(514,915)
Financing activities	(24,295)	414,563
Effect of exchange rate changes on cash	(116)	(6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$45,323	$(5,053)

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $124.4 million for the six months ended June 30, 2024, which included net income of $81.1 million. Non-cash items comprised primarily of $32.7 million of depreciation and amortization, which includes $13.8 million related to deprecation of property, plant and equipment; $12.4 million related to amortization of product rights, trademarks and patents; $4.6 million related to amortization of discounts, premiums, and debt issuance costs; and share-based compensation expense of $13.1 million.

Additionally, for the six months ended June 30, 2024, there was a net cash inflow from changes in operating assets and liabilities of $1.4 million, which resulted primarily from an increase in accounts payable and accrued liabilities, which was partially offset by an increase in accounts receivables and inventories. Accounts payable and accrued liabilities increased primarily due to the increase in accrued customer fees and rebates associated with BAQSIMI® sales. The increase in accounts receivables was primarily due to the increase in sales. The increase in inventories was primarily due to the increased purchases of certain raw materials and components.

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

Investing Activities

Net cash used in investing activities was $54.7 million for the six months ended June 30, 2024, primarily due to the payment of $129.0 million relating to the BAQSIMI® acquisition, $14.8 million in purchases of property, plant, and equipment, which included $6.9 million incurred in the United States, $1.6 million in France, and $6.3 million in China. This was partially offset by a net cash inflow of $90.8 million from sales and purchases of investments during the quarter.

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

Financing Activities

Net cash used in financing activities was $24.3 million for the six months ended June 30, 2024, primarily as a result of $11.5 million used to settle share-based compensation awards under our equity plan and for tax payments related to the net share settlement of options exercised and $8.5 million used to purchase treasury stock. Additionally, we made $8.1 million in principal payments on our long-term debt, primarily as a result of paying off the mortgage loan with East West Bank. This was partially offset by $4.1 million of net proceeds from borrowings on our line of credit in China.

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

From June 3 through June 18, 2024, two of our clinical trial sites were subject to pre-approval biomonitoring inspections by the FDA. The inspections included a review of the clinical trial data to support one of our pending applications. Each inspection resulted in no Form 483 findings. No further actions will be necessary.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Jack Y. Zhang and Mary Z. Luo have each pledged shares of our common stock to secure funds borrowed under existing credit lines from three financial institutions. Each of the lenders has varying rights as a lender, including one which has the right to conduct a forced sale at its sole discretion. An action by one of the lenders could include a sale of certain shares of our common stock pledged as collateral, the sale of which could cause the price of our common stock to decline. An action to cure and cover indebtedness by any one of the lenders could also have other negative impacts on our business.

Since September 2015, UBS Bank USA, or UBS, has made extensions of credit up to the amount of $8.0 million to Applied Physics & Chemistry Laboratories, Inc., or APCL, which is controlled by Jack Y. Zhang and Mary Z. Luo. In May 2019, the credit amount was increased to $11.0 million. Since February 2017, UBS Group AG, or UBS AG, has also provided an extension of credit up to the amount of $8.0 million to APCL. In 2021, the outstanding UBS AG credit line was transferred to UBS’s Utah location due to an organizational change and in June 2024, the credit line with UBS was increased to $11.9 million. As of June 30, 2024, the total outstanding UBS combined credit lines were $11.9 million. The UBS credit lines are secured by a pledge of 400,000 shares of our common stock currently held by APCL. Interest on the loans accrues at market rates. UBS has an unlimited and unilateral right to call each of the credit lines for any reason whatsoever.

In October 2017, East West Bank, or East West, entered into an agreement with Drs. Zhang and Luo whereby East West would loan them up to $5.0 million. In March 2023, East West amended the loan to increase the loan amount to $8.0 million. As of June 30, 2024, the loan is secured by a pledge of 500,000 shares of our common stock held by Dr. Zhang. Interest on the loan accrues at market rates. East West has acceleration rights to protect itself in the event of a default.

In June 2024, Cathay Bank entered into an agreement with APCL and Dr. Luo, whereby Cathay Bank would loan them up to $20.0 million. As of June 30, 2024, the loan is secured by a pledge of 1,000,000 shares of our common stock held by APCL and Dr. Luo. Interest on the loan accrues at market rates. Cathay Bank has acceleration rights to protect itself in the event of a default.

We are not a party to these loans, which are full recourse against APCL and each of Drs. Zhang and Luo, respectively, and are secured by pledges of a portion of the shares of our common stock currently held by APCL and each of Drs. Zhang and Luo.

In 2021, we created a pledging policy to restrict the pledging of shares by our executive officers and directors. The policy prohibits our executive officers and directors from entering into any transaction whereby the executive officer or director, directly or indirectly, pledges, hypothecates, or otherwise encumbers more than twenty (20) percent of shares of common stock held by the individual or more than five (5) percent of our total outstanding shares of common stock as of the date of the transaction, whichever is lower, as collateral for indebtedness. This restriction extends to any hedging or similar transaction designed to decrease the risks associated with holding our securities. For already existing pledges made by executive officers and directors, those existing pledges must be reduced to no more than twenty (20) percent of the shares of our common stock held by such individual as collateral for indebtedness within three (3) years of December 31, 2021. As a result of this policy, Drs. Zhang and Luo reduced their total number of pledged shares to 1,900,000 in June 2024 from 2,350,000 in May 2022, 3,182,898 in February 2022, and 8,582,898 in February 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock.

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
April 1 - April 30, 2024	—	$—	—	—
May 1 - May 31, 2024	—	—	—	—
June 1 - June 30, 2024	207,288	40.98	207,288	—
(1)	On June 3, 2024, we announced that our Board of Directors authorized an increase of $50.0 million to our share buyback program. As of June 30, 2024, $77.0 million remained available for repurchase under such program. The share buyback program does not have an expiration date.

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

Date: August 9, 2024

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 9, 2024