Form 10-Q
period 2024-09-30
Amphastar Pharmaceuticals, Inc.
filed 2024-11-07
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

The number of shares outstanding of the registrant’s only class of common stock as of November 1, 2024 was 48,081,433.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

Special Note About Forward-Looking Statements

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements relate to future events or future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the sales and marketing of our products;
●	our expectations regarding BAQSIMI®, including with respect to our ability to increase our revenues and derive certain benefits as a result of our acquisition of BAQSIMI®;
●	our ability to successfully acquire and integrate assets, including our ability to integrate BAQSIMI®;
●	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;
●	our business and operations in general, including: adverse impacts of the Russia-Ukraine and Middle East conflicts and challenging macroeconomic conditions on our business, financial condition, operations, cash flows and liquidity;
●	our ability to attract, hire, and retain highly skilled personnel;
●	interruptions to our manufacturing and production as a result of natural catastrophic events or other causes beyond our control such as power disruptions, pandemics, wars, terrorist attacks or other events;
●	global, national and local economic and market conditions, specifically with respect to geopolitical uncertainty, including the Russia-Ukraine and Middle East conflicts, inflation and high interest rates;
●	the timing and likelihood of U.S. Food and Drug Administration, or FDA, approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;
●	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;
●	cost and delays resulting from the extensive pharmaceutical regulations to which we are subject;
●	our ability to compete in the development and marketing of our products and product candidates;
●	our expectations regarding the business of our Chinese subsidiary, Amphastar Nanjing Pharmaceuticals, Ltd., or ANP;
●	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;
●	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our active pharmaceutical ingredient, or API, customers;
●	the effects of reforms in healthcare regulations and reductions in pharmaceutical pricing, reimbursement and coverage;
●	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;
●	the amount of price concessions or exclusion of suppliers adversely affecting our business;
●	variations in intellectual property laws, our ability to establish and maintain intellectual property protection for our products and our ability to successfully defend our intellectual property in cases of alleged infringement;
●	the implementation of our business strategies, product development strategies and technology utilization;
●	the potential for exposure to product liability claims;
●	our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions, divestitures or investments, including the anticipated benefits of such acquisitions, divestitures or investments;
●	our ability to expand internationally;
●	economic and industry trends and trend analysis;
●	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
●	the impact of trade tariffs, export or import restrictions, or other trade barriers;
●	the impact of Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate including the potential for drug price controls;
●	the impact of global and domestic tax reforms;
●	the timing for completion and the validation of the new construction at our ANP and Amphastar facilities;
●	the timing and extent of share buybacks; and
●	our financial performance expectations, including our expectations regarding our backlog, revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$192,116	$144,296
Restricted cash	235	235
Short-term investments	58,375	112,510
Restricted short-term investments	2,200	2,200
Accounts receivable, net	139,635	114,943
Inventories	130,316	105,833
Income tax refunds and deposits	5,349	526
Prepaid expenses and other assets	17,723	9,057
Total current assets	545,949	489,600

Property, plant, and equipment, net	295,384	282,746
Finance lease right-of-use assets	426	564
Operating lease right-of-use assets	31,708	32,333
Investment in unconsolidated affiliate	—	527
Goodwill and intangible assets, net	594,796	613,295
Long-term investments	—	14,685
Other assets	23,663	25,910
Deferred tax assets	53,252	53,252
Total assets	$1,545,178	$1,512,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$153,268	$93,366
Accrued payments for BAQSIMI® (see Note 3)	—	126,090
Income taxes payable	1,281	1,609
Current portion of long-term debt	252	436
Current portion of operating lease liabilities	4,209	3,906
Total current liabilities	159,010	225,407

Long-term reserve for income tax liabilities	6,066	6,066
Long-term debt, net of current portion and unamortized debt issuance costs	596,446	589,579
Long-term operating lease liabilities, net of current portion	28,941	29,721
Other long-term liabilities	27,037	22,718
Total liabilities	817,500	873,491
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 60,690,076 and 48,372,997 shares issued and outstanding, respectively, as of September 30, 2024 and 59,390,194 and 48,068,881 shares issued and outstanding, respectively, as of December 31, 2023	6	6
Additional paid-in capital	496,427	486,056
Retained earnings	530,823	409,268
Accumulated other comprehensive loss	(8,821)	(8,478)
Treasury stock	(290,757)	(247,431)
Total equity	727,678	639,421
Total liabilities and stockholders’ equity	$1,545,178	$1,512,912

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenues:
Product revenues, net	$188,819	$151,855	$525,836	$437,589
Other revenues	2,395	28,701	19,608	28,701
Total net revenues	191,214	180,556	545,444	466,290

Cost of revenues	89,273	72,153	258,237	211,309
Gross profit	101,941	108,403	287,207	254,981

Operating expenses:
Selling, distribution, and marketing	8,995	6,407	27,378	20,234
General and administrative	14,821	12,654	43,782	38,418
Research and development	21,077	16,664	55,772	53,322
Total operating expenses	44,893	35,725	126,932	111,974

Income from operations	57,048	72,678	160,275	143,007

Non-operating income (expenses):
Interest income	2,427	1,202	8,320	3,156
Interest expense	(6,698)	(13,702)	(23,918)	(17,702)
Other income (expenses), net	(5,094)	3,459	1,125	1,553
Total non-operating income (expenses), net	(9,365)	(9,041)	(14,473)	(12,993)

Income before income taxes	47,683	63,637	145,802	130,014
Income tax provision	7,254	14,025	23,674	27,160
Income before equity in losses of unconsolidated affiliate	40,429	49,612	122,128	102,854

Equity in losses of unconsolidated affiliate	—	(390)	(573)	(1,476)

Net income	$40,429	$49,222	$121,555	$101,378

Net income per share:
Basic	$0.83	$1.01	$2.50	$2.10

Diluted	$0.78	$0.91	$2.32	$1.91

Weighted-average shares used to compute net income per share:
Basic	48,621	48,701	48,580	48,368

Diluted	51,862	53,921	52,307	52,997

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$40,429	$49,222	$121,555	$101,378

Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	5	(87)	(343)	213
Total other comprehensive income (loss)	5	(87)	(343)	213

Total comprehensive income	$40,434	$49,135	$121,212	$101,591

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Shares	Amount	Total
Balance as of December 31, 2023	59,390,194	$6	$486,056	$409,268	$(8,478)	(11,321,313)	$(247,431)	$639,421
Net income	—	—	—	43,177	—	—	—	43,177
Other comprehensive loss	—	—	—	—	(291)	—	—	(291)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(33)	—	—	2,197	33	—
Issuance of common stock in connection with the Company's equity plans	770,265	—	(17,311)	—	—	—	—	(17,311)
Share-based compensation expense	—	—	7,360	—	—	—	—	7,360
Balance as of March 31, 2024	60,160,459	$6	$476,072	$452,445	$(8,769)	(11,319,116)	$(247,398)	$672,356
Net income	—	—	—	37,949	—	—	—	37,949
Other comprehensive loss	—	—	—	—	(57)	—	—	(57)
Purchase of treasury stock	—	—	—	—	—	(207,288)	(8,498)	(8,498)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(97)	—	—	6,363	97	—
Issuance of common stock in connection with the Company's equity plans	321,996	—	5,816	—	—	—	—	5,816
Share-based compensation expense	—	—	5,780	—	—	—	—	5,780
Balance as of June 30, 2024	60,482,455	$6	$487,571	$490,394	$(8,826)	(11,520,041)	$(255,799)	$713,346
Net income	—	—	—	40,429	—	—	—	40,429
Other comprehensive income	—	—	—	—	5	—	—	5
Purchase of treasury stock	—	—	—	—	—	(797,038)	(34,958)	(34,958)
Issuance of common stock in connection with the Company's equity plans	207,621	—	3,260	—	—	—	—	3,260
Share-based compensation expense	—	—	5,596	—	—	—	—	5,596
Balance as of September 30, 2024	60,690,076	$6	$496,427	$530,823	$(8,821)	(12,317,079)	$(290,757)	$727,678

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Shares	Amount	Total
Balance as of December 31, 2022	58,110,231	$6	$455,077	$271,723	$(8,624)	(9,998,162)	$(189,524)	$528,658
Net income	—	—	—	26,032	—	—	—	26,032
Other comprehensive income	—	—	—	—	356	—	—	356
Purchase of treasury stock	—	—	—	—	—	(263,131)	(8,015)	(8,015)
Issuance of common stock in connection with the Company's equity plans	330,300	—	(4,565)	—	—	—	—	(4,565)
Share-based compensation expense	—	—	6,111	—	—	—	—	6,111
Balance as of March 31, 2023	58,440,531	$6	$456,623	$297,755	$(8,268)	(10,261,293)	$(197,539)	$548,577
Net income	—	—	—	26,124	—	—	—	26,124
Other comprehensive loss	—	—	—	—	(56)	—	—	(56)
Purchase of treasury stock	—	—	—	—	—	(3,585)	(129)	(129)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(231)	—	—	15,207	231	—
Issuance of common stock in connection with the Company's equity plans	627,946	—	9,853	—	—	—	—	9,853
Share-based compensation expense	—	—	4,865	—	—	—	—	4,865
Balance as of June 30, 2023	59,068,477	$6	$471,110	$323,880	$(8,324)	(10,249,671)	$(197,437)	$589,235
Net income	—	—	—	49,222	—	—	—	49,222
Other comprehensive loss	—	—	—	—	(87)	—	—	(87)
Purchase of treasury stock	—	—	—	—	—	(1,072,041)	(50,000)	(50,000)
Issuance of common stock in connection with the Company's equity plans	151,701	—	2,126	—	—	—	—	2,126
Share-based compensation expense	—	—	4,644	—	—	—	—	4,644
Balance as of September 30, 2023	59,220,178	$6	$477,880	$373,102	$(8,411)	(11,321,712)	$(247,437)	$595,140

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$121,555	$101,378
Reconciliation to net cash provided by operating activities:
Loss on disposal of assets	110	474
Impairment of long-lived assets	—	2,700
Loss (gain) on interest rate swaps and foreign currency transactions, net	1,496	(1,019)
Depreciation of property, plant, and equipment	20,992	18,559
Amortization of product rights, trademarks, and patents	18,539	6,651
Operating lease right-of-use asset amortization	3,010	2,778
Amortization of discounts, premiums, and debt issuance costs	5,308	8,486
Equity in losses of unconsolidated affiliate	573	1,476
Share-based compensation expense	18,736	15,620
Changes in operating assets and liabilities:
Accounts receivable, net	(24,577)	(30,175)
Inventories	(24,329)	(6,537)
Prepaid expenses and other assets	(10,489)	105
Income tax refunds, deposits, and payable, net	(5,147)	25,185
Operating lease liabilities	(2,866)	(2,667)
Accounts payable and accrued liabilities	61,451	16,625
Net cash provided by operating activities	184,362	159,639

Cash Flows From Investing Activities:
BAQSIMI® acquisition (see Note 3)	(129,000)	(506,406)
Purchases and construction of property, plant, and equipment	(28,630)	(28,724)
Purchase of investments	(47,507)	(52,802)
Maturity of investments	118,538	38,801
Deposits and other assets	(2,653)	3,064
Net cash used in investing activities	(89,252)	(546,067)

Cash Flows From Financing Activities:
Proceeds from equity plans, net of withholding tax payments	(8,234)	7,414
Purchase of treasury stock	(43,456)	(58,144)
Debt issuance costs	(838)	(24,589)
Proceeds from borrowing under lines of credit	13,565	—
Proceeds from issuance of long-term debt	—	845,000
Principal payments on long-term debt	(8,148)	(268,506)
Net cash provided by (used in) financing activities	(47,111)	501,176

Effect of exchange rate changes on cash	(179)	(44)

Net increase in cash, cash equivalents, and restricted cash	47,820	114,704

Cash, cash equivalents, and restricted cash at beginning of period	144,531	156,333

Cash, cash equivalents, and restricted cash at end of period	$192,351	$271,037

Noncash Investing and Financing Activities:
Deferred payment for BAQSIMI® acquisition	$—	$121,699
Capital expenditures included in accounts payable	$5,120	$4,496
Operating lease right-of-use assets in exchange for operating lease liabilities	$2,386	$9,890

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$22,389	$12,098
Income taxes paid	$29,000	$2,136

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

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The principal accounting estimates include: fair value of acquired assets, fair value of financial instruments, allowance for discounts, provision for chargebacks and rebates, provision for product returns, adjustment of inventory to its net realizable value, impairment of investments, long-lived and intangible assets and goodwill, litigation reserves, stock price volatility for share-based compensation expense, valuation allowances for deferred tax assets, and liabilities for uncertain income tax positions.

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

The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature were a $1.4 million gain and a $0.4 million gain for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, the unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature were a $0.9 million loss and a $0.4 million loss, respectively.

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

Advertising Expense

Advertising expenses, primarily associated with Primatene MIST®, are recorded as they are incurred, except for expenses related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented, and are reflected as a component of selling, distribution and marketing in the Company’s condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, advertising expenses were $2.5 million and $7.8 million, respectively. For the three and nine months ended September 30, 2023, advertising expenses were $1.9 million and $8.1 million, respectively.

Financial Instruments

The Company’s accompanying condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, short-term borrowings, and long-term obligations. The Company considers the carrying amounts of current assets and liabilities on the condensed consolidated balance sheets to approximate the fair value of these financial instruments due to the short maturity of these items. The carrying value of the Company’s long-term obligations, with the exception of the convertible debt (see Note 14), approximates their fair value, as the stated borrowing rates are comparable to rates currently offered to the Company for instruments with similar maturities. Investments and short-term investments are recorded at fair value based on quoted prices from recognized security exchanges and other methods (see Note 9). The Company at times enters into interest rate swap contracts to manage its exposure to interest rate changes and its overall cost of long-term debt. The Company’s interest rate swap contracts exchange the variable interest rates for fixed interest rates.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and highly liquid investments with original maturities of three months or less.

Investments

Investments as of September 30, 2024 and December 31, 2023 consisted of certificates of deposit and investment grade corporate, agency and municipal bonds with original maturity dates between three and fifteen months.

Restricted Cash

Restricted cash is collateral required for the Company to guarantee certain vendor payments in France. As of September 30, 2024 and December 31, 2023, the restricted cash balance was $0.2 million.

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letters of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months, but less than one year. As of September 30, 2024 and December 31, 2023, the balance of restricted short-term investments was $2.2 million.

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

Note 3. BAQSIMI® Asset Acquisition

On June 30, 2023, the Company completed its acquisition of BAQSIMI® glucagon nasal powder, or BAQSIMI®, pursuant to an asset purchase agreement, or the Purchase Agreement, with Eli Lilly & Company, or Lilly, dated April 21, 2023.

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

The Company amortizes the acquired intangible asset to cost of revenues on a straight line basis over its estimated useful life of 24 years (see Note 10 for additional information).

A portion of the consideration for the asset acquisition was a deferred cash payment. The fair value of the deferred cash payment was accreted to its full $129.0 million amount over a one-year period from the date of acquisition through interest expense. During the nine months ended September 30, 2024, the Company recognized $3.6 million of interest expense related to accretion of the deferred cash payment. During the three and nine months ended September 30, 2023, $1.8 million of interest expense was recognized related to the accretion of the deferred cash payment. The Company made the $129.0 million deferred cash payment in June 2024.

The Company may also be required to pay additional contingent consideration of up to an aggregate of $575.0 million in cash as part of the BAQSIMI® acquisition, based on the achievement of certain net sales milestones. Through September 30, 2024, the Company has not triggered any milestones and therefore no amounts have been recognized or paid.

Manufacturing Services Agreement

In connection with the closing of the acquisition, the Company entered into a Manufacturing Services Agreement, or the MSA, with Lilly, pursuant to which Lilly has agreed, for a period of time not to exceed 18 months, to provide certain manufacturing, packaging, labeling and supply services for BAQSIMI® directly or through third-party contractors to the Company in connection with its operation of the development, manufacture, and commercialization of BAQSIMI®. Upon termination of the MSA, the Company will be obligated to purchase all API, components, and finished goods on hand at prices agreed upon in the MSA.

Transition Services Agreement

In connection with the closing of the acquisition, the Company also entered into a Transition Services Agreement, or the TSA, with Lilly pursuant to which Lilly has agreed, for a period of time not to exceed 18 months, to provide certain services to the Company to support the transition of BAQSIMI® operations to the Company, including with respect to the conduct of certain clinical, regulatory, medical affairs, and commercial sales channel activities.

Throughout 2024, the Company assumed distribution responsibilities, from Lilly, to its customers in the United States, and certain other countries. As a result, the Company has recorded the sales and related cost of BAQSIMI® in these countries as product revenue, net and cost of revenues, respectively. The Company will continue to assume distribution of BAQSIMI® for the remaining territories on a country by country basis throughout 2024.

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

Provision for Chargebacks and Rebates: The provision for chargebacks and rebates is a significant estimate used in the recognition of revenue. Wholesaler chargebacks relate to sales terms under which the Company agrees to reimburse wholesalers for differences between the gross sales prices at which the Company sells its products to wholesalers and the actual prices of such products that wholesalers resell under the Company’s various contractual arrangements with third parties such as hospitals and group purchasing organizations in the United States. Rebates include primarily amounts paid to retailers, payers, and providers in the United States, including those paid to state Medicaid programs, and are based on contractual arrangements or statutory requirements. The Company estimates chargebacks and rebates using the expected value method at the time of sale to wholesalers based on wholesaler inventory stocking levels, historical chargeback and rebate rates, and current contract pricing.

The provision for chargebacks and rebates is reflected as a component of product revenues, net. The following table is an analysis of the chargeback and rebate provision:

	Nine Months Ended
	September 30,
	2024	2023

	(in thousands)
Beginning balance	$27,920	$26,606
Provision for chargebacks and rebates	218,312	200,317
Credits and payments issued to third parties	(181,216)	(201,650)
Ending balance	$65,016	$25,273

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The provision for chargebacks and rebates is included in the following balance sheet accounts:

	September 30,	December 31,
	2024	2023

	(in thousands)
Reduction to accounts receivable, net	$21,355	$21,861
Accounts payable and accrued liabilities	43,661	6,059
Total	$65,016	$27,920

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

Service revenues derived from research and development contracts are recognized over time based on progress toward satisfaction of the performance obligation. For each performance obligation satisfied over time, the Company assesses the proper method to be used for revenue recognition, either an input method to measure progress toward the satisfaction of services or an output method of determining the progress of completion of performance obligation. For the three and

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

nine months ended September 30, 2024, revenues from research and development services were $0.1 million and $2.0 million, respectively. For the three and nine months ended September 30, 2023, revenues from research and development services were $0.8 million and $2.1 million, respectively.

Other revenues

Revenues related to sales of BAQSIMI®, which was supplied and sold by Lilly under the TSA during the three and nine months ended September 30, 2024 and 2023, or BAQSIMI® NEB, were recorded on a net basis, similar to a royalty arrangement. This includes revenues in the United States and certain other countries for a portion of the period.

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

For the three and nine months ended September 30, 2024, options to purchase 619,847 shares of stock with a weighted-average exercise price of $46.63 per share, were excluded in the computation of diluted net income per share because their effect would be anti-dilutive. The 2029 Convertible Notes had no impact on the computation of diluted net income per share as the average stock price during the period was less than the conversion price.

For the three months ended September 30, 2023, none of the Company’s options were excluded from the computation of diluted net income per share. For the nine months ended September 30, 2023, options to purchase 45,934 shares of stock with a weighted-average exercise price of $46.01 per share, were excluded from the computation of diluted net income per share because their effect would be anti-dilutive. The 2029 Convertible Notes had no impact on the computation of diluted net income per share as the average stock price during the period was less than the conversion price.

The following table provides the calculation of basic and diluted net income per share for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands, except per share data)
Basic and dilutive numerator:
Net income	$40,429	$49,222	$121,555	$101,378
Denominator:
Weighted-average shares outstanding — basic	48,621	48,701	48,580	48,368

Net effect of dilutive securities:
Incremental shares from equity awards	3,241	5,220	3,727	4,629
Weighted-average shares outstanding — diluted	51,862	53,921	52,307	52,997
Net income per share — basic	$0.83	$1.01	$2.50	$2.10
Net income per share — diluted	$0.78	$0.91	$2.32	$1.91

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

Selected financial information by reporting segment is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)
Net revenues:
Finished pharmaceutical products	$189,752	$176,366	$538,755	$455,242
API	1,462	4,190	6,689	11,048
Total net revenues	191,214	180,556	545,444	466,290

Gross profit (loss):
Finished pharmaceutical products	105,544	109,499	302,322	262,742
API	(3,603)	(1,096)	(15,115)	(7,761)
Total gross profit	101,941	108,403	287,207	254,981

Operating expenses	44,893	35,725	126,932	111,974

Income from operations	57,048	72,678	160,275	143,007
Non-operating (expenses) income	(9,365)	(9,041)	(14,473)	(12,993)

Income before income taxes	$47,683	$63,637	$145,802	$130,014

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amount of net revenues in the finished pharmaceutical product segment is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)
Finished pharmaceutical products segment net revenues:
BAQSIMI®	$40,409	$—	$85,106	$—
Glucagon	26,792	29,514	82,700	82,486
Epinephrine	21,341	20,199	75,392	57,004
Primatene MIST®	26,055	24,834	73,077	64,837
Lidocaine	15,884	15,522	41,457	43,174
Phytonadione	11,721	7,449	31,998	33,017
Enoxaparin	5,615	7,702	17,984	25,441
Naloxone	4,037	4,715	12,124	14,774
Other finished pharmaceutical products	35,503	37,730	99,309	105,808
Total finished pharmaceutical products net revenues	187,357	147,665	519,147	426,541
BAQSIMI® NEB	2,395	28,701	19,608	28,701
Total finished pharmaceutical products segment net revenues	$189,752	$176,366	$538,755	$455,242

The amount of depreciation and amortization expense included in cost of revenues by reporting segment is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)
Depreciation and amortization expense
Finished pharmaceutical products	$8,755	$8,616	$26,086	$13,143
API	1,038	1,003	3,045	2,938
Total depreciation and amortization expense	$9,793	$9,619	$29,131	$16,081

Net revenues and carrying values of long-lived assets, which includes property, plant and equipment, as well as finance and operating lease right-of-use assets, by geographic regions, based on where the Company conducts its operations are as follows:

	Net Revenues				Long-Lived Assets
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2024	2023	2024	2023	2024	2023

	(in thousands)
United States(1)	$186,514	$178,056	$532,591	$459,909	$187,410	$186,083
China	178	833	2,145	2,142	103,009	91,913
France	4,522	1,667	10,708	4,239	37,099	37,647
Total	$191,214	$180,556	$545,444	$466,290	$327,518	$315,643

(1) Includes Other revenues from the sales of BAQSIMI®.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7. Customer and Supplier Concentration

Customer Concentrations

Three large wholesale drug distributors, Cencora Inc., formally AmerisourceBergen, or Cencora, Cardinal Health, Inc., or Cardinal, and McKesson Corporation, or McKesson, are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. Lilly currently manufactures and sells BAQSIMI® on the Company’s behalf pursuant to the terms of the TSA in certain jurisdictions (see Note 3 for additional information). The Company considers these four customers to be its major customers, as each individually, and these customers collectively, represented a significant percentage of the Company’s net revenue for the three and nine months ended September 30, 2024 and 2023, and accounts receivable as of September 30, 2024 and December 31, 2023, respectively. The following table provides accounts receivable and net revenue information for these major customers:

	% of Total Accounts		% of Net
	Receivable		Revenues
			Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2024	2023	2024	2023	2024	2023
McKesson	29%	26%	26%	22%	25%	25%
Cencora	28%	16%	21%	17%	20%	20%
Cardinal Health	17%	13%	20%	15%	20%	16%
Lilly	2%	20%	1%	16%	4%	6%

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2024 and December 31, 2023, cash equivalents include money market accounts and corporate and municipal bonds with original maturities of less than three months. Investments consist of certificates of deposit as well as investment-grade corporate, agency and municipal bonds with original maturity dates between three and fifteen months. The certificates of deposit are carried at amortized cost in the Company’s condensed consolidated balance sheets, which approximates their fair value determined based on Level 2 inputs. The corporate, agency and municipal bonds are classified as held-to-maturity and are carried at amortized cost net of allowance for credit losses. The fair value of such bonds is disclosed in Note 9 and was determined based on Level 2 inputs. The restrictions on restricted cash and investments have an immaterial effect on the fair value of these financial assets.

The fair values of the Company’s financial assets and liabilities measured on a recurring basis as of September 30, 2024 and December 31, 2023, are as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Cash equivalents	$143,637	$143,637	$—	$—
Restricted cash	235	235	—	—
Short-term investments	26,322	—	26,322	—
Restricted short-term investments	2,200	—	2,200	—
Interest rate swaps related to variable rate loans	(6,881)	—	(6,881)	—
Total assets and liabilities measured at fair value as of September 30, 2024	$165,513	$143,872	$21,641	$—

	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Cash equivalents	$116,441	$116,441	$—	$—
Restricted cash	235	235	—	—
Short-term investments	37,142	—	37,142	—
Restricted short-term investments	2,200	—	2,200	—
Interest rate swaps related to variable rate loans	(5,243)	—	(5,243)	—
Total assets and liabilities measured at fair value as of December 31, 2023	$150,775	$116,676	$34,099	$—

The Company does not hold any Level 3 instruments that are measured at fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include investments in unconsolidated affiliates, long-lived assets, goodwill, and intangible assets for which the fair value is determined as part of an impairment test. As of September 30, 2024, and December 31, 2023, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

The Company’s deferred compensation plan assets are valued using the cash surrender value of the life insurance policies and are not included in the table above.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Investments

The following is a summary of the Company’s investments that are classified as held-to-maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Corporate and agency bonds (due within 1 year)	$31,903	$67	$(2)	$31,968
Total investments as of September 30, 2024	$31,903	$67	$(2)	$31,968

Corporate and agency bonds (due within 1 year)	$73,815	$7	$(21)	$73,801
Corporate and agency bonds (due within 1 to 3 years)	14,621	56	(1)	14,676
Municipal bonds (due within 1 year)	1,081	1	—	1,082
Total investments as of December 31, 2023	$89,517	$64	$(22)	$89,559

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

Note 10. Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights(1)	24	$591,338	$30,799	$560,539
Patents	15	193	92	101
Land-use rights	39	2,540	865	1,675
Subtotal	24	594,071	31,756	562,315
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,256	—	3,256
Subtotal	*	32,481	—	32,481
As of September 30, 2024	*	$626,552	$31,756	$594,796

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights(1)	24	$591,338	$12,319	$579,019
Patents	12	486	376	110
Land-use rights	39	2,540	815	1,725
Subtotal	24	594,364	13,510	580,854
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill - Finished pharmaceutical products	*	3,216	—	3,216
Subtotal	*	32,441	—	32,441
As of December 31, 2023	*	$626,805	$13,510	$613,295

* Intangible assets with indefinite lives have an indeterminable average life.

(1)	See Note 3.

Goodwill

The changes in the carrying amounts of goodwill are as follows:

	September 30,	December 31,
	2024	2023

	(in thousands)
Beginning balance	$3,216	$3,126
Currency translation	40	90
Ending balance	$3,256	$3,216

Note 11. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2024	2023

	(in thousands)
Raw materials and supplies	$60,536	$50,082
Work in process	36,016	30,822
Finished goods	33,764	24,929
Total inventories	$130,316	$105,833

Charges of $0.9 million and $10.1 million were included in the cost of revenues in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2024, respectively, to adjust the Company’s inventory and related firm purchase commitments to its net realizable value. For the three months ended September 30, 2023, the Company had an immaterial amount that was included in cost of revenues to adjust the Company’s inventory and related firm purchase commitments to its net realizable value. For the nine months ended September 30, 2023, charges of $9.6 million were included in the cost of revenues to adjust the Company’s inventory and related firm purchase commitments to its net realizable value.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	September 30,	December 31,
	2024	2023

	(in thousands)
Buildings	$170,203	$168,771
Leasehold improvements	42,012	41,686
Land	7,499	7,484
Machinery and equipment	278,200	259,484
Furniture, fixtures, and automobiles	34,795	31,943
Construction in progress	28,864	18,676
Total property, plant, and equipment	561,573	528,044
Less accumulated depreciation	(266,189)	(245,298)
Total property, plant, and equipment, net	$295,384	$282,746

Note 13. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2024	2023

	(in thousands)
Accrued customer fees and rebates	$59,949	$16,702
Accrued payroll and related benefits	29,207	25,203
Accrued product returns, current portion	13,480	12,263
Accrued loss on firm purchase commitments	812	918
Other accrued liabilities	15,732	12,842
Total accrued liabilities	119,180	67,928
Accounts payable	34,088	25,438
Total accounts payable and accrued liabilities	$153,268	$93,366

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14. Debt

Debt consists of the following:

	September 30,	December 31,
	2024	2023

	(in thousands)
Convertible Debt

2029 Convertible Notes	$345,000	$345,000

Term Loan

Wells Fargo Term Loan due June 2028	250,000	250,000

Mortgage Loans

Mortgage payable with East West Bank paid off June 2024	—	8,016

Other Loans and Payment Obligations

French government loans due December 2026	168	158

Line of Credit Facilities

Line of credit facility with China Merchant Bank due October 2026	—	—
Wells Fargo Revolving line of credit facility due June 2028	—	—
Line of credit facility with ICBC Bank due November 2033	13,565	—

Equipment under Finance Leases	485	616
Total debt	609,218	603,790
Less current portion of long-term debt	252	436
Less: Loan issuance costs	12,520	13,775
Long-term debt, net of current portion and unamortized debt issuance costs	$596,446	$589,579

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

In connection with the issuance of the 2029 Convertible Notes, the Company incurred approximately $10.8 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees. Unamortized debt issuance costs related to the 2029 Convertible Notes were $8.8 million as of September 30, 2024. The fair value of the 2029 Convertible Notes was approximately $365.4 million as of September 30, 2024 based on level 2 inputs.

The 2029 Convertible Notes are general senior, unsecured obligations and bear an interest rate of 2.0% per year. The

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of September 30, 2024, the Company borrowed approximately $13.6 million under the credit agreement. The loan bears interest at the prime rate as published by The People’s Bank of China minus 0.2%. Interest payments are due quarterly and repayment of the principal amount is biannual and begins in May 2026. As of September 30, 2024, the Company had $13.6 million of principal outstanding under this loan, which is recorded net of loan issuance costs of $0.8 million.

Interest Rate Swap Contract

As of September 30, 2024, the fair value of the loans listed above approximated their carrying amount based on Level 2 inputs, with the exception of the 2029 Convertible Notes. For the Wells Fargo Term Loan, the Company has entered into a fixed interest rate swap contract to exchange the variable interest rates for fixed interest rates. The interest rate swap contract is recorded at fair value in the other assets line in the condensed consolidated balance sheets. Changes in the fair values of interest rate swaps were $7.4 million loss and $1.6 million loss for the three and nine months ended September 30, 2024, respectively. Changes in the fair values of interest rate swaps were $4.9 million gain and $2.7 million gain for the three and nine months ended September 30, 2023, respectively.

Covenants

At September 30, 2024 and December 31, 2023, the Company was in compliance with all of its debt covenants.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15. Income Taxes

The following table sets forth the Company’s income tax provision for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)

Income before taxes	$47,683	$63,637	$145,802	$130,014
Income tax provision	7,254	14,025	23,674	27,160
Income before equity in losses of unconsolidated affiliate	$40,429	$49,612	$122,128	$102,854
Income tax provision as a percentage of income before income taxes	15.2%	22.0%	16.2%	20.9%

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

Note 16. Stockholders' Equity

Share Buyback Program

Pursuant to the Company’s existing share buyback program, the Company purchased 797,038 and 1,004,326 shares of its common stock, during the three and nine months ended September 30, 2024, for total consideration of $35.0 million and $43.5 million, respectively. The Company purchased 1,072,041 and 1,338,757 shares of its common stock during the three and nine months ended September 30, 2023, for total consideration of $50.0 million and $58.1 million, respectively.

The Company’s Board of Directors authorized a $50.0 million increase to the Company’s share buyback program in June 2024, and an additional $50.0 million increase in November 2024, which is expected to continue for an indefinite period of time. Since the inception of the program, the Company’s Board of Directors has authorized a total of $385.0 million in the share buyback program. The primary goal of the program is to offset dilution created by the Company’s equity compensation programs.

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

As of September 30, 2024, the Company reserved an aggregate of 7,817,319 shares of common stock for future issuance under the Amended 2015 Plan.

2014 Employee Stock Purchase Plan

As of September 30, 2024, the Company has issued 1,246,323 shares of common stock under the ESPP and 753,677 shares of its common stock remain available for issuance under the ESPP.

In May 2024, the Company issued 54,189 shares at a purchase price of $35.98 per share under the ESPP. For the three and nine months ended September 30, 2024, the Company recorded ESPP expense of $0.2 million and $0.9 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded ESPP expense of $0.2 million and $0.8 million, respectively.

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

The weighted-averages for key assumptions used in determining the fair value of options granted are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Average volatility	—%	40.2%	41.3%	41.4%
Average risk-free interest rate	—%	4.4%	4.2%	4.1%
Weighted-average expected life in years	—	6.3	6.2	6.2
Dividend yield rate	—%	—%	—%	—%

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of option activity under all plans for the nine months ended September 30, 2024, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2023	7,762,298	$19.70
Options granted	642,985	46.27
Options exercised	(1,611,117)	13.66
Options forfeited	(21,138)	35.10
Options expired	—	—
Outstanding as of September 30, 2024	6,773,028	$23.61	5.12	$168,760
Exercisable as of September 30, 2024	4,968,365	19.02	3.97	$146,600
Vested and expected to vest as of September 30, 2024	6,617,113	23.24	5.04	$167,346
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s stock for those awards that have an exercise price below the estimated fair value at September 30, 2024.

For the three and nine months ended September 30, 2024, the Company recorded expense of $2.7 million and $9.0 million, respectively, related to stock options granted under all plans. For the three and nine months ended September 30, 2023, the Company recorded expense of $2.2 million and $7.5 million, respectively, related to stock options granted under all plans.

Information relating to option grants and exercises is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands, except per share data)
Weighted-average grant date fair value per share	$—	$21.49	$21.89	$16.76
Intrinsic value of options exercised	6,218	5,628	48,381	24,544
Cash received from options exercised	3,332	2,277	9,154	12,015
Total fair value of the options vested during the period	111	167	9,815	8,887

A summary of the status of the Company’s non-vested options as of September 30, 2024, and changes during the nine months ended September 30, 2024, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2023	2,076,355	$12.68
Options granted	642,985	21.89
Options vested	(893,539)	10.98
Options forfeited	(21,138)	16.19
Non-vested as of September 30, 2024	1,804,663	16.76

As of September 30 2024, there was $21.3 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.6 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to four years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until vested. The RSUs do not have any voting or dividend rights prior to the issuance of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period using the straight-line method. For the three and nine months ended September 30, 2024, the Company recorded total expenses of $2.7 million and $8.8 million, respectively, related to RSU awards granted under all plans. For the three and nine months ended September 30, 2023, the Company recorded expenses of $2.2 million and $7.3 million, respectively, related to RSU awards granted under all plans.

As of September 30, 2024, there was $22.6 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.6 years and will be adjusted for future changes in estimated forfeitures.

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
	Total RSUs	Value of RSUs
	Issued	Issued(1)
		(in thousands)
RSUs outstanding at December 31, 2023	920,376
RSUs granted	303,788	$14,060
RSUs forfeited	(9,620)
RSUs vested(2)	(388,668)
RSUs outstanding at September 30, 2024	825,876
(1)	The total fair market value is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 147,959 shares of common stock were surrendered to fulfill tax withholding obligations.

Share-based Compensation Expense

The Company recorded share-based compensation expense, which is included in the Company’s condensed consolidated statement of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)
Cost of revenues	$1,133	$1,004	$4,583	$3,868
Operating expenses:
Selling, distribution, and marketing	249	213	777	649
General and administrative	3,710	2,975	11,239	9,323
Research and development	504	452	2,137	1,780
Total share-based compensation	$5,596	$4,644	$18,736	$15,620

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the three and nine months ended September 30, 2024 were approximately $0.6 million and $2.0 million, respectively, compared to the prior year expense of $0.5 million and $1.7 million for the three and nine months ended September 30, 2023, respectively.

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

The liability under the plan is based on a discount rate of 3.25% as of September 30, 2024 and December 31, 2023. The liability is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.8 million and $2.6 million at September 30, 2024 and December 31, 2023, respectively. The Company recorded an immaterial amount of expense under the plan for each of the three and nine months ended September 30, 2024 and 2023.

Non-qualified Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan obligations are payable upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants began contributing to the plan in January 2020. The plan assets were valued at approximately $9.4 million and $6.8 million as of September 30, 2024 and December 31, 2023, respectively. The plan liabilities were valued at approximately $9.8 million and $7.1 million as of September 30, 2024, and December 31, 2023, respectively. The plan assets and liabilities are included in other long-term assets and other long-term liabilities, respectively, on the Company’s condensed consolidated balance sheets.

Note 18. Commitments and Contingencies

Purchase Commitments

As of September 30, 2024, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $95.9 million.

Note 19. Related Party Transactions

Investment in Hanxin Pharmaceutical Technology, Co., Ltd.

The Company has an 11.5% ownership in Hanxin Pharmaceutical Technology Co., Ltd, or Hanxin, that is accounted for as an equity method investment. The Company maintains a seat on Hanxin’s board of directors, and Henry Zhang, the

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

son of Dr. Jack Zhang, is an equity holder, the general manager, and the chairman of the board of directors of Hanxin. Additionally, Dr. Mary Luo and Dr. Jack Zhang, have an ownership interest in Hanxin through an affiliated entity. As a result, Hanxin is a related party.

Contract manufacturing agreement with Hanxin

The Company, has various contract manufacturing agreements with Hanxin and its subsidiaries, whereby Hanxin will develop several active pharmaceutical ingredients and finished products for the Chinese market and will engage the Company to manufacture the products on a cost-plus basis.

During the three and nine months ended September 30, 2024, the Company recognized $0.1 million and $0.5 million, respectively, of revenue from manufacturing services provided to Hanxin. During the three and nine months ended September 30, 2023, the Company recognized an immaterial amount of revenue from manufacturing services provided to Hanxin. As of September 30, 2024, the Company had $0.4 million of receivables from Hanxin.

Contract Research Agreement with Hanxin

In July 2022, the Company entered into a three-year contract research agreement with Hanxin, a related party, whereby Hanxin will develop Recombinant Human Insulin Research Cell Banks, or RCBs, for the Company and license the RCBs to the Company subject to a fully paid, exclusive, perpetual, transferable, sub-licensable worldwide license. Hanxin will also perform scale-up manufacturing process development using the RCBs for the Company.

During the three months ended September 30, 2024, the Company did not have any payments under the amended agreement and during the nine months ended September 30 2024, the Company paid $0.2 million under the amended agreement. During the three and nine months ended September 30, 2023, the Company paid $0.4 million and $1.0 million, respectively, under the amended agreement. As of September 30, 2024, the Company had an immaterial amount payable to Hanxin.

Supply Agreement with Letop

In November 2022, the Company, entered into a supply agreement with Nanjing Letop Biotechnology Co., Ltd., or Letop, which is considered a related-party due to an ownership stake of Henry Zhang. Under the terms of the supply agreement Letop will manufacture and deliver chemical intermediates to the Company on a cost-plus basis. The agreement is effective for three years and the total cost of the agreement shall not exceed $1.5 million, with payments adjusted based on the then current exchange rates.

During the three and nine months ended September 30, 2024, the Company paid an immaterial amount under this agreement. During the three months ended September 30, 2023, the Company did not have any payments under this agreement. During the nine months ended September 30, 2023, the Company paid $0.7 million, under this agreement. As of September 30, 2024, the Company did not have any amounts payable to Letop.

Primatene MIST® Distribution agreement with Hong Kong Genreach Limited

In August 2024, the Company entered into a distribution agreement with Hong Kong Genreach Limited, or Genreach, a wholly owned subsidiary of Hanxin, a related party. Per the terms of the agreement, the Company has appointed Genrearch as the exclusive distributor to market and sell Primatene MIST® in Mainland China, Taiwan, Hong Kong, and Macau in the Greater China region. Genreach will be responsible for obtaining any and all regulatory approvals in the region for Primatene MIST®.

The term of the agreement is ten years, with both parties having termination rights without cause after the completion of the second contract year.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 20. Litigation

Employment Litigation

On April 15, 2024, a former employee (“Plaintiff”) initiated an employment litigation against Amphastar and IMS by filing a complaint, as amended, having individual and class action claims for alleged violations of the California Labor Code pertaining to wage and hour, and other state laws. This complaint was filed in the Superior Court of California for the County of Los Angeles. In the complaint, the Plaintiff is seeking damages and related remedies under California Law, as well as various penalty payments under the California Labor Code. The Company intends to vigorously defend itself against the class action complaint.

On June 20, 2024, a former employee (“Plaintiff”) initiated an employment litigation against Amphastar, IMS and Roth Staffing Companies L.P. by filing a complaint having individual and class action claims for alleged violations of the California Labor Code pertaining to wage and hour, and other state laws. This complaint was filed in the Superior Court of California for the County of Los Angeles. In the complaint, the Plaintiff is seeking damages and related remedies under California Law, as well as various penalty payments under the California Labor Code. The Company intends to vigorously defend itself against the complaint.

Albuterol sulfate Inhalation Aerosol Patent Litigation

On July 25, 2024, Teva Branded Pharmaceutical Products R&D, Inc. (“Teva Branded”), Norton (Waterford) Ltd. (“Norton”), and Teva Pharmaceuticals USA, Inc. (“Teva USA”), collectively referred to as (“Plaintiff”) filed a Complaint in the United States District Court for the District of Delaware (“Delaware Court”) against the Company for infringement of U.S. Patent No. 9,463,289, with regard to Amphastar’s ANDA No. 212447, for approval to manufacture and sell generic version of ProAir® HFA (albuterol sulfate) Inhalation Aerosol. On October 21, 2024, Plaintiff amended its complaint against the Company to include additional claims for infringement of U.S. Patent No. 9,808,587 and 10,561,808, with regard to Amphastar’s ANDA No. 212447, for approval to manufacture and sell generic version of ProAir® HFA (albuterol sulfate) Inhalation Aerosol. The Company intends to vigorously defend this patent lawsuit.

Other litigation

The Company is subject to various claims, arbitrations, investigations, and lawsuits from time to time arising in the ordinary course of business. In addition, third parties may, from time to time, assert claims against the Company in the forms of letters and other communications. Currently, the Company is subject to a lawsuit for a property and casualty claim, for which it has recorded an estimated liability of $6.0 million within accounts payable and other accrued liabilities on the condensed balance sheet as of September 30, 2024. This estimated liability is fully covered by the Company’s insurance policies. The $6.0 million insurance recovery related to this claim is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet as of September 30, 2024.

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

Macroeconomic Trends and Uncertainties

Recent uncertain macroeconomic conditions and worldwide events, including extended periods of heightened inflation, fluctuating interest rates and instability in the financial systems, ongoing geopolitical conflicts such as the Russia-Ukraine and Middle East conflicts, as well as rising healthcare costs continue to pose challenges to our business.

See the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, for further discussion of the potential adverse impact of unfavorable global and geopolitical economic conditions on our business, results of operations and financial conditions.

Recent Developments

BAQSIMI® Acquisition

In connection with the acquisition of BAQSIMI® in June 2023, we entered into a Transition Service Agreement, or the TSA, with Eli Lilly & Company, or Lilly, pursuant to which Lilly agreed, for a period of time not to exceed 18 months to provide certain services to us to support the transition of the BAQSIMI® operations, including with respect to the conduct of certain clinical, regulatory, medical affairs, and commercial sales channel activities. Revenues from the sales of BAQSIMI® under the TSA with Lilly during the transition period were recognized on a net basis, similar to a royalty arrangement. The impact of this revenue recognition method resulted in lower reported revenues relative to the revenue that would have been reported had we recognized gross revenues from sales of BAQSIMI®.

Throughout 2024, we assumed distribution responsibilities from Lilly to our customers in the United States, which comprises approximately 80% of BAQSIMI® worldwide revenues, as well as certain other countries. As a result, we started recognizing gross revenues and cost of revenues from the sales of BAQSIMI® in these countries, which is classified as product revenue, net and cost of revenue, respectively on the condensed consolidated statement of operations. The assumption of distribution in countries outside the United States will occur on a country-by-country basis once the marketing authorizations for each territory have been transferred to us, we have set up distribution agreements, and we have obtained sufficient inventory.

For more information regarding our acquisition of BAQSIMI®, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 3. BAQSIMI® Acquisition.”

Business Segments

As of September 30, 2024, our performance is assessed and resources are allocated based on the following two reportable segments: (1) finished pharmaceutical products and (2) Active Pharmaceutical Ingredient, or API, products. The finished pharmaceutical products segment manufactures, markets and distributes BAQSIMI®, Primatene MIST®, epinephrine, glucagon, phytonadione, lidocaine, enoxaparin, naloxone, as well as various other critical and non-critical care drugs. The API segment manufactures and distributes Recombinant Human Insulin, or RHI API, and porcine insulin API for external customers and internal product development. Information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision maker. Factors used to identify our segments include markets, customers and products.

For more information regarding our segments, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 6. Segment Reporting.”

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Net revenues

	Three Months Ended
	September 30,		Change
	2024	2023	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$187,357	$147,665	$39,692	27%
API	1,462	4,190	(2,728)	(65)%
Total product revenues, net	188,819	151,855	36,964	24%
Other revenues	2,395	28,701	(26,306)	(92)%
Total net revenues	$191,214	$180,556	$10,658	6%
Cost of revenues
Finished pharmaceutical products	$84,208	$66,867	$17,341	26%
API	5,065	5,286	(221)	(4)%
Total cost of revenues	$89,273	$72,153	$17,120	24%
Gross profit	$101,941	$108,403	$(6,462)	(6)%
as % of net revenues	53%	60%

The increase in net revenues of the finished pharmaceutical products for the three months ended September 30, 2024 was due to the following changes:

	Three Months Ended
	September 30,		Change
	2024	2023	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
BAQSIMI®	$40,409	$—	$40,409	N/A
Glucagon	26,792	29,514	(2,722)	(9)%
Primatene MIST®	26,055	24,834	1,221	5%
Epinephrine	21,341	20,199	1,142	6%
Lidocaine	15,884	15,522	362	2%
Phytonadione	11,721	7,449	4,272	57%
Enoxaparin	5,615	7,702	(2,087)	(27)%
Naloxone	4,037	4,715	(678)	(14)%
Other finished pharmaceutical products	35,503	37,730	(2,227)	(6)%
Total finished pharmaceutical products net revenues	$187,357	$147,665	$39,692	27%

Product Revenues, net

Throughout 2024, we assumed distribution responsibilities for BAQSIMI® from Lilly to our customers in the United States, and certain other countries. As a result, $40.4 million of our third quarter BAQSIMI® sales were recognized separate from the cost of revenues, similar to our other products. During the third quarter of 2024, while the Company was transitioning from Lilly labeled product to Amphastar labeled product, our supplier was unable to supply Amphastar labeled product in 14 European countries on a timely basis, which limited sales by approximately $2.0 million to $3.0 million.

For more information, see “Part I – Item 1. Financial Statements – Notes to the Condensed Consolidated Financial Statements – Note 4. Revenue Recognition.”

Primatene MIST® sales increased primarily due to an increase in unit volumes. The increase in sales of epinephrine was primarily due to sales of epinephrine pre-filled syringes in Canada, which we began this quarter. The increase in sales of phytonadione was primarily driven by an increase in unit volume, as a result of an increase in demand. The decrease in sales of glucagon was due to a decrease in unit volumes as a result of a move to ready to use glucagon products such as BAQSIMI®, as well as a decrease in average selling price. The decrease in sales of enoxaparin and naloxone was primarily due to a decrease in unit volumes. The decrease in other finished pharmaceutical products was primarily due to lower unit sales of atropine and calcium chloride, as a result of other suppliers returning to their historical distribution levels. This decrease was partially offset by higher unit volumes of sodium bicarbonate due to an increase in capacity at our subsidiary, International Medication Systems, Limited, as well as the launch of albuterol in August 2024. Between $2.0 million and $4.0 million in sales expected to be recognized in the third quarter were not recognized due to delayed shipments caused by the aftermath of Hurricane Helene. Revenues for these shipments are expected to be recognized in the fourth quarter.

We anticipate that sales of naloxone and enoxaparin will continue to fluctuate in the future due to competitive dynamics. We also anticipate that sales of epinephrine and other finished pharmaceutical products will continue to fluctuate depending on the ability of our competitors to supply market demands.

Sales of API primarily depend on the timing of customer purchases, and will be lower for the next two years because MannKind, our largest RHI customer, is in the process of qualifying our upgraded RHI, which uses our internally produced inclusion bodies made at AFP. Until they complete this process, we anticipate sales of RHI will be at levels lower than historical.

Other Revenues

Other revenues include the portion of BAQSIMI® sales made by Lilly on our behalf under the TSA which amounted to $2.4 million and $28.7 million during the three months ended September 30, 2024 and 2023, respectively, based on total BAQSIMI® sales of $6.4 million and $48.7 million, respectively, as reported to us by Lilly, which was recognized on a net basis, similar to a royalty arrangement. The BAQSIMI® sales made by Lilly on our behalf under the TSA have decreased throughout 2024, due to our assumption of distribution responsibilities for BAQSIMI® from Lilly to our customers in the United States, and certain other countries. We recognized these sales within product net revenues.

Backlog

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. As of September 30, 2024, we experienced an immaterial amount of backlog for various products, primarily as a result of competitor shortages and supplier constraints. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross margins

The decrease in gross margins during the three months ended September 30, 2024, is primarily due to an increase in labor costs and certain component costs, as well as charges included in cost of revenues to adjust our inventory and related purchase commitments to their net realizable value. As a result of the TSA with Lilly, the portion of revenues relating to BAQSIMI® sales made by Lilly on our behalf are reported on a net basis, similar to a royalty arrangement with no amount reported as cost of revenues. Therefore, in the prior year, BAQSIMI® sales did not have any associated cost of revenues, which increased the gross margins.

The decrease in gross margins was partially offset by an increase in sales of Primatene MIST® and epinephrine, which are higher-margin products.

We are currently experiencing increased costs for labor as well as certain APIs and purchased components. However, we believe that this trend will be offset longer term by increased sales of our higher-margin products, including BAQSIMI®, Primatene MIST®, vasopressin, ganirelix, and albuterol, and new products we anticipate launching.

Selling, distribution and marketing, and general and administrative

	Three Months Ended
	September 30,		Change
	2024	2023	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$8,995	$6,407	$2,588	40%
General and administrative	$14,821	$12,654	$2,167	17%

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

Research and development

	Three Months Ended
	September 30,		Change
	2024	2023	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$7,768	$7,007	$761	11%
Pre-launch inventory	222	460	(238)	(52)%
Clinical trials	9	673	(664)	(99)%
FDA fees	34	45	(11)	(24)%
Materials and supplies	5,852	3,664	2,188	60%
Depreciation	3,278	2,452	826	34%
Other expenses	3,914	2,363	1,551	66%
Total research and development expenses	$21,077	$16,664	$4,413	26%

The increase in research and development expenses is primarily due to an increase in expenditure on raw materials and components for our insulin pipeline products, as well as an increase in salary and personnel-related expenses. This was partially offset by a decrease in clinical trial expense, due to the timing of clinical trials.

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

Non-operating income (expenses), net

	Three Months Ended
	September 30,		Change
	2024	2023	Dollars	%

	(in thousands)
Non-operating income (expenses)
Interest income	$2,427	$1,202	$1,225	102%
Interest expense	(6,698)	(13,702)	7,004	(51)%
Other income (expenses), net	(5,094)	3,459	(8,553)	(247)%
Total non-operating income (expenses), net	$(9,365)	$(9,041)	$(324)	4%

The change in non-operating income (expenses), net is primarily a result of:

●	An increase in interest income resulting from an increase in cash and investments.

●	A decrease in interest expense was primarily due to the $250.0 million repayment of the principal balance of the Wells Fargo Term Loan in September 2023, along with the write-off of the associated unamortized debt issuance costs related to the Term Loan in 2023.

●	A change to Other income (expenses), net primarily as a result of foreign currency fluctuation, as well as mark-to-market adjustments relating to our interest rate swap contracts during the three months ended September 30, 2024.

Income tax provision

	Three Months Ended
	September 30,		Change
	2024	2023	Dollars	%

	(in thousands)
Income tax provision	$7,254	$14,025	$(6,771)	(48)%
Effective tax rate	15%	22%

Our effective tax rate for the three months ended September 30, 2024 decreased in comparison to the three months ended September 30, 2023, primarily due to differences in pre-tax income positions and timing of discrete tax items. For more information regarding our income taxes, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 15. Income Taxes.”

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

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net revenues

	Nine Months Ended
	September 30,		Change
	2024	2023	Dollars	%

	(in thousands)
Net revenues
Finished pharmaceutical products	$519,147	$426,541	$92,606	22%
API	6,689	11,048	(4,359)	(39)%
Total product revenues, net	525,836	437,589	88,247	20%
Other revenues	19,608	28,701	(9,093)	(32)%
Total net revenues	$545,444	$466,290	$79,154	17%
Cost of revenues
Finished pharmaceutical products	$236,433	$192,500	$43,933	23%
API	21,804	18,809	2,995	16%
Total cost of revenues	$258,237	$211,309	$46,928	22%
Gross profit	$287,207	$254,981	$32,226	13%
as % of net revenues	53%	55%

The increase in net revenues of the finished pharmaceutical products for the nine months ended September 30, 2024, was due to the following changes:

	Nine Months Ended
	September 30,		Change
	2024	2023	Dollars	%

	(in thousands)
Finished pharmaceutical products net revenues
BAQSIMI®	$85,106	$—	$85,106	N/A
Glucagon	82,700	82,486	214	0%
Epinephrine	75,392	57,004	18,388	32%
Primatene MIST®	73,077	64,837	8,240	13%
Lidocaine	41,457	43,174	(1,717)	(4)%
Phytonadione	31,998	33,017	(1,019)	(3)%
Enoxaparin	17,984	25,441	(7,457)	(29)%
Naloxone	12,124	14,774	(2,650)	(18)%
Other finished pharmaceutical products	99,309	105,808	(6,499)	(6)%
Total finished pharmaceutical products net revenues	$519,147	$426,541	$92,606	22%

Product Revenues, net

Throughout 2024, we assumed distribution responsibilities for BAQSIMI ® from Lilly to our customers in the United States, and certain other countries. As a result, $85.1 million of our BAQSIMI® sales for the nine months ended September 30, 2024, are recognized separate from the cost of revenues, similar to our other products.

For more information, see “Part I – Item 1. Financial Statements – Notes to the Condensed Consolidated Financial Statements – Note 4. Revenue Recognition.”

The increase in sales of epinephrine was primarily due to an increase in unit volumes, as a result of an increase in demand caused by other supplier shortages. Primatene MIST® sales increased primarily due to an increase in unit volumes. The decrease in sales of enoxaparin and naloxone was primarily due to a decrease in unit volumes. The decrease in other finished pharmaceutical products was primarily due to lower unit sales of atropine and calcium chloride, as a result of other suppliers returning to their historical distribution levels, as well as lower unit sales of medroxyprogesterone, as our API supplier discontinued making the active ingredient, which resulted in a halt of sales of medroxyprogesterone after the third quarter of 2023. Subsequently, we qualified our subsidiary, ANP, to manufacture this API, and in September 2024, we re-launched the product. This decrease was partially offset by higher unit volumes of dextrose and sodium bicarbonate due to an increase in demand caused by other supplier shortages, as well as the launch of albuterol in August 2024.

We anticipate that sales of naloxone and enoxaparin will continue to fluctuate in the future due to competitive dynamics. We also anticipate that sales of epinephrine and other finished pharmaceutical products will continue to fluctuate depending on the ability of our competitors to supply market demands.

Sales of API primarily depend on the timing of customer purchases, and will be lower for the next two years because MannKind, our largest RHI customer, is in the process of qualifying our upgraded Recombinant Human Insulin, or RHI, which uses our internally produced inclusion bodies made at AFP. Until they complete this process, we anticipate sales of RHI will be at levels lower than historical.

Other Revenues

Other revenues include the portion of BAQSIMI® sales made by Lilly on our behalf under the TSA which amounted to $19.6 million and $28.7 million during the nine months ended September 30, 2024 and 2023, respectively, based on total BAQSIMI® sales of $38.6 million and $48.7 million, respectively, as reported to us by Lilly, which was recognized on a net basis, similar to a royalty arrangement. The BAQSIMI® sales made by Lilly on our behalf under the TSA have decreased throughout 2024, due to our assumption of distribution responsibilities for BAQSIMI® from Lilly to our customers in the United States, and certain other countries. We recognized these sales within product net revenues.

Gross margins

The decrease in gross margins during the nine months ended September 30, 2024, is primarily due to an increase in depreciation and amortization expenses related to the acquired BAQSIMI® assets, an increase in labor costs and certain component costs, as well as charges included in cost of revenues to adjust our inventory and related purchase commitments to their net realizable value. As a result of the TSA with Lilly, the portion of revenues relating to BAQSIMI® sales made by Lilly on our behalf are reported on a net basis, similar to a royalty arrangement with no amount reported as cost of revenues. Therefore, in the prior year, BAQSIMI® sales did not have any associated cost of revenues, which increased the gross margins.

The decrease in gross margins was partially offset by the increase in sales of Primatene MIST® and epinephrine, which are higher-margin products.

We are currently experiencing increased costs for labor as well as certain APIs and purchased components. However, we believe that this trend will be offset longer term by increased sales of our higher-margin products, including BAQSIMI®, Primatene MIST®, vasopressin, ganirelix, albuterol, and new products we anticipate launching.

Selling, distribution and marketing, and general and administrative

	Nine Months Ended
	September 30,		Change
	2024	2023	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$27,378	$20,234	$7,144	35%
General and administrative	$43,782	$38,418	$5,364	14%

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

Research and development

	Nine Months Ended
	September 30,		Change
	2024	2023	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$23,898	$21,653	$2,245	10%
Pre-launch inventory	222	460	(238)	(52)%
Clinical trials	292	3,430	(3,138)	(91)%
FDA fees	1,333	142	1,191	NM
Materials and supplies	12,334	13,556	(1,222)	(9)%
Depreciation	9,206	7,282	1,924	26%
Other expenses	8,487	6,799	1,688	25%
Total research and development expenses	$55,772	$53,322	$2,450	5%

The increase in research and development expenses is primarily due to an increase in salary and personnel-related expenses, as well as an increase in FDA filing fees as we filed the ANDA for AMP-018 in the second quarter of 2024.

This was partially offset by a decrease in clinical trials expense, as well as a decrease in materials and supply expense, as a result of a ramp-up of expenses in 2023 for our insulin and inhalation pipeline products.

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

Non-operating income (expenses), net

	Nine Months Ended
	September 30,		Change
	2024	2023	Dollars	%

	(in thousands)
Non-operating income (expenses)
Interest income	$8,320	$3,156	$5,164	164%
Interest expense	(23,918)	(17,702)	(6,216)	35%
Other income (expenses), net	1,125	1,553	(428)	(28)%
Total non-operating income (expense), net	$(14,473)	$(12,993)	$(1,480)	11%

The change in non-operating income (expenses), net is primarily a result of:

●	An increase in interest income resulting from an increase in cash and investments.

●	An increase in interest expense resulting from the Term Loan used to finance the acquisition of BAQSIMI®, as well as the 2029 Convertible Notes, which we entered into in the second half of 2023. For more information regarding our debt, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 14. Debt.”

●	A change to Other income (expenses), net primarily as a result of foreign currency fluctuation, as well as mark-to-market adjustments relating to our interest rate swap contracts during the nine months ended September 30, 2024.

Income tax provision

	Nine Months Ended
	September 30,		Change
	2024	2023	Dollars	%

	(in thousands)
Income tax provision	$23,674	$27,160	$(3,486)	(13)%
Effective tax rate	16%	21%

Our effective tax rate for the nine months ended September 30, 2024 decreased in comparison to the nine months ended September 30, 2023, primarily due to the timing of discrete tax items partially offset by differences in pre-tax income positions. For more information regarding our income taxes, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 15. Income Taxes.”

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

As of September 30, 2024, our foreign subsidiaries collectively held $9.5 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

Working capital increased $122.7 million to $386.9 million at September 30, 2024, compared to $264.2 million at December 31, 2023.

Cash Flows from Operations

The following table summarizes our cash flows used in operating, investing, and financing activities for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$184,362	$159,639
Investing activities	(89,252)	(546,067)
Financing activities	(47,111)	501,176
Effect of exchange rate changes on cash	(179)	(44)
Net increase in cash, cash equivalents, and restricted cash	$47,820	$114,704

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $184.4 million for the nine months ended September 30, 2024, which included net income of $121.6 million. Non-cash items comprised primarily of $47.8 million of depreciation and amortization, which includes $21.0 million related to depreciation of property, plant and equipment; $18.5 million related to amortization of product rights, trademarks and patents; $3.0 million related to amortization of operating lease right-of-use assets; $5.3 million related to amortization of discounts, premiums, and debt issuance costs; and share-based compensation expense of $18.7 million.

Additionally, for the nine months ended September 30, 2024, there was a net cash outflow from changes in operating assets and liabilities of $6.0 million, which resulted primarily from an increase in accounts receivables, an increase in inventories, as well as an increase in prepaid expenses and other assets, which was partially offset by an increase in accounts payable and accrued liabilities. The increase in accounts receivables was primarily due to the increase in sales. The increase in inventories was primarily due to the increased purchases of certain raw materials and components. Accounts payable and accrued liabilities increased primarily due to the increase in accrued customer fees and rebates associated with BAQSIMI® sales, as we continue to assume distribution responsibilities for BAQSIMI® from Lilly to our customers in the United States and certain other countries.

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

Investing Activities

Net cash used in investing activities was $89.3 million for the nine months ended September 30, 2024, primarily due to the payment of $129.0 million relating to the BAQSIMI® acquisition, $28.6 million in purchases of property, plant, and equipment, which included $10.2 million incurred in the United States, $2.4 million in France, and $15.9 million in China. This was partially offset by a net cash inflow of $71.0 million from sales and purchases of investments during the period.

Net cash used in investing activities was $546.1 million for the nine months ended September 30, 2023, primarily as a result of $506.4 million relating to the BAQSIMI® acquisition, $28.7 million in purchases of property, plant, and equipment, which included $19.5 million incurred in the United States, $1.7 million in France, and $7.5 million in China.

Financing Activities

Net cash used in financing activities was $47.1 million for the nine months ended September 30, 2024, primarily as a result of $43.5 million used to purchase treasury stock and $8.2 million used to settle share-based compensation awards under our equity plan and for tax payments related to the net share settlement of options exercised. Additionally, we made $8.1 million in principal payments on our long-term debt, primarily as a result of paying off the mortgage loan with East West Bank. This was partially offset by $13.6 million of net proceeds from borrowings on our line of credit in China.

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

From July 15 through July 19, 2024, our Armstrong facility in Canton, Massachusetts was subject to a pre-approval inspection by the FDA. The inspection included review of compliance of our analytical laboratory with FDA regulations to support one of our pending applications. The inspection resulted in several observations on Form 483. We responded to those observations. We believe that our response to the observations will satisfy the requirements of the FDA and that no significant further actions will be necessary.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. RISK FACTORS

Except as noted below, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

The facilities we use for our headquarters, laboratory and research and development activities are located in earthquake-prone areas of California. A significant percentage of the facilities we use for our manufacturing, packaging, warehousing, distribution and administration offices are also located in these areas. Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. Additionally, we currently rely on third parties whose operations may be disrupted by natural disasters. For example, the aftermath of Hurricane Helene caused us to experience delays in shipments of certain products.

If a natural disaster, power outage or other event occurred that prevented us or the third parties upon whom we depend from using all or a significant portion of our facilities, that damaged critical infrastructure, such as our or third parties’ manufacturing facilities, or that otherwise disrupted operations of ours or those of third parties, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans.

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

Since September 2015, UBS Bank USA, or UBS, has made extensions of credit up to the amount of $8.0 million to Applied Physics & Chemistry Laboratories, Inc., or APCL, which is controlled by Jack Y. Zhang and Mary Z. Luo. In May 2019, the credit amount was increased to $11.0 million. Since February 2017, UBS Group AG, or UBS AG, has also provided an extension of credit up to the amount of $8.0 million to APCL. In 2021, the outstanding UBS AG credit line was transferred to UBS’s Utah location due to an organizational change and in June 2024, the credit line with UBS was increased to $11.9 million. As of September 30, 2024, the total outstanding UBS combined credit lines were $11.9 million. The UBS credit lines are secured by a pledge of 400,000 shares of our common stock currently held by APCL. Interest on the loans accrues at market rates. UBS has an unlimited and unilateral right to call each of the credit lines for any reason whatsoever.

In October 2017, East West Bank, or East West, entered into an agreement with Drs. Zhang and Luo whereby East West would loan them up to $5.0 million. In March 2023, East West amended the loan to increase the loan amount to $8.0 million. As of September 30, 2024, the loan is secured by a pledge of 500,000 shares of our common stock held by Dr. Zhang. Interest on the loan accrues at market rates. East West has acceleration rights to protect itself in the event of a default.

In June 2024, Cathay Bank entered into an agreement with APCL and Dr. Luo, whereby Cathay Bank would loan them up to $20.0 million. As of September 30, 2024, the loan is secured by a pledge of 1,000,000 shares of our common stock held by APCL and Dr. Luo. Interest on the loan accrues at market rates. Cathay Bank has acceleration rights to protect itself in the event of a default.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock.

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
July 1 - July 31, 2024	277,955	$39.55	277,955	—
August 1 - August 31, 2024	247,158	44.48	247,158	—
September 1 - September 30, 2024	271,925	47.64	271,925	—
(1)	On June 3, 2024, we announced that our Board of Directors authorized an increase of $50.0 million to our share buyback program. As of September 30, 2024, $42.0 million remained available for repurchase under such program. The share buyback program does not have an expiration date.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Distribution Agreement by and between Armstrong Pharmaceuticals, Inc. and Hong Kong Genreach Limited, dated August 28, 2024

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of pursuant to Rule 13a-14(a) or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover Page Interactive File (Formatted as Inline XBRL and contained in Exhibit 101)
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

*

Certain confidential information contained in this exhibit was omitted by means of marking such portions with brackets because the identified confidential information (i) is not material and (ii) is of the type that the registrant treats as private or confidential. In addition, certain schedules (or similar attachments) have been omitted from this exhibit pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ JACK Y. ZHANG
Jack Y. Zhang
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 7, 2024