Form 10-K
period 2024-12-31
Amphastar Pharmaceuticals, Inc.
filed 2025-03-03
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of Common Stock on such date as reported by Nasdaq Global Select Market, was approximately $1,197,767,120. Shares of common stock known to be held by directors, executive officers and holders of 5% or more of the outstanding common stock of the registrant are not included in the computation. No determination has been made that such persons are “affiliates” of the registrant for any other purpose.

At February 25, 2025, there were 47,650,121 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year to which this report relates in connection with its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Amphastar Pharmaceuticals, Inc.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements relate to future events or future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the sales and marketing of our products;
●	our ability to successfully acquire and integrate assets;
●	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;
●	our business and operations in general, including: adverse impacts of the Russia-Ukraine and Middle East conflicts and challenging macroeconomic conditions and market uncertainty on our business, financial condition, operations, cash flows and liquidity;
●	our ability to attract, hire, and retain highly skilled personnel;
●	interruptions to our manufacturing and production as a result of natural catastrophic events or other causes beyond our control such as power disruptions, pandemics, wars, terrorist attacks or other events;
●	the timing and likelihood of U.S. Food and Drug Administration, or the FDA, approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;
●	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;
●	cost and delays resulting from the extensive pharmaceutical regulations to which we are subject;
●	our ability to compete in the development and marketing of our products and product candidates;
●	our expectations regarding the business of our Chinese subsidiary, Amphastar Nanjing Pharmaceuticals, Ltd., or ANP;
●	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;
●	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our active pharmaceutical ingredient, or API, customers;
●	the effects of reforms in healthcare regulations and reductions in pharmaceutical pricing, reimbursement and coverage;
●	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;
●	the amount of price concessions or exclusion of suppliers adversely affecting our business;
●	variations in intellectual property laws, our ability to establish and maintain intellectual property protection for our products and our ability to successfully defend our intellectual property in cases of alleged infringement;
●	the implementation of our business strategies, product development strategies and technology utilization;
●	the potential for exposure to product liability claims;
●	our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions, divestitures or investments, including the anticipated benefits of such acquisitions, divestitures or investments;
●	our ability to expand internationally;
●	economic and industry trends and trend analysis;

●	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
●	the impact of trade tariffs, export or import restrictions, or other trade barriers;
●	the impact of Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate including the potential for drug price controls;
●	the impact of global and domestic tax reforms;
●	the timing for completion and the validation of the new construction at our ANP and Amphastar facilities;
●	the timing and extent of share buybacks; and
●	our financial performance expectations, including our expectations regarding our backlog, revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability.

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

In March 2023, the FDA approved our naloxone hydrochloride nasal spray 4mg, REXTOVYTM, utilizing our proprietary device, which we launched in May 2024.

In June 2023, we completed our acquisition of BAQSIMI®, the first and only nasally administered glucagon for the treatment of severe hypoglycemia in people with diabetes, and it is currently available in the United States and 26 international markets.

In May 2024, the FDA approved our Albuterol Sulfate Inhalation Aerosol, which we launched in August 2024.

For the years ended December 31, 2024, 2023, and 2022, we recorded net revenues of $732.0 million, $644.4 million, and $499.0 million, respectively. We recorded net income of $159.5 million, $137.5 million, and $91.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

We are currently developing a portfolio of generic abbreviated new drug applications, or ANDAs, biologics license applications, or BLAs, including biosimilar insulin product candidates and proprietary product candidates, which are in various stages of development and target a variety of indications. Four of the ANDAs are currently on file with the FDA.

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

●	Injectable market. Based on a December 2024 IQVIA National Sales Perspective Report, the U.S. injectable drug market in 2024 was over $390 billion. Our generic development, including interchangeable biosimilar portfolio, is targeting opportunities in over $7 billion of this market. The injectable market requires highly technical manufacturing capabilities and compliance with strict current Good Manufacturing Practice, or cGMP, requirements, which create high barriers to market entry. Due to these high barriers to market entry, there are a limited number of companies with the technology and experience needed to manufacture injectable products. There have also been a number of quality issues over the past several years that have disrupted the ability of certain injectable manufacturers to produce sufficient product quantity to meet market demand. As such, the supply of injectables has been constrained, even as demand for injectable products has continued to increase.
●	Inhalation market. Based on a December 2024 IQVIA National Sales Perspective Report, the U.S. inhalation drug market in 2024 was approximately $27 billion. Our generic development portfolio is targeting opportunities in over $1.3 billion of this market. Inhalation drug therapy is used extensively to treat respiratory conditions such as asthma and chronic obstructive pulmonary disease. The MDI is the most widely used device to deliver inhalation therapies. It uses pressurized gas, historically chlorofluorocarbons, or CFCs, and more recently HFAs, to release its dose when the patient activates the device. The DPI, which does not rely on a propellant, is also widely used. As in the case of injectables, there are significant technical barriers to manufacturing inhalation products. The evolution of inhalation delivery technologies from nebulizers and CFCs to HFAs and DPIs has required manufacturers of inhalation products to re-formulate their products, which in many cases may require technical engineering capabilities, additional regulatory approvals and modified delivery devices. Additionally, the development of generic HFA and DPI products requires bioequivalence studies for FDA approval.

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

efficiencies, accelerated product development, improved supply chain control, more flexibility in responding to market demands, and internal control over product quality.
●	Experienced management team with deep scientific expertise. Our management team has a successful track record in product development, project management, quality assurance, acquisitions, sales and marketing and has established relationships with our key customers, partners, and suppliers. Our research and development leadership has deep expertise in areas including pharmaceutical formulation, process development, in vivo and in vitro studies, analytical chemistry, physical chemistry, drug delivery, and clinical research. We believe that our scientific and technical expertise, coupled with our management team’s business, legal, regulatory, and business development experience, will enable us to successfully expand our position with respect to our current products and establish a meaningful market position for our product candidates.

Our Strategy

We aim to be an industry leader in developing, manufacturing, and marketing technically challenging injectable, inhalation and intranasal pharmaceutical products. To achieve this goal, we are pursuing the following key strategies:

●	Diversify our revenues by commercializing our product candidates. Assuming we successfully develop and obtain regulatory approvals, we plan to commercialize our product candidates and diversify our revenue sources. We have over 20 product candidates in various stages of development, including generic ANDAs or New Drug Applications, or NDAs, biosimilar product candidates, and proprietary product candidates. We also expect to expand our internal sales and marketing capabilities and, in some cases, enter into strategic alliances with other pharmaceutical companies to drive market penetration for our product candidates.
●	Focus on complex generic product opportunities. We believe that we have significant opportunities for growth driven by our technical expertise in developing generic product candidates with high technical barriers to market entry. We believe that if these product candidates are commercialized, they are likely to face less competition than less technically challenging generic products, which may enable us to earn higher margins for a longer period of time. We believe generic competition for these products will likely be limited because of challenges in product development, manufacturing, or sourcing raw materials or APIs.
●	Develop proprietary products. We currently have four proprietary product candidates at various stages of development, targeting a broad range of indications. We believe that proprietary products tend to face less competition than generic products due to market exclusivity, intellectual property protection, and other barriers to entry. For these reasons, we believe that our proprietary products will provide us with the opportunity for higher margins and long-term revenue growth.
●	Leverage our vertically integrated infrastructure to drive operational efficiencies. We believe our vertically integrated infrastructure provides significant benefits, including better operating efficiencies, accelerated product development, and internal control over product quality. Our ability to manufacture APIs allows us to develop products that other companies may not focus on due to the uncertainty of API supply. In addition, our vertically integrated infrastructure, including our research and development capabilities, allows us to conduct technically challenging studies in-house. We believe this vertically integrated infrastructure has led and will continue to lead to a competitive portfolio of products and product candidates.
●	Target and integrate acquisitions of pharmaceutical companies, products, and technologies. We have a demonstrated ability to identify, acquire and integrate pharmaceutical companies, products, and technologies to complement our internal product development capabilities. Companies we have acquired include, amongst others, (1) International Medication Systems, Limited, or IMS, (2) Armstrong Pharmaceuticals, Inc., or Armstrong, (3) Nanjing Puyan Pharmaceutical Technology Co., Ltd. (which we renamed Amphastar Nanjing Pharmaceuticals Co., Ltd.), or ANP, and (4) Merck Sharpe & Dohme’s, or Merck’s, API Manufacturing Business in Éragny-sur-Epte, France, in connection with which, we established our French subsidiary, Amphastar France Pharmaceuticals, S.A.S., or AFP. Products we have acquired include BAQSIMI®, Cortrosyn®, and Primatene® MIST. We believe that our scientific and managerial expertise and our integration experience have improved the quality of the product lines and companies that we have acquired, which has had, and we believe will continue to have, a positive effect on our results of operations.

Our Technical Capabilities

We develop, manufacture, market, and sell generic and proprietary products that utilize injectable, inhalation, and intranasal delivery systems. We also manufacture and sell insulin API.

●	Injectable. Our injectable product technologies enable us to develop and manufacture generic and proprietary injectables in liquid, lyophilized, suspension, and emulsion forms, as well as the use of pre-filled syringes to facilitate safety and convenience to users. We have multiple injectable manufacturing facilities that include aseptic filling lines dedicated to the sterile production of injectable products. Additionally, we maintain compliance with cGMP regulations, which has enabled us to obtain regulatory approvals and support commercial supply.
●	Inhalation and Intranasal. We are focused on developing a broad range of generic and proprietary inhalation and intranasal products utilizing various delivery technologies. We have expertise in formulating HFA-based MDIs and DPIs, as well as packaging our inhalation drugs in blister packs and other forms that can be used to load our products into various inhalation devices. As with our injectable products, we maintain compliance with cGMP regulations, which we believe will enable us to obtain regulatory approvals and support commercial supply. Additionally, we have extensive formulation and clinical experience in developing complex formulations that can be administered by intranasal delivery.

We have advanced capabilities that enable us to develop technically challenging products.

●	Characterization of complex molecules. Complex molecule characterization includes determining physicochemical properties, biological activity, immunochemical properties, and purity. Such characterization is important in developing a generic product that is considered the same as a reference drug product, which in turn allows the generic drug developer to demonstrate such “sameness” to the FDA, which ultimately allows for interchangeability with the reference drug product. Complex drugs typically have large molecules composed of a mixture of molecules that differ very slightly from one another. These slight variances make such complex molecules difficult to characterize. We have developed analytical tools that have enabled us to characterize complex molecules in our products and product candidates. We believe that we have the technology to develop a variety of additional analytical tools that will enable us to characterize other complex molecules, including peptide and protein-based products.
●	Immunogenicity. The ability of an antigen to elicit immune responses is called immunogenicity. Unwanted immunogenicity, which is strongly linked with peptide and protein drug products, occurs when a patient mounts an undesired immune response against drug therapy. As a result, the FDA has signaled that they may require immunogenicity studies as part of the new pathway for biosimilars and biogenerics. In the past, the FDA has required these studies to approve products with complex molecules. We have gained expertise in immunogenicity by performing immunogenicity studies in connection with the FDA approval process for our enoxaparin product. We believe that our experience conducting these complex immunogenicity studies will be of primary importance in our future efforts to develop complex molecules, biosimilar, and biogeneric product candidates.
●	Peptide and protein product development and production. The development of peptide and protein drug products utilizes our characterization technology, immunogenicity studies, synthetic capabilities, recombinant DNA, or rDNA, and API manufacturing technology. We have experience using rDNA manufacturing technology, including the genetic engineering of host cells, fermentation to promote cell culture growth, and isolation and purification of the desired protein from the cell culture. Testing is required to ensure that only the desired protein is included in the finished product through each step. We believe that this technology will allow us to develop protein and peptide drug products. In December 2020, we received the first-ever FDA approval for a generic version of Glucagon for Injection Emergency Kit. The FDA determined our approved peptide product to be bioequivalent and therapeutically equivalent to the reference listed drug, which has rDNA origin.

●	Particle engineering. Particle engineering is important in the field of pulmonary drug delivery as there is a direct relationship between the properties of a particle and its absorption by the lungs. We believe our expertise and technology, which applies to particle engineering and physical chemistry, allow us to engineer particles’ size, shape, surface smoothness and distribution to develop inhalation products that are more easily dispersed through targeted areas. We believe this expertise will allow us to formulate difficult-to-disperse inhalation products and demonstrate the sameness of the reference-listed drugs to the FDA.
●	Sustained-release. We have developed technology to improve drug delivery through sustained-release injectable products. Our sustained-release technology aims to create products that require less dosing frequency, which we believe can lead to diminishing fluctuations of drug concentrations in a patient’s bloodstream that would otherwise require more frequent dosing. We plan to use our sustained-release technology to develop generic and proprietary products.
●	Novel formulation. We have the capability to develop novel formulations to enhance drug delivery. For certain intranasal medications, novel formulations might be required to increase the drug’s absorption rate to deliver the medication safely and efficiently. We plan to use our novel formulation with our intranasal epinephrine and other proprietary products.

Pharmaceutical Products

Our Marketed Products

We currently manufacture and sell over 25 products. The following is a description of products in our existing portfolio.

BAQSIMI® (glucagon) nasal powder 3mg

BAQSIMI®, a dry nasal spray used in an emergency for the treatment of severe hypoglycemia in people with diabetes ages four years and above, is the first and only nasally administered glucagon. It is compact, portable and ready to use in a single, fixed 3mg dose.

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

Enoxaparin

Enoxaparin is a difficult to manufacture injectable form of low molecular weight heparin, which is used as an anticoagulant, and has multiple indications, including the prevention and treatment of deep vein thrombosis. Enoxaparin is difficult to produce in part because the API is not easily manufactured. We manufacture the API for our enoxaparin product and perform all subsequent manufacturing of the finished product in-house.

Naloxone

We sell two versions of naloxone injections for the emergency treatment of known or suspected opioid overdose. We also sell REXTOVYTM, our prescription naloxone nasal spray product delivered using our proprietary device, which is intended to be used for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression.

Other Marketed Products

Other pharmaceutical products that we currently market include the following:

●	Cortrosyn® (cosyntropin for injection), a lyophilized powder that is indicated for use as a diagnostic agent in the screening of patients with adrenocortical insufficiency;
●	Amphadase®, a bovine-sourced hyaluronidase injection that is used as an adjuvant in subcutaneous fluid administration for achieving hydration, to increase absorption and dispersion of other injected drugs, and in subcutaneous urography for improving absorption of radiopaque agents;
●	Epinephrine injection, indicated for emergency treatment of allergic reactions, including anaphylaxis, and to increase mean arterial blood pressure in adult patients with hypotension associated with septic shock;
●	Lidocaine jelly, a local anesthetic product used primarily for urological procedures;
●	Lidocaine topical solution, a local anesthetic used for a variety of procedures;
●	Phytonadione injection, an injection of Vitamin K1 that is used for newborn babies;
●	Our portfolio of emergency syringe products, including critical care drugs such as atropine, calcium chloride, dextrose, epinephrine, lidocaine, and sodium bicarbonate, are provided in pre-filled syringes and are designed for emergency use in hospital settings;
●	Morphine injection in prefilled syringe, pain management product indicated for use with Patient Controlled Analgesia (PCA) pumps;
●	Lorazepam injection, a sedative used prior to surgery and medical procedures;
●	Neostigmine methylsulfate injection, a cholinesterase inhibitor used in the treatment of myasthenia gravis and to reverse the effects of muscle relaxants such as gallamine and tubocurarine;
●	Isoproterenol hydrochloride injection, indicated for multiple uses, including mild or transient episodes of heart block that do not require an electric shock or pacemaker therapy;
●	Ganirelix Acetate Injection, indicated for the inhibition of premature luteinizing hormone surges in women undergoing controlled ovarian hyperstimulation; and
●	Vasopressin, indicated to increase blood pressure in adults with vasodilatory shock who remain hypotensive despite fluids and catecholamines.
●	Regadenoson, a pharmacologic stress agent indicated for radionuclide myocardial perfusion imaging in patients unable to undergo adequate exercise stress.
●	Albuterol Sulfate inhalation aerosol, indicated for the treatment or prevention of bronchospasm in patients four years of age and older with reversible obstructive airway disease.

APIs

We manufacture and sell two API products, Recombinant Human Insulin, or RHI API, and porcine insulin API, as part of our vertical integration strategy by targeting certain finished products for the injectable insulin market. However, we also sell RHI API and porcine insulin API to third parties, which helps fund our vertical integration strategy.

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

Biosimilar Product Candidates

Our biosimilar pipeline, with a particular emphasis on interchangeable insulin analogs, targets a high-demand diabetes care sector. Our planned filings use in-house developed technical platforms while navigating a complex regulatory environment with our goal to obtain interchangeable designations.

We are applying our technology platforms to develop product candidates in our biosimilar portfolio, including three interchangeable insulin product candidates: Insulin Aspart (AMP-004), Recombinant Human Insulin (AMP-005) and Insulin Degludec (AMP-025). Developed to meet stringent bioequivalence standards, these candidates are expected to support our vision to effectively and efficiently meet the needs of our target markets.

Additionally, we are developing a biosimilar product outside of our insulin portfolio, AMP-028. This product is expected to leverage our API facilities to participate in a large market without any interchangeable biosimilars.

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

With respect to our proprietary pipeline strategy, we currently have proprietary drug candidates at various development stages that leverage our various technical capabilities including:

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

BAQSIMI® Acquisition

On June 30, 2023, we completed our acquisition of BAQSIMI®, the first and only nasally administered glucagon for the treatment of severe hypoglycemia in people with diabetes and which is currently available in 26 international markets.

In connection with the acquisition of BAQSIMI® in June 2023, we entered into a Transition Service Agreement, or TSA, with Eli Lilly & Company, or Lilly, pursuant to which Lilly agreed to provide certain services to us to support the transition of BAQSIMI® operations, including with respect to the conduct of certain clinical, regulatory, medical affairs, and commercial sales channel activities. Over the course of 2024, we assumed responsibility of these activities from Lilly on a country-by-country basis. As of January 1, 2025, the TSA has been completed and we distribute and manage the BAQSIMI® supply chain in all countries where it is available.

The acquisition of BAQSIMI®, builds upon our commercial intranasal product portfolio, provides us with a branded product with growing sales and strong gross margins, and expands our international footprint into 26 new countries. For more information see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3. BAQSIMI® Acquisition.”

Research and Development

As of December 31, 2024, we had 322 employees dedicated to research and development with expertise in areas such as pharmaceutical formulation, process development, toxicity studies, analytical, synthetic, and physical chemistry, drug delivery, device development, equipment and engineering, clinical research statistical analysis, etc. Our focus on developing products with high barriers to market entry requires a significant investment in research and development, including clinical development. In particular, developing proprietary products that are reformulations of existing proprietary compounds often requires clinical trials to gain regulatory approval, and we have a team dedicated to designing and managing clinical trials. We have successfully completed several clinical trials for some of our product candidates and are in the process of planning clinical trials for other product candidates under development.

Backlog

A significant portion of our customer shipments in any fiscal year relates to orders received and shipped in that fiscal year, generally resulting in a low product backlog relative to total shipments at any time. We had no significant backlog as of December 31, 2024. Historically, our backlog has not been a meaningful indicator of our ability to achieve any particular level of overall revenue or financial performance.

Manufacturing and Facilities

Our manufacturing facilities are located in Rancho Cucamonga and South El Monte, California; Canton, Massachusetts; Éragny-sur-Epte, France; and Nanjing, China. We own or lease a total of 68 buildings at six locations in the United States, France and China, that comprise 2.4 million square feet of manufacturing, research and development, distribution, packaging, laboratory, office and warehouse space. Our facilities are regularly inspected by the FDA in connection with our product approvals, and we believe that all of our facilities are being operated in material compliance with the FDA’s cGMP regulations.

We continue to expand our facility in Nanjing, China, and expect further significant investment in this facility.

Our API manufacturing facility in Éragny-sur-Epte, France, manufactures porcine insulin API, RHI API, and the API for our AMP-028 biosimilar candidate, and we expect to continue the current site activities.

We believe that our current manufacturing capacity is adequate for the near term. However, we are planning to increase capacity at our plant in Rancho Cucamonga, CA which will allow us to eventually quadruple the number of units produced at this facility. We are also increasing the capacity of our inhalation facility in Canton, MA and our insulin API production facility at ANP.

Raw Material and Other Suppliers

We depend on suppliers for raw materials, APIs and other components that are subject to stringent FDA requirements. In some cases, we obtain raw materials, components or APIs used in certain of our products from single sources. Currently, we obtain API for certain of our other marketed products from single sources. If we experience difficulties acquiring sufficient quantities of required materials or products from our existing suppliers, or if our suppliers are found to be non-compliant with the FDA’s quality system regulation, or QSR, cGMPs or other applicable laws or regulations, we would be required to find alternative suppliers. Obtaining the required regulatory approvals to use alternative suppliers may be a lengthy and uncertain process during which we could lose sales. If our primary suppliers become unable or unwilling to perform, we could experience protracted delays or interruptions in the supply of materials that would ultimately delay our manufacturing of products for commercial sale, which could materially and adversely affect our development programs, commercial activities, operating results and financial condition.

We depend on contract manufacturing organizations, or CMOs, for the supply of BAQSIMI® which are subject to stringent FDA requirements. If our CMOs experience difficulties in acquiring sufficient quantities of required materials or products from their existing suppliers or if our CMOs are found to be non-compliant with the FDA’s or other regulatory agencies quality system regulation, cGMP, or other applicable laws or regulations, we would be required to find alternative CMOs. Obtaining the required regulatory approvals to use alternative CMOs may be a lengthy and uncertain process during which we could lose sales. If our CMOs become unable or unwilling to perform, we could experience protracted delays or interruptions in the supply of BAQSIMI® which could materially and adversely affect our commercial activities, operating results and financial conditions.

If our suppliers or our CMOs encounter problems during manufacturing, establishing additional or replacement suppliers for these materials may take a substantial period of time, as suppliers must be approved by the FDA. Further, a significant portion of our raw materials may be available only from foreign sources, which are subject to the risks of doing business abroad.

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

Similarly, on December 27, 2020, the American Innovation in Manufacturing Act of 2020, or AIM Act, was enacted. The AIM Act directs the United States Environmental Protection Agency to address usage of hydrofluorocarbons, or

HFC, by reducing production and consumption of certain HFCs. One of our products, Primatene MIST®, utilizes HFCs subject to the AIM Act’s reduction mandate. Moreover, many of our inhalation pipeline assets use HFCs subject to the AIM Act’s reduction mandate. There can be no assurance that we will be able to acquire adequate supplies of HFCs for current and future commercialization of our products as a result of the AIM Act or other similar statutes and regulations. Moreover, changes to the ingredients of our proprietary and generic products require FDA approval and there can be no assurance that we will be able to obtain such approval or the timing of such approval.

ANP currently manufactures heparin sodium for our enoxaparin product, isoproterenol, hyaluronidase, and medroxyprogesterone for Amphastar’s current products, and we plan to have ANP manufacture APIs and starting materials for APIs for certain other products and product candidates.

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

The following table provides information regarding the percentage of our net revenues that is derived from each of our major customers and partners:

	% of Net Revenues
	Year Ended
	December 31,
	2024	2023	2022
McKesson Corporation	25%	25%	22%
Cencora Inc.	20%	20%	23%
Cardinal Health, Inc.	19%	15%	17%
Lilly	3%	8%	—

Our marketing department is responsible for establishing and maintaining contracts and relationships with the group purchasing organizations, distributors, retailers, wholesalers and our sales force is focused on promoting BAQSIMI® and Primatene MIST® with healthcare professionals. One or more of our proprietary product candidates may require deployment of a sales force either directly or through a strategic partner.

Competition

We face and will face significant competition for our products and product candidates from pharmaceutical companies that focus on proprietary and generic injectable and inhalation markets such as Pfizer, Inc., BPI Labs, Lupin Pharmaceuticals, Inc., Viatris Inc., Fresenius Kabi USA, Apotex Corp, American Regent Inc., Hikma Pharmaceuticals USA, Inc., Par Pharmaceuticals, Cipla USA Inc., Meitheal Pharmaceuticals, Dr. Reddy’s Laboratories, Inc., Xeris Pharmaceuticals, Medefil Inc., Accord Healthcare, and Teva Pharmaceutical USA Inc. Competition in the generic pharmaceutical industry has increased as producers of branded products have entered the business by creating generic drug subsidiaries, purchasing generic drug companies, or licensing their products to generic manufacturers prior to patent expiration and/or as their patents expire. Therefore, our competitors also include the innovator companies of our generic drug products. The presence of these current and prospective competitive products may have an adverse effect on our market share, revenue and gross profit from our products.

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

The Generic Drug User Fee Act, or GDUFA, was enacted by Congress in 2012 and was reauthorized as GDUFA II in 2017 and GDUFA III in 2022. GDUFA is designed to provide funding to the FDA to expedite timelines for the FDA’s review of ANDA applications. GDUFA funding is intended to increase the ability of the FDA to perform critical program functions and to reduce costs. Under the GDUFA, the FDA has specific goals for reviewing ANDA applications. For example, as part of GDUFA II and GDUFA III, the goal of the FDA is to complete the review of 90% of original ANDA applications within 10 months from filing of the ANDA. Under previous GDUFA authorizations, the average time for sponsors to obtain FDA approval of ANDAs was 32-34 months post-filing. As newer GDUFA reauthorizations occur in 5 year increments, it is expected that these ANDA timelines will also change.

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

ANDA approvals can also be delayed by orphan drug exclusivity, pediatric exclusivity and exclusivity for certain new antibiotic drugs. The FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for this type of disease or condition will be recovered from sales in the U.S. for that drug. Seven-year orphan drug exclusivity is available to a product that has orphan drug designation and that receives the first FDA approval for the indication for which the drug has such designation. Orphan drug exclusivity prevents approval of another application for the same drug, for the same orphan indication, for a period of seven years, regardless of whether the application is a full NDA or an ANDA, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Pediatric exclusivity, if granted, provides an additional six months to an existing exclusivity or statutory delay in approval resulting from a patent certification. This six-month exclusivity, which runs from the end of other exclusivity protection or patent delay, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued written request for such a study. The FFDCA also provides exclusivity for certain antibiotic drugs for serious or life-threatening infections that the FDA designates as “qualified infectious disease products.” This exclusivity extends other exclusivities for the same drug by five years, but does not extend patent-related delays in approval.

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

Once assigned CGT designation by the FDA, the FDA may take various actions to help expedite the development and review process. This includes priority granting and expediting review during Product Development and Pre-Submission Meetings, Mid-Review Cycle Meetings and providing for a more coordinated review of ANDA’s with CGT.

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

The Biosimilar Application Approval Process

The BPCIA, passed by Congress in 2010, amended the PHSA to create an abbreviated approval pathway for follow-on biologics. This approval pathway is available for “biosimilar” products, which are products that are highly similar to biologics that have been approved in BLAs under the PHSA notwithstanding minor differences in clinically inactive components. A biosimilar application must contain information demonstrating (1) biosimilarity to the reference product, (2) sameness of strength, dosage form, route of administration and mechanism(s) of action with the reference product (where known), (3) approval of the reference product for the indication(s) proposed for the biosimilar product and (4) appropriate manufacturing facilities. The FDA will approve the application based on a finding of biosimilarity or interchangeability with the reference product. A finding of biosimilarity must be based on (1) a demonstration that the products are “highly similar” notwithstanding minor differences in clinically inactive components, (2) animal studies, including an assessment of toxicity, and (3) a clinical study or studies (including an assessment of immunogenicity and pharmacokinetics or pharmacodynamics) sufficient to show the safety, purity and potency of the proposed product for one or more “appropriate” conditions of use for which licensure is sought and for which the reference product is licensed, unless the FDA waives a specific requirement. The definition of “biosimilar” requires that there be no clinically meaningful differences between the biosimilar and reference product with regard to safety, purity and potency.

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

The BPCIA amended the definition of biological product to include proteins (other than synthetic polypeptides). Applications for biological products, including proteins, must now be approved under the PHSA rather than under the FFDCA. The BPCIA provides a grandfather exception for biologics falling within a product class for which the FDA has approved an application under the FFDCA.

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

The BLA Approval Process

The BLA approval process is similar to the Full NDA approval process and generally involves:

●	completion of preclinical laboratory and animal testing in compliance with the FDA’s GLP regulations;
●	submission to the FDA of an IND for human clinical testing, which must satisfy the FDA and become effective before human clinical trials may begin;
●	performance of adequate and well-controlled human clinical trials to establish the efficacy of the proposed drug product for each intended use;
●	satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is produced to assess compliance with the FDA’s cGMP regulations; and
●	submission to and approval by the FDA of a BLA.

Combination Products

●	A combination product is a product comprising of two or more regulated components (e.g., a drug and device) that are combined into a single product, co-packaged, or sold separately but intended for co-administration, as evidenced by the labeling for the products. A drug that is administered using an inhaler is an example of a combination drug/device product.
●	The FDA is divided into various Centers, which each have authority over a specific type of product. NDAs are reviewed by personnel within the Center for Drug Evaluation and Research, or CDER, while device applications and premarket notifications are reviewed by the Center for Devices and Radiological Health, or CDRH. For biologic products, the BLAs are generally reviewed by personnel within the Center for the Biologic Evaluation and Research, or CBER. When reviewing a drug (biologic)/device combination product, the FDA must assign a lead Center to review the product, based on the combination product's primary mode of action, or PMOA, which is the single mode of a combination product that provides the most important therapeutic action of the combination product. The Center that regulates that portion of the product that generates the PMOA becomes the lead evaluator. If there are two independent modes of action, neither of which is subordinate to the other, the FDA makes a determination as to which Center to assign the product based on consistency with other combination products raising similar types of safety and effectiveness questions or to the Center with the most expertise in evaluating the most significant safety and effectiveness questions raised by the combination product.
●	When evaluating an application, a lead Center may consult other Centers and apply the standards that would be applicable but still retain complete reviewing authority, or it may collaborate with another Center, by which the Center assigns review of a specific section of the application to another Center, delegating its review authority for that section. Typically, the FDA requires a single marketing application submitted to the Center selected to be the lead evaluator, although the agency has the discretion to require separate applications to more than one Center. One reason to submit multiple applications is if the applicant wishes to receive some benefit that accrues only from approval under a particular type of application, like new drug product exclusivity. If multiple applications are submitted, each may be evaluated by a different lead Center.
●	Our inhalers, intranasal delivery systems, and prefilled syringes, which deliver a specific drug or biologic, are regulated by the FDA as combination products. We believe the combination products will be regulated by the FDA as a drug or biologic (and not a device) because the primary mode of action of the combination will be a drug (or biological) action. As such, we will need to submit a marketing application to the CDER (or CBER) for our inhalers or prefilled syringes that deliver a specific drug. CDRH will provide input to CDER (or CBER) on the device aspects of the combination. We can provide no assurance that any of our combination products will be approved by the FDA in a timely fashion, if at all.
●	Like their constituent products—e.g., drugs/biologics and devices—combination products are highly regulated and subject to a broad range of post marketing requirements including cGMPs, adverse event reporting, periodic reports, labeling and advertising and promotion requirements and restrictions, market withdrawal and recall.

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

Foreign Regulatory Requirements

Outside the United States, our ability to market a product is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union, or EU, registration procedures are available to companies wishing to market a product in more than one EU member state. The regulatory authority generally will grant marketing authorization if it is satisfied that we have presented it with adequate evidence of safety, quality and efficacy.

USDA Animal and Plant Health Inspection Service

USDA-APHIS regulates the importation of certain animals and animal-derived materials into the U.S. In particular, a USDA veterinary permit is required for importation of materials derived from animals or exposed to animal-source materials. Recently, USDA enhanced its African swine fever, or ASF, surveillance efforts, including restrictions on importation of pig-derived products from affected countries and testing for the ASF virus. While ASF does not affect human health, it is a highly contagious and deadly disease to local pig populations. ASF is currently widespread and endemic in various parts of Africa and Sardinia. In recent years, ASF has been reported in parts of the EU and in China, where the first cases of ASF were reported in August 2018. Complying with additional requirements, such as additional analytical data and documentation of processing flow, may be required for obtaining an import permit for certain materials from affected countries. Changes made to suppliers or sources of raw materials for drug products will require prior FDA approval, which would disrupt or delay the manufacturing of our products.

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

When an entity is determined to have violated the FCA, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $13,946 and $27,894 for each separate instance of a false claim, subject to adjustment for inflation. There are many potential bases for liability under the FCA. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the FCA to assert liability on the basis of inadequate care, kickbacks and other improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations of misrepresentations with respect to the services rendered. In addition, the federal government has prosecuted companies under the FCA in connection with off-label promotion of products. Our current and future activities relating to the reporting of wholesale or estimated retail prices of our products, the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products, and the sale and marketing of our products may be subject to scrutiny under these laws. While we are unaware of any current matters, we are unable to predict whether we will be subject to actions under the FCA or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

The Open Payment Act

The Physician Payment Sunshine Act, or the Open Payment Act, which was enacted as part of the Affordable Care Act, requires all pharmaceutical manufacturers that participate in Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of the Department of Health and Human Services payments or other transfers of value made in the previous year by that entity, or by a third party as directed by that entity, to covered recipients, including physicians (defined to include doctors of medicine and osteopathy, dentists, podiatrists, optometrists, and licensed chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as defined by law, or to third parties on behalf of such covered recipients, as well as ownership and investment interests held by physicians and their immediate family members. The payments and transfer of value required to be reported include the cost of meals provided to a physician, travel reimbursements and other transfers of value provided as part of contracted services, including speaker programs, advisory boards, consultation services and clinical trial services. The statute requires the federal government to make reported information available to the public. Failure to comply with the reporting requirements can result in significant civil monetary penalties ranging from $1,406 to $14,067 for each payment or other transfer of value that is not reported (up to a maximum per annual report of $211,008) and from $14,067 to $140,674 for each knowing failure to report (up to a maximum per annual report of $1,406,728). Additionally, there are criminal penalties if an entity intentionally makes false statements in such reports. We are subject to the Open Payment Act and the information we disclose may lead to greater scrutiny, which may result in modifications to established practices and additional costs. Additionally, similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering adopting similar laws requiring transparency of interactions with health care professionals.

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

In 2013, the federal Drug Supply Chain Security Act, or the DSCSA, became effective in the United States, mandating an industry-wide, national serialization system for pharmaceutical packaging with a ten-year phase-in process. By 2018, all manufacturers and re-packagers were required to mark each prescription drug package with a unique serialized code. Each of Amphastar and our U.S.-based subsidiaries is subject to or covered by DSCSA and is required to comply with such requirements. In addition, under the DSCSA, we are required to provide to downstream trading partners, serial number specific transaction details by May 2025, which has required additional modification to Amphastar and our U.S.-based subsidiaries’ manufacturing sites. Additionally, should any subsidiary that is not subject to or covered by the DSCSA become subject to or covered by the DSCSA, we may be required to modify our manufacturing sites to comply with the rules and regulations.

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

With respect to our existing generic products and generic product candidates, we primarily rely on trade secrets, unpatented proprietary know-how and continuing technological innovation to protect our products and technologies, especially where we do not believe patent protection is appropriate or obtainable. Although in some cases, we seek patent protection to preserve our competitive position, our current patent portfolio does not cover the majority of our existing products and product candidates. We own several U.S. and foreign patents covering processes and equipment used in the manufacture of a few of our products. The expiration dates of these patents range from 2025 to 2041. We also own several trademarks registered with the USPTO.

We currently own more than 100 issued patents globally, including several patents covering BAQSIMI®, U.S. Patent Number 10,213,487, which is listed in the U.S. FDA Orange Book, and we own a U.S. patent covering the HFA version of Primatene MIST®, U.S. Patent Number 8,367,734, which is listed in the U.S. FDA Orange Book. We have several patent applications that are currently pending. For our product candidates that are not intended to be generic products, we may seek to obtain patent rights or rely on trade secret protection. We may not be able to obtain patent or other forms of protection for inventions or other intellectual property developed by our officers, employees, or consultants because we might not have been the first to file or to invent the patentable technology or others may have independently developed similar or alternative technology.

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

Human Capital

As of December 31, 2024, we had 2,028 full-time employees in the United States, China, and France. Of these employees, approximately 150 employees hold post-graduate degrees. We consider our employees’ intellectual capital an essential driver of our business and key to our future prospects. None of our U.S. employees are subject to a collective bargaining agreement or represented by a trade or labor union.

The following table summarizes our employees by category and location:

	United States	China	France	Total
Manufacturing	1,049	93	98	1,240
QA/QC and Regulatory Affairs	187	75	33	295
Sales and Marketing	21	—	—	21
General and Administrative	107	20	23	150
Research and Development	269	48	5	322
Total employees	1,633	236	159	2,028

Talent Acquisition and Retention

We recognize that our employees largely contribute to our success. To this end, we support business growth by attracting and retaining best-in-class talent. Our talent acquisition team uses internal and external resources to recruit highly skilled candidates globally.

Total Rewards

Our total rewards philosophy recognizes the contributions of our workforce by offering competitive compensation and benefits packages. We provide employees with compensation packages that include base salary and annual incentive bonuses. Certain employees are also eligible for long-term equity awards. We also provide comprehensive employee benefits, which vary by country and region, such as life and health insurance, health savings accounts, paid time off, an Employee Stock Purchase Program, and a 401(k) plan.

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

Corporate Information

We incorporated in California under the name Amphastar Pharmaceuticals, Inc. in 1996 and merged our California corporation into Amphastar Pharmaceuticals, Inc., a newly formed Delaware corporation, in 2004. Our corporate offices are located at 11570 6th Street, Rancho Cucamonga, CA 91730. Our telephone number is (909) 980-9484. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. You can access our filings with the SEC by visiting http://www.amphastar.com. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is http://www.sec.gov.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as more fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

●	our success depends on our ability to develop and/or acquire and commercialize additional pharmaceutical products;
●	our BAQSIMI®, Primatene MIST®, glucagon, epinephrine, lidocaine, phytonadione, and enoxaparin products collectively represent a significant portion of our net revenues; if the sales volume or pricing of these products decline, or if we are unable to satisfy market demand for these products, this could have a material adverse effect on our business, financial position and results of operations;
●	our actual financial and operating results could differ materially from any expectations or guidance provided by us concerning future results;
●	our success depends on the integrity of our supply chain, including multiple single source suppliers, the disruption of which could negatively impact our business;
●	our ability to develop new products and additional revenue streams depends upon a variety of factors including being able to invest ongoing revenue and borrow funds or raise additional capital when needed;
●	we face significant competition in the pharmaceutical industry with respect to both our proprietary and generic drugs, which may result in others developing or commercializing products before or more successfully than we do, which could significantly limit our growth and materially and adversely affect our financial results;
●	health care providers may not be receptive to our products, particularly those that incorporate our proprietary drug delivery platforms;
●	sales of our products may be adversely affected by the continuing consolidation of our customer base;
●	we depend upon our key personnel, the loss of whom could adversely affect our operations. If we fail to attract and retain the talent required for our business, our business could be materially harmed;
●	our business may be adversely affected by challenging macroeconomic conditions globally;
●	because a portion of our manufacturing takes place in China, a significant disruption in the construction or operation of our manufacturing facility in China, political unrest in China, tariffs, impacts of outbreaks of health epidemics, or changes in social, political, trade, health, economic, environmental, or climate-related conditions or in laws, regulations and policies governing foreign trade could materially and adversely affect our business, financial condition and results of operations;
●	we may be exposed to product liability claims and may not be able to obtain or maintain adequate product liability insurance;
●	we are exposed to risks related to our international operations and failure to manage these risks may adversely affect our operating results and financial condition;
●	the FDA approval process is time-consuming and complicated, and we may not obtain the FDA approval required for a product within the timeline we desire, or at all; additionally, we may lose FDA approval and/or our products may become subject to foreign regulations;
●	the novel use of particle engineering or synthetic APIs for any of our product candidates, may not receive regulatory approval, and without regulatory approval we will not be able to market our product candidates;
●	if clinical studies for our product candidates are unsuccessful or significantly delayed, we will be unable to meet our anticipated development and commercialization timelines, which would have an adverse impact on our business;
●	if branded pharmaceutical companies are successful in limiting the use of generics through their legislative, regulatory and/or other efforts, our sales of generic products may suffer; and
●	our success depends on our ability to obtain, protect, and enforce our intellectual property.

Risks Relating to our Business and Industry

Our success depends on our ability to develop and/or acquire and commercialize additional pharmaceutical products.

Our financial results depend upon our ability to commercialize additional generic and proprietary pharmaceutical products, and whether our products are accepted by patients and physicians and are reimbursed by payers. Commercialization requires that we successfully and cost-effectively develop, test and manufacture or otherwise acquire both generic and proprietary products. All of our products must receive regulatory approval and meet (and continue to comply with) regulatory standards and requirements, including continued safety and efficacy standards. If health, safety, or environmental concerns arise with respect to a product, we may be forced to withdraw it from the market and be exposed to greater liability, including product liability lawsuits. For example, as a result of environmental concerns over the use of chlorofluorocarbons, or CFCs, the FDA, issued a final rule in 2009, that required the phase-out of the CFC formulation of our Primatene MIST® product by the end of 2011. As a result, in order to resume selling Primatene MIST® we had to develop a formulation of the product that uses hydrofluoroalkane, or HFA, as the propellant, and obtain FDA approval for the modified product, which took a significant amount of time and was not re-launched until December 2018. There can be no guarantee that our investment in research and development activities will result in FDA approval or produce commercially viable new products.

The development and commercialization process, particularly with respect to our proprietary products, is time-consuming, costly and involves a high degree of business risk. Our products currently under development, if and when fully developed and tested, may not perform as we expect. Necessary regulatory approvals may not be obtained in a timely manner, if at all, and we may not be able to produce and market such products successfully and profitably. For example, we filed an ANDA, for our enoxaparin product in March 2003, but FDA approval was not granted until September 2011 due to delays caused largely by the FDA’s requirement that we perform immunogenicity studies and the receipt of an FDA warning letter and FDA Import Alert by the supplier of the starting material for our enoxaparin product. Following FDA approval, we became involved in litigation with Momenta Pharmaceuticals, Inc. and Sandoz Inc., which further delayed the commercial launch of our enoxaparin product until January 2012. Delays in any part of the process, or our inability to obtain regulatory approval of our products, including litigation with competitors and regulatory compliance of our suppliers and contractors, could adversely affect our operating results by restricting or delaying our introduction of new products, which could adversely impact our ability to market a prospective product. The FDA and similar regulatory agencies may change or impose new regulatory requirements on our products, which could require us to perform additional studies, expand additional resources on regulatory compliance, or delay our commercialization plan. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially and adversely affected, and the market value of our common stock could decline.

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

Sales from our BAQSIMI® product that we acquired in June 2023 represented 20% and 8% of our total net revenues for the years ended December 31, 2024 and 2023, respectively. Sales from our Primatene MIST® product represented 14%, 14%, and 17% of our total net revenues for the years ended December 31, 2024, 2023, and 2022, respectively. Sales from our glucagon product, represented 15%, 18% and 11% of our total net revenues for the years ended December 31, 2024, 2023 and 2022, respectively. Sales from our epinephrine product represented 13%, 13%, and 15% of our total net revenues for the years ended December 31, 2024, 2023, and 2022, respectively. Sales from our lidocaine products represented 8%, 9%, and 11% of our total net revenues for the years ended December 31, 2024, 2023, and 2022, respectively. Sales from our phytonadione product represented 6%, 7%, and 10% of our total net revenues for the years ended December 31, 2024, 2023, and 2022, respectively, and sales of our enoxaparin product represented 3%, 5%, and 7% of our total net revenues for the years ended December 31, 2024, 2023, and 2022, respectively. We have experienced declining revenue from enoxaparin and some of our other existing products in the past. If the sales volume or pricing of enoxaparin continues to decline, or if the sales volume or pricing of lidocaine and phytonadione declines, or if we are unable to satisfy market demand for these products, our business, financial position and results of operations could be materially and adversely affected, and the market value of our common stock could decline. For example, our enoxaparin product continues to see increased competition in the market, which could result in declining per unit prices as well as lower market share due to intense pricing competition in the pharmaceutical industry. We have experienced significant declines in the per unit pricing and gross margins attributable to our enoxaparin product since its commercial launch. Our BAQSIMI®, Primatene MIST®, glucagon, epinephrine, lidocaine, phytonadione, and enoxaparin products could be rendered obsolete or negatively impacted by numerous factors, many of which are beyond our control, including:

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

Developing a single product in the pharmaceutical industry is a very expensive proposition with no certainty of regulatory clearance or commercial success. Considerable amounts are invested into the research and development process. Our research and development expense was $73.9 million, $73.7 million, and $74.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. As noted elsewhere herein, ongoing revenue from current operations is a critical component of being able to adequately fund ongoing research and development efforts in our product pipeline. We may also fund our research and development using borrowed funds or funds raised through the capital markets. Our ability to obtain such funds on favorable terms, if at all, may be affected by market volatility, changes in the interest rate environment and general economic instability. If any one, or all, of these sources become unavailable, our research and development projects may become delayed or negatively impacted.

Our success depends on the integrity of our supply chain, including multiple single source suppliers, the disruption of which could negatively impact our business.

Some of our products are the result of complex manufacturing processes, and some require highly specialized raw materials, and BAQSIMI® relies on CMOs. Because our business requires outsourcing in some instances, we are subject to inherent uncertainties related to product safety, availability and security. For some of our key raw materials, components and APIs used in certain of our products, we have only a single, external source of supply, and alternate sources of supply may not be readily available.

For example, in 2009, we purchased heparin USP as the starting material for producing our enoxaparin product exclusively from a single source supplier and, in 2009, this supplier received a warning letter from the FDA and was the subject of an FDA Import Alert. The resulting shortage of heparin USP resulted in significant delays to the FDA approval process for our enoxaparin product. There are no guarantees our supplier will not receive warning letters in the future or that we will be able to replace this single source supplier with an alternate supplier on a commercially reasonable and timely basis, or at all, to prevent a shortage of heparin USP. Subsequently, we received FDA approval to make heparin USP from crude heparin using processes at our ANP and IMS facilities. In 2023, our API supplier for medroxyprogesterone discontinued making the active ingredient, which resulted in a halt in sales of the product after the third quarter of 2023. We were only able to relaunch this product in September 2024 following FDA qualification of our subsidiary ANP to manufacture this API. In the future, it is possible that our suppliers will receive warning letters from the FDA and be unsuccessful in their efforts to address the issues raised in such warning letters on a timely basis, or at all, or may discontinue production of raw materials, components or APIs used in our products or product candidates and would result in delays in commercialization and/or manufacturing of our products or product candidates if FDA approval for such products or product candidates is received. Furthermore, we may be unable to replace such supplier with an alternate supplier on a commercially reasonable and timely basis, or at all.

If we fail to maintain relationships with our current suppliers, including our CMOs, we may not be able to complete development, commercialization or marketing of our products, which would have a material and adverse effect on our business. Third-party suppliers may not perform as agreed, may discontinue production, or may terminate their agreements with us. For example, because these third parties provide materials to a number of other pharmaceutical companies, they may experience capacity constraints or choose to prioritize one or more of their other customers over us. Any significant problem that our suppliers experience could delay or interrupt our supply of materials until the supplier cures the problem or until we locate, negotiate for, validate and receive FDA approval for an alternative source of supply, if one is available. In the near term, we do not anticipate that the FDA will approve alternative sources to back up our primary suppliers. Therefore, if our primary suppliers become unable or unwilling to manufacture or deliver materials, we could experience protracted delays or interruptions in the supply of materials. This would ultimately delay our manufacture of products for commercial sale, which could materially and adversely affect our development programs, commercial activities, operating results and financial condition.

Additionally, any failure by us to forecast demand for, or to maintain an adequate supply of, the raw material and finished product could result in an interruption in the supply of certain products and a decline in sales of that product.

Underutilization of our manufacturing capacity could negatively impact our gross margins.

We have invested significantly in our manufacturing capacity in order to vertically integrate our business, contain the costs of raw materials and reduce the risks imposed by relying on third-party single source suppliers. We currently own and operate facilities that manufacture raw materials and APIs for our products and product candidates and those of our customers and partners, including insulin API for MannKind. However, if market demand decreases or if market supply surpasses demand, whether because of macroeconomic factors, pharmaceutical industry volatility, or deficiencies specific to our customers, we may not be able to reduce manufacturing expenses or overhead costs proportionately. For example, a significant portion of our manufacturing capacity in our facility in Éragny-sur-Epte, France is utilized for the manufacturing of insulin API for MannKind, and a significant portion of our manufacturing capacity in Rancho Cucamonga is utilized for the manufacture of enoxaparin. We have amended our supply agreement with MannKind, or the Supply Agreement and our option purchase agreement with MannKind, or the Option Agreement, multiple times to modify and extend the annual minimum purchase commitments under the Supply Agreement and the Option Agreement. This lowers the annual minimum quantities and lowers the production levels at AFP. Mannkind will not be purchasing RHI for the next two years as they are in the process of qualifying our upgraded RHI, which uses our internally produced inclusion bodies made at AFP.

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

We face and will face significant competition for our products and product candidates from pharmaceutical companies that focus on proprietary and generic injectable and inhalation markets such as Pfizer, Inc., BPI Labs, Lupin Pharmaceuticals, Inc., Viatris Inc., Fresenius Kabi USA, Apotex Corp., American Regent, Inc., Hikma Pharmaceuticals USA Inc., Par Pharmaceuticals, Cipla USA Inc., Meitheal Pharmaceuticals, Dr. Reddy’s Laboratories, Inc., Xeris Pharmaceuticals, Medefil Inc., Accord Healthcare, and Teva Pharmaceuticals USA Inc. Competition in the generic pharmaceutical industry has increased as producers of branded products have entered the business by creating generic drug subsidiaries, purchasing generic drug companies, or licensing their products to generic manufacturers prior to patent expiration and/or as their patents expire.

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

We may not be able to generate sufficient cash flow or revenue to pay the principal and interest on our debt. In addition, upon the occurrence of an event of default, our lenders, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes. An event of default includes our failure to pay any amount due and payable under the loan agreements, the occurrence of a material adverse change in our business as defined in the loan agreements, our breach of any covenant in the loan agreements, subject to a grace period in some cases, or an involuntary insolvency proceeding. Additionally, a lender could exercise its lien on substantially all of our assets and our future working capital, borrowings or equity financing may not be available to repay or refinance any such debt.

We may not have sufficient cash to settle conversions of the 2029 Convertible Notes in cash, to repurchase the 2029 Convertible Notes upon a fundamental change, or to repay the principal amount of the 2029 Convertible Notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2029 Convertible Notes.

Holders of the 2029 Convertible Notes will have the right to require us to repurchase all or a portion of the 2029 Convertible Notes upon the occurrence of a fundamental change, as defined in the indenture governing the 2029 Convertible Notes, or the Indenture, before the applicable maturity date at a repurchase price equal to 100% of the principal amount of such 2029 Convertible Notes to be repurchased, plus accrued and unpaid interest or special interest, if any, as described in the Indenture. In addition, upon conversion of the 2029 Convertible Notes, we will be required to settle a portion or all of the conversion obligation in respect of the 2029 Convertible Notes being converted in cash, as described in the Indenture. Moreover, we will be required to repay the 2029 Convertible Notes in cash at their maturity unless earlier converted, redeemed or repurchased. However, we may not have enough available cash on hand or be able to obtain financing at the time we are required to make repurchases of the 2029 Convertible Notes surrendered therefor or pay cash with respect to the 2029 Convertible Notes being converted or at their respective maturity.

In addition, our ability to repurchase the 2029 Convertible Notes or to pay cash upon conversions of the 2029 Convertible Notes or at their maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the 2029 Convertible Notes at a time when the repurchase is required by the Indenture or to pay cash upon the conversion of the 2029 Convertible Notes or at their maturity as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. Moreover, the occurrence of a fundamental change under the Indenture could constitute an event of default under any such agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, which would have a material adverse effect on our business, results of operations and financial condition.

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

The Hatch-Waxman amendments to the Federal Food, Drug, and Cosmetic Act, or FFDCA, provide for a period of 180 days of generic marketing exclusivity for any applicant that is first-to-file an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to the corresponding brand drug, which we refer to as a Paragraph IV certification. The holder of an approved ANDA containing a Paragraph IV certification that is successful in challenging the applicable brand drug patent(s) is often able to price the applicable generic drug to yield relatively high gross margins during this 180-day marketing exclusivity period, however, there is no certainty that we will be the first-to-file and granted the 180-day marketing exclusivity period or, if we are granted the 180-day marketing exclusivity period, that we will not forfeit such period. In addition, ANDAs that contain Paragraph IV certifications challenging patents generally become the subject of patent litigation that can be both lengthy and costly and there are no certainty that we would prevail if there were any such litigation. Even where we are awarded marketing exclusivity, we may be required to share our exclusivity period with other ANDA applicants who submit Paragraph IV certifications. In addition, brand companies often authorize a generic version of the corresponding brand drug to be sold during any period of marketing exclusivity that is awarded, which reduces gross margins during the marketing exclusivity period. Brand companies may also reduce the price of their brand product to compete directly with generics entering the market, which similarly would have the effect of reducing gross margins. Furthermore, timely commencement of litigation by the patent owner imposes an automatic stay of ANDA approval by the FDA for 30 months, unless the case is decided in the ANDA applicant’s favor during that period. Finally, if the court’s decision is adverse to the ANDA applicant, the ANDA approval will be delayed until the challenged patent expires, and the applicant will not be granted the 180-day marketing exclusivity.

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

Competition in the generic drug industry has also increased due to the proliferation of authorized generic pharmaceutical products. “Authorized generics” are generic pharmaceutical products that are introduced by brand companies, either directly or through partnering arrangements with other generic companies. Authorized generics are equivalent to the brand companies’ brand name drugs, but are sold at relatively lower prices than the brand name drugs. An authorized generic product can be marketed during the 180-day exclusivity granted to the first manufacturer or manufacturers to submit an ANDA with a Paragraph IV certification for a generic version of the brand product. The sale of authorized generics adversely impacts the market share of a generic product that has been granted 180-day exclusivity. For example, as mentioned above, Sanofi currently markets an authorized generic enoxaparin product through its subsidiary, Winthrop. This is a significant source of competition for us because brand companies do not face any regulatory barriers to introducing authorized generics of their products. Because authorized generics may be sold during our exclusivity periods, if any, they can materially decrease the profits that we could otherwise receive as an exclusive marketer of a generic alternative. Such actions have the effect of reducing the potential market share and profitability of our generic products and may inhibit us from developing and introducing generic pharmaceutical products corresponding to certain brand name drugs.

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

The commercial success of our products will depend on acceptance by health care providers and others that such products are clinically effective, affordable and safe. Our products utilizing our proprietary drug delivery technologies may not be accepted by health care providers and others. Factors that may materially affect market acceptance of our products include but are not limited to:

●	the relative therapeutic advantages and disadvantages of our products compared to competitive products;
●	the relative timing of the commercial launch of our products compared to competitive products;
●	the relative safety and efficacy of our products compared to competitive products;
●	the product labeling approved by the FDA for our products and for competing products;
●	the willingness of third-party payers to reimburse for our prescription products and the level of any reimbursement provided for our prescription products;
●	the willingness of pharmacy chains to stock our new products;
●	the willingness of consumers to pay for our products; and
●	legislative and regulatory efforts implemented by federal, state, or foreign governments to contain health care costs and prescription drug pricing, including measures that increase our reporting obligations to regulatory authorities and that impact how our customers purchase our drug products.

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

A significant proportion of our sales are made to relatively few U.S. wholesalers and group purchasing organizations. These customers are continuing to undergo significant consolidation. Sales to three of these customers for the years ended December 31, 2024, 2023, and 2022, respectively, accounted for approximately 64%, 60%, and 62% of our total net revenues, respectively. Such consolidation has provided and may continue to provide them with additional purchasing leverage, and consequently may increase the pricing pressures that we face.

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

Our business may be adversely affected by challenging macroeconomic conditions globally resulting from pandemics or other public health outbreaks.

Pandemics or other extended public health outbreaks or emergencies could adversely affect economies and financial markets globally and nationally, including inflationary pressures and changes in interest rates, which could continue to decrease spending and adversely affect demand for our products and harm our business and results of operations. To the extent macroeconomic uncertainty persists or macroeconomic conditions worsen, we may experience a continuing adverse effect on the demand for some of our products. The degree of impact of any pandemic and the related challenging macroeconomic conditions on our business will depend on several factors, such as the duration and the extent of the pandemic, as well as actions taken by governments, businesses, and consumers in response to the pandemic and the challenging macroeconomic conditions globally. Macroeconomic conditions may continue to worsen leading to changes in monetary policy and other responses from governmental bodies, infections may resurge and cause closures or supply disruptions, each of which alone or in combination with others, would have a negative impact on our business, financial condition and operating results.

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

We currently maintain a $20.0 million product liability insurance policy, which covers Amphastar, IMS, Armstrong, and AFP, products, but our insurance coverage is subject to deductibles and may not reimburse us or may not be sufficient to reimburse us for all expenses or losses we may suffer from any product liability claims. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. Large judgments have been awarded in class action lawsuits based on drug products that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

We may engage in acquisitions or strategic partnerships that could disrupt our business, cause dilution to our stockholders, reduce our financial resources, cause or to incur debt or assume contingent liabilities, and subject us to other risks.

In the future, we may enter into transactions to acquire other businesses, products or technologies or enter into strategic partnerships, including licensing. If we do identify suitable acquisition or partnership candidates, we may not be able to make such acquisitions or partnerships on favorable terms, or at all. Any acquisitions or partnerships we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. For example, our Term Loan may restrict our ability to pursue certain mergers, acquisitions or consolidations without obtaining the prior consent of a majority of lenders in our existing syndicate or repaying our outstanding loan amounts. We could incur losses resulting from undiscovered liabilities of the acquired business or partnership that are not covered by the indemnification we may obtain from the seller or our partner. In addition, we may not be able to successfully integrate any acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions or partnerships may also divert management attention from day-to-day responsibilities, lead to a loss of key personnel, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or partnerships or the effect that any such transactions might have on our operating results.

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

A significant amount of our total assets is related to goodwill and intangible assets. As of December 31, 2024, the value of our goodwill and intangible assets net of accumulated amortization was $590.7 million. Goodwill and other intangible assets are tested for impairment annually when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. Any future goodwill or other intangible asset impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition.

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

Despite our implementation of security measures to protect the confidentiality, integrity, and availability of the systems, networks and data within our control from various threats (e.g., cyber-attacks, system breaches, malware, viruses, hacking, fraudulent use, social engineering attacks, phishing attacks, ransomware attacks, credential-stuffing attacks, denial-of-service attacks, unauthorized access, insider threats, accidental disclosures, intellectual property theft and economic espionage, exploitable vulnerabilities, defects or bugs in our or our third-party providers’ systems, natural disasters, war, terrorism, telecommunications and electrical outages, breakdowns, damage, interruptions), we have experienced and may continue to experience cyber-attacks of varying degrees from time to time. For example, in the first quarter of 2022, our Chinese subsidiary, ANP, was subject to a security incident that resulted in a temporary disruption to some of its internal computer systems. We worked with ANP to improve and implement additional security measures to its systems and networks. We incurred minimal costs to respond to the ANP incident. In addition, in the second quarter of 2020, we were subject to a security incident that resulted in a temporary disruption to some of our internal computer systems. In response to this incident, we engaged a third-party forensic expert to investigate, and determined that cyber criminals illegally obtained certain personal information of certain current and former employees. We notified affected individuals and regulators, as we deemed was required or appropriate. We incurred minimal cost to respond to this incident. Our systems and networks and the systems and networks of third parties that support us and our services may be breached or disrupted due to the threats described above or otherwise. The size and complexity of our systems may make them potentially vulnerable to breakdown or interruption, whether due to computer viruses or other causes, which may result in loss of data or the impairment of production and other supply chain processes, adversely affecting our business.

Techniques used to sabotage or obtain unauthorized access to systems and networks are constantly evolving and, in some instances, are not identified until or after they are launched against a target. We and our third-party service providers may be unable to anticipate these techniques, discover threats and react in a timely manner, or implement adequate preventative or mitigating measures. Further, system breaches, malware, ransomware, computer hacking, and insider threats have become more prevalent. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the increase in employees working remotely in recent years. We and our third-party service providers who may be operating with personnel in remote work environments may have increased security risks, due to increased use of home Wi-Fi networks and virtual private networks, as well as increased disbursement of physical machines. Also, due to political uncertainty and military actions such as Russia’s invasion of Ukraine or conflicts in the Middle East, we and our third-party providers are vulnerable to heightened risks of cyber threats and cyber-attacks from or affiliated with nation-state actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services. While we implement security measures designed to reduce these risks, there is no guarantee that these measures will be adequate to safeguard all systems and networks. Any failure to maintain performance, reliability, security and availability of our systems and networks may result in accidental or unlawful destruction, damage, loss, unavailability, alteration, impairment, misuse, unauthorized disclosure of, or unauthorized access to our data, including personal information.

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

In an effort to ensure appropriate oversight of cyber security issues and risks, management updates the Board of Directors on cyber security matters on a quarterly basis, and the Board of Directors has assigned oversight of cyber security to the Audit Committee. Additionally, the Company has a security training and compliance program, which employees with access to information technology, must complete annually or more often, if deemed necessary or appropriate.

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

Although we achieved net income in the years ended December 31, 2024, 2023, and 2022, we may incur operating and net losses and negative cash flow from operations in the future. Our business may generate operating losses if we do not successfully commercialize our product candidates, maintain sales of and profits from existing products, and generate sufficient revenues to support our level of operating expenses, especially as we continue our investments in developing and, to the extent applicable, acquiring new products. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict whether we will be able to maintain profitability.

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

We have in the past and may in the future encounter delays or agency rejections during any stage of the regulatory review and approval process based upon a variety of factors, including without limitation the failure to provide clinical data demonstrating compliance with the FDA’s requirements for safety, efficacy and quality. Those requirements may become more stringent prior to submission of our applications for approval or during the review of our applications due to changes in the law or changes in FDA policy or the adoption of new regulations. After submission of an application, the FDA may refuse to file the application, deny approval of the application or require additional testing or data. The FDA can convene an Advisory Committee to assist the FDA in examining specific issues related to the application.

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

FDA regulations and policies are subject to change, especially in view of changes under a new Presidential administration and new leadership at the agency, which can delay regulatory approval or have a material adverse effect on our operations. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including the FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainty in the industry, and disrupt the FDA’s normal operations.

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

In addition to regulations in the United States, to market and sell our products in the EU and in many Asian countries and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements, both from a clinical and manufacturing perspective. Approval by the FDA does not ensure approval by regulatory or payor authorities in other countries or jurisdictions, and approval by one regulatory or payor authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country. We may not be able to obtain approvals from regulatory authorities or payor authorities outside the United States on a timely basis, if at all.

Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we are unable to obtain approval of any of our product candidates by regulatory or payor authorities in the EU, Asia or elsewhere, or if we fail to comply with the regulatory requirements in foreign jurisdictions, the commercial prospects of that product candidate may be significantly diminished, and our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

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

Further, in Europe, the implementation of the Clinical Trials Regulation depends on confirmation of full functionality of the Clinical Trials Information System through an independent audit. This clinical trial portal and database is maintained by the EMA in collaboration with the European Commission and the EU Member States. Information on the conduct and results of each clinical trial carried out in the EU is made publicly available. In addition this database is complementary to the database established for pharmacovigilance (Regulation (EC) No 726/2004 with respect to centrally authorized medicinal products). The Commission Implementing Regulation (EU) No 520/2012 outlines the practical implications for marketing authorization holders, national competent authorities, and the EMA. Also, Commission Delegated Regulation (EU) No 357/2014 on post-authorization efficacy studies specifies the situations in which such studies may be required. Post-authorization efficacy studies may be required where concerns relating to some aspects of efficacy of the medicinal product are identified and can be resolved only after the medicinal product has been marketed, or where the understanding of the disease, the clinical methodology or the use of the medicinal product under real-life conditions indicate that previous efficacy evaluations might have to be revised significantly. Since Brexit, although the rules around GMP and pharmacovigilance in the UK currently remain similar to the EU requirements, UK-specific requirements or changes to current requirements could be implemented in the future, which could expose us to liability under UK-specific laws and regulations and increased costs associated with compliance with such new laws and regulations. Within the UK, requirements for clinical trials, marketing authorization, and post-approval compliance in Great Britain may differ from those of Northern Ireland, Scotland, and/or Wales. Satisfying these and other regulatory requirements can be costly, time consuming, uncertain and subject to unanticipated delays.

In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any foreign jurisdiction, and we do not have experience in obtaining regulatory approval in such jurisdictions. If we fail to comply with regulatory requirements in international markets or fail to obtain and maintain required approvals, our ability to realize the full market potential of our products will be harmed.

Uncertainty in the regulatory framework and future legislation can lead to disruption in the execution of international multi-center clinical trials, the monitoring of adverse events through pharmacovigilance programs, the evaluation of the benefit-risk profiles of new medicinal products, and determination of marketing authorization across different jurisdictions. There could also be disruption to the supply and distribution as well as the import/export both of active pharmaceutical ingredients and finished product. Such a disruption could create supply difficulties for ongoing clinical trials and may damage the integrity of the pharmacovigilance database for the safety of new products. The cumulative effects of the disruption to the regulatory framework, uncertainty in future regulation, and changes to existing regulations may add considerably to the development lead time to marketing authorization and commercialization of products in the EU and/or the United Kingdom and increase our costs. We cannot predict the impact of such changes and future regulation on our business or the results of our operations.

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

Our ability to successfully commercialize our products may depend in part on the availability of reimbursement for and insurance coverage of our prescription products from government health administration authorities, private health insurers and other third-party payers and administrators, including Medicaid and Medicare. Third-party payers and administrators, including state Medicaid programs and Medicare, have been challenging the prices charged for pharmaceutical products. Government and other third-party payers increasingly are limiting both coverage and the level of reimbursement for new drugs. Third-party insurance coverage may not be available to patients for some of our product candidates. The continuing efforts of government and third-party payers to contain or reduce the costs of health care may limit our commercial opportunity. If government and other third-party payers do not provide adequate coverage and reimbursement for certain of our products, health care providers may not prescribe them or patients may ask their health care providers to prescribe competing products with more favorable reimbursement.

Managed care organizations and other private insurers frequently adopt their own payment or reimbursement reductions. Consolidation among managed care organizations has increased the negotiating power of these entities. Private third-party payers, as well as governments, increasingly employ formularies to control costs by negotiating discounted prices in exchange for formulary inclusion. While these approaches generally favor generic products over brands, generic competition is stronger. Our existing products and our product candidates include proprietary products and generic products. Failure to obtain timely or adequate pricing or formulary placement for our products or obtaining such pricing or placement at unfavorable pricing could adversely impact revenue. In addition to formulary tier co-pay differentials, private health insurance companies and self-insured employers have been raising co-payments required from beneficiaries, particularly for proprietary pharmaceuticals and biotechnology products. Private health insurance companies also are increasingly imposing utilization management tools, such as requiring prior authorization for a proprietary product if a generic product is available or requiring the patient to first fail on one or more generic products before permitting access to a proprietary medicine. We currently have managed care organization agreements for BAQSIMI®.

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

All facilities of Amphastar and our subsidiaries are periodically subject to inspection by the FDA and other governmental entities, and operations at these facilities could be interrupted or halted if the FDA or another governmental entity deems such inspections as unsatisfactory. For example, our facilities in Rancho Cucamonga, CA, Éragny Sur Epte, France, and Nanjing, China have previously been subject to FDA cGMP inspections since 2019 as well as pre-approval, routine and other inspections by the FDA, state, and other regulatory authorities and may be again in the future per applicable law. Products manufactured in our facilities must be made in a manner consistent with cGMP or similar standards in each territory in which we manufacture. Compliance with such standards requires substantial expenditures of time, money and effort in such areas as production and quality control to ensure full technical compliance. Failure to comply with cGMP or with other state, federal, or foreign requirements may result in unanticipated compliance expenditures, total or partial suspension of production or distribution, suspension of review of applications submitted for approval of our product candidates, termination of ongoing research, disqualification of data derived from studies on our products and/or enforcement actions such as recall or seizure of products, injunctions, civil penalties and criminal prosecutions of the company and company officials. Any suspension of production or distribution would require us to engage contract manufacturing organizations to manufacture our products or to accept a hiatus in marketing our products. Any contract manufacturing organization we engage will require time to learn our methods of production and to scale up to full production of our products in accordance with cGMP requirements. Any delays caused by the transfer of manufacturing to a contract manufacturing organization may have a material adverse effect on our results of operations. Additionally, any contract manufacturing organization that we engage will be subject to the same cGMP regulations as us, and any failure on their part to comply with FDA or other governmental regulations will result in similar consequences.

Our operations are subject to environmental, health and safety and other laws and regulations, with which compliance is costly and which exposes us to penalties for non-compliance.

Our business, products and product candidates are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety and the use, management, storage and disposal of hazardous substances, waste and other regulated materials. Because we own and operate real property, various environmental laws also may impose liability on us for the costs of cleaning up and responding to hazardous substances that may have been released on our property, including releases unknown to us. These environmental laws and regulations also could require us to pay for environmental remediation and response costs at third-party locations where we dispose of or recycle hazardous substances. The costs of complying with these various environmental requirements, as they now exist or as may be altered in the future, have in the past and could in the future adversely affect our financial condition and results of operations. For example, as a result of environmental concerns about the use of CFCs, the FDA issued a final rule in 2009 that required the phase-out of the CFC version of our Primatene MIST® product by the end of 2011. This phase out caused us to discontinue sales of the CFC version of our Primatene MIST® product subsequent to December 31, 2011 and write off our inventory for the product, which had an adverse effect on our financial results.

Similarly, on December 27, 2020, the American Innovation in Manufacturing Act of 2020, or AIM Act, was enacted. The AIM Act directs the United States Environmental Protection Agency to address usage of hydrofluorocarbons, or HFC, by reducing production and consumption of certain HFCs. Two of our products, Primatene MIST® and Albuterol, utilize HFCs subject to the AIM Act’s reduction mandate. Moreover, many of our inhalation pipeline assets use HFCs subject to the AIM Act’s reduction mandate. There can be no assurance that we will be able to acquire adequate supplies of HFCs for current and future commercialization of our products as a result of the AIM Act or other similar statutes and regulations. Moreover, changes to the ingredients of our proprietary and generic products requires FDA approval and there can be no assurance that we will be able to obtain such approval or the timing of such approval.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, or ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the current administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in material adverse effect on our business.

In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. For example, in November 2013, Congress passed the Drug Quality and Security Act, or the DQSA. The

DQSA establishes federal pedigree tracking standards requiring drugs to be labeled and tracked at the lot level, preempts state drug pedigree requirements, and, since November 27, 2024, requires all supply-chain stakeholders to participate in an electronic, interoperable prescription drug track and trace system. The DQSA also establishes new requirements for drug wholesale distributors and third-party logistics providers, including licensing requirements in states that had not previously licensed such entities. Recently, the FDA promulgated enhanced drug distribution security requirements under the Drug Supply Chain Security Act, including requiring trading partners to provide, receive and maintain documentation about products and ownership only electronically using interoperable systems and processes. If we or our partners fail to comply with these and other regulatory requirements that apply to our operations, our business may be materially impacted. As a result of these and other new requirements implemented by the government, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

The full impact of new laws and regulations and changes to any existing regulations by the current administration is uncertain. Some changes may have an adverse effect on our results of operations.

There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, manufacturers are required to pay higher rebates on brand-name drugs once a patient reaches their out-of-pocket spending limit, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufactures of America, have initiated lawsuits against the federal government asserting that the price negotiation provision of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions, including future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our approved products.

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

Additionally, we encounter similar regulatory and legislative issues in most other countries. In the EU, and some other international markets, the government provides health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. This international system of price regulations may lead to inconsistent prices.

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

We collect, process, use, store, transmit and transfer personal information from individuals located in the EU and the United Kingdom in connection with our business. The collection, storage, transmission, transfer, use, and other processing of personal information in the EU are governed by the provisions of the General Data Protection Regulation ((EU) 2016/679), or the GDPR. In the UK, the applicable legislation is the UK General Data Protection Regulation, or the UK GDPR. This legislation imposes requirements relating to having legal bases for processing personal information relating to identifiable individuals, transferring such information outside of the UK or the European Economic Area, to third countries that have not been found to provide adequate protection to such personal information, including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal information to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping. Failure to comply with the requirements of the GDPR, the UK GDPR and related national data protection laws of the UK and the member states of the EU may result in investigations, substantial fines up to the greater of €20 million or 4% of annual global turnover, civil claims, and damages being brought against us, which could have a material adverse effect on our business, financial condition and results of operations.

While the GDPR applies uniformly across the EU, each EU member state is permitted to issue nation-specific data protection legislation, which has created inconsistencies on a country-by country basis. The United Kingdom may introduce legislation reforming the UK GDPR in 2025, which could result in further inconsistencies requiring us to modify our compliance measures and incur costs.

The European Commission issued an adequacy decision to the United Kingdom under the GDPR on June 28, 2021, pursuant to which personal information generally may be transferred from the EU to the United Kingdom without restriction; however, this adequacy decision is subject to a four-year “sunset” period, meaning that the adequacy decision will last until June 27, 2025, unless the European Commission renews it. The European Commission may intervene at any time with respect to its adequacy decision. The United Kingdom’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation, with the United Kingdom potentially being considered an inadequate third country under the GDPR, meaning that transfers of personal information from the European Economic Area to the United Kingdom would require an alternative transfer mechanism. Furthermore, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and European Economic Area. The United Kingdom has introduced legislation that, if enacted, would result in its data protection and regulatory scheme diverging from the GDPR.

In addition, U.S. states are adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements related to personal information. For example, California enacted the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020. The CCPA gives California residents, among other things, expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for certain data breaches that may increase data breach litigation. The CCPA was expanded substantially on January 1, 2023 when the California Privacy Rights Act of 2020, or the CPRA, which was approved by California voters in November 2020, became fully operative. The CPRA among other things, gives consumers the ability to limit use of information deemed to be sensitive and establishes the California Privacy Protection Agency to implement and enforce the CPRA and impose administrative fines. Aspects of the CCPA and CPRA, and their interpretation and enforcement remain uncertain. The potential effects of the CCPA and CPRA are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

The CCPA and CPRA could mark the beginning of a trend toward more stringent data protection, security and privacy legislation in the U.S. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, Virginia, Colorado, Utah and Connecticut have each passed laws similar to but different from the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon and Texas have enacted similar laws that went into effect in 2024; Tennessee, Delaware and Iowa have enacted similar laws that go into effect in 2025; and Indiana has enacted a similar law that will go into effect in 2026. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent data protection, security and privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. Further, several states have enacted laws that provide additional protection to consumer health data, including Washington, which enacted the My Health, My Data Act, which, among other things, provides for a private right of action, and Nevada and Connecticut, which have enacted similar laws. Responsibilities and liabilities under, and other potential impacts of, the GDPR, the UK GDPR, the CCPA, and other U.S. state laws are significant, and we may be required to put in place additional measures designed to comply with these regimes.

We may also publicly post privacy policies and other documentation regarding our collection, use, storage, transmission, transfer, and other processing of personal information. Although we endeavor to comply with our public policies and documentation, we may at times fail to do so or be alleged to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or contractors fail to comply with our published policies and documentation. Such failures can subject us to potential regulatory action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.

Additionally, other jurisdictions are considering new or expanded laws or regulations relating to privacy, security and data protection. With laws, regulations and other obligations relating to privacy, security and data protection imposing new and relatively burdensome obligations, which may be inconsistent between jurisdictions or in conflict with each other due to differing applications and interpretations, and with substantial uncertainty over further interpretation and application of these and other obligations, we may face challenges in addressing their requirements, putting in place additional compliance mechanisms and making necessary changes to our policies, contracts and practices, and may incur significant costs and expenses in an effort to do so. Additionally, if we or third parties we work with, such as our third-party providers, violate applicable laws or regulations or our policies, such violations may also put our data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or our service providers to comply with our applicable policies or notices relating to privacy, security or data protection, our contractual or other obligations to third parties, or any of our other legal obligations relating to privacy, security or data protection, may result in public criticism, governmental investigations or enforcement actions, litigation, claims and other proceedings, and could result in significant fines, penalties, and other liability. Additionally, defending against any claims, litigation, regulatory proceedings, or other proceedings can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions or proceedings that may be brought against us, our business may be impaired, and we may suffer reputational and other harm.

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

• the level of taxes that we are required to pay; and

• the availability of capital.

In the U.S., all of our pharmaceutical products are subject to increasing pricing pressures. Such pressures have increased as a result of the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the MMA, due to the enhanced purchasing power of the private sector plans that negotiate on behalf of Medicare beneficiaries. For example, in November 2021, the Biden administration also announced a prescription drug plan in Build Back Better framework, which proposes allowing Medicare to negotiate prescription drug prices, imposing a tax penalty if drug companies increase their prices faster than inflation, and directly lowering out-of-pocket costs for seniors. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, manufacturers are required to pay higher rebates on brand-name drugs once a patient reaches their out-of-pocket spending limits, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. With the transition to the current administration, including changes in the leadership of various federal government agencies, the impact of these legislative, executive, and administrative actions and future healthcare measures and agency rules implemented by the current administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our approved products.

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

In January 2016, the Centers for Medicare and Medicaid Services, or CMS, issued a final rule that helped to clarify many of the changes made to the Medicaid Drug Rebate Program by the Affordable Care Act. The final rule attempts to provide drug manufacturers with the regulatory guidance necessary to ensure proper calculation and reporting of drug product and pricing information. Specifically, the final rule attempts to clarify the definition of what constitutes a manufacturer’s “best price” and aligns it, where appropriate, to the definition of “Average Manufacturer Price”, which is used to calculate drug rebates. Notwithstanding the final rule’s guidance, a number of state and federal government agencies have continued to conduct investigations of manufacturers’ reporting practices with respect to Average Wholesale Prices, or AWP, in which reports of inflated AWP may lead to excessive payments for prescription drugs. These investigations could have a material adverse effect on our business, financial position and results of operations. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration on us and the pharmaceutical industry as a whole is unclear.

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

Risks Relating to our International Business

Because a portion of our manufacturing takes place in China, a significant disruption in the construction or operation of our manufacturing facility in China, political unrest in China, tariffs, impacts of outbreaks of health epidemics, or changes in social, political, trade, health, economic, environmental, or climate-related conditions or in laws, regulations and policies governing foreign trade could materially and adversely affect our business, financial condition and results of operations.

We currently manufacture the starting material for Amphadase® and enoxaparin as well as the APIs for isoproterenol, nitroprusside, and medroxyprogesterone at our manufacturing facility in China, and we plan to use this facility to manufacture several of the APIs for products in our pipeline. Additionally, we intend to continue to invest in the expansion of this manufacturing facility. Our manufacturing facility and operations in China involve significant risks, including:

●	disruptions in the construction of the manufacturing facility;
●	interruptions to our operations in China or the inability of our manufacturing facility to produce adequate quantities of raw materials or APIs to meet our needs as a result of natural catastrophic events or other causes beyond our control such as power disruptions or widespread disease outbreaks, including the recent outbreaks that impact animal-derived products, such as the importation of pig-derived crude heparin from countries impacted by the African swine flu, and the COVID-19 pandemic, which resulted in import and export complications, and otherwise cause shortages in the supply of raw materials or cause disruptions in our manufacturing capability;
●	product supply disruptions and increased costs as a result of heightened exposure to changes in the policies of the Chinese government, political unrest or unstable economic conditions in China;
●	the imposition of additional tariffs, export controls or other trade barriers as a result of changes in social, political, and economic conditions or in laws, regulations, and policies governing foreign trade, including U.S. and foreign export controls such as U.S. controls, increasing controls impacting the ability to send certain products and technology, specifically related to semi-conductor manufacturing and supercomputing worldwide (including a prohibition on exports, reexports, and transfers to and within China without an export license, and the addition of new China-based entities to certain U.S. restricted party lists including the Entity List and Unverified List, trade sanctions and import laws and regulations, tariffs on various imports from China and by the Chinese government on certain U.S. goods including those previously implemented (including additional 10% tariffs levied on imports of Chinese-origin items into the United States as of February 4, 2025) and additional tariffs that have been proposed by the U.S. government (including additional 25% tariffs proposed on imports of pharmaceutical products into the United States, among other proposed tariffs), the implementation, scope, and duration of which remain uncertain;
●	the imposition of retaliatory trade measures by China or other countries in response to new or escalated tariffs, export controls, or other trade measures by the United States, which may affect the availability and/or price of materials used in our supply chain, and the implementation, scope, and duration of which remain uncertain;
●	the nationalization or other expropriation of private enterprises or intellectual property by the Chinese government, which could result in the total loss of our investment in China; and
●	interruptions to our manufacturing or business operations resulting from geo-political actions, including war and terrorism, such as the war in Ukraine and the Middle East conflict, natural disasters including earthquakes, typhoons, floods, and fires, or outbreaks of health epidemics or outbreaks in livestock or animals that impact or restrict importation, use, or distribution of animal-derived products.

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

Furthermore, weak domestic or global economic conditions or fear or anticipation of such conditions could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including lower prices for our products, reduced sales and lower or no growth. For example, the global macroeconomic environment could be negatively affected by, among other things, instability in global economic markets resulting from increased U.S. trade tariffs and trade disputes between the U.S. and other countries, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, high interest rates and inflation rates, instability in the geopolitical environment, economic challenges in China and ongoing U.S. and foreign governmental debt concerns. Such challenges have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets, particularly if any future sovereign debt defaults or significant bank failures or defaults occur. Market uncertainty and instability in Europe or Asia could intensify or spread further, particularly if ongoing stabilization efforts prove insufficient. Continuing or worsening economic instability could adversely affect sales of our products. Continued turmoil in the geopolitical environment in many parts of the world may also affect the overall demand for our products. Although we do not believe that our business, financial condition, results of operations and prospects have been significantly adversely affected by economic and political uncertainty in Europe, Asia or other countries to date, deterioration of such conditions may harm our business, financial condition, results of operations and prospects in the future. A prolonged period of economic uncertainty or a downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.

In addition, any further expansion of our existing international operations or entry into additional international markets, would require significant management attention and financial resources. These and other factors could harm our ability to gain future revenues and, consequently, materially impact our business, results of operations and financial condition.

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

We are continuing to expand our international operations as part of our growth strategy. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. There is a possibility that the United States could continue to impose greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. In September 2018, the U.S. Trade Representative (the “USTR”) enacted a tariff on the import of other Chinese products, with a combined import value of approximately $200 billion. Since that time USTR has modified these tariff rates and imposed tariffs on additional goods. As of February 4, 2025, the U.S. government has imposed an additional tariff of 10% on the import of almost all Chinese-origin items, and further tariffs have been proposed on additional products, including pharmaceutical products, in an amount of 25% or greater. Tariffs on imports of APIs and starting materials used in our products, or retaliatory trade measures taken by China or other countries, including restricted access to APIs or starting materials used in our products, causing us to raise prices or make changes to our products, could materially harm our business, financial condition and results of operations. Further, the continued threats of tariffs, trade restrictions, and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the focus of the U.S. government on issues related to China, including the imposition of new restrictions on exports related to semi-conductor manufacturing and supercomputing, the imposition of outbound investment controls affecting U.S. persons’ ability to invest in certain enterprises in China, and the addition of entities based in China to various restricted party lists, along with uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could occur and could directly and adversely impact our financial results and results of operations.

We are subject to various governmental export control and trade sanctions laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate these controls.

In some cases, our products are subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our activities may be subject to trade and economic sanctions, including those administered by the United States Department of the Treasury’s Office of Foreign Assets Control, or OFAC (collectively, “Trade Controls”). As such, a license may be required to export or re-export our products, or provide related services, to certain countries and end-users, and for certain end-uses. The process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities and these licenses may not be issued.

Trade Controls are complex and dynamic regimes and monitoring and ensuring compliance can be challenging. Although we have procedures in place designed to ensure our compliance with Trade Controls, any failure to comply could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. Although we have no knowledge that our activities have resulted in violations of Trade Controls, any failure by us or our partners to comply with applicable laws and regulations could have negative consequences for us, including reputational harm, government investigations, and penalties.

The Chinese government may exert substantial influence over the manner in which we conduct our business operations in China.

The Chinese government has exercised, and continues to exercise, substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to conduct our proposed manufacturing operations in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs and other trade restrictions, environmental regulations, land use rights, property ownership and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or entities, including our Chinese operating subsidiary, ANP.

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

Our business may be affected by increasing sanctions and export controls targeting Russia and other responses to Russia’s invasion of Ukraine.

As a result of Russia's invasion of Ukraine, the U.S., the U.K. and the EU governments, among others, developed coordinated sanctions and export-control measure packages that continue to include increasing controls.

Based on the public statements to date, these packages include:

●	comprehensive financial sanctions against major Russian banks (including SWIFT cut off);

●	designation of individuals and entities involved in Russian military activities;

●	additional designations of Russian individuals including but not limited to those with significant business interests and government connections; and

●	enhanced export controls and trade sanctions targeting Russia’s imports of a wide range of goods and services as a whole, including potentially tighter controls on exports and reexports of items previously subject to only a low level of control, stricter licensing policy with respect to issuing export licenses, increased restrictions on services, and/or increased use of “end-use” controls to block or impose licensing requirements on exports.

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

The U.S. uses a first inventor to file system in which, assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to receive a patent (rather than the first to invent as was the case under prior U.S. law). Accordingly, it is possible that potentially invalidating prior art may become available in between the time that we develop an invention and file a patent application that covers the invention. In addition, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, reexamination, inter parties review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights.

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

We have in the past and in the future may become involved in patent litigations or other intellectual property proceedings relating to our future product approvals, which could result in liability for damages or delay or stop our development and commercialization efforts.

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

For example, we have been involved in patent litigation and antitrust litigation related to our sales of enoxaparin and other products, including albuterol. For further details, see the section titled Litigation in Note 20 in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K. The protracted litigations involved, and may continue to involve, large legal expenses and the diversion of management’s time and effort away from the business. Any future adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses, whether in these litigations or in other litigations, could result in substantial monetary damage awards and could prevent us from manufacturing and selling our products, which could have a material and adverse effect on our financial condition.

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

We have filed patent applications covering compositions of, methods of making and/or methods of using, our proprietary products and proprietary product candidates. We may not be issued patents based on patent applications already filed or that we may file in the future, and if patents are issued, they may be insufficient in scope to cover our proprietary products. The issuance of a patent in one country does not ensure the issuance of a similar patent in any other country, or that we will even seek patent protection in all countries worldwide. Furthermore, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions and has been and remains the subject of much litigation. Legal standards relating to scope and validity of patent claims are evolving and may differ in various countries. Any patents we have obtained, or will obtain in the future, may be challenged, invalidated or circumvented. Moreover, the USPTO or any other governmental agency, as well as third parties, may commence interference, opposition or other related third-party proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management, could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

In addition, we have registered approximately 16.0 million shares subject to options and RSUs outstanding or reserved for future issuance under our equity compensation plans. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Jack Y. Zhang and Mary Z. Luo, each of whom serves as a director and an executive officer, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2024, Jack Y. Zhang and Mary Z. Luo, or Drs. Zhang and Luo, each of whom serves as one of our directors and executive officers, and their affiliates beneficially own approximately 25.1% of our outstanding common stock, including shares of common stock subject to options exercisable within 60 days of December 31, 2024. Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 27.3% of the outstanding, including shares of our common stock, based on the number of shares outstanding and shares of our common stock subject to options exercisable within 60 days of December 31, 2024. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

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

Jack Y. Zhang and Mary Z. Luo have each pledged shares of our common stock to secure funds borrowed under existing credit lines by UBS Group and its affiliates, or UBS, East West Bank, or East West, and Cathay Bank. As of December 31, 2024, UBS had extended combined credit lines of $11.9 million to Applied Physics & Chemistry Laboratories, Inc., or APCL, which is controlled by Dr. Zhang and Dr. Luo, East West had agreed to a loan of up to $8.0 million to Drs. Zhang and Luo, and Cathay Bank had agreed to a loan of up to $20.0 million to APCL and Dr. Luo. The UBS credit lines are secured by a pledge of 400,000 shares of our common stock currently held by APCL, the East West loan is secured by a pledge of 500,000 shares of our common stock held by Dr. Zhang and the Cathay Bank loan is secured by a pledge of 1,000,000 shares of our common stock held by APCL and Dr. Luo. Interest on each of these loans accrues at market rates. UBS has an unlimited and unilateral right to call each of the credit lines for any reason whatsoever, and each of East West and Cathay Bank has acceleration rights to protect itself in the event of a default.

We have a pledging policy to restrict the pledging of shares by our executive officers and directors, which was created in 2021 and most recently amended in 2024. The policy prohibits our executive officers and directors from entering into any transaction whereby the executive officer or director, directly or indirectly, pledges, hypothecates, or otherwise encumbers more than twenty-five (25) percent of shares of common stock held by the individual or more than five (5) percent of our total outstanding shares of common stock as of the date of the transaction, whichever is lower, as collateral for indebtedness. This restriction extends to any hedging or similar transaction designed to decrease the risks associated with holding our securities.

While we are not a party to these loans, which are full recourse against APCL and each of Drs. Zhang and Luo, respectively, and are secured by pledges of a portion of the shares of our common stock currently held by APCL and each of Drs. Zhang and Luo, if the price of our common stock declines, Drs. Zhang and Luo may be forced by these financial institutions to provide additional collateral for the loans or to sell shares of our common stock held by them in order to remain within the margin limitations imposed under the terms of their loans. Furthermore, the pledged shares of our common stock may be acquired and sold by the lenders. These factors may limit Drs. Zhang and Luo’s ability to either pledge additional shares of our common stock or sell shares of our common stock held by them as a means to avoid or satisfy a margin call with respect to their pledged shares of our common stock in the event of a decline in our stock price that is large enough to trigger a margin call. Any significant sales of shares of our common stock by one or more of these three lenders could cause the price of our common stock to decline further.

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

Although our Board has authorized a share repurchase program, and we repurchased approximately 1.9 million of our shares during 2024 for $85.5 million, any determination to continue to execute our stock repurchase program as planned will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors, as well as our Board's continuing determination that the repurchase program is in the best interests of our shareholders and is in compliance with all laws and agreements applicable to the repurchase program. Our stock repurchase program does not obligate us to acquire any specific number of shares. If we fail to meet any expectations related to stock repurchases, the market price of our stock could decline significantly, and could have a material adverse impact on investor confidence. Additionally, price volatility of our stock over a given period may cause the average price at which we repurchase our own stock to exceed the stock market price at a given point in time.

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of the Delaware General Corporation Law, or the DGCL, could depress the trading price of our common stock by making it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

●	authorizing the issuance of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
●	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
●	eliminating the ability of stockholders to call a special meeting of stockholders;
●	establishing a classified Board of Directors, whereby only one-third of the members of our Board of Directors are elected at one time;
●	providing that vacancies on our board of directors may be filled only by a majority of directors then in office; and
●	establishing advance notice procedures and requirements for stockholders to nominate candidates for election as directors or to bring matters before meetings of stockholders.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. Furthermore, our amended and restated certificate of incorporation provides that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a breach of fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. This provision is not intended to apply to actions arising under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, or any claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated bylaws provide that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act against any person in connection with any offering of the Company’s securities, including, without limitation, any auditor, underwriter, expert, control person or other defendant. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to these provisions. These exclusive-forum provisions may discourage lawsuits against us or our directors, officers, and employees. In addition, we are subject to Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our Board of Directors. This provision could delay or prevent a change of control, whether or not it is desired by or beneficial to our stockholders, which could also affect the price that some investors are willing to pay for our common stock.

General Risk Factors

Global macroeconomic conditions may negatively affect us and may magnify certain risks that affect our business.

Our business is sensitive to general economic conditions, both inside and outside the U.S. Slower global economic growth, credit market crises, high levels of unemployment, reduced levels of capital expenditures, government deficit reduction, changes in inflation and interest rate environments, sequestration and other austerity measures and other challenges affecting the global economy adversely affects us and our distributors, customers and suppliers. It is uncertain how long these effects will last or whether economic and financial trends will worsen or improve. Changes in economic conditions and supply chain constraints and steps taken by governments and central banks could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. In an inflationary environment, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation. Such uncertain economic times may have a material adverse effect on our revenues, results of operations, financial condition and, if circumstances worsen, our ability to raise capital at reasonable rates. If slower growth in the global economy or in any of the markets we serve continues for a significant period, if there is significant deterioration in the global economy or such markets or if improvements in the global economy do not benefit the markets we serve, our business and financial statements could be adversely affected.

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

Labor is a primary component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels and government regulations. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our business, financial condition or operating results.

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

We are required to disclose certain changes made in our internal control and procedures on a quarterly basis. Our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation by our independent registered public accounting firm.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in greater detail in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, provision for chargebacks and rebates, accruals for product returns, valuation of inventory, impairment of intangibles and long-lived assets, accounting for income taxes and share-based compensation. Furthermore, although we have recorded reserves for litigation related contingencies based on estimates of probable future costs, such litigation related contingencies could result in substantial further costs. Also, any new or revised accounting standards may require adjustments to previously issued financial statements. Any such changes could result in corresponding changes to the amounts of liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Changes in tax laws, tax rulings and other factors may have a significantly adverse impact on our effective tax rate and tax expense, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Changes in tax laws, tax rulings, or the way in which such laws and rulings are interpreted or implemented, could adversely affect our effective tax rate and tax expense. For example, in 2022 the U.S. government enacted the Inflation Reduction Act of 2022, which imposes a 1% excise tax on certain stock repurchases (including potentially pursuant to our stock repurchase program) and a 15% alternative minimum tax on adjusted financial statement income. In addition, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years, and this requirement may impact our effective tax rate and our cash tax liability in future years. Further, may countries, and organizations such as the Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax that has been and is being adopted by several countries, with implementation beginning in 2024.

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

In addition, tax laws are dynamic and subject to change. As new laws are passed and new interpretations of the law are issued or applied, our provision for income taxes may be affected. Changes to U.S. tax laws now or in the future could impact the tax treatment of our earnings, as well as cash and cash equivalent balances we currently maintain. Furthermore, due to shifting economic and political conditions, tax policies or rates in various jurisdictions may be subject to significant change.

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

The facilities we use for our headquarters, laboratory and research and development activities are located in earthquake-prone areas of California. A significant percentage of the facilities we use for our manufacturing, packaging, warehousing, distribution and administration offices are also located in these areas. Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. Additionally, we currently rely on third parties whose operations may be disrupted by natural disasters. For example, in the aftermath of Hurricane Helene we experienced delays in shipments of certain products.

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

Our operating results may be subject to quarterly and annual fluctuations as a result of a number of factors, including the following:

●	the commercial success of our key products and those of our customers;
●	results of clinical trials of our product candidates or those of our competitors;
●	pricing actions by competitors;
●	the timing of orders or any cancellation of orders from our customers;
●	manufacturing or supply interruptions;

●	actions by regulatory bodies, such as the FDA, that have the effect of delaying or rejecting approvals of our product candidates;
●	changes in the prescription practices of physicians;
●	changes or developments in laws or regulations applicable to our product candidates;
●	introduction of competitive products or technologies;
●	failure to meet or exceed financial projections we provide to the public;
●	actual or anticipated variations in quarterly operating results;
●	failure to meet or exceed the estimates and projections of securities analysts or investors;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or achievement of significant milestones;
●	changes in, or termination of our agreements with our business partners;
●	developments concerning our sources of manufacturing supply;
●	disputes or other developments relating to patents or other proprietary rights;
●	litigation or investigations involving us, our industry, or both;
●	additions or departures of key scientific or management personnel;
●	announcements or issuances of debt, equity or convertible securities;
●	sales of our common stock by our stockholders;
●	changes in the market valuations of similar companies;
●	major catastrophic events;
●	major changes in our Board of Directors or management or departures of key personnel;
●	our overall effective tax rate, including impacts caused by any reorganization in our corporate structure, and any new legislation or regulatory developments, including the Tax Act;
●	changes in accounting principles;
●	general economic and market conditions and overall fluctuations in U.S. equity markets; or
●	the other factors described in this “Item 1A, Risk Factors” section.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Stock Market LLC and other applicable securities rules and regulations. Compliance with these rules and regulations imposes significant legal and financial compliance costs and may divert management’s attention from other business concerns, which could adversely affect our business and operating results.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices, including increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

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

We engage consultants in connection with our risk assessment processes. These service providers assist us in designing and implementing our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our business.

For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factors entitled “Our business and operations have been impacted in the past, and may be impacted in the future, in the event of system breach or failure” and “Complying with laws in the U.S., Europe, and other jurisdictions that impose restrictive regulations addressing the collection, use, and other processing of personal information may be expensive, and failure to comply with such laws and regulations could cause substantial harm to our company.”

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

Our head of the ITS Department and our executive management are primarily responsible for assessing and managing our material risks from cybersecurity threats.

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

Item 2. Properties.

Our manufacturing facilities are located in Rancho Cucamonga and South El Monte, California; Canton, Massachusetts; Éragny-sur-Epte, France; and Nanjing, China. We own or lease a total of 68 buildings at six locations in the U.S., France and China, that comprise 2.4 million square feet of manufacturing, research and development, distribution, packaging, laboratory, office and warehouse space. Our facilities are regularly inspected by the FDA in connection with our product approvals, and we believe that all of our facilities are being operated in material compliance with the FDA’s cGMP regulations.

We continue to expand our facility in Nanjing, China and expect further significant investment.

The following table provides a summary of our owned properties as of December 31, 2024:

	Aggregate
	Facility Size
Location	(in square feet)	Primary Use
Rancho Cucamonga, CA	267,674	Headquarters, research and development, laboratories, manufacturing, packaging, warehousing and administrative offices
Éragny-sur-Epte, France	251,983	Manufacturing, laboratories, warehousing and administrative offices
Canton, MA	216,590	Manufacturing, packaging, warehousing, distribution and administrative offices
Nanjing, China	1,084,078	Manufacturing, procurement, research and development, warehousing, and administrative offices
Chino, CA	57,968	Research and development, and laboratories
South El Monte, CA	21,200	Manufacturing

The properties leased by us have expiration dates ranging from 2025 to 2034 (including certain renewal options). The following table provides a summary of our leased properties:

	Aggregate
	Facility Size
Location	(in square feet)	Primary Use
Rancho Cucamonga, CA	191,180	Warehousing, distribution and administrative offices
South El Monte, CA	343,413	Manufacturing, packaging, warehousing, distribution and administrative offices

We believe that our current manufacturing capacity is adequate for the near term. However, we are planning to increase capacity at our plant in Rancho Cucamonga, CA which should allow us to eventually quadruple the number of units produced at this facility. We are also increasing the capacity of our inhalation facility in Canton, MA and our insulin API production facility at ANP. We have in the past approached capacity at one of our facilities largely as a result of the

FDA’s request that we reintroduce certain previously discontinued products to help cope with a nationwide shortage of these products. We believe that these capacity issues have been ameliorated as a result of certain other manufacturers re-entering the market and increasing the production of the products that were subject to the shortage.

Item 3. Legal Proceedings.

From time to time, we may also be involved in a variety of other claims, lawsuits, investigations, and proceedings related to securities laws, product liability, patent infringement, contract disputes, employment, and other matters that arise in the normal course of our business. In addition, third parties may, from time to time, assert claims against us in the form of letters and other communications.

The results of any litigation cannot be predicted with certainty, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

For information on legal proceedings, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note. 20 Litigation.”

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

Holders of Record

At February 25, 2025, we had 47,650,121 shares of common stock outstanding held by approximately 116 stockholders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders, including stockholders who are beneficial owners but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Stock Performance Graph

This graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Amphastar Pharmaceuticals, Inc. under the Securities Act or the Exchange Act.

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2019, with the cumulative stockholder return since December 31, 2019, on two indices: the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2019, both in our common stock and each index. It also assumes reinvestment of dividends, if any. Historical stockholder return shown is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$350
$300
$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
Amphastar Pharmaceuticals, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2024

The table below provides information with respect to repurchases of our common stock.

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
October 1 - October 31, 2024	312,673	$48.46	312,673	—
November 1 - November 30, 2024	291,557	46.27	291,557	—
December 1 - December 31, 2024	311,114	42.88	311,114	—
(1)	On November 4, 2024, we announced that our Board of Directors authorized an increase of $50.0 million to our share buyback program. As of December 31, 2024, $50.0 million remained available for repurchase under such program. The share buyback program does not have an expiration date.

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

In this section, we generally discuss the results of our operations for the year ended December 31, 2024, compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023, to the year ended December 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024, which discussion is hereby incorporated herein by reference.

Overview

We are a bio-pharmaceutical company focusing primarily on developing, manufacturing, marketing, and selling technically challenging generic and proprietary injectable, inhalation, and intranasal products, as well as insulin API products. We currently manufacture and sell over 25 products.

Our largest products by net revenues currently include BAQSIMI®, glucagon, Primatene MIST®, epinephrine, lidocaine, and phytonadione.

In May 2024, the FDA approved our Albuterol Sulfate Inhalation Aerosol, which we launched in August 2024.

We are currently developing a portfolio of generic abbreviated new drug applications, or ANDAs, biologics license applications, or BLAs, including biosimilar insulin product candidates, and proprietary product candidates, which are in various stages of development and target a variety of indications. Four of the ANDAs are currently on file with the FDA.

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

Macroeconomic Trends and Uncertainties

Recent worldwide events and macroeconomic factors, such as international trade relations, new legislation and regulations, changes in administration, taxation or monetary policy changes, public sector budgetary cycles and funding authorization in the United States, political and civil unrest, global conflicts such as the Russia-Ukraine and Middle East conflicts, supply chain disruptions, heightened inflationary pressures, tariffs and fluctuating interest rates, as well as rising healthcare costs among other factors, also increase volatility in the global economy and continue to pose challenges to our business. For example, the United States has recently experienced historically high levels of inflation. The existence of inflation in the United States, and global economy has and may continue to result in higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects.

See “Part I – Item 1A, Risk Factors” for further discussion of the potential adverse impacts of unfavorable global and geopolitical economic conditions on our business, results of operations and financial conditions.

Recent Developments

BAQSIMI® Acquisition

In connection with the acquisition of BAQSIMI® in June 2023, we entered into a Transition Service Agreement, or TSA, with Lilly pursuant to which Lilly agreed, for a period of time not to exceed 18 months to provide certain services to us to support the transition of the BAQSIMI® operations, including with respect to the conduct of certain clinical, regulatory, medical affairs, and commercial sales channel activities. Revenues from the sales of BAQSIMI® under the TSA with Lilly during the transition period were recognized on a net basis, similar to a royalty arrangement. The impact of this revenue recognition method resulted in lower reported revenues relative to the revenue that would have been reported had we recognized gross revenues from sales of BAQSIMI®.

Throughout 2024, we assumed distribution responsibilities from Lilly on a country-by-country basis and once the marketing authorizations for each territory were transferred to us, we entered into distribution agreements, and obtained sufficient quantities of Amphastar labeled inventory. As we assumed distribution responsibilities in each country, we started recognizing gross revenues and cost of revenues from the sales of BAQSIMI®, which is classified as product revenue, net and cost of revenue, respectively on the consolidated statement of operations. As of January 1, 2025, the TSA has been completed and we distribute and manage the BAQSIMI® supply chain in all countries where it is available.

In connection with the acquisition, we also entered into a Manufacturing Service Agreement, or MSA, with Lilly, pursuant to which Lilly agreed, for a period of time not to exceed 18 months, to provide certain manufacturing, packaging, labeling, and supply services for BAQSIMI® directly through third-party contractors to us in connection with our operation of the development, manufacture, and commercialization of BAQSIMI®. The MSA expired in December 2024 and as part of the agreement, we were obligated to purchase all API, components, and finished goods from Lilly at prices agreed upon in the MSA.

During the fourth quarter of 2024, we executed new agreements with CMOs, for the supply and packaging of BAQSIMI®, and entered into an agreement to purchase approximately $34.0 million of API, components and finished goods inventories on hand from Lilly.

For more information regarding our acquisition of BAQSIMI®, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3. BAQSIMI® Acquisition.”

Business Segments

As of December 31, 2024, our performance is assessed and resources are allocated based on one reportable segment, pharmaceutical products.

We previously operated as two reportable segments, Finished pharmaceutical products and APIs. However, as a result of the BAQSIMI® acquisition, including the expiration of the MSA, and TSA in the fourth quarter of 2024, the level of detail at which our chief operating decision maker, or CODM, regularly reviews and manages the business has changed, resulting in a change from two reportable segments to one segment, pharmaceutical products.

Information reported herein is consistent with how it is reviewed and evaluated by our CODM.

For more information regarding our segments, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 6. – Segment Reporting.”

Results of Operations

Year ended December 31, 2024 compared to year ended December 31, 2023

Net revenues

	Year Ended December 31,		Change
	2024	2023	Dollars	%

	(in thousands)
Net revenues
Product revenues, net	$712,814	$593,238	$119,576	20%
Other revenues	19,153	51,157	(32,004)	(63)%
Total net revenues	$731,967	$644,395	$87,572	14%

Cost of revenues	$358,112	$293,274	$64,838	22%
Gross profit	$373,855	$351,121	$22,734	6%
as % of net revenues	51%	54%

The increase in net revenues for 2024 was primarily due to the following changes:

	Year Ended December 31,		Change
	2024	2023	Dollars	%

	(in thousands)
Product revenues, net:
BAQSIMI®	$126,898	$—	$126,898	N/A
Glucagon	108,319	113,684	(5,365)	(5)%
Primatene MIST®	102,012	89,321	12,691	14%
Epinephrine	94,090	81,650	12,440	15%
Lidocaine	55,854	58,162	(2,308)	(4)%
Phytonadione	43,169	44,939	(1,770)	(4)%
Enoxaparin	21,715	31,533	(9,818)	(31)%
Naloxone	15,728	19,004	(3,276)	(17)%
Other products	145,029	154,945	(9,916)	(6)%
Total product revenues, net	$712,814	$593,238	$119,576	20%

Product Revenues, net

Throughout 2024, we assumed distribution responsibilities for BAQSIMI® from Lilly to our customers in the United States, and certain other countries. As a result, $126.9 million of our BAQSIMI® sales for the year ended December 31, 2024, were recognized as product revenues, net, similar to our other products.

For more information, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Revenue Recognition.”

Primatene MIST® sales increased primarily due to an increase in unit volumes. The increase in sales of epinephrine was primarily due to an increase in unit volumes as we began selling our epinephrine pre-filled syringes in Canada starting in the third quarter of 2024. The decrease in sales of glucagon was primarily due to a decrease in unit volumes, as a result of competition and a move to ready to use glucagon products such as BAQSIMI®. The decrease in sales of enoxaparin and naloxone was primarily due to a decrease in unit volumes. The decrease in other products was primarily due to lower unit sales of atropine and calcium chloride, as a result of other suppliers returning to their historical distribution levels, as well as lower unit sales of medroxyprogesterone, as our API supplier discontinued making the active ingredient, which resulted in a halt of sales of medroxyprogesterone after the third quarter of 2023. Subsequently, we qualified our subsidiary, ANP, to manufacture this API, and in September 2024, we re-launched the product. This decrease was partially offset by higher unit volumes of dextrose and sodium bicarbonate due to an increase in demand caused by other supplier shortages, as well as the launch of albuterol in August 2024.

We anticipate that sales of naloxone and enoxaparin will continue to fluctuate in the future due to competitive dynamics. We also anticipate that sales of epinephrine and other products will continue to fluctuate depending on the ability of our competitors to supply market demands.

Other Revenues

Other revenues include the portion of BAQSIMI® sales made by Lilly on our behalf under the TSA which amounted to $19.2 million and $51.2 million during the years ended December 31, 2024 and 2023, respectively, based on total BAQSIMI® sales of $37.6 million and $86.3 million, respectively, as reported to us by Lilly, which was recognized on a net basis, similar to a royalty arrangement. The BAQSIMI® sales made by Lilly on our behalf under the TSA have decreased throughout 2024, due to our assumption of distribution responsibilities for BAQSIMI® from Lilly to our customers in the United States, and certain other countries. We recognized these sales within product net revenues.

Backlog

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. We had no significant backlog as of December 31, 2024. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross Margins

The decrease in gross margins during the year ended December 31, 2024, is primarily a result of the TSA with Lilly. The portion of revenues relating to BAQSIMI® sales made by Lilly on our behalf are reported on a net basis, similar to a royalty arrangement with no amount reported as cost of revenues. Therefore, in the prior year, BAQSIMI® sales did not have any associated cost of revenues, which increased the gross margins. Additional factors contributing to the decrease in gross margins during the year include an increase in depreciation and amortization expenses related to the acquired BAQSIMI® assets, as well as increases in labor costs and the cost for certain APIs and purchased components.

The decrease in gross margins was partially offset by the increase in sales of Primatene MIST® and epinephrine, which are higher-margin products.

Selling, distribution, and marketing, and general and administrative

	Year Ended December 31,		Change
	2024	2023	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$37,802	$28,853	$8,949	31%
General and administrative	56,720	51,540	5,180	10%

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

Research and development

	Year Ended December 31,		Change
	2024	2023	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$31,634	$29,092	$2,542	9%
Pre-launch inventory	483	422	61	14%
Clinical trials	594	5,216	(4,622)	(89)%
FDA fees	1,715	409	1,306	319%
Materials and supplies	16,813	19,499	(2,686)	(14)%
Depreciation	12,486	9,853	2,633	27%
Other expenses	10,189	9,250	939	10%
Total research and development expenses	$73,914	$73,741	$173	0%

Research and development expenses consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

Research and development expenses remained flat during the year. There was an increase in salary and personnel-related expenses, as well as an increase in FDA filing fees as we filed the ANDA for AMP-018 in 2024. These increases were offset by a decrease in clinical trials expense, as well as a decrease in materials and supplies expense, as a result of a ramp-up of expenses in 2023 for our insulin and inhalation pipeline products.

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

Non-operating income (expenses), net

	Year Ended December 31,		Change
	2024	2023	Dollars	%

	(in thousands)
Non-operating income (expenses)
Interest income	$10,612	$5,459	$5,153	94%
Interest expense	(30,343)	(27,158)	(3,185)	12%
Other income (expenses), net	4,076	(3,929)	8,005	204%
Total non-operating income (expenses), net	$(15,655)	$(25,628)	$9,973	(39)%

The change in non-operating income (expenses), net is primarily a result of:

●	An increase in interest income resulting from an increase in cash and investments.

●	An increase in interest expense resulting from the Term Loan used to finance the acquisition of BAQSIMI®, as well as the 2029 Convertible Notes, which we entered into in the second half of 2023. For more information regarding our debt, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14. Debt.”

●	A change to other income (expenses), net primarily as a result of foreign currency fluctuation, as well as mark-to-market adjustments relating to our interest rate swap contracts during the year ended December 31, 2024.

Income tax provision

	Year Ended December 31,		Change
	2024	2023	Dollars	%

	(in thousands)
Income tax provision	$29,672	$31,833	$(2,161)	(7)%
Effective tax rate	16%	19%

Our effective tax rate for the year ended December 31, 2024 decreased in comparison to the year ended December 31, 2023, primarily due to excess tax benefit from share-based compensation and lower state income tax expense. For more information regarding our income taxes, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 15. – Income Taxes.”

Liquidity and Capital Resources

Cash Requirements and Sources

We need capital resources to maintain and expand our business. We expect our cash requirements to increase significantly in the foreseeable future as we make milestone payments for our BAQSIMI® acquisition of up to an aggregate of $575 million contingent upon certain net sales milestones related to the BAQSIMI® acquisition, sponsor clinical trials for, seek regulatory approvals of, and develop, manufacture and market our current development stage product candidates and pursue strategic acquisitions of businesses or assets. Our future capital expenditures include projects to upgrade, expand, and improve our manufacturing facilities in the United States and China, including a significant increase in capital expenditures over the next few years. We plan to fund this facility expansion with cash flows from operations. Our cash obligations include the principal and interest payments due on our existing loans and lease payments, as described below and throughout this Annual Report on Form 10-K.

As of December 31, 2024, our foreign subsidiaries collectively held $9.2 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months from the filing of this Annual Report on Form 10-K. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

Working capital increased $96.1 million to $360.3 million at December 31, 2024, compared to $264.2 million at December 31, 2023.

Cash Flows from Operations

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023

	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$213,386	$183,503
Investing activities	(124,930)	(649,116)
Financing activities	(80,953)	454,093
Effect of exchange rate changes on cash	(190)	(282)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$7,313	$(11,802)

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $213.4 million for the year ended December 31, 2024, which included net income of $159.5 million. Non-cash items comprised primarily of $63.2 million of depreciation and amortization, which includes $28.2 million related to depreciation of property, plant and equipment; $24.7 million related to amortization of intangible assets; $4.2 million related to amortization of operating lease right-of-use assets; $6.0 million related to amortization of discounts, premiums, and debt issuance costs; and share-based compensation expense of $24.4 million.

Additionally, for the year ended December 31, 2024, there was a net cash outflow from changes in operating assets and liabilities of $14.5 million, which resulted primarily from an increase in accounts receivables, an increase in inventories, as well as an increase in prepaid expenses and other assets, which was partially offset by an increase in accounts payable and accrued liabilities. The increase in accounts receivables was primarily due to the increase in sales. The increase in inventories was primarily due to the increased purchases of finished product, raw materials and components for BAQSIMI®. Accounts payable and accrued liabilities increased primarily due to the increase in accrued customer fees and rebates associated with BAQSIMI® sales, as we continued to assume distribution responsibilities for BAQSIMI® from Lilly to our customers in the United States and certain other countries throughout 2024.

Net cash provided by operating activities was $183.5 million for the year ended December 31, 2023, which included net income of $137.5 million. Non-cash items comprised primarily of $53.2 million of depreciation and amortization, which includes $25.2 million related to depreciation of property, plant and equipment, $12.8 million related to amortization of intangible assets, $11.4 million related to amortization of discounts, premiums, and debt issuance costs. Additionally, non-cash items included share-based compensation expense of $20.2 million, and an impairment charge of $2.7 million relating to the impairment of the IMS (UK) international product rights. Additionally, for the year ended December 31, 2023, there was a net cash outflow from changes in operating assets and liabilities of $24.2 million, which resulted from an increase in accounts receivables, an increase in inventories, which was partially offset by an increase in accounts payable and accrued liabilities. Accounts payable and accrued liabilities increased primarily due to the deferred acquisition payment for BAQSIMI® of $129.0 million. The increase in accounts receivables was primarily due to the timing of the payment from Lilly for BAQSIMI® revenues during the fourth quarter, which was received subsequent to the year end.

Investing Activities

Net cash used in investing activities was $124.9 million for the year ended December 31, 2024, primarily due to the payment of $129.0 million relating to the BAQSIMI® acquisition, $41.0 million in purchases of property, plant, and equipment, which included $16.6 million incurred in the United States, $2.9 million in France, and $21.5 million in China. This was partially offset by a net cash inflow of $49.2 million from sales and purchases of investments during the period.

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

Financing Activities

Net cash used in financing activities was $81.0 million for the year ended December 31, 2024, primarily as a result of $85.5 million used to purchase treasury stock and $4.9 million used to settle share-based compensation awards under our equity plan and for tax payments related to the net share settlement of options exercised. Additionally, we made $8.3 million in principal payments on our long-term debt, primarily as a result of paying off the mortgage loan with East West Bank. This was partially offset by $18.4 million of net proceeds from borrowings on our line of credit in China.

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

Debt and Borrowing Capacity

Our outstanding debt obligations are summarized as follows:

	December 31,
	2024	2023	Change

	(in thousands)
Short-term debt and current portion of long-term debt	$234	$436	$(202)
Long-term debt	601,630	589,579	12,051
Total debt	$601,864	$590,015	$11,849

As of December 31, 2024, we had $224.5 million in unused borrowing capacity under revolving lines of credit with Wells Fargo Bank, China Merchant Bank, and Industrial and Commercial Bank of China Limited.

The weighted average interest rates on lines of credit as of December 31, 2024 and 2023 were 4.0% and 7.0%, respectively. For our loans with Wells Fargo Bank and East West Bank, we have entered into fixed interest rate swap contracts to exchange the variable interest rates for fixed interest rates.

For more information regarding our outstanding indebtedness, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14. – Debt.”

Contractual Obligations and Commitments

Operating Lease Obligations

As of December 31, 2024 we had a total of $59.3 million of minimum rental payments due under operating leases. Of that amount, $9.6 million is due within 12 months as of December 31, 2024. For more information regarding our operating lease obligations see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements –Note. 18 – Commitments and Contingencies.”

Milestone Obligations

The terms of our Purchase Agreement with Lilly require us to make future sales-based milestone payments aggregating up to $575.0 million based on achievement of specified net sales amounts. As of December 31, 2024, we have not triggered any milestones and therefore no amounts have been recognized or paid. The amount and timing of such future obligations are unknown and uncertain.

Purchase Obligations

We have certain purchase obligations under which we are required to make minimum payments for items including, but not limited to, inventory and pharmaceutical manufacturing and laboratory equipment. As of December 31, 2024, we had an aggregate amount of approximately $135.5 million of purchase obligations.

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

The following table summarizes activity in each of our product revenue provision and allowance categories for the years ended December 31, 2024 and 2023:

	Chargebacks and		Management fees
	Rebates(1)	Product Returns(2)	and Incentives(3)
	(in thousands)
Balance as of December 31, 2022	$26,606	$19,451	$11,749
Provisions	257,219	4,275	46,213
Credits and payments issued to third parties	(255,905)	(6,547)	(43,479)
Balance as of December 31, 2023	$27,920	$17,179	$14,483
Provisions	298,230	9,597	62,939
Credits and payments issued to third parties	(260,361)	(6,917)	(60,166)
Balance as of December 31, 2024	$65,789	$19,859	$17,256
(1)	Chargeback and Rebates include chargebacks, managed care rebates, GPO rebates, government rebates, and co-pay program incentives. Chargeback and rebates were deducted from gross revenue at the time revenues were recognized and were recorded as a reduction to accounts receivables, net and accounts payable and accrued liabilities on our consolidated balance sheets.
(2)	Estimated provisions for product returns were deducted from gross revenues at the time revenues were recognized and are included in accounts payable and accrued liabilities and other long-term liabilities on our consolidated balance sheets.
(3)	Management fees and incentives include management and GPO fees and sales incentives and allowances, which were deducted from gross revenues at the time revenues were recognized and were recorded as accounts payable and accrued liabilities on our consolidated balance sheets.

Other revenues

Revenues related to sales of BAQSIMI®, which was acquired on June 30, 2023 and was manufactured and sold by Lilly under the TSA during the years ended December 31, 2024 and 2023, were recorded on a net basis, similar to a royalty arrangement.

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

No impairment of indefinite-lived intangible asset and goodwill was recorded during the years ended December 31, 2024 and 2022. For the year ended December 31, 2023, we recorded an impairment charge of $2.7 million related to our IMS (UK) international product rights, as we decided to delay the launch of the IMS UK products indefinitely. We recorded the impairment in the cost of revenue line in our consolidated statement of operations.

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

Share-Based Compensation

Options issued under our amended and restated 2015 Equity Incentive Award Plan, or the Amended 2015 Plan, 2015 Equity Incentive Award Plan, or the Original 2015 Plan, and our amended and restated 2005 Equity Incentive Award Plan, or 2005 Plan, are granted at exercise prices equal to or greater than the fair value of the underlying common shares on the date of grant and vest based on continuous service. There have been no awards with performance conditions and no awards with market conditions. The options have a contractual term of five to ten years and generally vest over a three- to five-year period.

We use the Black-Scholes option pricing model to determine the fair value of options awards. The Black-Scholes option pricing model has various inputs such as the common share price on the date of grant, exercise price, the risk-free interest rate, volatility, expected life and dividend yield, all of which are estimates. We used the risk-free rate on U.S. Treasury securities at the time of grant for instruments with maturities commensurate with the expected term of the stock option. Our volatility estimate was based on the weighted average historical volatility of our stock price since IPO. Our dividend yield was assumed to be 0%, because we have no plans to pay dividends. We estimate the expected term of options with consideration of vesting date, contractual term, and historical experience for employee exercise and post-vesting employment termination behavior after our common stock has been publicly traded. The expected term of “plain vanilla” options is estimated based on the midpoint between the vesting date and the end of the contractual term under the simplified method.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting-Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) included within income statement expense captions. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard updates are to be applied prospectively with the option for retrospective application. We are currently evaluating the impact of disclosure requirements related to the new standard on our financial statements.

Government Regulation

Our products and facilities are subject to regulation by a number of federal and state governmental agencies. The FDA in particular, maintains oversight of the formulation, manufacture, distribution, packaging, and labeling of all of our products. The Drug Enforcement Administration, or DEA, maintains oversight over our products that are considered controlled substances.

Our manufacturing facilities as well as our CMOs are subject to periodic inspection by the FDA to ensure that they are operating in compliance with cGMP requirements. As of December 31, 2024, all of our manufacturing facilities and our CMOs are in compliance with all federal and state governmental agencies, including all FDA and DEA regulations. In 2024, we have had inspections conducted by the FDA in our various manufacturing facilities, which resulted in several observations on Form 483. We have responded to those observations and have satisfied the requirements of the FDA.

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

Investment Risk

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary. As of December 31, 2024, none of our investments experienced any declines in fair value that we believe are other than temporary. We do not enter into investments for trading or speculative purposes.

As of December 31, 2024, we had $6.7 million deposited in six banks located in China, $1.8 million deposited in one bank located in France, and $0.7 million deposited in one bank located in the United Kingdom. We also maintained $102.1 million in cash equivalents that include money market accounts as of December 31, 2024. Additionally, we maintain approximately $54.4 million in investment grade corporate and municipal bonds as of December 31, 2024. The remaining amounts of our cash equivalents as of December 31, 2024, are in non-interest bearing accounts.

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

As of December 31, 2024, we had $601.9 million in long-term debt and finance leases outstanding, all of which have either a fixed interest rate or are locked-in fixed interest rates through swap contracts.

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

Our Chinese subsidiary, ANP, maintains its books of record in Chinese yuan. These books are remeasured into the functional currency of USD, using the current or historical exchange rates. The resulting currency remeasurement adjustments and other transactional foreign exchange gains and losses are reflected in our consolidated statement of operations.

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

As of December 31, 2024, a theoretical 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would result in approximately $1.2 million reduction of foreign currency gains, and approximately $3.1 million reduction in other comprehensive income.

As of December 31, 2023, a theoretical 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would result in approximately $2.2 million reduction of foreign currency gains, and approximately $1.6 million reduction in other comprehensive income.

As of December 31, 2024 and 2023, our foreign subsidiaries had cash balances denominated in foreign currencies in the amount of $6.6 million and $8.9 million, respectively.

Item 8. Financial Statements and Supplementary Data.

Index to Amphastar Pharmaceuticals, Inc. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Amphastar Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amphastar Pharmaceuticals, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

The Company’s provision for chargebacks estimate totaled $26.3 million at December 31, 2024. As described in Note 4 to the consolidated financial statements, the Company estimates the provision for chargebacks using the expected value method at the time of sale to wholesalers.

Auditing the provision for chargebacks estimate was especially challenging because of the subjectivity of management assumptions about future wholesale customer mix and related contract pricing, which impact the rates at which future chargebacks on current sales will be paid. The estimated provision for chargebacks is based on wholesaler inventory levels, historic chargeback rates, and current contract pricing and wholesaler customer mix.

How We Addressed the Matter in Our Audit

We tested the Company’s controls addressing the identified risks of material misstatement related to the valuation of the provision for chargebacks. This included testing controls over management’s review of significant assumptions discussed above. This testing also included management’s control to compare subsequent actual activity to estimated activity and controls to ensure the data used to evaluate the significant assumptions was complete and accurate.

To test the provision for chargebacks estimate, we obtained management’s calculations and performed the following procedures, among others. We evaluated the appropriateness of the Company’s models and methodology, including recalculating the estimate using those models, and testing the completeness and accuracy of the inputs by comparing to internal and external data. We evaluated the reasonableness of significant assumptions (e.g., estimated future wholesale customer mix and related contract pricing) by comparing rates at different time periods, including historical and subsequent periods, obtaining an understanding of the facts supporting the selected rates, and performing sensitivity analyses over those rates. We evaluated subsequent events to assess whether there was any new information that would require adjustment to the initial provision.

Estimated selling price impacting the Enoxaparin inventory lower of cost or net realizable value
Description of the Matter

The Company's inventories totaled $153.7 million as of December 31, 2024 which is net of, amongst other things, provisions to reduce the value of Enoxaparin inventory to the lower of its cost and net realizable value. Total charges of $7.4 million related to Enoxaparin inventory and related purchase commitments were included in cost of revenues in the Company’s consolidated statement of operations for the year ended December 31, 2024. As explained in Note 2 to the consolidated financial statements, the Company states inventory at the lower of cost or net realizable value. Net realizable value is determined using the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the inventory.

Auditing management's estimate in determining the net realizable value of Enoxaparin inventory involved subjective auditor judgment because the estimated selling price relies on a number of factors that are affected by market conditions outside the Company's control. In particular, the estimated selling price forecast is sensitive to changes in significant assumptions, including demand for the Company’s products, customer mix, expected competition, and planned price changes.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's estimated selling price impacting the Enoxaparin inventory lower of cost or net realizable value. This included controls over management's assessment of assumptions such as future demand, customer mix, expected competition, and planned price changes.

Our substantive audit procedures included, among others, evaluating the significant assumptions stated above and the accuracy and completeness of the underlying data management used to develop the estimated selling price. We evaluated adjustments to the estimated selling price for specific considerations, such as demand for the Company’s products, new significant customers, competitors, or planned price changes. We evaluated the reasonableness of management’s estimated selling price and whether expected changes in demand, competition, customer mix, or planned price changes were appropriate by comparing with the Company’s historical data and market conditions. We also performed sensitivity analyses over the estimated selling price assumptions and assessed the historical accuracy of management's estimates by performing retrospective reviews over prior periods' estimated selling prices.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998.

Irvine, California

March 3, 2025

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$151,609	$144,296
Restricted cash	235	235
Short-term investments	70,036	112,510
Restricted short-term investments	2,200	2,200
Accounts receivable, net	136,289	114,943
Inventories	153,741	105,833
Income tax refunds and deposits	1,747	526
Prepaid expenses and other assets	18,214	9,057
Total current assets	534,071	489,600

Property, plant, and equipment, net	297,345	282,746
Finance lease right-of-use assets	383	564
Operating lease right-of-use assets	46,899	32,333
Investment in unconsolidated affiliate	—	527
Goodwill and intangible assets, net	590,660	613,295
Long-term investments	10,996	14,685
Other assets	25,992	25,910
Deferred tax assets	71,124	53,252
Total assets	$1,577,470	$1,512,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$157,057	$93,366
Accrued payments for BAQSIMI® (see Note 3)	—	126,090
Income taxes payable	9,664	1,609
Current portion of long-term debt	234	436
Current portion of operating lease liabilities	6,804	3,906
Total current liabilities	173,759	225,407

Long-term reserve for income tax liabilities	6,957	6,066
Long-term debt, net of current portion and unamortized debt issuance costs	601,630	589,579
Long-term operating lease liabilities, net of current portion	41,881	29,721
Other long-term liabilities	20,945	22,718
Total liabilities	845,172	873,491
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 60,847,124 and 47,617,691 shares issued and outstanding, respectively, as of December 31, 2024 and 59,390,194 and 48,068,881 shares issued and outstanding, respectively, as of December 31, 2023	6	6
Additional paid-in capital	505,400	486,056
Retained earnings	568,787	409,268
Accumulated other comprehensive loss	(9,181)	(8,478)
Treasury stock	(332,714)	(247,431)
Total equity	732,298	639,421
Total liabilities and stockholders’ equity	$1,577,470	$1,512,912

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net revenues:
Product revenues, net	$712,814	$593,238	$498,987
Other revenues	19,153	51,157	—
Total net revenues	731,967	644,395	498,987

Cost of revenues	358,112	293,274	250,127
Gross profit	373,855	351,121	248,860

Operating expenses:
Selling, distribution, and marketing	37,802	28,853	21,531
General and administrative	56,720	51,540	45,061
Research and development	73,914	73,741	74,771
Total operating expenses	168,436	154,134	141,363

Income from operations	205,419	196,987	107,497

Non-operating income (expenses):
Interest income	10,612	5,459	1,321
Interest expense	(30,343)	(27,158)	(1,846)
Other income (expenses), net	4,076	(3,929)	9,068
Total non-operating income (expenses), net	(15,655)	(25,628)	8,543

Income before income taxes	189,764	171,359	116,040
Income tax provision	29,672	31,833	23,477
Income before equity in losses of unconsolidated affiliate	160,092	139,526	92,563

Equity in losses of unconsolidated affiliate	(573)	(1,981)	(1,177)

Net income	$159,519	$137,545	$91,386

Net income per share:
Basic	$3.29	$2.85	$1.88

Diluted	$3.06	$2.60	$1.74

Weighted-average shares used to compute net income per share:
Basic	48,429	48,265	48,551

Diluted	52,058	53,001	52,427

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$159,519	$137,545	$91,386

Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	(695)	298	(2,335)
Change in pension obligations	(8)	(152)	476
Total other comprehensive income (loss)	(703)	146	(1,859)

Total comprehensive income	$158,816	$137,691	$89,527

See accompanying notes to consolidated financial statements.

Amphastar Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	loss	Shares	Amount	Total
Balance as of December 31, 2021	56,440,202	$6	$422,423	$180,337	$(6,765)	(8,725,290)	$(150,479)	$445,522
Net income	—	—	—	91,386	—	—	—	91,386
Other comprehensive loss	—	—	—	—	(1,859)	—	—	(1,859)
Purchase of treasury stock	—	—	—	—	—	(1,335,528)	(39,909)	(39,909)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(864)	—	—	62,656	864	—
Issuance of common stock in connection with the Company's equity plans	1,670,029	—	15,658	—	—	—	—	15,658
Share-based compensation expense	—	—	17,860	—	—	—	—	17,860
Balance as of December 31, 2022	58,110,231	$6	$455,077	$271,723	$(8,624)	(9,998,162)	$(189,524)	$528,658
Net income	—	—	—	137,545	—	—	—	137,545
Other comprehensive income	—	—	—	—	146	—	—	146
Purchase of treasury stock	—	—	—	—	—	(1,338,757)	(58,144)	(58,144)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(237)	—	—	15,606	237	—
Issuance of common stock in connection with the Company's equity plans	1,279,963	—	10,974	—	—	—	—	10,974
Share-based compensation expense	—	—	20,242	—	—	—	—	20,242
Balance as of December 31, 2023	59,390,194	$6	$486,056	$409,268	$(8,478)	(11,321,313)	$(247,431)	$639,421
Net income	—	—	—	159,519	—	—	—	159,519
Other comprehensive loss	—	—	—	—	(703)	—	—	(703)
Purchase of treasury stock	—	—	—	—	—	(1,919,670)	(85,458)	(85,458)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(175)	—	—	11,550	175	—
Issuance of common stock in connection with the Company's equity plans	1,456,930	—	(4,849)	—	—	—	—	(4,849)
Share-based compensation expense	—	—	24,368	—	—	—	—	24,368
Balance as of December 31, 2024	60,847,124	$6	$505,400	$568,787	$(9,181)	(13,229,433)	$(332,714)	$732,298

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$159,519	$137,545	$91,386
Reconciliation to net cash provided by operating activities:
Loss on disposal of assets	9	475	141
Impairment of long-lived assets	—	2,700	—
Loss (gain) on interest rate swaps and foreign currency transactions, net	(2,792)	5,330	(2,196)
Depreciation of property, plant, and equipment	28,249	25,205	23,815
Amortization of intangible assets	24,718	12,830	954
Operating lease right-of-use asset amortization	4,238	3,742	3,506
Amortization of discounts, premiums, and debt issuance costs	6,032	11,399	466
Equity in losses of unconsolidated affiliate	573	1,981	1,177
Share-based compensation expense	24,368	20,242	17,860
Changes in reserve for uncertain tax positions	891	(1,159)	694
Changes in deferred taxes, net	(17,872)	(12,578)	(16,445)
Changes in operating assets and liabilities:
Accounts receivable, net	(21,671)	(26,086)	(10,132)
Inventories	(48,797)	(1,724)	(11,746)
Prepaid expenses and other assets	(10,726)	(2,728)	(1,854)
Income tax refunds, deposits, and payable, net	6,834	(3,319)	(4,555)
Operating lease liabilities	(3,750)	(3,589)	(3,154)
Accounts payable and accrued liabilities	63,563	13,237	(736)
Net cash provided by operating activities	213,386	183,503	89,181

Cash Flows From Investing Activities:
BAQSIMI® acquisition (see Note 3)	(129,000)	(506,406)	—
Purchases and construction of property, plant, and equipment	(41,041)	(38,166)	(24,034)
Proceeds from the sale of property, plant and equipment	—	—	421
Purchase of investments	(76,792)	(144,556)	(35,761)
Maturity of investments	126,022	38,622	27,969
Deposits and other assets	(4,119)	1,390	(1,372)
Net cash used in investing activities	(124,930)	(649,116)	(32,777)

Cash Flows From Financing Activities:
Proceeds from equity plans, net of withholding tax payments	(4,849)	10,974	15,658
Purchase of treasury stock	(85,458)	(58,144)	(39,909)
Debt issuance costs	(816)	(25,079)	(407)
Proceeds from borrowing under lines of credit	18,433	—	—
Proceeds from issuance of long-term debt	—	845,000	—
Principal payments on long-term debt	(8,263)	(318,658)	(1,781)
Net cash provided by (used in) financing activities	(80,953)	454,093	(26,439)

Effect of exchange rate changes on cash	(190)	(282)	(220)

Net increase (decrease) in cash, cash equivalents, and restricted cash	7,313	(11,802)	29,745

Cash, cash equivalents, and restricted cash at beginning of period	144,531	156,333	126,588

Cash, cash equivalents, and restricted cash at end of period	$151,844	$144,531	$156,333

Noncash Investing and Financing Activities:
Deferred payment for BAQSIMI® acquisition	$—	$121,699	$—
Capital expenditures included in accounts payable	$5,622	$4,454	$5,256
Operating lease right-of-use assets in exchange for operating lease liabilities	$18,804	$10,521	$2,166
Equipment acquired under finance leases	$—	$—	$642

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$26,811	$17,573	$3,023
Income taxes paid	$40,104	$49,001	$44,442

See accompanying notes to consolidated financial statements

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business

Amphastar Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, hereinafter referred to as the “Company”) is a bio-pharmaceutical company that focuses primarily on developing, manufacturing, marketing, and selling technically challenging generic and proprietary injectable, inhalation, and intranasal products, including products with high technical barriers to market entry. Additionally, the Company sells insulin active pharmaceutical ingredient, or API, products. Most of the Company’s products are used in hospital or urgent care clinical settings and are primarily contracted and distributed through group purchasing organizations and drug wholesalers. The Company’s insulin API products are sold to other pharmaceutical companies for use in their own products and are being used by the Company in the development of injectable finished pharmaceutical products. The Company’s over-the-counter inhalation product, Primatene MIST®, is primarily distributed through drug retailers.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s French subsidiary, AFP, maintains its books of record in euros. AUK’s subsidiary, IMS UK, maintains its books of record in British pounds. These local currencies have been determined to be the subsidiaries’ respective functional currencies. Activities in the statements of operations are translated to USD using average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transactions. Translation adjustments are reflected in stockholders’ equity and are included as a component of other comprehensive income. The unrealized gains or losses of intercompany foreign currency transactions that are of a long-term investment nature are reported in other accumulated comprehensive income.

The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature for the years ended December 31, 2024, 2023, and 2022 were a $1.9 million loss, a $1.1 million gain, and a $1.8 million loss, respectively.

Comprehensive Income

The Company’s comprehensive income includes its foreign currency translation gains and losses, changes in pension obligations as well as its share of other comprehensive income from its equity method investments.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Shipping and Handling Costs

For the years ended December 31, 2024, 2023, and 2022, the Company included shipping and handling costs of approximately $8.0 million, $7.0 million and $7.4 million, respectively, in selling, distribution and marketing expenses in the accompanying consolidated statements of operations.

Advertising Expense

Advertising expenses, primarily associated with Primatene MIST®, are recorded as they are incurred, except for expenses related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented, and are reflected as a component of selling, distribution and marketing in the Company’s consolidated statements of operations. For the years ended December 31, 2024, 2023, and 2022, advertising expenses were $10.5 million, $10.4 million, and $8.7 million, respectively.

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

The Company may produce or purchase inventories prior to or with the expectation of receiving regulatory approval in the near term, based on operational decisions about the most effective use of existing resources. This inventory is referred to as pre-launch inventory. It is the Company’s accounting policy that the pre-launch inventory is capitalized if it has a probable future economic benefit at the time it is purchased or manufactured. If regulatory approval is received and previously expensed pre-launch inventory is sold, such sales may contribute up to a 100% margin to the Company’s operating results. Pre-launch inventory costs include cost of work in process, materials, and finished drug products. For the years ended December 31, 2024, 2023, and 2022, the Company did not have material capitalized pre-launch inventory.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and highly liquid investments with original maturities of three months or less.

Investments

Investments as of December 31, 2024 and 2023 consisted of certificates of deposit and investment grade corporate, agency, and municipal bonds with original maturity dates between three and nineteen months.

Restricted Cash

Restricted cash is collateral required for the Company to guarantee certain vendor payments in France. As of December 31, 2024 and 2023, the restricted cash balance was $0.2 million.

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letters of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months, but less than one year. As of December 31, 2024 and 2023, the balance of restricted short-term investments was $2.2 million.

Accounts receivable and Allowance for Credit Losses

The Company evaluates the collectability of accounts receivable based on a combination of factors. When the Company is aware of circumstances that may impair a customer’s ability to pay subsequent to the original sale, the Company records a specific allowance to reduce the amounts receivable to the amount that the Company reasonably believes to be collectable. For all other customers, the Company recognizes an allowance for credit losses based on factors that include the length of time the receivables are past due, industry and geographic concentrations, the current economic conditions and historical collection experience. As of December 31, 2024 and 2023, the Company's allowance for credit losses was $3.5 million and $2.8 million, respectively.

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

Product rights	10 - 24 years
Land-use rights	37 - 50 years
Other intangibles	6 - 20 years

Impairment of Long-Lived Assets, including Identifiable Definite-Lived Intangible Assets

The Company assesses long-term and identifiable definite-lived intangible assets or asset groups for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset or asset group, further impairment analysis is performed. An impairment loss is measured as the amount by which the carrying amount of the asset or asset groups exceeds the fair value (assets to be held and used) or fair value less cost to sell (assets to be disposed of). The Company also assesses the useful lives of its assets periodically to determine whether events and circumstances warrant a revision to the remaining useful life. Changes in the useful life are adjusted prospectively by revising the remaining period over which the asset is amortized.

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

Convertible Debt

The Company accounts for its convertible debt instruments as a single unit of account, a liability, because the Company concluded that the conversion features do not require bifurcation as a derivative under Accounting Standards Codification, or ASC, 815-15, Derivatives and Hedging and the Company did not issue its convertible debt instruments at a substantial premium.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Self-Insured Claims

The Company is self-insured, up to certain limits, for workers’ compensation claims. The Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $350,000 or aggregate minimum attachment of $5.3 million annually. The cost of claims reported and an estimate of claims incurred but not reported are charged to operating expenses. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in accrued liabilities in the accompanying consolidated balance sheets. Total expense under the program was approximately $2.0 million, $1.7 million, and $0.3 million, for the years ended December 31, 2024, 2023 and 2022, respectively. The self-insured claims liability was $5.2 million and $4.3 million at December 31, 2024 and 2023, respectively. The determination of such claims and expenses and the appropriateness of the related liability is reviewed periodically and updated, as necessary. Changes in estimates are recorded in the period identified.

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

In December 2023, the FASB issued Accounting Standard Update 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosures which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the disclosure

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

requirements related to the new standard.

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting-Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) included within income statement expense captions. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard updates are to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of disclosure requirements related to the new standard on its financial statements.

Note 3. BAQSIMI® Acquisition

On June 30, 2023, the Company completed its acquisition of BAQSIMI® glucagon nasal powder, or BAQSIMI® pursuant to an asset purchase agreement, or the Purchase Agreement, with Eli Lilly & Company, or Lilly, dated April 21, 2023. In connection with the closing of the transaction, or the Closing, the Company paid Lilly $500.0 million in cash. In addition, the Company paid to Lilly a $125.0 million guaranteed payment on the first anniversary of the Closing. The Company also paid Lilly $4.0 million upon the assignment of certain contracts to the Company. The Company may also be required to pay additional contingent consideration of up to $450.0 million to Lilly based on the achievement of certain milestones. The Purchase Agreement provides that the contingent consideration that may become payable to Lilly would be achieved as follows: (i) a one-time payment of $100.0 million if the Company achieves annual net sales of $175.0 million or more of BAQSIMI® and certain related products, or the Milestone Products, in any one contract year during the first five years after the Closing; (ii) up to two payments of $100.0 million each if the Company achieves annual net sales of $200.0 million or more of Milestone Products in any one contract year during the first five years after the Closing; and (iii) a one-time payment of $150.0 million if the Company achieves total cumulative net sales of $950.0 million or more of the Milestone Products for the first five years after the Closing.

In addition, the Company assumed certain contingent consideration of Lilly, which would require the Company to pay up to an aggregate of $125.0 million based on the achievement of annual net sales milestones of $350.0 million, $400.0 million and $600.0 million. Through December 31, 2024, the Company has not triggered any milestones and therefore no amounts have been recognized or paid.

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

The Company is amortizing the acquired intangible asset on a straight-line basis over its estimated useful life of 24 years (See Note 10 for additional information).

The fair value of the deferred cash payment was accreted to the full $129.0 million amount over a one-year period through interest expense. During the years ended December 31, 2024 and 2023, $3.6 million and $3.7 million of interest expense was recognized related to accretion of the deferred cash payments, respectively. The Company made the $129.0 million deferred cash payment in June 2024.

Manufacturing Services Agreement

In connection with the Closing, the Company entered into a Manufacturing Services Agreement, or the MSA, with Lilly, pursuant to which Lilly agreed, for a period of time not to exceed 18 months, to provide certain manufacturing, packaging, labeling and supply services for BAQSIMI® directly or through third-party contractors to the Company in connection with its operation of the development, manufacture, and commercialization of BAQSIMI®. Upon termination of the MSA, the Company was obligated to purchase all API, components, and finished goods on hand at prices agreed upon in the MSA.

In December 2024, as the MSA expired, the Company entered into a commercial supply agreement with a third party contract manufacturing organization, or CMO, pursuant to which the CMO will provide manufacturing services for BAQSIMI®.

Transition Services Agreement

In connection with the Closing, the Company entered into a Transition Services Agreement, or the TSA, with Lilly pursuant to which Lilly agreed, for a period of time not to exceed 18 months, to provide certain services to the Company to support the transition of BAQSIMI® operations to the Company, including with respect to the conduct of certain clinical, regulatory, medical affairs, and commercial sales channel activities.

Throughout 2024, the Company assumed distribution responsibilities, from Lilly, to its customers in the United States, and certain other countries. As a result, the Company has recorded the sales and related cost of BAQSIMI® to its customers in these countries as product revenue, net and cost of revenues, respectively. The assumption of distribution of BAQSIMI® for the final two countries occurred on January 1, 2025.

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

The Credit Agreement provides for a senior secured term loan, or the Wells Fargo Term Loan, in an aggregate principal amount of $500.0 million. The Wells Fargo Term Loan matures on June 30, 2028. In 2023, the Company repaid $250.0 million of the Wells Fargo Term Loan. Proceeds from the Term Loan were used to finance the acquisition of

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BAQSIMI®.

The Credit Agreement also provides a senior secured revolving credit facility, or the Revolving Credit Facility, in an aggregate principal amount of $200.0 million. The Revolving Credit Facility matures on June 30, 2028. As of December 31, 2024, the Company had no borrowings outstanding under the Revolving Credit Facility.

Note 4. Revenue Recognition

Product revenues, net

In accordance with ASC 606 Revenue from Contracts with Customers, revenue is recognized at the time that the Company’s customers obtain control of the promised goods and we satisfy our performance obligations, which is generally at the time of product delivery to the Company’s customers. In some cases, our performance obligation is satisfied, and revenue is recognized at the time of shipment when stipulated by the terms of the sale agreements.

The consideration to which the Company expects to be entitled includes a stated list price, less various forms of variable consideration including provision for chargebacks and rebates, accrual for product returns, prompt pay discounts, distributor fees, patient co-pay assistance, and other related deductions. These deductions to product sales are referred to as gross-to-net deductions and are estimated and recorded in the period in which the related product sales occur. Payment terms offered to customers generally range from 30 to 75 days; however, payment terms differ by jurisdiction, by customer and, in some instances, by type of product. Revenues from product sales, net of gross-to-net deductions, are recorded only to the extent a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with gross-to-net deductions is subsequently resolved. Taxes assessed by governmental authorities and collected from customers are excluded from product sales. If the Company expects, at contract inception, that the period between the transfer of control and corresponding payment from the customer will be one year or less, the amount of consideration is not adjusted for the effects of a financing component. Shipping and handling activities are considered to be fulfillment activities rather than a separate performance obligation and are recorded within selling, distribution and marketing expenses in the accompanying consolidated statements of operations.

Provision for Chargebacks and Rebates: The provision for chargebacks and rebates is a significant estimate used in the recognition of revenue. Wholesaler chargebacks relate to sales terms under which the Company agrees to reimburse wholesalers for differences between the gross sales prices at which the Company sells its products to wholesalers and the actual prices of such products that wholesalers resell under the Company’s various contractual arrangements with third parties such as hospitals, group purchasing organizations and pharmacy benefit managers in the United States. Rebates include primarily amounts paid to retailers, payers, and providers in the United States, including those paid to Medicare and state Medicaid programs, and are based on contractual arrangements or statutory requirements. The Company estimates chargebacks and rebates using the expected value method at the time of sale to customers based on inventory stocking levels, historical chargeback and rebate rates, and current contract pricing.

The provision for chargebacks and rebates is reflected as a component of product revenues, net. The following table is an analysis of the chargeback and rebate provision:

	Year Ended December 31,
	2024	2023

	(in thousands)
Beginning balance	$27,920	$26,606
Provision for chargebacks and rebates	289,332	257,219
Credits and payments issued to third parties	(256,921)	(255,905)
Ending balance	$60,331	$27,920

Changes in the chargeback provision from period to period are primarily dependent on the Company’s sales to its wholesalers, the level of inventory held by wholesalers, and the wholesalers’ customer mix. Changes in the rebate

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The provision for chargebacks and rebates is included in the following balance sheet accounts:

	December 31,
	2024	2023

	(in thousands)
Reduction to accounts receivable, net	$26,258	$21,861
Accounts payable and accrued liabilities	34,073	6,059
Total	$60,331	$27,920

Accrual for Product Returns: The Company offers certain customers the right to return qualified excess or expired inventory for full or partial credit. The Company’s product returns primarily consist of the returns of expired products from sales made in prior periods. Returned products cannot be resold. At the time product revenue is recognized, the Company records an accrual for product returns estimated using the expected value method. The accrual is based, in part, upon the historical relationship of product returns to sales and customer contract terms. The Company also assesses other factors that could affect product returns including market conditions, product obsolescence, and new competition.

The provision for product returns is reflected as a component of net revenues. The following table is an analysis of the product return liability:

	Year Ended December 31,
	2024	2023

	(in thousands)
Beginning balance	$17,179	$19,451
Provision for product returns	9,597	4,275
Credits issued to third parties	(6,917)	(6,547)
Ending balance	$19,859	$17,179

The provision for product returns is included in the following balance sheet accounts:

	December 31,
	2024	2023

	(in thousands)
Accounts payable and accrued liabilities	$14,559	$12,263
Other long-term liabilities	5,300	4,916
Total	$19,859	$17,179

Prompt Pay Discounts: The Company provides its customers with a percentage discount on their invoice if the customers pay within the agreed upon timeframe. The Company generally expects that its customers will earn such prompt pay discounts. The Company estimates the probability of customers paying promptly based on the percentage of discount outlined in the purchase agreement between the two parties, and deducts the full amount of these discounts from gross product sales and accounts receivable at the time revenue is recognized.

Distributor Fees: The Company engages with wholesalers to distribute its products to end customers. The Company pays the wholesalers a fee for services such as: inventory management, chargeback administration, and service level commitments. The Company estimates the amount of distribution services fees to be paid and adjusts the transaction

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues derived from contract manufacturing services are recognized when third-party products are shipped to customers. The Company’s accounting policy is to review each agreement involving contract development and manufacturing services to determine if there are multiple revenue-generating activities that constitute more than one unit of account. Revenues are recognized for each unit of account based on revenue recognition criteria relevant to that unit.

Service revenues derived from research and development contracts are recognized over time based on progress toward satisfaction of the performance obligation. For each performance obligation satisfied over time, the Company assesses the proper method to be used for revenue recognition, either an input method to measure progress toward the satisfaction of services or an output method of determining the progress of completion of performance obligation. Revenue from research and development services at ANP was $4.2 million, $4.5 million, and $4.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Other revenues

Revenues related to BAQSIMI® sales made by Lilly under the TSA during the years ended December 31, 2024 and 2023, were recorded on a net basis, similar to a royalty arrangement.

Note 5. Income per Share

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

For the year ended December 31, 2024, options to purchase 618,973 shares of stock with a weighted-average exercise price of $46.63 per share were excluded in the computation of diluted net income per share because their effect would be anti-dilutive. The 2029 Convertible Notes had no impact on the computation of diluted net income per share as the average stock price during the period was less than the conversion price.

For the year ended December 31, 2023, the Company did not have any options that were excluded in the computation of diluted net income per share because the effect would be anti-dilutive. The 2029 Convertible Notes had no impact on the computation of diluted net income per share as the average stock price during the period was less than the conversion price.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the calculation of basic and diluted net income per share attributable to Amphastar Pharmaceuticals, Inc. stockholders for each of the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(in thousands, except per share data)
Basic and dilutive numerator:
Net income	$159,519	$137,545	$91,386
Denominator:
Weighted-average shares outstanding — basic	48,429	48,265	48,551

Net effect of dilutive securities:
Incremental shares from equity awards	3,629	4,736	3,876
Weighted-average shares outstanding — diluted	52,058	53,001	52,427
Net income per share — basic	$3.29	$2.85	$1.88
Net income per share — diluted	$3.06	$2.60	$1.74

Note 6. Segment Reporting

The Company’s business is the development, manufacture, and marketing of pharmaceutical products (See note 1). The Company’s Chief Executive Officer, is the Chief Operating Decision Maker, or CODM.

The Company has previously disclosed two reporting segments: Finished pharmaceutical products and APIs.; however, the BAQSIMI® acquisition that was completed in 2023 as well as the decline in API revenues resulted in a change to information provided to and used regularly by the CODM to assess the Company’s performance. The CODM currently uses consolidated information to assess the Company’s performance. As a result, in the fourth quarter of 2024, the Company combined both of its reportable segments into one segment, pharmaceutical products.

The measure of segment assets is reported on the consolidated balance sheets as total assets.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected segment financial information is presented below. The Company has recast the corresponding items of segment information for the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)

Net revenues:	$731,967	$644,395	$498,987
Less:
Payroll expense	191,274	173,818	155,784
Materials and supplies	46,111	46,134	50,129
Clinical trials expense	594	5,216	5,689
Depreciation and amortization expense	52,967	38,035	24,769
Stock-based compensation expense	24,368	20,242	17,860
Consulting and outside services expense	27,772	17,698	12,011
Advertising and promotional expense	11,559	11,123	8,698
Other segment items(1)	167,827	139,071	107,482
Interest income	(10,612)	(5,459)	(1,321)
Interest expense	30,343	27,158	1,846
Income tax provision	29,672	31,833	23,477
Equity in losses of unconsolidated affiliate	573	1,981	1,177
Net income	$159,519	$137,545	$91,386
(1)	Other segment items includes maintenance and repairs expense, travel expense, professional services expense, legal expense, rent expense, manufacturing amounts capitalized on the balance sheet, certain overhead expenses, miscellaneous expenses, and foreign currency exchange gains and losses.

Net revenues by product are presented below:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Product revenues, net:
BAQSIMI®	$126,898	$—	$—
Glucagon	108,319	113,684	55,322
Primatene MIST®	102,012	89,321	84,309
Epinephrine	94,090	81,650	74,204
Lidocaine	55,854	58,162	52,539
Phytonadione	43,169	44,939	49,500
Enoxaparin	21,715	31,533	34,950
Naloxone	15,728	19,004	26,269
Other products	145,029	154,945	121,894
Total product revenues, net	712,814	593,238	498,987
Other revenues	19,153	51,157	—
Total net revenues	$731,967	$644,395	$498,987

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net revenues and carrying values of long-lived assets, which includes property, plant and equipment, as well as finance and operating lease right-of-use assets, by geographic regions, based on where the Company conducts its operations, are as follows:

	Net Revenue			Long-Lived Assets
	Year Ended December 31,			December 31,
	2024	2023	2022	2024	2023

	(in thousands)
United States(1)	$707,681	$635,192	$486,833	$202,328	$186,083
China	4,339	4,505	4,697	107,887	91,913
France(1)	19,947	4,698	7,457	34,412	37,647
Total	$731,967	$644,395	$498,987	$344,627	$315,643
(1)	Includes revenue from the sales of BAQSIMI®.

Note 7. Customer and Supplier Concentration

Customer Concentrations

The following table provides accounts receivable and net revenue information for the Company’s four major customers:

	% of Total Accounts		% of Net
	Receivable		Revenue
	December 31,	December 31,	Year Ended December 31,
	2024	2023	2024	2023	2022
McKesson	34%	26%	25%	25%	22%
Cencora	23%	16%	20%	20%	23%
Cardinal Health	16%	13%	19%	15%	17%
Lilly(1)	1%	20%	3%	8%	—
(1)	Net revenues from BAQSIMI® sales made under the TSA agreement.

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

As of December 31, 2024 and 2023, cash equivalents include money market accounts and corporate and municipal bonds with original maturities of less than three months. Investments consist of certificates of deposit as well as investment-grade corporate, agency and municipal bonds with original maturity dates between three and nineteen months. The certificates of deposit are carried at amortized cost in the Company’s consolidated balance sheets, which approximates their fair value determined based on Level 2 inputs. The corporate, agency and municipal bonds are classified as held-to-maturity and are carried at amortized cost net of allowance for credit losses. The fair value of such bonds is disclosed in Note 9 and was determined based on Level 2 inputs. The restrictions on restricted cash and investments have an immaterial effect on the fair value of these financial assets.

The fair values of the Company’s financial assets and liabilities measured on a recurring basis as of December 31, 2024 and 2023, are as follows:

	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents	$102,059	$102,059	$—	$—
Restricted cash	235	235	—	—
Short-term investments	26,629	—	26,629	—
Restricted short-term investments	2,200	—	2,200	—
Interest rate swaps related to variable rate loans	(234)	—	(234)	—
Total assets and liabilities measured at fair value as of December 31, 2024	$130,889	$102,294	$28,595	$—

	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents	$116,441	$116,441	$—	$—
Restricted cash	235	235	—	—
Short-term investments	37,142	—	37,142	—
Restricted short-term investments	2,200	—	2,200	—
Interest rate swaps related to variable rate loans	(5,243)	—	(5,243)	—
Total assets and liabilities measured at fair value as of December 31, 2023	$150,775	$116,676	$34,099	$—

The Company does not hold any Level 3 instruments that are measured at fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include investments in unconsolidated affiliates, long-lived assets, goodwill, and intangible assets for which the fair value is determined as part of an impairment test. As of December 31, 2024 and 2023, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

The Company’s deferred compensation plan assets are valued using the cash surrender value of the life insurance policies and are not included in the table above.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Investments

The following is a summary of the Company’s investments that are classified as held-to-maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Corporate and agency bonds (due within 1 year)	$42,907	$34	$(25)	$42,916
Corporate and agency bonds (due within 1 to 3 years)	10,867	—	(6)	10,861
Municipal bonds (due within 1 year)	199	—	(1)	198
Total investments as of December 31, 2024	$53,973	$34	$(32)	$53,975

Corporate and agency bonds (due within 1 year)	$73,815	$7	$(21)	$73,801
Corporate and agency bonds (due within 1 to 3 years)	14,621	56	(1)	14,676
Municipal bonds (due within 1 year)	1,081	1	—	1,082
Total investments as of December 31, 2023	$89,517	$64	$(22)	$89,559

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

Note 10. Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights(1)	24	$591,338	$36,958	$554,380
Land-use rights	39	2,540	881	1,659
Other intangibles	7	2,443	96	2,347
Subtotal	24	596,321	37,935	558,386
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill	*	3,049	—	3,049
Subtotal	*	32,274	—	32,274
As of December 31, 2024	*	$628,595	$37,935	$590,660

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights(1)	24	$591,338	$12,319	$579,019
Land-use rights	39	2,540	815	1,725
Other intangibles	12	486	376	110
Subtotal	24	594,364	13,510	580,854
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill	*	3,216	—	3,216
Subtotal	*	32,441	—	32,441
As of December 31, 2023	*	$626,805	$13,510	$613,295
*	Intangible assets with indefinite lives have an indeterminable average life.
(1)	See Note 3.

In 2023, the Company recorded an impairment related to its IMS (UK) international product rights in the amount of $2.7 million. The Company recorded the impairment in the cost of revenues in its consolidated statement of operations for the year ended December 31, 2023.

Goodwill

The changes in the carrying amounts of goodwill are as follows:

	December 31,
	2024	2023

	(in thousands)
Beginning balance	$3,216	$3,126
Currency translation	(167)	90
Ending balance	$3,049	$3,216

Primatene® Trademark

In January 2009, the Company acquired the exclusive rights to the trademark, domain name, website and domestic marketing, distribution and selling rights related to Primatene MIST®, an over-the-counter bronchodilator product, recorded at the allocated fair value of $29.2 million, which is its carrying value as of December 31, 2024.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expected changes in distribution channels; maintenance expenditures required to obtain the expected future cash flows from the asset; and considerations for obsolescence, demand, competition and other economic factors.

Amortization

Included in cost of revenues for the years ended December 31, 2024, 2023 and 2022 is product rights amortization expense of $24.7 million, $15.5 million, and $0.9 million, respectively.

As of December 31, 2024, the expected amortization expense for all amortizable intangible assets during the next five fiscal years ending December 31 and thereafter is as follows:

(in thousands)
2025	$25,078
2026	25,078
2027	25,078
2028	25,078
2029	25,078
Thereafter	432,996
Total amortizable intangible assets	558,386
Indefinite-lived intangibles	32,274
Total intangibles (net of accumulated amortization)	$590,660

Note 11. Inventories

Inventories consist of the following:

	December 31,
	2024	2023

	(in thousands)
Raw materials and supplies	$81,511	$50,082
Work in process	32,807	30,822
Finished goods	39,423	24,929
Total inventories	$153,741	$105,833

Charges of $14.0 million, $18.8 million, and $17.2 million were included in the cost of revenues in the Company’s consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022, respectively, to adjust the Company’s inventory and related firm purchase commitments to their net realizable value. For the year ended December 31, 2024, these charges included $7.4 million in the cost of revenues to adjust the Company’s enoxaparin inventory and related firm purchase commitments to their net realizable value. For the year ended December 31, 2023, these charges included $9.1 million in the cost of revenues to adjust the Company’s enoxaparin inventory and related firm purchase commitments to their net realizable value. Additionally, as a result of amending the MannKind RHI Supply Agreement in December 2023, the Company booked a $3.6 million adjustment to reduce RHI inventory to its net realizable value. For the year ended December 31, 2022, the charge included $14.9 million in the cost of revenues to adjust the Company’s enoxaparin inventory and related firm purchase commitments to their net realizable value.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	December 31,
	2024	2023

	(in thousands)
Buildings	$169,429	$168,771
Leasehold improvements	42,012	41,686
Land	7,422	7,484
Machinery and equipment	277,408	259,484
Furniture, fixtures, and automobiles	35,976	31,943
Construction in progress	36,685	18,676
Total property, plant, and equipment	568,932	528,044
Less accumulated depreciation	(271,587)	(245,298)
Total property, plant, and equipment, net	$297,345	$282,746

The Company incurred depreciation expense of $28.2 million, $25.2 million, and $23.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Interest expense capitalized was approximately $0.8 million, $2.0 million, and $1.4 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

Note 13. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2024	2023

	(in thousands)
Accrued customer fees and rebates	$53,993	$16,702
Accrued payroll and related benefits	26,010	25,203
Accrued product returns, current portion	14,559	12,263
Accrued loss on firm purchase commitments	413	918
Other accrued liabilities	31,568	12,842
Total accrued liabilities	126,543	67,928
Accounts payable	30,514	25,438
Total accounts payable and accrued liabilities	$157,057	$93,366

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Debt

Debt consists of the following:

	December 31,
	2024	2023

	(in thousands)
Convertible Debt

2029 Convertible Notes	$345,000	$345,000

Term Loan

Wells Fargo Term Loan due June 2028	250,000	250,000

Mortgage Loans

Mortgage payable with East West Bank paid off June 2024	—	8,016

Other Loans and Payment Obligations

French government loans due December 2026	99	158

Line of Credit Facilities

Line of credit facility with China Merchant Bank due October 2026	—	—
Wells Fargo Revolving line of credit facility due June 2028	—	—
Line of credit facility with ICBC Bank due November 2033	18,433	—

Equipment under Finance Leases	432	616
Total debt	613,964	603,790
Less current portion of long-term debt	234	436
Less: Loan issuance costs	12,100	13,775
Long-term debt, net of current portion and unamortized debt issuance costs	$601,630	$589,579

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

In connection with the issuance of the 2029 Convertible Notes, the Company incurred approximately $10.8 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees. Unamortized debt issuance costs related to the 2029 Convertible Notes were $8.3 million and $10.3 million as of December 31, 2024 and 2023, respectively. The fair value of the 2029 convertible notes was approximately $320.9 million as of December 31, 2024 based on level 2 inputs.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2024 and 2023, the total interest expense related to the 2029 Convertible Notes was $8.9 million and $2.6 million, with coupon interest expense of $6.9 million and $2.0 million, and the amortization of debt issuance cost of $2.0 million and $0.6 million, respectively.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In conjunction with the Credit Agreement, the Company entered into an interest rate swap agreement with Wells Fargo, with a notional amount of $250.0 million to exchange the variable rate on the Wells Fargo Term Loan for a fixed rate of 4.04%. The interest swap agreement had a fair value of $0.2 million liability as of December 31, 2024.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred approximately $14.3 million in issuance costs in connection with the Credit Agreement, of which $3.0 million represented debt modification costs and were charged to interest expense in the Company’s consolidated statement of operations for year ended December 31, 2023.

Debt issuance costs associated with the Credit Agreement (other than its Revolving Credit Facility component) are presented as a reduction to the carrying value of the related debt, while debt issuance costs associated with the Revolving Credit Facility are capitalized within other long-term assets on the consolidated balance sheets. Unamortized debt issuance costs related to the Credit Agreement as of December 31, 2024 and 2023 were $6.0 million and $7.8 million, respectively, which are being amortized over the term of the Credit Agreement using the effective interest rate method.

As a result of the $250.0 million repayment of the principal balance of the Wells Fargo Term Loan, approximately $3.8 million of unamortized debt issuance costs were written off during the year ended December 31, 2023.

Mortgage Loans

Mortgage Payable with East West Bank — Paid off June 2024

In May 2017, the Company entered into a mortgage term loan with East West Bank in the principal amount of $9.0 million, which would have matured in June 2027. The loan was payable in monthly installments with a final balloon payment of $7.4 million plus interest. The loan was secured by one of the buildings at the Company’s Rancho Cucamonga, California, headquarters complex and two buildings at the Company’s Chino, California, facility. The loan had a variable interest rate at the one-month SOFR rate plus 2.6%. The Company entered into a fixed interest rate swap contract on this loan to exchange the variable interest rate for a fixed interest rate of 4.79% until June 2024. In June 2024, the Company repaid all outstanding amounts due under this loan.

Line of Credit Facilities

Line of Credit Facility with China Merchant Bank – Due October 2026

In March 2020, the Company entered into a credit agreement with China Merchant Bank. The credit agreement allows the Company to borrow up to $14.6 million secured by buildings and land use rights held by ANP. The interest rate and other terms will be determined at the time of the borrowing, depending on the type of loan requested. The credit period was for 36 months and expired in March 2023.

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

As of December 31, 2024, the Company borrowed approximately $18.4 million under the credit agreement. The loan bears interest at the prime rate as published by The People’s Bank of China minus 0.2%. Interest payments are due quarterly and repayment of the principal amount is biannual and begins in May 2026. As of December 31, 2024, the Company had $18.4 million of principal outstanding under this loan, which is recorded net of loan issuance costs of $1.1 million.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swap Contract

As of December 31, 2024, the fair value of the loans listed above approximated their carrying amount based on Level 2 inputs, with the exception of the 2029 Convertible Notes. For the Wells Fargo Term Loan, the Company has entered into a fixed interest rate swap contract to exchange the variable interest rates for fixed interest rates. The interest rate swap contract is recorded at fair value in the other assets line in the consolidated balance sheets. Changes in the fair values of interest rate swaps were $5.0 million and $5.9 million for the years ended December 31, 2024 and 2023, respectively.

Covenants

At December 31, 2024 and 2023, the Company was in compliance with all of its debt covenants.

Long-Term Debt Maturities

As of December 31, 2024, the principal amounts of long-term debt maturities during each of the next five fiscal years ending December 31 are as follows:

Long-term
Debt
(in thousands)
2025	$50
2026	1,438
2027	5,553
2028	255,553
2029	350,938
$613,532

Note 15. Income Taxes

The Company’s income (loss) before income taxes generated from its operations were:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Income (loss) before income taxes:
United States	$195,178	$181,922	$127,204
Foreign	(5,414)	(10,563)	(11,164)
Total income before income taxes	$189,764	$171,359	$116,040

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s provision for income taxes consisted of the following:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Current provision:
Federal	$44,251	$42,689	$37,626
State	589	1,912	732
Foreign	1,974	1,089	998
Total current provision	46,814	45,690	39,356
Deferred provision (benefit):
Federal	(17,126)	(13,134)	(16,119)
State	363	1,537	816
Foreign	(379)	(2,260)	(576)
Total deferred provision	(17,142)	(13,857)	(15,879)
Total provision for income taxes	$29,672	$31,833	$23,477

For tax years beginning after December 31, 2021, certain research and development costs are required to be capitalized and amortized over a five or fifteen-year period under the Tax Cuts and Jobs Act of 2017. The Company has reviewed and incorporated this change, which increases the current U.S. federal and state tax expense and cash taxes to be paid for the tax year ending December 31, 2024.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory federal income tax	21.0%	21.0%	21.0%
State tax expense, net of federal tax benefit	0.4	1.6	1.1
Foreign tax rate differences	—	(0.1)	(0.3)
Foreign valuation allowance	1.4	0.1	2.6
Research and development credits	(3.7)	(4.2)	(3.1)
Share-based compensation	(5.1)	(3.2)	(3.5)
Executive compensation	1.7	2.4	2.3
Employee-related expenses	—	—	0.2
Intercompany transfer of assets other than inventory	—	0.6	—
Other	(0.1)	0.4	(0.1)
Effective tax rate	15.6%	18.6%	20.2%

The Company’s effective tax rate for 2024 decreased in comparison to 2023 primarily due to excess tax benefit from share-based compensation and lower state income tax expense.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax credit carryforwards, and the tax effects of net operating loss carryforwards.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023

	(in thousands)
Deferred tax assets:
Research and development credits	$12,300	$12,759
Net operating loss carryforward	22,047	20,156
Inventory capitalization and reserve	16,523	12,381
Share-based compensation	5,067	5,464
Operating leases	11,996	8,360
Accrued expenses	6,969	5,970
Accrued chargebacks and rebates	9,080	5,441
Product return allowance	5,749	4,927
Intangibles	2,124	2,124
Research and development capitalization	48,411	34,036
Total deferred tax assets	140,266	111,618
Deferred tax liabilities:
Depreciation/amortization	22,771	21,630
Intangibles	7,849	4,367
Operating leases	11,622	8,037
Federal impact of state deferred taxes	3,522	3,577
Other	984	260
Total deferred tax liabilities	46,748	37,871
Valuation allowance	(22,394)	(20,495)
Net deferred tax assets	$71,124	$53,252

Net Operating Loss Carryforwards and Tax Credits

At December 31, 2024, the Company had no material U.S. federal or state net operating loss carryforwards, or NOL carryforwards. The Company had France and United Kingdom foreign NOL carryforwards of approximately $83.6 million and $2.8 million, respectively. The France and United Kingdom NOL carryforwards can be used annually with certain limitations and have an indefinite carryforward.

At December 31, 2024, the Company had California research and development tax credit carryforwards of approximately $20.3 million. The California research and development tax credit has an indefinite carryforward period.

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

The Company continues to record a full valuation allowance on the net deferred income tax assets of its French subsidiary, AFP, and its U.K. subsidiaries, AUK and IMS UK and will continue to do so until the subsidiaries generate sufficient taxable income to realize their respective deferred income tax assets. As of December 31, 2024 and 2023, the Company had a full valuation allowance against the net deferred tax assets of AFP, which totaled $20.7 million and $19.0 million, respectively, and a full valuation allowance against the net deferred tax assets of its UK subsidiaries of immaterial amounts.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also records a valuation allowance on net deferred income tax assets in states where it files separately and will continue to do so until sufficient taxable income is generated to realize these state deferred income tax assets.

Undistributed Earnings from Foreign Operations

As of December 31, 2024 and 2023, deferred income taxes have not been provided for any undistributed earnings from foreign operations. The foreign subsidiaries have significant accumulated losses, and as such there are no earnings in which to provide taxes. It is the Company’s plan not to repatriate future foreign earnings to the U.S. and indefinitely reinvest such earnings in the foreign jurisdiction.

Uncertain Income Tax Positions

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	December 31,
	2024	2023	2022

	(in thousands)
Balance at the beginning of the year	$12,493	$12,895	$11,796
Deductions based on tax positions related to prior year	—	—	(41)
Additions based on tax positions related to the current year	2,659	2,074	1,643
Deductions based on statute of limitations	(1,414)	(2,476)	(503)
Balance at the end of the year	$13,738	$12,493	$12,895

Included in the balance of unrecognized tax benefits as of December 31, 2024 and 2023, was $12.7 million and $11.7 million, respectively that represents the portion that would impact the effective income tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. For the years ended December 31, 2024, 2023 and 2022, the Company accrued interest of approximately $1.3 million, $1.0 million and $0.8 million, respectively, related to its uncertain tax positions.

The Company and/or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various U.S. states and foreign jurisdictions. As of December 31, 2024, the Company is under U.S. federal examination for the 2022 tax year and in California for the 2019-2021 tax years. The Company does not have a tax examination in progress for Massachusetts, other states, or foreign jurisdictions. The Company is subject to income tax audit by tax authorities for tax years 2021 to 2023 for federal, 2019 to 2023 for states, and 2014 to 2023 for foreign.

Note 16. Stockholders' Equity

Equity Plans

As of December 31, 2024, the Company has two equity plans: the Amended and Restated 2015 Equity Incentive Plan, or the Amended 2015 Plan, and the 2014 Employee Stock Purchase Plan or ESPP. Prior to the adoption of these plans, the Company granted options pursuant to the Amended and Restated 2005 Equity Incentive Award Plan. Upon termination of the predecessor plans, the shares available for grant at the time of termination, and shares subsequently returned to the plans upon forfeiture or option termination, were transferred to the successor plan in effect at the time of share return. The Company issues new shares of common stock upon exercise of stock options, vesting of restricted stock units, or RSU, and settlement of ESPP, with the exception of the awards granted to employees at AFP, which are settled through re-issuance of the Company’s treasury shares.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amended and Restated 2015 Equity Incentive Plan

In March 2015, the Board of Directors adopted the Company’s 2015 Equity Incentive Plan, or the Original 2015 Plan, which was approved by the Company’s stockholders in May 2015 and was set to expire in March 2025. The Original 2015 Plan was designed to meet the needs of a publicly traded company, including the requirements for granting “performance based compensation” under Section 162(m) of the Internal Revenue Code. The Original 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares, and other stock or cash awards to employees of the Company and its subsidiaries, members of the Board of Directors and consultants.

In November 2020, the Board of Directors approved the Amendment and Restated 2015 Equity Incentive Plan to provide that at least 95% of the shares awarded under the plan will be subject to a minimum vesting requirement of at least one year.

The Company initially reserved 5,000,000 shares of common stock for issuance under the Original 2015 Plan and also contained an “evergreen provision” that allowed for an annual increase in the number of shares available for issuance on January 1 of each year during the 10 year term of the 2015 Plan.

In February 2024, the Board of Directors approved the Company’s Amended 2015 Plan, which was subsequently approved by the Company’s stockholders, and accordingly, adopted by the Company in June 2024. The Amended 2015 Plan, among other things, extended the term of the Original 2015 Plan, increased the number of shares available for issuance under the Original 2015 Plan, and removed the evergreen provision. The term of the Amended 2015 Plan will be extended indefinitely, however, the Company’s ability to grant incentive stock options thereunder will continue through February 2034.

As of December 31, 2024, the Company reserved an aggregate of 7,818,314 shares of common stock for future issuance under the Amended 2015 Plan.

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

As of December 31, 2024, the Company has issued 1,289,452 shares of common stock under the ESPP and 710,548 shares of its common stock remains available for issuance under the ESPP.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2024, 2023, and 2022, the Company recorded ESPP expense of $1.2 million, $1.1 million, and $0.9 million, respectively.

Share Buyback Program

As of December 31, 2024, the Company’s Board of Directors have authorized a total of $385.0 million in the share buyback program. The primary goal of the program is to offset dilution created by the Company’s equity compensation programs. The Company’s share buyback program is expected to continue for an indefinite period of time.

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

Pursuant to the Company’s existing share buyback program, the Company purchased 1,919,670 shares, 1,338,757 shares, and 1,335,528 shares of its common stock during the years ended December 31, 2024, 2023 and 2022, for total consideration of $85.5 million, $58.1 million, and $39.9 million, respectively.

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

Options issued under the Company’s Amended 2015 Plan, Original 2015 Plan, and 2005 Plan are granted at exercise prices equal to or greater than the fair value of the underlying common shares on the date of grant and vest based on continuous service. There have been no awards with performance conditions and no awards with market conditions. The options have a contractual term of five to ten years and generally vest over a three- to five-year period. The Black-Scholes option pricing model has various inputs such as the common share price on the date of grant, exercise price, the risk-free interest rate, volatility, expected term and dividend yield, all of which are estimates. The Company records share-based compensation expense net of expected forfeitures. The change of any of these inputs could significantly impact the determination of the fair value of the Company’s options as well as significantly impact its results of operations.

The significant assumptions used in the Black-Scholes option-pricing are as follows:

●	Determination of Fair Value of the Underlying Common Stock. For options and ESPP awards granted, the fair value for its underlying common stock is determined using the closing price on the date of grant as reported on the Nasdaq Global Select Market, or Nasdaq, with consideration of whether there is material nonpublic information that could impact that estimated fair value when it is released.

●	Expected Volatility. The Company estimates its volatility based on the historical volatility of its stock price.

●	Expected Term. The expected term represents the period of time in which the options granted are expected to be outstanding. The Company estimates the expected term of options with consideration of

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual experience differs from those estimates. For each of the years ended December 31, 2024, 2023 and 2022, the Company estimated an average overall forfeiture rate of approximately 7% based on historical experience. Forfeiture rates are separately estimated for its (1) directors and officers, (2) management personnel and (3) other employees. Share-based compensation is recorded net of expected forfeitures. The Company periodically assesses the forfeiture rate and the amount of expense recognized based on estimated historical forfeitures as compared to actual forfeitures. Changes in estimates are recorded in the period they are identified.

Tax benefits resulting from tax deductions in excess of the share-based compensation cost recognized (excess tax benefits) are recorded in the statements of cash flows as financing activities.

The weighted-averages for key assumptions used in determining the fair value of options granted are as follows:

	Year Ended December 31,
	2024	2023	2022
Average volatility	41.3%	41.4%	41.0%
Average risk-free interest rate	4.2%	4.1%	2.3%
Weighted-average expected life in years	6.2	6.2	6.1
Dividend yield rate	—%	—%	—%

Stock Options

A summary of option activity under all plans for the year ended December 31, 2024, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2023	7,762,298	$19.70
Options granted	644,034	46.27
Options exercised	(1,728,293)	13.81
Options forfeited	(22,814)	35.72
Options expired	—	—
Outstanding as of December 31, 2024	6,655,225	$23.75	4.90	$95,286
Exercisable as of December 31, 2024	4,851,541	19.10	3.73	$87,869
Vested and expected to vest as of December 31, 2024	6,527,332	23.43	4.83	$95,069
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s stock for those awards that have an exercise price below the estimated fair value at December 31, 2024.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2024, 2023, and 2022, the Company recorded expense of $11.6 million, $9.6 million, and $8.5 million, respectively, related to stock options granted under all plans.

Information relating to option grants and exercises is as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands, except per share data)
Weighted-average grant date fair value per share	$21.89	$16.76	$14.75
Intrinsic value of options exercised	52,068	29,918	21,279
Cash received from options exercised	12,239	14,172	19,202
Total fair value of the options vested during the period	9,818	8,890	8,174

A summary of the status of the Company’s non-vested options as of December 31, 2024, and changes during the year ended December 31, 2024, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2023	2,076,355	$12.68
Options granted	644,034	21.89
Options vested	(893,891)	10.98
Options forfeited	(22,814)	16.52
Non-vested as of December 31, 2024	1,803,684	16.76

As of December 31, 2024, there was $19.1 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.4 years and will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to four years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until vested. The RSUs do not have any voting or dividend rights prior to the issuance of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period, using the straight-line method. During the years ended December 31, 2024, 2023, and 2022, the Company recorded expenses of $11.5 million, $9.5 million, and $8.4 million, respectively, related to RSU awards granted under all plans.

As of December 31, 2024, there was $20.3 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.4 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
	Total RSUs	Value of RSUs
	Issued	Issued(1)
		(in thousands)
RSUs outstanding at December 31, 2023	920,376
RSUs granted	304,271	$14,082
RSUs forfeited	(10,410)
RSUs vested(2)	(388,816)
RSUs outstanding at December 31, 2024	825,421
(1)	The total FMV is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 148,020 shares of common stock were surrendered to fulfill tax withholding obligations.

Share-based Compensation Expense

The Company recorded share-based compensation expense, which is included in the Company’s consolidated statement of operations as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Cost of revenues	$5,742	$4,891	$4,179
Operating expenses:
Selling, distribution, and marketing	1,063	870	726
General and administrative	14,921	12,269	11,180
Research and development	2,642	2,212	1,775
Total share-based compensation	$24,368	$20,242	$17,860

Note 17. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the years ended December 31, 2024, 2023, and 2022 were approximately $2.6 million, $2.3 million, and $2.2 million, respectively.

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

The liability under the plan is based on a discount rate of 3.40% and 3.25% as of December 31, 2024 and 2023, respectively. The liability is included in other long-term liabilities in the accompanying consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.6 million and $2.6 million at December 31, 2024 and 2023, respectively. The Company recorded an immaterial amount of expense under the plan for each of the

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

years ended December 31, 2024, 2023 and 2022. Gain or loss due to change in actuarial valuation of the Company’s defined benefit pension plan is recorded in other comprehensive income.

Non-qualified Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan obligations are payable upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants began contributing to the plan in January 2020. The plan assets were valued at approximately $10.3 million and $6.8 million as of December 31, 2024 and 2023, respectively. The plan liabilities were valued at approximately $10.7 million and $7.1 million as of December 31, 2024 and 2023, respectively. The plan assets and liabilities are included in other long-term assets and other long-term liabilities, respectively, on the Company’s consolidated balance sheets.

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

In connection with entry into one of the agreements with our CMOs, the Company identified an embedded lease and as a result recorded a ROU asset and a related operating lease liability of approximately $16.4 million in December 2024.

The components of lease costs were as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Operating lease costs	$6,135	$5,267	$4,709

Short-term lease costs	400	332	300

Finance lease costs
Amortization of right-of-use assets	181	189	237
Interest on lease liabilities	34	45	26
Total finance lease costs	$215	$234	$263

Total lease costs	$6,750	$5,833	$5,272

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other information pertaining to leases is as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands, except lease term and discount rate)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$5,647	$5,106	$4,329
Operating cash flows paid for finance leases	32	40	18
Financing cash flows paid for finance leases	161	154	233

Right-of use assets obtained in exchange for lease liabilities
Operating leases	18,804	10,521	2,166
Finance leases	—	—	642

Weighted-average remaining lease term (years)
Operating leases	6.6	7.7	8.7
Finance leases	2.5	3.4	4.3

Weighted-average discount rate
Operating leases	6.3%	5.5%	4.4%
Finance leases	6.7%	6.7%	6.7%

Future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of 12 months as of December 31, 2024, are as follows:

	Operating	Finance
	Leases	Leases	Total

	(in thousands)
2025	$9,583	$207	$9,790
2026	9,402	158	9,560
2027	9,218	104	9,322
2028	8,481	—	8,481
2029	8,206	—	8,206
Thereafter	14,425	—	14,425
Total lease payments	$59,315	$469	$59,784
Less: interest	10,630	37	10,667
Total	$48,685	$432	$49,117

Purchase Commitments

As of December 31, 2024, the Company has entered into commitments to purchase equipment and raw materials for an aggregate amount of approximately $135.5 million.

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

Contract Manufacturing Agreements with Hanxin

The Company has various contract manufacturing agreements with Hanxin and its subsidiaries, whereby Hanxin will develop several active pharmaceutical ingredients and finished products for the Chinese market and will engage the Company to manufacture the products on a cost-plus basis.

During the years ended December 31, 2024, 2023 and 2022, the Company recognized $0.5 million, $0.1 million and $0.4 million of revenue from manufacturing services provided to Hanxin, respectively. As of December 31, 2024, the Company had an immaterial amount of receivables from Hanxin under these agreements.

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

During the years ended December 31, 2024, 2023 and 2022, the Company paid $0.2 million, $1.6 million and $0.6 million, respectively, under this agreement. As of December 31, 2024, the Company had an immaterial amount of payable to Hanxin under this agreement.

Supply Agreement with Letop

In November 2022, the Company entered into a supply agreement with Nanjing Letop Biotechnology Co., Ltd., or Letop, which is considered a related-party due to an ownership stake of Henry Zhang. Under the terms of the supply agreement, Letop will manufacture and deliver chemical intermediates to the Company on a cost-plus basis. The agreement is effective for three years and the total cost of the agreement shall not exceed $1.5 million, with payments adjusted based on the then current exchange rates.

During the year ended December 31, 2024, the Company paid an immaterial amount under this agreement. During the years ended December 31, 2023 and 2022, the Company paid $0.7 million and $0.2 million, respectively, under this agreement. As of December 31, 2024, the Company did not have any additional accruals payable to Letop.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The term of the agreement is ten years, with both parties having termination rights without cause after the completion of the second contract year.

During the year ended December 31, 2024, the Company recognized $1.1 million of revenue from the distribution agreement with Genreach. As of December 31, 2024, the Company did not have any receivables from Genreach.

Note 20.   Litigation

Albuterol sulfate Inhalation Aerosol Patent Litigation

On July 25, 2024, Teva Branded Pharmaceutical Products R&D, Inc. (“Teva Branded”), Norton (Waterford) Ltd. (“Norton”), and Teva Pharmaceuticals USA, Inc. (“Teva USA”), collectively referred to as (“Plaintiff”) filed a Complaint in the United States District Court for the District of Delaware (“Delaware Court”) against the Company for infringement of U.S. Patent No. 9,463,289, with regard to Amphastar’s ANDA No. 212447, for approval to manufacture and sell generic version of ProAir® HFA (albuterol sulfate) Inhalation Aerosol. On October 21, 2024, Plaintiff amended its complaint against the Company to include additional claims for infringement of U.S. Patent No. 9,808,587 and 10,561,808, with regard to Amphastar’s ANDA No. 212447, for approval to manufacture and sell generic version of ProAir® HFA (albuterol sulfate) Inhalation Aerosol. This lawsuit was subsequently settled in January 2025. As part of the settlement, the Company agreed to pay the Plaintiff $2.0 million in exchange for a license to use their Patent. The settlement amount was recorded as an intangible asset and is being amortized over its useful life of six years.

Employee Litigations

On April 15, 2024, a former employee initiated an employment litigation against Amphastar and IMS by filing a complaint, as amended, having individual and class action claims for alleged violations of the California Labor Code pertaining to California’s Private Attorneys General Act, or PAGA, wage and hour, and other state laws. This complaint was filed in the Superior Court of California for the County of Los Angeles. In the complaint, the plaintiff is seeking damages and related remedies under California Law, as well as various penalty payments under the California Labor Code. In November 2024, the court ordered the plaintiff to dismiss the individual and class claims, with only the PAGA claim remaining. The Company intends to vigorously defend itself against the complaint.

On June 20, 2024, a former employee initiated an employment litigation against Amphastar, IMS and Roth Staffing Companies L.P. by filing a complaint having individual and class action claims for alleged violations of the California Labor Code pertaining to wage and hour, and other state laws. This complaint was filed in the Superior Court of California for the County of Los Angeles. In the complaint, the plaintiff is seeking damages and related remedies under California Law, as well as various penalty payments under the California Labor Code. The Company intends to vigorously defend itself against the complaint.

Other Litigation

The Company is also subject to various other claims, arbitrations, investigations, and lawsuits from time to time arising in the ordinary course of business. In addition, third parties may, from time to time, assert claims against the Company in the forms of letters and other communications. Currently, the Company is subject to a lawsuit for a property and casualty claim, for which it has recorded an estimated liability of $6.0 million within accounts payable and other accrued liabilities on the balance sheet as of December 31, 2024. This estimated liability is fully covered by the Company’s insurance policies. The $6.0 million insurance recovery related to this claim is recorded within prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2024.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

change in the future. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Amphastar Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Amphastar Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amphastar Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

March 3, 2025

Item 9B. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following director, as defined in Rule 16a-1(f), adopted a Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, as follows:

On November 26, 2024, Floyd Petersen, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 6,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until January 3, 2026, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be included in our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed within 120 days after our fiscal year end of December 31, 2024, or 2025 Proxy Statement, and is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information required by this item will be included in our 2025 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be included in our 2025 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be included in our 2025 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

Information required by this item will be included in our 2025 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

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

Second Amendment to Supply Agreement, dated November 9, 2016, by and between MannKind Corporation, Amphastar France Pharmaceuticals, S.A.S., and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2017)

10.13

Business Loan Agreement, dated May 18, 2017, between Amphastar Pharmaceuticals, Inc. and East West Bank in the original principal sum of $9,000,000 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.14

Partnership Agreement by and between Zhang Chongqing, Bill Zhang and Applied Physics & Chemistry Laboratories, Inc. dated July 27, 2018 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018)

10.15

Fourth Amendment to Supply Agreement, dated December 24, 2018, by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018)

10.16*

Fifth Amendment to the Supply Agreement by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc., dated August 2, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2019)

10.17

Amphastar Pharmaceuticals, Inc. Employee Deferred Compensation Plan, effective December 1, 2019 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2020)

10.18+

Amphastar Pharmaceuticals, Inc. 2015 Equity Incentive Plan, as amended and restated effective as of November 3, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2020)

10.19*

Sixth Amendment to the Supply Agreement by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc., dated May 24, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.20*

Share Purchase Agreement by and between Amphastar Pharmaceuticals, Inc., Nanjing Zhongpan Enterprise Management Consulting Center (LLP), Nanjing Zhanrun Enterprise Management Consulting Center (LLP), and Listening Dragon Investment Company Limited, dated May 6, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.21*

Share Repurchase Agreement by and between Amphastar Pharmaceuticals, Inc., Nanjing Qianqia Enterprise Management Consulting (LLP), Nanjing Zhongpan Enterprise Management Consulting Center (LLP), and Nanjing Zhanrun Enterprise Management Consulting Center (LLP), dated May 6, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.22

Credit Agreement dated August 4, 2021, between Amphastar Pharmaceuticals, Inc. and Capital One N.A. in the original sum of $140,000,000 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2021)

10.23*

Share Purchase Agreement by and between Amphastar Pharmaceuticals, Inc. and Nanjing Quanqia Enterprise Management Consulting, LLP, dated August 19, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2021)

10.24*

Contract Manufacturing Agreement by and between Amphastar Nanjing Pharmaceutical, Co. Ltd. and Nanjing Hanxin Pharmaceutical Technology Co., Ltd, dated April 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2022)

10.25*

Contract Research Agreement by and between Amphastar Pharmaceuticals, Inc. and Nanjing Hanxin Pharmaceutical Technology Co., Ltd., dated July 5, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2022)

10.26*

Supply Agreement by and between Amphastar Nanjing Pharmaceuticals, Inc. and Nanjing Letop Biotechnology Co. Ltd. dated November 15, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2022)

10.27*

Amendment to Contract Research Agreement by and between Amphastar Pharmaceuticals, Inc. and Nanjing Hanxin Pharmaceutical Technology Co., Ltd., dated March 8, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023)

10.28*

Asset Purchase Agreement by and among Amphastar Pharmaceuticals, Inc., Amphastar Medication Co., LLC, and Eli Lilly and Company, dated April 21, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2023)

10.29*

Manufacturing Service Agreement by and between Amphastar Pharmaceuticals, Inc., and Eli Lilly and Company, dated June 30, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2023)

10.30*

Transition Service Agreement by and between Amphastar Pharmaceuticals, Inc., and Eli Lilly and Company, dated June 30, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2023)

10.31

Credit Agreement dated June 30, 2023, by and between Amphastar Pharmaceuticals, Inc. and Wells Fargo Bank, National Association in the original sum of $700,000,000 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2023)

10.32

Purchase Agreement, dated September 12, 2023, among Amphastar Pharmaceuticals, Inc. and Jefferies LLC, J.P. Morgan Securities LLC, Wells Fargo Securities LLC and BofA Securities Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2023)

10.33*

Seventh Amendment to the Supply Agreement by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc., dated December 22, 2023 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024)

10.34*

Syndicated Loan Agreement dated January 17, 2024, by and between Amphastar Nanjing Pharmaceuticals, Co., Ltd. and Commercial Bank of China Limited in the original sum of approximately $40,000,000 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2024)

10.35

2015 Equity Incentive Plan of Amphastar Pharmaceuticals, Inc. (as amended and restated) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2024)

10.36*

Distribution Agreement by and between Armstrong Pharmaceuticals, Inc. and Hong Kong Genreach Limited, dated August 28, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2024)

19.1	Amphastar Pharmaceuticals, Inc. Insider Trading Policy, adopted on December 31, 2024

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in signature pages hereto)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Compensation Recovery Policy of the Company (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024)

101.INS	XBRL Instance Document –The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
#

The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Report), unless the registrant specifically incorporates the foregoing information into those documents by reference.

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
Jack Y. Zhang
Chief Executive Officer
(Principal Executive Officer)

Date: March 3, 2025

AMPHASTAR PHARMACEUTICALS, INC.
(Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 3, 2025

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ JACK Y. ZHANG	Chief Executive Officer, President, and Director	March 3, 2025
Jack Yongfeng Zhang	(Principal Executive Officer)

/s/ MARY Z. LUO	Chairman, Chief Operating Officer	March 3, 2025
Mary Z. Luo	and Director

/s/ WILLIAM J. PETERS	Chief Financial Officer and Director (Principal	March 3, 2025
William J. Peters	Financial and Accounting Officer)

/s/ JACOB LIAWATIDEWI	Executive Vice President of Sales and Marketing,	March 3, 2025
Jacob Liawatidewi	Corporate Administration Center, and Director

/s/ GAYLE M. DEFLIN	Director	March 3, 2025
Gayle M. Deflin

/s/ DIANE G. GERST	Director	March 3, 2025
Diane G. Gerst

/s/ HOWARD LEE	Director	March 3, 2025
Howard Lee

/s/ FLOYD PETERSEN	Director	March 3, 2025
Floyd Petersen

/s/ RICHARD PRINS	Director	March 3, 2025
Richard Prins

/s/ MICHAEL A. ZASLOFF	Director	March 3, 2025
Michael A. Zasloff