Form 10-Q
period 2025-03-31
Amphastar Pharmaceuticals, Inc.
filed 2025-05-08
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

The number of shares outstanding of the registrant’s only class of common stock as of May 1, 2025 was 47,139,085.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

You should read this Quarterly Report and the documents that we reference elsewhere in this Quarterly Report completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. We discuss many of these risks and uncertainties in greater detail in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2024, particularly in Item 1A. “Risk Factors.” These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report regardless of the time of delivery of this Quarterly Report, and such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report to “Amphastar,” “the Company,” “we,” “our,” and “us” refer to Amphastar Pharmaceuticals, Inc. and our subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$182,782	$151,609
Restricted cash	235	235
Short-term investments	54,101	70,036
Restricted short-term investments	2,200	2,200
Accounts receivable, net	144,636	136,289
Inventories, net	185,476	153,741
Income tax refunds and deposits	758	1,747
Prepaid expenses and other assets	17,773	18,214
Total current assets	587,961	534,071

Property, plant, and equipment, net	307,602	297,345
Finance lease right-of-use assets	335	383
Operating lease right-of-use assets	45,822	46,899
Goodwill and intangible assets, net	584,528	590,660
Long-term investments	5,913	10,996
Other assets	22,991	25,992
Deferred tax assets	71,124	71,124
Total assets	$1,626,276	$1,577,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$175,940	$157,057
Income taxes payable	15,142	9,664
Current portion of long-term debt	224	234
Current portion of operating lease liabilities	7,746	6,804
Total current liabilities	199,052	173,759

Long-term reserve for income tax liabilities	6,957	6,957
Long-term debt, net of current portion and unamortized debt issuance costs	603,858	601,630
Long-term operating lease liabilities, net of current portion	40,705	41,881
Other long-term liabilities	24,421	20,945
Total liabilities	874,993	845,172
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 61,293,446 and 47,670,177 shares issued and outstanding, respectively, as of March 31, 2025 and 60,847,124 and 47,617,691 shares issued and outstanding, respectively, as of December 31, 2024	6	6
Additional paid-in capital	509,108	505,400
Retained earnings	594,071	568,787
Accumulated other comprehensive loss	(7,969)	(9,181)
Treasury stock	(343,933)	(332,714)
Total equity	751,283	732,298
Total liabilities and stockholders’ equity	$1,626,276	$1,577,470

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Net revenues:
Product revenues, net	$170,528	$157,629
Other revenues	—	14,207
Total net revenues	170,528	171,836

Cost of revenues	85,277	81,736
Gross profit	85,251	90,100

Operating expenses:
Selling, distribution, and marketing	11,866	9,371
General and administrative	15,996	15,676
Research and development	20,096	17,043
Total operating expenses	47,958	42,090

Income from operations	37,293	48,010

Non-operating expenses:
Interest income	2,089	2,556
Interest expense	(6,286)	(8,611)
Other income (expenses), net	(2,234)	5,921
Total non-operating expenses, net	(6,431)	(134)

Income before income taxes	30,862	47,876
Income tax provision	5,577	4,126
Income before equity in losses of unconsolidated affiliate	25,285	43,750

Equity in losses of unconsolidated affiliate	—	(573)

Net income	$25,285	$43,177

Net income per share:
Basic	$0.53	$0.90

Diluted	$0.51	$0.81

Weighted-average shares used to compute net income per share:
Basic	47,641	48,212

Diluted	49,890	53,013

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income	$25,285	$43,177

Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	1,212	(291)
Total other comprehensive income (loss)	1,212	(291)

Total comprehensive income	$26,497	$42,886

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balance as of December 31, 2024	60,847,124	$6	$505,400	$568,787	$(9,181)	(13,229,433)	$(332,714)	732,298
Net income	—	—	—	25,285	—	—	—	25,285
Other comprehensive income	—	—	—	—	1,212	—	—	1,212
Purchase of treasury stock	—	—	—	—	—	(393,836)	(11,219)	(11,219)
Issuance of common stock in connection with the Company's equity plans	446,322	—	(4,685)	—	—	—	—	(4,685)
Share-based compensation expense	—	—	8,393	—	—	—	—	8,393
Balance as of March 31, 2025	61,293,446	$6	$509,108	$594,071	$(7,969)	(13,623,269)	$(343,933)	$751,283

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balance as of December 31, 2023	59,390,194	$6	$486,056	$409,268	$(8,478)	(11,321,313)	$(247,431)	639,421
Net income	—	—	—	43,177	—	—	—	43,177
Other comprehensive loss	—	—	—	—	(291)	—	—	(291)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(33)	—	—	2,197	33	—
Issuance of common stock in connection with the Company's equity plans	770,265	—	(17,311)	—	—	—	—	(17,311)
Share-based compensation expense	—	—	7,360	—	—	—	—	7,360
Balance as of March 31, 2024	60,160,459	$6	$476,072	$452,445	$(8,769)	(11,319,116)	$(247,398)	$672,356

See Accompanying Notes to Condensed Consolidated Financial Statements

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income	$25,285	$43,177
Reconciliation to net cash provided by operating activities:
Loss on disposal of assets	2	—
Loss (gain) on interest rate swaps and foreign currency transactions, net	2,142	(4,645)
Depreciation of property, plant, and equipment	7,369	6,816
Amortization of intangible assets	6,240	6,167
Operating lease right-of-use asset amortization	1,598	980
Amortization of discounts, premiums, and debt issuance costs	762	2,128
Equity in losses of unconsolidated affiliate	—	573
Share-based compensation expense	8,393	7,360
Changes in operating assets and liabilities:
Accounts receivable, net	(8,075)	(23,201)
Inventories	(31,111)	(9,995)
Prepaid expenses and other assets	(849)	(192)
Income tax refunds, deposits, and payable, net	6,470	3,992
Operating lease liabilities	(754)	(947)
Accounts payable and accrued liabilities	17,605	23,078
Net cash provided by operating activities	35,077	55,291

Cash Flows From Investing Activities:
Purchases and construction of property, plant, and equipment	(10,697)	(8,793)
Purchase of investments	(7,092)	(22,507)
Maturity of investments	28,288	47,497
Deposits and other assets	(18)	(960)
Net cash provided by investing activities	10,481	15,237

Cash Flows From Financing Activities:
Proceeds from equity plans, net of withholding tax payments	(4,685)	(17,311)
Purchase of treasury stock	(11,000)	—
Debt issuance costs	(422)	(252)
Proceeds from borrowing under lines of credit	1,642	4,082
Principal payments on long-term debt	(38)	(98)
Net cash used in financing activities	(14,503)	(13,579)

Effect of exchange rate changes on cash	118	(97)

Net increase in cash, cash equivalents, and restricted cash	31,173	56,852

Cash, cash equivalents, and restricted cash at beginning of period	151,844	144,531

Cash, cash equivalents, and restricted cash at end of period	$183,017	$201,383

Noncash Investing and Financing Activities:
Capital expenditures included in accounts payable	$7,218	$5,943
Operating lease right-of-use assets in exchange for operating lease liabilities	$521	$—

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$7,582	$8,632
Income taxes paid (refunded)	$(902)	$349

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. General

Amphastar Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, hereinafter referred to as the “Company”), is a bio-pharmaceutical company that focuses primarily on developing, manufacturing, marketing, and selling technically challenging generic and proprietary injectable, inhalation, and intranasal products, including products with high technical barriers to market entry. Additionally, the Company sells insulin active pharmaceutical ingredient, or API, products. Most of the Company’s products are used in hospital or urgent care clinical settings and are primarily contracted and distributed through group purchasing organizations and drug wholesalers. The Company’s insulin API products are sold to other pharmaceutical companies for use in their own products and are being used by the Company in the development of injectable finished pharmaceutical products. The Company’s over-the-counter inhalation product, Primatene MIST®, is primarily distributed through drug retailers.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2024 and the notes thereto as filed with the Securities and Exchange Commission, or SEC, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted from the accompanying condensed consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from the audited financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position, results of operations, comprehensive income, stockholders’ equity, and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The Company’s results of operations, comprehensive income and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature for the three months ended March 31, 2025 and 2024 were a $1.3 million gain and a $0.7 million loss, respectively.

Comprehensive Income

The Company’s comprehensive income includes foreign currency translation gains and losses.

Advertising Expense

Advertising expenses, primarily associated with Primatene MIST®, are recorded as they are incurred, except for expenses related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented, and are reflected as a component of selling, distribution and marketing in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2025 and 2024, advertising expenses were $3.0 million and $2.7 million, respectively.

Financial Instruments

The Company’s accompanying condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, short-term borrowings, and long-term obligations. The Company considers the carrying amounts of current assets and liabilities on the condensed consolidated balance sheets to approximate the fair value of these financial instruments due to the short maturity of these items. The carrying value of the Company’s long-term obligations, with the exception of the convertible debt (see Note 13), approximates their fair value, as the stated borrowing rates are comparable to rates currently offered to the Company for instruments with similar maturities. The Company at times enters into interest rate swap contracts to manage its exposure to interest rate changes and its overall cost of long-term debt. The Company’s interest rate swap contracts exchange the variable interest rates for fixed interest rates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and highly liquid investments with original maturities of three months or less.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Investments

Investments as of March 31, 2025 and December 31, 2024 consisted of certificates of deposit and investment grade corporate, agency and municipal bonds with original maturity dates between three and nineteen months.

Restricted Cash

Restricted cash is collateral required for the Company to guarantee certain vendor payments in France. As of March 31, 2025 and December 31, 2024, the restricted cash balance was $0.2 million.

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letters of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months, but less than one year. As of March 31, 2025 and December 31, 2024, the balance of restricted short-term investments was $2.2 million.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capitalized Software Implementation Costs

The Company capitalizes certain implementation costs incurred under a cloud computing arrangement that is a service contract. Costs incurred during the preliminary project phase or planning and research phase are expensed as incurred. Costs incurred during the application development stage related to the implementation of the hosting arrangement are capitalized and included within other assets on the accompanying condensed consolidated balance sheets. Capitalized implementation costs are amortized on a straight-line basis over the term of the associated hosting arrangement. Capitalized implementation costs were $1.2 million as of March 31, 2025 and are included in other long-term assets in the Company’s condensed consolidated balance sheet. As of December 31, 2024, the Company did not have any capitalized implementation costs. For the three months ended March 31, 2025 and 2024, the Company did not record any amortization expense.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation table, as well as disclosure of income taxes paid disaggregated by jurisdiction. The disclosure requirements will be applied prospectively, with retrospective application permitted. The standard is effective for the Company for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of disclosure requirements related to the new standard on its financial statements.

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

Note 3. Revenue Recognition

Product revenues, net

In accordance with ASC 606 Revenue from Contracts with Customers, revenue is recognized at the time that the Company’s customers obtain control of the promised goods and we satisfy the Company’s performance obligations, which is generally at the time of product delivery to the Company’s customers. In some cases, our performance obligation is satisfied, and revenue is recognized at the time of shipment when stipulated by the terms of the sale agreements.

The consideration to which the Company expects to be entitled includes a stated list price, less various forms of variable

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The provision for chargebacks and rebates is reflected as a component of product revenues, net. The following table is an analysis of the chargeback and rebate provision:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Beginning balance	$60,331	$27,920
Provision for chargebacks and rebates	91,531	60,884
Credits and payments issued to third parties	(92,942)	(55,596)
Ending balance	$58,920	$33,208

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provision for chargebacks and rebates is included in the following balance sheet accounts:

	March 31,	December 31,
	2025	2024

	(in thousands)
Reduction to accounts receivable, net	$25,044	$26,258
Accounts payable and accrued liabilities	33,876	34,073
Total	$58,920	$60,331

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

Service revenues derived from research and development contracts are recognized over time based on progress toward satisfaction of the performance obligation. For each performance obligation satisfied over time, the Company assesses the proper method to be used for revenue recognition, either an input method to measure progress toward the satisfaction of services or an output method of determining the progress of completion of performance obligation. Revenues from research and development services at ANP were $0.1 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

Note 4. Net Income per Share

Basic net income per share is calculated based upon the weighted-average number of shares outstanding during the period. Diluted net income per share gives effect to all potentially dilutive shares outstanding during the period, such as stock options, non-vested restricted stock units, and shares issuable under the Company’s Employee Stock Purchase

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Plan, or ESPP, and potential shares of common stock issuable upon conversion of Convertible Notes of the Company, due March 2029, or the 2029 Convertible Notes.

For the three months ended March 31, 2025, options to purchase 2,036,714 shares of stock with a weighted-average exercise price of $38.76 per share were excluded in the computation of diluted net income per share because their effect would be anti-dilutive. The 2029 Convertible Notes had no impact on the computation of diluted net income per share, as the average stock price during the period was less than the conversion price.

For the three months ended March 31, 2024, the Company did not have any options that were excluded from the computation of diluted net income per share because their effect would be anti-dilutive. The 2029 Convertible Notes had no impact on the computation of diluted net income per share, as the average stock price during the period was less than the conversion price.

The following table provides the calculation of basic and diluted net income per share for each of the periods presented:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands, except per share data)
Basic and dilutive numerator:
Net income	$25,285	$43,177
Denominator:
Weighted-average shares outstanding — basic	47,641	48,212

Net effect of dilutive securities:
Incremental shares from equity awards	2,249	4,801
Weighted-average shares outstanding — diluted	49,890	53,013
Net income per share — basic	$0.53	$0.90
Net income per share — diluted	$0.51	$0.81

Note 5. Segment Reporting

The Company’s business is the development, manufacture, and marketing of pharmaceutical products (see Note 1). The Company’s Chief Executive Officer, is the Chief Operating Decision Maker, or CODM.

During the three months ended March 31, 2025, the Company has one reportable segment. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected segment financial information is presented below. As a result of the change to one reportable segment in the fourth quarter of 2024, the Company has recast the segment information for the prior period presented:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)

Net revenues:	$170,528	$171,836
Less:
Payroll expense	49,310	47,841
Materials and supplies	10,479	9,998
Clinical trials expense	948	203
Depreciation and amortization expense	13,609	12,983
Stock-based compensation expense	8,393	7,360
Consulting and outside services expense	9,585	6,645
Advertising and promotional expense	3,889	2,851
Other segment items(1)	39,256	30,024
Interest income	(2,089)	(2,556)
Interest expense	6,286	8,611
Income tax provision	5,577	4,126
Equity in losses of unconsolidated affiliate	—	573
Net income	$25,285	$43,177
a)	Other segment items includes maintenance and repairs expense, travel expense, professional services expense, legal expense, rent expense, manufacturing amounts capitalized on the balance sheet, certain overhead expenses, miscellaneous expenses, and foreign currency exchange gains and losses.

Net revenues by product are presented below:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Product revenues, net:
BAQSIMI®	$38,355	$13,843
Primatene MIST®	29,051	24,166
Glucagon	20,843	28,535
Epinephrine	18,587	26,110
Lidocaine	13,644	12,773
Other products	50,048	52,202
Total product revenues, net	170,528	157,629
Other revenues	—	14,207
Total net revenues	$170,528	$171,836

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net revenues and carrying values of long-lived assets, which includes property, plant and equipment, as well as finance and operating lease right-of-use assets, by geographic regions, based on where the Company conducts its operations, are as follows:

	Net Revenues		Long-Lived Assets
	Three Months Ended
	March 31,		March 31,	December 31,
	2025	2024	2025	2024

	(in thousands)
United States	$162,590	$169,657	$208,295	$202,328
China	81	403	110,477	107,887
France	7,857	1,776	34,987	34,412
Total	$170,528	$171,836	$353,759	$344,627

Note 6. Customer and Supplier Concentration

Customer Concentrations

The following table provides accounts receivable and net revenue information for the Company’s three major customers:

	% of Total Accounts		% of Net
	Receivable		Revenues
			Three Months Ended
	March 31,	December 31,	March 31,
	2025	2024	2025	2024
McKesson	29%	34%	24%	22%
Cencora	25%	23%	21%	20%
Cardinal Health	16%	16%	20%	19%

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of March 31, 2025 and December 31, 2024, cash equivalents include money market accounts and corporate and municipal bonds with original maturities of less than three months. Investments consist of certificates of deposit as well as investment-grade corporate, agency and municipal bonds with original maturity dates between three and nineteen months. The certificates of deposit are carried at amortized cost in the Company’s condensed consolidated balance sheets, which approximates their fair value determined based on Level 2 inputs. The corporate, agency and municipal bonds are classified as held-to-maturity and are carried at amortized cost net of allowance for credit losses. The fair value of such bonds is disclosed in Note 8 and was determined based on Level 2 inputs. The restrictions on restricted cash and investments have an immaterial effect on the fair value of these financial assets.

The fair values of the Company’s financial assets and liabilities measured on a recurring basis as of March 31, 2025 and December 31, 2024, are as follows:

	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents	$124,070	$124,070	$—	$—
Restricted cash	235	235	—	—
Short-term investments	13,746	—	13,746	—
Restricted short-term investments	2,200	—	2,200	—
Interest rate swaps related to variable rate loans	(3,169)	—	(3,169)	—
Total assets and liabilities measured at fair value as of March 31, 2025	$137,082	$124,305	$12,777	$—

	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents	$102,059	$102,059	$—	$—
Restricted cash	235	235	—	—
Short-term investments	26,629	—	26,629	—
Restricted short-term investments	2,200	—	2,200	—
Interest rate swaps related to variable rate loans	(234)	—	(234)	—
Total assets and liabilities measured at fair value as of December 31, 2024	$130,889	$102,294	$28,595	$—

The Company does not hold any Level 3 instruments that are measured at fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include investments in unconsolidated affiliates, long-lived assets, goodwill, and intangible assets for which the fair value is determined as part of an impairment test. As of March 31, 2025 and December 31, 2024, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

The Company’s deferred compensation plan assets are valued using the cash surrender value of the life insurance policies and are not included in the table above.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8. Investments

The following is a summary of the Company’s investments that are classified as held-to-maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Corporate and agency bonds (due within 1 year)	$47,679	$21	$(23)	$47,677
Corporate and agency bonds (due within 1 to 3 years)	5,873	11	(1)	5,883
Municipal bonds (due within 1 year)	200	—	(1)	199
Total investments as of March 31, 2025	$53,752	$32	$(25)	$53,759

Corporate and agency bonds (due within 1 year)	$42,907	$34	$(25)	$42,916
Corporate and agency bonds (due within 1 to 3 years)	10,867	—	(6)	10,861
Municipal bonds (due within 1 year)	199	—	(1)	198
Total investments as of December 31, 2024	$53,973	$34	$(32)	$53,975

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

Note 9. Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights	24	$591,338	$43,118	$548,220
Land-use rights	39	2,540	898	1,642
Other intangibles	7	2,443	159	2,284
Subtotal	24	596,321	44,175	552,146
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill	*	3,157	—	3,157
Subtotal	*	32,382	—	32,382
As of March 31, 2025	*	$628,703	$44,175	$584,528

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights	24	$591,338	$36,958	$554,380
Land-use rights	39	2,540	881	1,659
Other intangibles	7	2,443	96	2,347
Subtotal	24	596,321	37,935	558,386
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill	*	3,049	—	3,049
Subtotal	*	32,274	—	32,274
As of December 31, 2024	*	$628,595	$37,935	$590,660
*	Intangible assets with indefinite lives have an indeterminable average life.

Goodwill

The changes in the carrying amounts of goodwill are as follows:

	March 31,	December 31,
	2025	2024

	(in thousands)
Beginning balance	$3,049	$3,216
Currency translation	108	(167)
Ending balance	$3,157	$3,049

Note 10. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2025	2024

	(in thousands)
Raw materials and supplies	$103,252	$81,511
Work in process	43,777	32,807
Finished goods	38,447	39,423
Total inventories	$185,476	$153,741

Charges of $0.2 million and $5.7 million were included in the cost of revenues in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively, to adjust the Company’s inventory and related firm purchase commitments to its net realizable value.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	March 31,	December 31,
	2025	2024

	(in thousands)
Buildings	$170,510	$169,429
Leasehold improvements	42,094	42,012
Land	7,462	7,422
Machinery and equipment	289,819	277,408
Furniture, fixtures, and automobiles	36,786	35,976
Construction in progress	40,914	36,685
Total property, plant, and equipment	587,585	568,932
Less accumulated depreciation	(279,983)	(271,587)
Total property, plant, and equipment, net	$307,602	$297,345

Note 12. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2025	2024

	(in thousands)
Accrued customer fees and rebates	$53,870	$53,993
Accrued payroll and related benefits	27,263	26,010
Accrued product returns, current portion	17,083	14,559
Accrued loss on firm purchase commitments	109	413
Other accrued liabilities	24,802	31,568
Total accrued liabilities	123,127	126,543
Accounts payable	52,813	30,514
Total accounts payable and accrued liabilities	$175,940	$157,057

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Debt

Debt consists of the following:

	March 31,	December 31,
	2025	2024

	(in thousands)
Convertible Debt

2029 Convertible Notes	$345,000	$345,000

Term Loan

Wells Fargo Term Loan due June 2028	250,000	250,000

Other Loans and Payment Obligations

French government loans due December 2026	105	99

Line of Credit Facilities

Line of credit facility with China Merchant Bank due October 2026	—	—
Wells Fargo Revolving line of credit facility due June 2028	—	—
Line of credit facility with ICBC Bank due November 2033	20,076	18,433

Equipment under Finance Leases	382	432
Total debt	615,563	613,964
Less current portion of long-term debt	224	234
Less: Loan issuance costs	11,481	12,100
Long-term debt, net of current portion and unamortized debt issuance costs	$603,858	$601,630

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

In connection with the issuance of the 2029 Convertible Notes, the Company incurred approximately $10.8 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees. Unamortized debt issuance costs related to the 2029 Convertible Notes were $7.8 million and $8.3 million as of March 31, 2025 and December 31, 2024, respectively. The fair value of the 2029 Convertible Notes was approximately $308.8 million as of March 31, 2025 based on level 2 inputs.

For the three months ended March 31, 2025 and 2024, the total interest expense related to the 2029 Convertible Notes was $1.9 million and $1.9 million, with coupon interest expense of $1.4 million and $1.4 million, and the amortization of debt issuance cost of $0.5 million and $0.5 million, respectively.

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

As of March 31, 2025, the Company borrowed approximately $20.1 million under the credit agreement. The loan bears interest at the prime rate as published by The People’s Bank of China minus 0.2%. Interest payments are due quarterly and repayment of the principal amount is biannual and begins in May 2026. As of March 31, 2025, the Company had $20.1 million of principal outstanding under this loan, which is recorded net of loan issuance costs of $1.1 million.

Interest Rate Swap Contract

As of March 31, 2025, the fair value of the loans listed above approximated their carrying amount based on Level 2 inputs, with the exception of the 2029 Convertible Notes. For the Wells Fargo Term Loan, the Company has entered into a fixed interest rate swap contract to exchange the variable interest rates for fixed interest rates. The interest rate swap contract is recorded at fair value in the other assets line in the condensed consolidated balance sheets. Changes in the fair values of interest rate swaps were a $2.9 million loss and a $5.2 million gain for the three months ended March 31, 2025 and 2024, respectively.

Covenants

At March 31, 2025 and December 31, 2024, the Company was in compliance with all of its debt covenants.

Note 14. Income Taxes

The following table sets forth the Company’s income tax provision for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)

Income before taxes	$30,862	$47,876
Income tax provision	5,577	4,126
Income before equity in losses of unconsolidated affiliate	$25,285	$43,750
Income tax provision as a percentage of income before income taxes	18.1%	8.6%

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

Note 15. Stockholders' Equity

Share Buyback Program

Pursuant to the Company’s existing share buyback program, the Company purchased 393,836 shares of its common stock, totaling $11.0 million during the three months ended March 31, 2025. The Company did not purchase any shares of its common stock during the three months ended March 31, 2024.

In November 2024, the Company’s Board of Directors authorized a $50.0 million increase to the Company’s share buyback program, which is expected to continue for an indefinite period of time. Since the inception of the program in November 2024, the Company’s Board of Directors have authorized a total of $385.0 million in the share buyback program. The primary goal of the program is to offset dilution created by the Company’s equity compensation programs.

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

Amended and Restated 2015 Equity Incentive Plan

In February 2024, the Board of Directors approved the Company’s amended and restated 2015 Equity Incentive Plan, or the Amended 2015 Plan, which was subsequently approved by the Company’s stockholders, and accordingly, adopted by the Company in June 2024. The Amended 2015 Plan, among other things, extended the term of the 2015 Equity Incentive Plan, or the Original 2015 Plan, increased the number of shares available for issuance under the Original 2015 Plan, and removed the evergreen provision. The term of the Amended 2015 Plan will be extended indefinitely, however, the Company’s ability to grant incentive stock options thereunder will continue through February 2034.

As of March 31, 2025, the Company reserved an aggregate of 6,778,608 shares of common stock for future issuance under the Amended 2015 Plan.

2014 Employee Stock Purchase Plan

As of March 31, 2025, the Company has issued 1,289,452 shares of common stock under the ESPP and 710,548 shares of its common stock remain available for issuance under the ESPP.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended March 31, 2025 and 2024, the Company recorded ESPP expense of $0.3 million and $0.3 million, respectively.

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

The weighted-averages for key assumptions used in determining the fair value of options granted are as follows:

	Three Months Ended
	March 31,
	2025	2024
Average volatility	40.8%	41.3%
Average risk-free interest rate	4.2%	4.2%
Weighted-average expected life in years	6.3	6.3
Dividend yield rate	—%	—%

A summary of option activity under all plans for the three months ended March 31, 2025, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2024	6,655,225	$23.75
Options granted	1,066,178	28.41
Options exercised	(640,146)	14.88
Options forfeited	(2,206)	37.51
Options expired	(66)	35.13
Outstanding as of March 31, 2025	7,078,985	$25.25	5.85	$46,447
Exercisable as of March 31, 2025	4,966,898	21.47	4.46	$45,611
Vested and expected to vest as of March 31, 2025	6,823,492	24.94	5.71	$46,347
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s stock for those awards that have an exercise price below the estimated fair value at March 31, 2025.

For the three months ended March 31, 2025 and 2024, the Company recorded expense of $4.2 million and $3.7 million, respectively, related to stock options granted under all plans.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to option grants and exercises is as follows:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands, except per share data)
Weighted-average grant date fair value per share	$13.38	$22.16
Intrinsic value of options exercised	7,833	35,823
Cash received from options exercised	2,068	3,067
Total fair value of the options vested during the period	10,678	8,663

A summary of the status of the Company’s non-vested options as of March 31, 2025, and changes during the three months ended March 31, 2025, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2024	1,803,684	$16.76
Options granted	1,066,178	13.38
Options vested	(755,569)	14.13
Options forfeited	(2,206)	17.43
Non-vested as of March 31, 2025	2,112,087	15.99

As of March 31, 2025, there was $27.3 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 3.0 years and will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to four years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until vested. The RSUs do not have any voting or dividend rights prior to the issuance of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period using the straight-line method. For the three months ended March 31, 2025 and 2024, the Company recorded expenses of $3.9 million and $3.4 million, respectively, related to RSU awards granted under all plans.

As of March 31, 2025, there was $29.0 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 3.0 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
	Total RSUs	Value of RSUs
	Issued	Issued(1)
		(in thousands)
RSUs outstanding at December 31, 2024	825,421
RSUs granted	501,788	$14,256
RSUs forfeited	(1,008)
RSUs vested(2)	(338,280)
RSUs outstanding at March 31, 2025	987,921
(1)	The total FMV is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 136,038 shares of common stock were surrendered to fulfill tax withholding obligations.

Share-based Compensation Expense

The Company recorded share-based compensation expense, which is included in the Company’s condensed consolidated statement of operations as follows:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Cost of revenues	$2,338	$2,125
Operating expenses:
Selling, distribution, and marketing	313	260
General and administrative	4,569	3,876
Research and development	1,173	1,099
Total share-based compensation	$8,393	$7,360

Note 16. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the three months ended March 31, 2025 and 2024, were approximately $0.7 million and $0.8 million, respectively.

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

The liability under the plan is based on a discount rate of 3.40% as of March 31, 2025 and December 31, 2024. The liability is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.8 million and $2.6 million at March 31, 2025 and December 31, 2024, respectively. The Company recorded an immaterial amount of expense under the plan for each of the three months ended March 31, 2025 and 2024.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-qualified Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan obligations are payable upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants began contributing to the plan in January 2020. The plan assets were valued at approximately $10.6 million and $10.3 million as of March 31, 2025 and December 31, 2024, respectively. The plan liabilities were valued at approximately $11.0 million and $10.7 million as of March 31, 2025 and December 31, 2024, respectively. The plan assets and liabilities are included in other long-term assets and other long-term liabilities, respectively, on the Company’s condensed consolidated balance sheets.

Note 17. Related Party Transactions

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

During the three months ended March 31, 2025, the Company did not recognize revenue from manufacturing services provided to Hanxin. During the three months ended March 31, 2024, the Company recognized $0.3 million of revenue from manufacturing services provided to Hanxin. As of March 31, 2025 and December 31, 2024, the Company had receivables of approximately $0.2 million from Hanxin under these agreements.

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

During the three months ended March 31, 2025, the Company paid an immaterial amount under this agreement. For the three months ended March 31, 2024, the Company paid $0.2 million under this agreement. As of March 31, 2025 and December 31, 2024, the Company had an immaterial amount payable to Hanxin under this agreement.

Supply Agreement with Letop

In November 2022, the Company entered into a supply agreement with Nanjing Letop Biotechnology Co., Ltd., or Letop, which is considered a related party due to an ownership stake of Henry Zhang. Under the terms of the supply agreement, Letop will manufacture and deliver chemical intermediates to the Company on a cost-plus basis. The

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

agreement is effective for three years and the total cost of the agreement shall not exceed $1.5 million, with payments adjusted based on the then current exchange rates.

During the three months ended March 31, 2025 the Company paid an immaterial amount under this agreement. During the three months ended March 31, 2024, the Company did not make any payments under this agreement. As of March 31, 2025 and December 31, 2024, the Company did not have any amounts payable to Letop.

Primatene MIST® Distribution Agreement with Hong Kong Genreach Limited

In August 2024, the Company entered into a distribution agreement with Hong Kong Genreach Limited, or Genreach, a wholly owned subsidiary of Hanxin, a related party. Per the terms of the agreement, the Company has appointed Genreach as the exclusive distributor to market and sell Primatene MIST® in Mainland China, Taiwan, Hong Kong, and Macau in the Greater China region. Genreach will be responsible for obtaining any and all regulatory approvals in the region for Primatene MIST®.

The term of the agreement is ten years, with both parties having termination rights without cause after the completion of the second contract year.

During the three months ended March 31, 2025, the Company did not recognize any revenue from the distribution agreement with Genreach. As of March 31, 2025 and December 31, 2024, the Company did not have any receivables from Genreach.

Note 18.   Litigation

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

Other Litigation

The Company is also subject to various other claims, arbitrations, investigations, and lawsuits from time to time arising in the ordinary course of business. In addition, third parties may, from time to time, assert claims against the Company in the forms of letters and other communications. Currently, the Company is subject to a lawsuit for a property and casualty claim, for which it has recorded an estimated liability of $6.0 million within accounts payable and other accrued liabilities on the condensed consolidated balance sheet as of March 31, 2025. This estimated liability is fully covered by the Company’s insurance policies. The $6.0 million insurance recovery related to this claim is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet as of March 31, 2025.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Condensed Consolidated Financial Statements” and the related notes thereto included in this Quarterly Report on Form 10-Q, or Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under the “Special Note About Forward-Looking Statements,” above and described in greater detail elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2024, particularly in Item 1A. “Risk Factors”.

Overview

We are a bio-pharmaceutical company focusing primarily on developing, manufacturing, marketing, and selling technically challenging generic and proprietary injectable, inhalation, and intranasal products, as well as insulin API products. We currently manufacture and sell over 25 products.

Our largest products by net revenues currently include BAQSIMI®, Primatene MIST®, glucagon, epinephrine, and lidocaine.

We are currently developing a portfolio of generic abbreviated new drug applications, or ANDAs, biologics license applications, or BLAs, including biosimilar insulin product candidates, and proprietary product candidates, which are in various stages of development and target a variety of indications. Four of the ANDAs and one biosimilar insulin candidate are currently on file with the FDA.

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

Macroeconomic Trends and Uncertainties

Recent worldwide events and macroeconomic factors, such as international trade relations, tariffs, new legislation and regulations, changes in administration, taxation or monetary policy changes, public sector budgetary cycles and funding authorization in the United States, political and civil unrest, global conflicts such as the Russia-Ukraine and Middle East conflicts, supply chain disruptions, heightened inflationary pressures, tariffs and fluctuating interest rates, as well as rising healthcare costs among other factors, also increase volatility in the global economy and continue to pose challenges to our business. For example, there is significant uncertainty relating to tariffs. While all of our finished products and four of our APIs are manufactured in the United States, we import APIs, starting materials for APIs, and components from various countries.

See the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, for further discussion of the potential adverse impact of unfavorable global and geopolitical economic conditions on our business, results of operations and financial conditions.

Business Segments

Our performance is assessed and resources are allocated based on one reportable segment, pharmaceutical products.

For more information regarding our segments, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 5. Segment Reporting.”

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net revenues

	Three Months Ended
	March 31,		Change
	2025	2024	Dollars	%

	(in thousands)
Net revenues
Product revenues, net	$170,528	$157,629	$12,899	8%
Other revenues	—	14,207	(14,207)	(100)%
Total net revenues	$170,528	$171,836	$(1,308)	(1)%

Cost of revenues	$85,277	$81,736	$3,541	4%
Gross profit	$85,251	$90,100	$(4,849)	(5)%
as % of net revenues	50%	52%

The increase in product revenues, net, was primarily due to the following changes:

	Three Months Ended
	March 31,		Change
	2025	2024	Dollars	%

	(in thousands)
Product revenues, net:
BAQSIMI®	$38,355	$13,843	$24,512	177%
Primatene MIST®	29,051	24,166	4,885	20%
Glucagon	20,843	28,535	(7,692)	(27)%
Epinephrine	18,587	26,110	(7,523)	(29)%
Lidocaine	13,644	12,773	871	7%
Other products	50,048	52,202	(2,154)	(4)%
Total product revenues, net	$170,528	$157,629	$12,899	8%

Product Revenues, net

BAQSIMI® sales increased primarily due to an increase in unit volume, as we assumed full distribution responsibilities globally at the beginning of 2025. Primatene MIST® sales increased primarily due to an increase in unit volumes. The decrease in sales of glucagon was primarily due to a decrease in unit volumes, as a result of competition and a move to ready to use glucagon products such as BAQSIMI®. The decrease in sales of epinephrine was due to both a decrease in unit volumes, as well as a lower average selling price for our multi-dose vial product, as a result of increased competition. The decrease in other products was primarily due to a decrease in sales of enoxaparin, dextrose and naloxone, due to increased competition. This decrease was partially offset by increased unit volumes of albuterol, which we launched in August 2024 and higher unit sales of phytonadione.

We anticipate that sales of glucagon will continue to fluctuate in the future due to competitive dynamics. We also anticipate that sales of epinephrine and other products will continue to fluctuate depending on the ability of our competitors to supply market demands.

Other Revenues

As we completed the assumption of distribution responsibilities globally for BAQSIMI® at the beginning of 2025, all BAQSIMI® related revenues in the current period are recognized in Product revenues, net. Other revenues in the previous period include the portion of BAQSIMI® sales made by Lilly on our behalf under the Transition Service Agreement, or TSA, which amounted to $14.2 million during the three months ended March 31, 2024. based on total BAQSIMI® sales of $24.6 million as reported to us by Lilly, which was recognized on a net basis, similar to a royalty arrangement.

Backlog

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. We had no significant backlog as of March 31, 2025. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross Margins

In 2024, under the TSA, the portion of revenues relating to BAQSIMI® sales made by Lilly on our behalf were reported on a net basis, similar to a royalty arrangement with no amount reported as cost of revenues resulting in increased gross margins for that period. Gross margins were also impacted by lower pricing for epinephrine multi-dose vials and an increase in labor costs.

The decrease in gross margins was partially offset by the increase in sales of Primatene MIST® and phytonadione, which are higher-margin products.

Selling, distribution and marketing, and general and administrative

	Three Months Ended
	March 31,		Change
	2025	2024	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$11,866	$9,371	$2,495	27%
General and administrative	$15,996	$15,676	$320	2%

The increase in selling, distribution and marketing expenses was primarily due to expenses related to the expansion of our sales and marketing efforts related to BAQSIMI®, including expenses related to our co-promotion contract with MannKind, and sales efforts related to Primatene MIST®.

We expect that selling, distribution and marketing expenses will continue to increase due to the increase in marketing expenditures for BAQSIMI® and Primatene MIST®. Legal fees may fluctuate from period to period due to the timing of patent challenges and other litigation matters.

Research and development

	Three Months Ended
	March 31,		Change
	2025	2024	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$9,061	$7,849	$1,212	15%
Clinical trials	948	203	745	367%
FDA fees	1,485	1,033	452	44%
Materials and supplies	2,828	2,974	(146)	(5)%
Depreciation	3,175	2,810	365	13%
Other expenses	2,599	2,174	425	20%
Total research and development expenses	$20,096	$17,043	$3,053	18%

Research and development expenses consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

Research and development expenses increased primarily due to an increase in salary and personnel-related expenses, as well as an increase in clinical trial expenses, and an increase in FDA filing fees.

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

Non-operating expenses, net

	Three Months Ended
	March 31,		Change
	2025	2024	Dollars	%

	(in thousands)
Non-operating expenses:
Interest income	$2,089	$2,556	$(467)	(18)%
Interest expense	(6,286)	(8,611)	2,325	(27)%
Other income (expenses), net	(2,234)	5,921	(8,155)	(138)%
Total non-operating expenses, net	$(6,431)	$(134)	$(6,297)	NM

The change in non-operating income (expenses), net is primarily a result of:

●	A decrease in interest income resulting from a decrease in cash and investments.

●	A decrease in interest expense as a result of the repayment of the mortgage loan with East West Bank, as well as the accretion of the interest on the deferred payment for BAQSIMI®, both of which were paid in full in June 2024. For more information regarding our debt, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 13. Debt.”

●	A change to Other income (expenses), net primarily as a result of foreign currency fluctuation, as well as mark-to-market adjustments relating to our interest rate swap contracts during the three months ended March 31, 2025.

Income tax provision

	Three Months Ended
	March 31,		Change
	2025	2024	Dollars	%

	(in thousands)
Income tax provision	$5,577	$4,126	$1,451	35%
Effective tax rate	18%	9%

Our effective tax rate for the three months ended March 31, 2025 increased in comparison to the three months ended March 31, 2024, primarily due to timing of discrete tax items. For more information regarding our income taxes, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 14. Income Taxes.”

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

As of March 31, 2025, our foreign subsidiaries collectively held $17.3 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. We expect additional cash flows to be generated in the longer term from future product introductions, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product introductions, which could be lengthy or ultimately unsuccessful.

Working capital increased $28.6 million to $388.9 million at March 31, 2025, compared to $360.3 million at December 31, 2024.

Cash Flows from Operations

The following table summarizes our cash flows provided by and used in operating, investing, and financing activities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$35,077	$55,291
Investing activities	10,481	15,237
Financing activities	(14,503)	(13,579)
Effect of exchange rate changes on cash	118	(97)
Net increase in cash, cash equivalents, and restricted cash	$31,173	$56,852

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $35.1 million for the three months ended March 31, 2025, which included net income of $25.3 million. Non-cash items comprised primarily of $16.0 million of depreciation and amortization, which includes $7.4 million related to depreciation of property, plant and equipment; $6.2 million related to amortization of intangible assets; $1.6 million related to amortization of operating lease right-of-use assets; $0.8 million related to amortization of discounts, premiums, and debt issuance costs; and share-based compensation expense of $8.4 million.

Additionally, for the three months ended March 31, 2025, there was a net cash outflow from changes in operating assets and liabilities of $16.7 million, which resulted primarily from an increase in accounts receivables and an increase in inventories, which was partially offset by an increase in accounts payable and accrued liabilities. The increase in accounts receivables was primarily due to the timing of sales in the quarter. The increase in inventories was primarily due to the increased purchases of finished product, raw materials and components for BAQSIMI®, as we assumed full responsibility for the supply chain from Lilly. Accounts payable and accrued liabilities increased primarily due to the increase in accrued customer fees and rebates associated with BAQSIMI® sales.

Net cash provided by operating activities was $55.3 million for the three months ended March 31, 2024, which included net income of $43.2 million. Non-cash items comprised primarily of $16.1 million of depreciation and amortization, which includes $6.8 million related to deprecation of property, plant and equipment, $6.2 million related to amortization of intangible assets, $2.1 million related to amortization of discounts, premiums, and debt issuance costs. Additionally, non-cash items included share-based compensation expense of $7.4 million. Additionally, for the three months ended March 31, 2024, there was a net cash outflow from changes in operating assets and liabilities of $7.3 million, which resulted from an increase in accounts receivables and an increase in inventories, which was partially offset by an increase in accounts payable and accrued liabilities. Accounts payable and accrued liabilities increased primarily due to the increase in accrued customer fees and rebates associated with BAQSIMI® sales. The increase in accounts receivables was primarily due to the increase in sales, as well as the timing of payment from Lilly for BAQSIMI® revenues during the quarter, which was received subsequent to the quarter end.

Investing Activities

Net cash provided by investing activities was $10.5 million for the three months ended March 31, 2025, primarily as a result of $21.2 million from sales and purchases of investments during the quarter. This was partially offset by $10.7 million in purchases of property, plant, and equipment, which included $7.8 million incurred in the United States, $0.6 million in France, and $2.3 million in China.

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

Financing Activities

Net cash used in financing activities was $14.5 million for the three months ended March 31, 2025, primarily as a result of $11.0 million used to purchase treasury stock and a net of $4.7 million used to settle share-based compensation awards under our equity plan and for tax payments related to the net share settlement of options exercised. This was partially offset by $1.6 million of net proceeds from borrowings on our line of credit in China.

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

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies as compared to the critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our manufacturing facilities as well as our CMOs are subject to periodic inspection by the FDA to ensure that they are operating in compliance with cGMP requirements. As of March 31, 2025, all of our manufacturing facilities and our CMOs are in compliance with all federal and state governmental agencies, including all FDA and DEA regulations. During the three months ended March 31, 2025, we had inspections conducted by the FDA at one of our manufacturing facilities, which resulted in no observations on Form 483.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Except for the broad, ongoing macroeconomic challenges facing the global economy and financial markets, there have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2024. We are exposed to market risk in the ordinary course of business. Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings. We are exposed to market risk for changes in the market values of our investments (Investment Risk), the impact of interest rate changes (Interest Rate Risk), and the impact of foreign currency exchange changes (Foreign Currency Exchange Risk).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Litigation.”

ITEM 1A. RISK FACTORS

Except as noted below, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

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

•

the imposition of additional tariffs, export controls or other trade barriers as a result of changes in social, political, and economic conditions or in laws, regulations, and policies governing foreign trade, including U.S. and foreign export controls such as U.S. controls, increasing controls impacting the ability to send certain products and technology, specifically related to semi-conductor manufacturing and supercomputing worldwide (including a prohibition on exports, reexports, and transfers to and within China without an export license, and the addition of new China-based entities to certain U.S. restricted party lists including the Entity List and Unverified List, trade sanctions and import laws and regulations, tariffs on various imports from China and by the Chinese government on certain U.S. goods including those previously implemented (including (i) additional 10% tariffs levied on imports of Chinese-origin items into the United States as of February 4, 2025, increased to an additional 20% tariff effective March 4, 2025, and (ii) an additional reciprocal 125% tariff levied on certain Chinese-origin items since April 2025, with exemptions for certain pharmaceuticals, semiconductors, and consumer electronics) and additional tariffs that may in the future be implemented by the U.S. government (including on imports of pharmaceutical products into the United States currently under investigation by the U.S. Department of Commerce, among other potential tariffs), the implementation, scope, and duration of which remain uncertain;

•	the imposition of retaliatory trade measures by China or other countries in response to new or escalated tariffs, export controls, or other trade measures by the United States (including those previously implemented by China and other countries, such as tariffs on U.S.-origin items and new export controls on certain rare earth materials), which may affect the availability and/or price of materials used in our supply chain, and the implementation, scope, and duration of which remain uncertain;

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

We are continuing to expand our international operations as part of our growth strategy. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. There is a possibility that the United States could continue to impose greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. In September 2018, the U.S. Trade Representative (the “USTR”) enacted a tariff on the import of other Chinese products, with a combined import value of approximately $200 billion. Since that time USTR has modified these tariff rates and imposed tariffs on additional goods. In addition, since February 4, 2025, the U.S. government has imposed an additional tariff of 10% on the import of almost all Chinese-origin items which was later increased to an additional tariff of 20% as of March 4, 2025, as well as an additional reciprocal 125% tariff levied on certain Chinese-origin items and an additional baseline reciprocal 10% tariff on certain products of most other U.S. trading partners since April 2025, with exemptions for certain pharmaceuticals, semiconductors, and consumer electronics. Additional tariffs may in the future be implemented by the U.S. government (including on imports of pharmaceutical products into the United States currently under investigation by the U.S. Department of Commerce, among other potential tariffs), the implementation, scope, and duration of which remain uncertain. Tariffs on imports of APIs and starting materials used in our products, or retaliatory trade measures taken by China or other countries, which could potentially include restricted access to APIs or starting materials used in our products, could result in us needing to raise prices, make changes to our products, or materially harm our business, financial condition and results of operations. Further, the continued threats of tariffs, trade restrictions, and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the focus of the U.S. government on issues related to China, including the imposition of new restrictions on exports related to semi-conductor manufacturing and supercomputing, the imposition of outbound investment controls affecting U.S. persons’ ability to invest in certain enterprises in China, and the addition of entities based in China to various restricted party lists, along with uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could occur and could directly and adversely impact our financial results and results of operations.

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

Jack Y. Zhang and Mary Z. Luo have each pledged shares of our common stock to secure funds borrowed under existing credit lines by UBS Group and its affiliates, or UBS, East West Bank, or East West, and Cathay Bank. As of March 31, 2025, UBS had extended combined credit lines of $11.9 million to Applied Physics & Chemistry Laboratories, Inc., or APCL, which is controlled by Dr. Zhang and Dr. Luo, East West had agreed to a loan of up to $8.0 million to Drs. Zhang and Luo, and Cathay Bank had agreed to a loan of up to $20.0 million to APCL and Dr. Luo. The UBS credit lines are secured by a pledge of 400,000 shares of our common stock currently held by APCL, the East West loan is secured by a pledge of 600,000 shares of our common stock held by Dr. Zhang and the Cathay Bank loan is secured by a pledge of 1,000,000 shares of our common stock held by APCL and Dr. Luo. Interest on each of these loans accrues at market rates. UBS has an unlimited and unilateral right to call each of the credit lines for any reason whatsoever, and each of East West and Cathay Bank has acceleration rights to protect itself in the event of a default.

We have a pledging policy to restrict the pledging of shares by our executive officers and directors, which was created in 2021 and most recently amended in 2025. The policy prohibits our executive officers and directors from entering into any transaction whereby the executive officer or director, directly or indirectly, pledges, hypothecates, or otherwise encumbers more than thirty-five (35) percent of shares of common stock held by the individual or more than seven and a half (7.5) percent of our total outstanding shares of common stock as of the date of the transaction, whichever is lower, as collateral for indebtedness. This restriction extends to any hedging or similar transaction designed to decrease the risks associated with holding our securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock.

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet Be
		Average	Purchased as Part of	Purchased Under the Plans
	Total Number of Shares	Price Paid	Publicly Announced Plans	or Programs(1)
Period	Purchased	per Share	or Programs(1)	(in millions)
January 1 - January 31, 2025	—	$—	—	$50.0
February 1 - February 28, 2025	—	—	—	50.0
March 1 - March 31, 2025	393,836	27.91	393,836	39.0
(1)	These repurchases were made under our previously authorized share buyback program (see “Part I – Item. 1. Financial Statements – Notes to the Condensed Consolidated Financial Statements – Note 15. Stockholders’ Equity – Share Buyback Program”). The share buyback program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following officer or director, as defined in Rule 16a-1(f), adopted a Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, as follows:

On March 10, 2025, William J. Peters, our Chief Financial Officer, Executive Vice President of Finance, and Treasurer, President of International Medication Systems, Limited, and Director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 98,731 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 31, 2026, or earlier if all transactions under the trading arrangement are completed.

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

Date: May 8, 2025

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 8, 2025