Form 10-Q
period 2025-06-30
Amphastar Pharmaceuticals, Inc.
filed 2025-08-07
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

The number of shares outstanding of the registrant’s only class of common stock as of August 1, 2025 was 46,495,077.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

Special Note About Forward-Looking Statements

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements relate to future events or future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the sales and marketing of our products;
●	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;
●	our business and operations in general, including: adverse impacts of global conflicts and challenging macroeconomic conditions and market uncertainty on our business, financial condition, operations, cash flows and liquidity;
●	our ability to attract, hire, and retain highly skilled personnel;
●	interruptions to our manufacturing and production as a result of natural catastrophic events or other causes beyond our control such as power disruptions, pandemics, wars, terrorist attacks or other events;
●	the timing and likelihood of U.S. Food and Drug Administration, or the FDA, approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;
●	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;
●	cost and delays resulting from the extensive pharmaceutical regulations to which we are subject;
●	our ability to compete in the development and marketing of our products and product candidates;
●	our expectations regarding the business of our Chinese subsidiary, Amphastar Nanjing Pharmaceuticals, Ltd., or ANP;
●	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;
●	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our active pharmaceutical ingredient, or API, customers;
●	the effects of reforms in healthcare regulations and reductions in pharmaceutical pricing, reimbursement and coverage;
●	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;
●	the amount of price concessions or exclusion of suppliers adversely affecting our business;
●	variations in intellectual property laws, our ability to establish and maintain intellectual property protection for our products and our ability to successfully defend our intellectual property in cases of alleged infringement;
●	the implementation of our business strategies, product development strategies and technology utilization;
●	the potential for exposure to product liability claims;
●	our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions, divestitures or investments, including the anticipated benefits of such acquisitions, divestitures or investments;
●	our ability to expand internationally;
●	economic and industry trends and trend analysis;
●	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
●	the impact of trade tariffs, export or import restrictions, or other trade barriers;
●	the impact of the Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate including the potential for drug price controls;
●	the impact of global and domestic tax reforms;
●	the timing for completion and the validation of the new construction at our ANP and Amphastar facilities;
●	the timing and extent of share buybacks; and
●	our financial performance expectations, including our expectations regarding our backlog, revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$187,689	$151,609
Restricted cash	235	235
Short-term investments	44,062	70,036
Restricted short-term investments	2,200	2,200
Accounts receivable, net	132,982	136,289
Inventories, net	191,731	153,741
Income tax refunds and deposits	1,603	1,747
Prepaid expenses and other assets	20,328	18,214
Total current assets	580,830	534,071

Property, plant, and equipment, net	310,239	297,345
Finance lease right-of-use assets	296	383
Operating lease right-of-use assets	44,199	46,899
Goodwill and intangible assets, net	578,499	590,660
Long-term investments	2,047	10,996
Other assets	28,099	25,992
Deferred tax assets	71,124	71,124
Total assets	$1,615,333	$1,577,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$166,552	$157,057
Income taxes payable	1,049	9,664
Current portion of long-term debt	927	234
Current portion of operating lease liabilities	7,879	6,804
Total current liabilities	176,407	173,759

Long-term reserve for income tax liabilities	6,957	6,957
Long-term debt, net of current portion and unamortized debt issuance costs	607,727	601,630
Long-term operating lease liabilities, net of current portion	38,964	41,881
Other long-term liabilities	27,796	20,945
Total liabilities	857,851	845,172
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 61,649,607 and 46,490,609 shares issued and outstanding, respectively, as of June 30, 2025 and 60,847,124 and 47,617,691 shares issued and outstanding, respectively, as of December 31, 2024	6	6
Additional paid-in capital	520,581	505,400
Retained earnings	625,102	568,787
Accumulated other comprehensive loss	(5,361)	(9,181)
Treasury stock	(382,846)	(332,714)
Total equity	757,482	732,298
Total liabilities and stockholders’ equity	$1,615,333	$1,577,470

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net revenues:
Product revenues, net	$174,414	$179,388	$344,942	$337,017
Other revenues	—	3,006	—	17,213
Total net revenues	174,414	182,394	344,942	354,230

Cost of revenues	87,924	87,228	173,201	168,964
Gross profit	86,490	95,166	171,741	185,266

Operating expenses:
Selling, distribution, and marketing	10,235	9,012	22,101	18,383
General and administrative	13,991	13,285	29,987	28,961
Research and development	20,080	17,652	40,176	34,695
Total operating expenses	44,306	39,949	92,264	82,039

Income from operations	42,184	55,217	79,477	103,227

Non-operating expenses:
Interest income	1,921	3,337	4,010	5,893
Interest expense	(6,281)	(8,609)	(12,567)	(17,220)
Other income (expenses), net	1,511	298	(723)	6,219
Total non-operating expenses, net	(2,849)	(4,974)	(9,280)	(5,108)

Income before income taxes	39,335	50,243	70,197	98,119
Income tax provision	8,305	12,294	13,882	16,420
Income before equity in losses of unconsolidated affiliate	31,030	37,949	56,315	81,699

Equity in losses of unconsolidated affiliate	—	—	—	(573)

Net income	$31,030	$37,949	$56,315	$81,126

Net income per share:
Basic	$0.66	$0.77	$1.19	$1.67

Diluted	$0.64	$0.73	$1.15	$1.54

Weighted-average shares used to compute net income per share:
Basic	46,949	48,907	47,295	48,560

Diluted	48,128	52,046	49,009	52,530

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$31,030	$37,949	$56,315	$81,126

Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	2,608	(57)	3,820	(348)
Total other comprehensive income (loss)	2,608	(57)	3,820	(348)

Total comprehensive income	$33,638	$37,892	$60,135	$80,778

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balance as of December 31, 2024	60,847,124	$6	$505,400	$568,787	$(9,181)	(13,229,433)	$(332,714)	732,298
Net income	—	—	—	25,285	—	—	—	25,285
Other comprehensive income	—	—	—	—	1,212	—	—	1,212
Purchase of treasury stock	—	—	—	—	—	(393,836)	(11,219)	(11,219)
Issuance of common stock in connection with the Company's equity plans	446,322	—	(4,685)	—	—	—	—	(4,685)
Share-based compensation expense	—	—	8,393	—	—	—	—	8,393
Balance as of March 31, 2025	61,293,446	$6	$509,108	$594,071	$(7,969)	(13,623,269)	$(343,933)	$751,283
Net income	—	—	—	31,030	—	—	—	31,030
Other comprehensive income	—	—	—	—	2,608	—	—	2,608
Purchase of treasury stock	—	—	—	—	—	(1,541,860)	(39,000)	(39,000)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(88)	—	—	6,131	88	—
Issuance of common stock in connection with the Company's equity plans	356,161	—	5,179	—	—	—	—	5,179
Share-based compensation expense	—	—	6,382	—	—	—	—	6,382
Balance as of June 30, 2025	61,649,607	$6	$520,581	$625,102	$(5,361)	(15,158,998)	$(382,846)	$757,482

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balance as of December 31, 2023	59,390,194	$6	$486,056	$409,268	$(8,478)	(11,321,313)	$(247,431)	639,421
Net income	—	—	—	43,177	—	—	—	43,177
Other comprehensive loss	—	—	—	—	(291)	—	—	(291)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(33)	—	—	2,197	33	—
Issuance of common stock in connection with the Company's equity plans	770,265	—	(17,311)	—	—	—	—	(17,311)
Share-based compensation expense	—	—	7,360	—	—	—	—	7,360
Balance as of March 31, 2024	60,160,459	$6	$476,072	$452,445	$(8,769)	(11,319,116)	$(247,398)	$672,356
Net income	—	—	—	37,949	—	—	—	37,949
Other comprehensive loss	—	—	—	—	(57)	—	—	(57)
Purchase of treasury stock	—	—	—	—	—	(207,288)	(8,498)	(8,498)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(97)	—	—	6,363	97	—
Issuance of common stock in connection with the Company's equity plans	321,996	—	5,816	—	—	—	—	5,816
Share-based compensation expense	—	—	5,780	—	—	—	—	5,780
Balance as of June 30, 2024	60,482,455	$6	$487,571	$490,394	$(8,826)	(11,520,041)	$(255,799)	$713,346

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$56,315	$81,126
Reconciliation to net cash provided by operating activities:
Loss on disposal of assets	32	108
Loss (gain) on interest rate swaps and foreign currency transactions, net	1,736	(4,589)
Depreciation of property, plant, and equipment	15,716	13,771
Amortization of intangible assets	12,509	12,360
Operating lease right-of-use asset amortization	3,221	1,977
Amortization of discounts, premiums, and debt issuance costs	1,604	4,564
Equity in losses of unconsolidated affiliate	—	573
Share-based compensation expense	14,775	13,140
Changes in operating assets and liabilities:
Accounts receivable, net	4,192	(16,522)
Inventories	(35,932)	(17,020)
Prepaid expenses and other assets	(5,417)	241
Income tax refunds, deposits, and payable, net	(8,467)	(234)
Operating lease liabilities	(2,362)	(1,898)
Accounts payable and accrued liabilities	12,747	36,803
Net cash provided by operating activities	70,669	124,400

Cash Flows From Investing Activities:
BAQSIMI® acquisition	—	(129,000)
Purchases and construction of property, plant, and equipment	(21,262)	(14,837)
Purchase of intangible assets	(2,250)	—
Purchase of investments	(15,619)	(22,507)
Maturity of investments	51,322	113,274
Deposits and other assets	(2,335)	(1,596)
Net cash provided by (used in) investing activities	9,856	(54,666)

Cash Flows From Financing Activities:
Proceeds from equity plans, net of withholding tax payments	494	(11,496)
Purchase of treasury stock	(50,220)	(8,498)
Debt issuance costs	(675)	(251)
Proceeds from borrowing under lines of credit	5,771	4,057
Principal payments on long-term debt	(75)	(8,107)
Net cash used in financing activities	(44,705)	(24,295)

Effect of exchange rate changes on cash	260	(116)

Net increase in cash, cash equivalents, and restricted cash	36,080	45,323

Cash, cash equivalents, and restricted cash at beginning of period	151,844	144,531

Cash, cash equivalents, and restricted cash at end of period	$187,924	$189,854

Noncash Investing and Financing Activities:
Capital expenditures included in accounts payable	$6,054	$6,730
Operating lease right-of-use assets in exchange for operating lease liabilities	$521	$1,748

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$11,672	$13,860
Income taxes paid	$22,298	$16,932

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. General

Amphastar Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, hereinafter referred to as the “Company”), is a biopharmaceutical company that focuses primarily on developing, manufacturing, marketing, and selling technically challenging generic and proprietary injectable, inhalation, and intranasal products, including products with high technical barriers to market entry. Additionally, the Company sells insulin active pharmaceutical ingredient, or API, products. Most of the Company’s products are used in hospital or urgent care clinical settings and are primarily contracted and distributed through group purchasing organizations and drug wholesalers. The Company’s insulin API products are sold to other pharmaceutical companies for use in their own products and are being used by the Company in the development of injectable pharmaceutical products. The Company’s over-the-counter inhalation product, Primatene MIST®, is primarily distributed through drug retailers.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The principal accounting estimates include: fair value of financial instruments, allowance for credit losses, discounts, provision for chargebacks and rebates, provision for product returns, adjustment of inventory to its net realizable value, impairment of investments, long-lived and intangible assets and goodwill, litigation reserves, stock price volatility for share-based compensation expense, valuation allowances for deferred tax assets, and liabilities for uncertain income tax positions.

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

The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature were a $2.6 million gain and a $3.9 million gain for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, the unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature were a $0.3 million loss and a $1.0 million loss, respectively.

Comprehensive Income

The Company’s comprehensive income includes foreign currency translation gains and losses.

Advertising Expense

Advertising expenses, primarily associated with Primatene MIST®, are recorded as they are incurred, except for expenses related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented, and are reflected as a component of selling, distribution and marketing in the Company’s condensed consolidated statements of operations. For the three and six months ended June 30, 2025, advertising expenses were $2.5 million and $5.5 million, respectively. For the three and six months ended June 30, 2024, advertising expenses were $2.6 million and $5.3 million, respectively.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Investments

Investments as of June 30, 2025 and December 31, 2024 consisted of certificates of deposit and investment grade corporate, agency and municipal bonds with original maturity dates between three and nineteen months.

Restricted Cash

Restricted cash is collateral required for the Company to guarantee certain vendor payments in France. As of June 30, 2025 and December 31, 2024, the restricted cash balance was $0.2 million.

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letters of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months, but less than one year. As of June 30, 2025 and December 31, 2024, the balance of restricted short-term investments was $2.2 million.

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

Capitalized Software Implementation Costs

The Company capitalizes certain software implementation costs incurred under a cloud computing arrangement that is a service contract. Costs incurred during the preliminary project phase or planning and research phase are expensed as

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

incurred. Costs incurred during the application development stage related to the implementation of the hosting arrangement are capitalized and included within other assets on the accompanying condensed consolidated balance sheets. Capitalized implementation costs are amortized on a straight-line basis over the term of the associated hosting arrangement when ready for its intended use. Capitalized implementation costs were $2.9 million as of June 30, 2025 and are included in other long-term assets in the Company’s condensed consolidated balance sheet. As of December 31, 2024, the Company did not have any capitalized implementation costs. For the three and six months ended June 30, 2025 and 2024, the Company did not record any amortization expense for capitalized implementation costs.

During the second quarter of 2025, the Company incurred $1.4 million in annual subscription fees related to the hosting arrangement, which were recorded as a prepaid expense in the Company’s condensed consolidated financial statements. For the three and six months ended June 30, 2025, the Company recorded an amortization expense of $0.3 million.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standard Board, or FASB, issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation table, as well as disclosure of income taxes paid disaggregated by jurisdiction. The disclosure requirements will be applied prospectively, with retrospective application permitted. The standard is effective for the Company for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of disclosure requirements related to the new standard on its financial statements.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The provision for chargebacks and rebates is reflected as a component of product revenues, net. The following table is an analysis of the chargeback and rebate provision:

	Six Months Ended
	June 30,
	2025	2024

	(in thousands)
Beginning balance	$60,331	$27,920
Provision for chargebacks and rebates	187,338	134,417
Credits and payments issued to third parties	(191,102)	(112,661)
Ending balance	$56,567	$49,676

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

The provision for chargebacks and rebates is included in the following balance sheet accounts:

	June 30,	December 31,
	2025	2024

	(in thousands)
Reduction to accounts receivable, net	$22,441	$26,258
Accounts payable and accrued liabilities	34,126	34,073
Total	$56,567	$60,331

Accrual for Product Returns: The Company offers certain customers the right to return qualified excess or expired

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Service revenues derived from research and development contracts are recognized over time based on progress toward satisfaction of the performance obligation. For each performance obligation satisfied over time, the Company assesses the proper method to be used for revenue recognition, either an input method to measure progress toward the satisfaction of services or an output method of determining the progress of completion of performance obligation. For the three and six months ended June 30, 2025, revenues from research and development services at ANP were $0.3 million and $0.4 million, respectively. For the three and six months ended June 30, 2024, revenues from research and development services were $1.5 million and $1.9 million, respectively.

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

For the three and six months ended June 30, 2025, options to purchase 3,264,041 and 3,166,012 shares of stock with a weighted-average exercise price of $34.82 and $35.09 per share, respectively, were excluded in the computation of diluted net income per share because their effect would be anti-dilutive. The 2029 Convertible Notes had no impact on the computation of diluted net income per share as the average stock price during the period was less than the conversion price.

For the three and six months ended June 30, 2024, options to purchase 687,217 and 577,948 shares of stock, respectively, with a weighted-average exercise price of $46.25 and $46.68 per share, respectively, were excluded from

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the computation of diluted net income per share because their effect would be anti-dilutive. The 2029 Convertible Notes had no impact on the computation of diluted net income per share as the average stock price during the period was less than the conversion price.

The following table provides the calculation of basic and diluted net income per share for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands, except per share data)
Basic and dilutive numerator:
Net income	$31,030	$37,949	$56,315	$81,126
Denominator:
Weighted-average shares outstanding — basic	46,949	48,907	47,295	48,560

Net effect of dilutive securities:
Incremental shares from equity awards	1,179	3,139	1,714	3,970
Weighted-average shares outstanding — diluted	48,128	52,046	49,009	52,530
Net income per share — basic	$0.66	$0.77	$1.19	$1.67
Net income per share — diluted	$0.64	$0.73	$1.15	$1.54

Note 5. Segment Reporting

The Company’s business is the development, manufacture, and marketing of pharmaceutical products (see Note 1). The Company’s Chief Executive Officer is the Chief Operating Decision Maker, or CODM.

During the three and six months ended June 30, 2025, the Company had one reportable segment. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

Selected segment financial information is presented below. As a result of the change to one reportable segment in the fourth quarter of 2024, the Company has recast the segment information for the prior period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Net revenues:	$174,414	$182,394	$344,942	$354,230
Less:
Payroll expense	48,052	46,338	97,362	94,179
Materials and supplies	11,217	11,218	21,696	21,216
Clinical trials expense	189	80	1,137	283
Depreciation and amortization expense	14,616	13,148	28,225	26,131
Stock-based compensation expense	6,382	5,780	14,775	13,140
Consulting and outside services expense	8,265	6,365	17,850	13,010
Advertising and promotional expense	3,086	2,833	6,975	5,684
Other segment items(1)	38,912	41,117	78,168	71,141
Interest income	(1,921)	(3,337)	(4,010)	(5,893)
Interest expense	6,281	8,609	12,567	17,220
Income tax provision	8,305	12,294	13,882	16,420
Equity in losses of unconsolidated affiliate	—	—	—	573
Net income	$31,030	$37,949	$56,315	$81,126
1)	Other segment items primarily include maintenance and repairs expense, travel expense, professional services expense, legal expense, rent expense, product costs, certain overhead expenses, manufacturing cost absorption and variances, inventory provisions, miscellaneous expenses, and foreign currency exchange gains and losses.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net revenues by product are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Product revenues, net:
BAQSIMI®	$46,687	$30,854	$85,042	$44,697
Primatene MIST®	22,880	22,856	51,931	47,022
Glucagon	20,602	27,373	41,445	55,908
Epinephrine	16,180	27,941	34,767	54,051
Lidocaine	14,999	12,800	28,643	25,573
Other products	53,066	57,564	103,114	109,766
Total product revenues, net	174,414	179,388	344,942	337,017
Other revenues	—	3,006	—	17,213
Total net revenues	$174,414	$182,394	$344,942	$354,230

Net revenues and carrying values of long-lived assets, which includes property, plant and equipment, as well as finance and operating lease right-of-use assets, by geographic region, based on where the Company conducts its operations are as follows:

	Net Revenues				Long-Lived Assets
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2025	2024	2025	2024	2025	2024

	(in thousands)
United States	$167,002	$176,420	$329,592	$346,077	$207,032	$202,328
China	299	1,564	380	1,967	110,411	107,887
France	7,113	4,410	14,970	6,186	37,291	34,412
Total	$174,414	$182,394	$344,942	$354,230	$354,734	$344,627

Note 6. Customer and Supplier Concentration

Customer Concentrations

The following table provides accounts receivable and net revenue information for the Company’s three major customers:

	% of Total Accounts		% of Net
	Receivable		Revenues
			Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2025	2024	2025	2024	2025	2024
McKesson	29%	34%	24%	26%	24%	24%
Cencora	27%	23%	23%	20%	22%	20%
Cardinal Health	15%	16%	21%	20%	20%	19%

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

As of June 30, 2025 and December 31, 2024, cash equivalents include money market accounts and corporate and municipal bonds with original maturities of less than three months. Investments consist of certificates of deposit as well as investment-grade corporate, agency and municipal bonds with original maturity dates between three and nineteen months. The certificates of deposit are carried at amortized cost in the Company’s condensed consolidated balance sheets, which approximates their fair value determined based on Level 2 inputs. The corporate, agency and municipal bonds are classified as held-to-maturity and are carried at amortized cost net of allowance for credit losses. The fair value of such bonds is disclosed in Note 8 and was determined based on Level 2 inputs. The restrictions on restricted cash and investments have an immaterial effect on the fair value of these financial assets.

The fair values of the Company’s financial assets and liabilities measured on a recurring basis as of June 30, 2025 and December 31, 2024, are as follows:

	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents	$144,816	$144,816	$—	$—
Restricted cash	235	235	—	—
Short-term investments	16,260	—	16,260	—
Restricted short-term investments	2,200	—	2,200	—
Interest rate swaps related to variable rate loans	(4,801)	—	(4,801)	—
Total assets and liabilities measured at fair value as of June 30, 2025	$158,710	$145,051	$13,659	$—

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents	$102,059	$102,059	$—	$—
Restricted cash	235	235	—	—
Short-term investments	26,629	—	26,629	—
Restricted short-term investments	2,200	—	2,200	—
Interest rate swaps related to variable rate loans	(234)	—	(234)	—
Total assets and liabilities measured at fair value as of December 31, 2024	$130,889	$102,294	$28,595	$—

The Company does not hold any Level 3 instruments that are measured at fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include investments in unconsolidated affiliates, long-lived assets, goodwill, and intangible assets for which the fair value is determined as part of an impairment test. As of June 30, 2025 and December 31, 2024, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

The Company’s deferred compensation plan assets are valued using the cash surrender value of the life insurance policies and are not included in the table above.

Note 8. Investments

The following is a summary of the Company’s investments that are classified as held-to-maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Corporate and agency bonds (due within 1 year)	$27,347	$8	$(9)	$27,346
Corporate and agency bonds (due within 1 to 3 years)	2,005	5	—	2,010
Municipal bonds (due within 1 year)	200	—	(1)	199
Total investments as of June 30, 2025	$29,552	$13	$(10)	$29,555

Corporate and agency bonds (due within 1 year)	$42,907	$34	$(25)	$42,916
Corporate and agency bonds (due within 1 to 3 years)	10,867	—	(6)	10,861
Municipal bonds (due within 1 year)	199	—	(1)	198
Total investments as of December 31, 2024	$53,973	$34	$(32)	$53,975

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights	24	$591,338	$49,278	$542,060
Land-use rights	39	2,540	914	1,626
Other intangibles	7	2,443	252	2,191
Subtotal	24	596,321	50,444	545,877
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill	*	3,397	—	3,397
Subtotal	*	32,622	—	32,622
As of June 30, 2025	*	$628,943	$50,444	$578,499

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights	24	$591,338	$36,958	$554,380
Land-use rights	39	2,540	881	1,659
Other intangibles	7	2,443	96	2,347
Subtotal	24	596,321	37,935	558,386
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill	*	3,049	—	3,049
Subtotal	*	32,274	—	32,274
As of December 31, 2024	*	$628,595	$37,935	$590,660

* Intangible assets with indefinite lives have an indeterminable average life.

Goodwill

The changes in the carrying amounts of goodwill are as follows:

	June 30,	December 31,
	2025	2024

	(in thousands)
Beginning balance	$3,049	$3,216
Currency translation	348	(167)
Ending balance	$3,397	$3,049

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2025	2024

	(in thousands)
Raw materials and supplies	$106,548	$81,511
Work in process	43,585	32,807
Finished goods	41,598	39,423
Total inventories	$191,731	$153,741

Charges of $2.7 million and $2.9 million were included in the cost of revenues in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively, to adjust the Company’s inventory and related firm purchase commitments to its net realizable value. For the three and six months ended June 30, 2024, charges of $3.5 million and $9.2 million were included in the cost of revenues, respectively, to adjust the Company’s inventory and related firm purchase commitments to its net realizable value.

Note 11. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	June 30,	December 31,
	2025	2024

	(in thousands)
Buildings	$173,715	$169,429
Leasehold improvements	46,039	42,012
Land	7,552	7,422
Machinery and equipment	295,706	277,408
Furniture, fixtures, and automobiles	37,057	35,976
Construction in progress	40,651	36,685
Total property, plant, and equipment	600,720	568,932
Less accumulated depreciation	(290,481)	(271,587)
Total property, plant, and equipment, net	$310,239	$297,345

Note 12. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2025	2024

	(in thousands)
Accrued customer fees and rebates	$51,004	$53,993
Accrued payroll and related benefits	28,133	26,010
Accrued product returns, current portion	19,130	14,559
Accrued loss on firm purchase commitments	100	413
Other accrued liabilities	26,304	31,568
Total accrued liabilities	124,671	126,543
Accounts payable	41,881	30,514
Total accounts payable and accrued liabilities	$166,552	$157,057

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Debt

Debt consists of the following:

	June 30,	December 31,
	2025	2024

	(in thousands)
Convertible Debt

2029 Convertible Notes	$345,000	$345,000

Term Loan

Wells Fargo Term Loan due June 2028	250,000	250,000

Other Loans and Payment Obligations

French government loans due December 2026	117	99

Line of Credit Facilities

Line of credit facility with China Merchant Bank due October 2026	—	—
Wells Fargo Revolving line of credit facility due June 2028	—	—
Line of credit facility with ICBC Bank due November 2033	24,204	18,433

Equipment under Finance Leases	345	432
Total debt	619,666	613,964
Less current portion of long-term debt	927	234
Less: Loan issuance costs	11,012	12,100
Long-term debt, net of current portion and unamortized debt issuance costs	$607,727	$601,630

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

In connection with the issuance of the 2029 Convertible Notes, the Company incurred approximately $10.8 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees. Unamortized debt issuance costs related to the 2029 Convertible Notes were $7.3 million and $8.3 million as of June 30, 2025 and December 31, 2024, respectively. The fair value of the 2029 Convertible Notes was approximately $300.6 million as of June 30, 2025 based on level 2 inputs.

For the three and six months ended June 30, 2025, the total interest expense related to the 2029 Convertible Notes was $2.6 million and $4.5 million, with coupon interest expense of $2.1 million and $3.5 million, and the amortization of debt issuance cost of $0.5 million and $1.0 million, respectively. For the three and six months ended June 30, 2024, the total interest expense related to the 2029 Convertible Notes was $2.3 million and $4.2 million, with coupon interest expense of $1.8 million and $3.2 million, and the amortization of debt issuance cost of $0.5 million and $1.0 million, respectively.

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

Holders may convert their 2029 Convertible Notes at their option prior to the close of business on the business day immediately preceding December 15, 2028, in multiples of $1,000 principal amount, only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on December 31, 2023 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2029 Convertible Notes on each applicable trading day, (ii) during the five business day period after any five consecutive trading day period in which the trading price, as defined in the Indenture, per $1,000 principal amount of the 2029 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day, (iii) if the Company calls the 2029 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, and (iv) upon the occurrence of specified corporate events defined in the Indenture.

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

The loan bears interest at the prime rate as published by The People’s Bank of China minus 0.2%. Interest payments are due quarterly and repayment of the principal amount is biannual and begins in May 2026. As of June 30, 2025, the Company had $24.2 million of principal outstanding under this loan, which is recorded net of loan issuance costs of $1.4 million.

Interest Rate Swap Contract

As of June 30, 2025, the fair value of the loans listed above approximated their carrying amount based on Level 2 inputs, with the exception of the 2029 Convertible Notes. For the Wells Fargo Term Loan, the Company has entered into a fixed interest rate swap contract to exchange the variable interest rates for fixed interest rates. The interest rate swap contract is recorded at fair value in the other long-term liabilities line in the condensed consolidated balance sheets. Changes in the fair values of interest rate swaps were a $1.7 million loss and a $4.6 million loss for the three and six months ended June 30, 2025, respectively. Changes in the fair values of interest rate swaps were a $0.6 million gain and a $5.8 million gain for the three and six months ended June 30, 2024, respectively.

Covenants

At June 30, 2025 and December 31, 2024, the Company was in compliance with all of its debt covenants.

Note 14. Income Taxes

The following table sets forth the Company’s income tax provision for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)

Income before taxes	$39,335	$50,243	$70,197	$98,119
Income tax provision	8,305	12,294	13,882	16,420
Income before equity in losses of unconsolidated affiliate	$31,030	$37,949	$56,315	$81,699
Income tax provision as a percentage of income before income taxes	21.1%	24.5%	19.8%	16.7%

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

The Company continues to record a full valuation allowance on the net deferred income tax assets of its French subsidiary, AFP, and its U.K. subsidiaries, AUK and IMS UK, and will continue to do so until the subsidiaries generate sufficient taxable income to realize their respective deferred income tax assets.

The Company also records a valuation allowance on net deferred income tax assets in states where it files separately and will continue to do so until sufficient taxable income is generated to realize these state deferred income tax assets.

Note 15. Stockholders' Equity

Share Buyback Program

Pursuant to the Company’s existing share buyback program, the Company purchased 1,541,860 and 1,935,696 shares of its common stock, during the three and six months ended June 30, 2025, for total consideration of $39.0 million and $50.0 million, respectively. The Company purchased 207,288 shares of its common stock during the three and six months ended June 30, 2024, for total consideration of $8.5 million.

In August 2025, the Company’s Board of Directors authorized a $50.0 million increase to the Company’s share buyback program, which is expected to continue for an indefinite period of time. Since the inception of the program, the Company’s Board of Directors have authorized a total of $435.0 million in the share buyback program. The primary goal of the program is to offset dilution created by the Company’s equity compensation programs.

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

As of June 30, 2025, the Company reserved an aggregate of 6,657,912 shares of common stock for future issuance under the Amended 2015 Plan.

2014 Employee Stock Purchase Plan

As of June 30, 2025, the Company has issued 1,378,506 shares of common stock under the ESPP and 621,494 shares of its common stock remain available for issuance under the ESPP.

In May 2025, the Company issued 89,054 shares at a purchase price of $21.85 per share under the ESPP. For the three

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and six months ended June 30, 2025, the Company recorded ESPP expense of $0.4 million and $0.7 million, respectively. For the three and six months ended June 30, 2024, the Company recorded ESPP expense of $0.4 million and $0.7 million, respectively.

Share-Based Award Activity and Balances

The Company accounts for share-based compensation payments in accordance with ASC 718, which requires measurement and recognition of compensation expense at fair value for all share-based payment awards made to employees and directors. Under these standards, the fair value of option awards and the option components of the ESPP awards are estimated at the grant date using the Black-Scholes option-pricing model. The fair value of RSUs is estimated at the grant date using the Company’s common share price. The Company records share-based compensation expense net of expected forfeitures. Compensation cost for all share-based payments granted with service-based graded vesting schedules is recognized using the straight-line method over the requisite service period.

The weighted-averages for key assumptions used in determining the fair value of options granted are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Average volatility	41.6%	41.1%	40.9%	41.3%
Average risk-free interest rate	4.2%	4.5%	4.2%	4.2%
Weighted-average expected life in years	5.7	5.7	6.2	6.2
Dividend yield rate	—%	—%	—%	—%

A summary of option activity under all plans for the six months ended June 30, 2025, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2024	6,655,225	$23.75
Options granted	1,164,207	28.21
Options exercised	(879,608)	14.49
Options forfeited	(11,420)	33.40
Options expired	(66)	35.13
Outstanding as of June 30, 2025	6,928,338	$25.66	5.74	$20,003
Exercisable as of June 30, 2025	4,793,685	22.11	4.33	$19,965
Vested and expected to vest as of June 30, 2025	6,701,459	25.40	5.63	$20,002
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s stock for those awards that have an exercise price below the estimated fair value at June 30, 2025.

For the three and six months ended June 30, 2025, the Company recorded expense of $3.0 million and $7.2 million, respectively, related to stock options granted under all plans. For the three and six months ended June 30, 2024, the Company recorded expense of $2.6 million and $6.3 million, respectively, related to stock options granted under all plans.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to option grants and exercises is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands, except per share data)
Weighted-average grant date fair value per share	$11.81	$19.40	$13.25	$21.89
Intrinsic value of options exercised	2,922	6,340	10,755	42,163
Cash received from options exercised	3,318	4,001	5,386	7,068
Total fair value of the options vested during the period	1,136	1,041	11,814	9,704

A summary of the status of the Company’s non-vested options as of June 30, 2025, and changes during the six months ended June 30, 2025, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2024	1,803,684	$16.76
Options granted	1,164,207	13.25
Options vested	(821,818)	14.38
Options forfeited	(11,420)	15.51
Non-vested as of June 30, 2025	2,134,653	15.77

As of June 30, 2025, there was $26.0 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.8 years and will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to four years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until vested. The RSUs do not have any voting or dividend rights prior to the issuance of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period using the straight-line method. For the three and six months ended June 30, 2025, the Company recorded total expenses of $3.1 million and $7.0 million, respectively, related to RSU awards granted under all plans. For the three and six months ended June 30, 2024, the Company recorded expenses of $2.7 million and $6.1 million, respectively, related to RSU awards granted under all plans.

As of June 30, 2025, there was $27.5 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.8 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
	Total RSUs	Value of RSUs
	Issued	Issued(1)
		(in thousands)
RSUs outstanding at December 31, 2024	825,421
RSUs granted	546,207	$15,413
RSUs forfeited	(5,250)
RSUs vested(2)	(367,827)
RSUs outstanding at June 30, 2025	998,551
(1)	The total fair market value is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 139,287 shares of common stock were surrendered to fulfill tax withholding obligations.

Share-based Compensation Expense

The Company recorded share-based compensation expense, which is included in the Company’s condensed consolidated statement of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenues	$1,400	$1,325	$3,738	$3,450
Operating expenses:
Selling, distribution, and marketing	311	268	624	528
General and administrative	4,068	3,653	8,637	7,529
Research and development	603	534	1,776	1,633
Total share-based compensation	$6,382	$5,780	$14,775	$13,140

Note 16. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the three and six months ended June 30, 2025 were approximately $0.7 million and $1.4 million, respectively, compared to the prior year expense of $0.6 million and $1.4 million for the three and six months ended June 30, 2024, respectively.

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

The liability under the plan is based on a discount rate of 3.40% as of June 30, 2025 and December 31, 2024. The liability is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $3.0 million and $2.6 million at June 30, 2025 and December 31, 2024, respectively. The Company recorded an immaterial amount of expense under the plan for each of the three and six months ended June 30, 2025 and 2024.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-qualified Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan obligations are payable upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants began contributing to the plan in January 2020. The plan assets were valued at approximately $12.1 million and $10.3 million as of June 30, 2025 and December 31, 2024, respectively. The plan liabilities were valued at approximately $12.5 million and $10.7 million as of June 30, 2025, and December 31, 2024, respectively. The plan assets and liabilities are included in other long-term assets and other long-term liabilities, respectively, on the Company’s condensed consolidated balance sheets.

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

During the three and six months ended June 30, 2025, the Company recognized $0.3 million of revenue from manufacturing services provided to Hanxin. During the three and six months ended June 30, 2024, the Company recognized $0.1 million and $0.4 million, respectively, of revenue from manufacturing services provided to Hanxin. As of June 30, 2025 and December 31, 2024, the Company had receivables of approximately $0.5 million and $0.2 million from Hanxin under these agreements, respectively.

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

During the three months ended June 30, 2025, the Company did not have any payments under this agreement and during the six months ended June 30, 2025, the Company paid an immaterial amount under the amended agreement. During the three months ended June 30, 2024, the Company paid an immaterial amount under the amended agreement and during the six months ended June 30, 2024, the Company paid $0.2 million under the amended agreement. As of June 30, 2025 and December 31, 2024, the Company had an immaterial amount payable to Hanxin under this agreement.

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

During the three and six months ended June 30, 2025, the Company paid an immaterial amount under this agreement. During the three and six months ended June 30, 2024, the Company did not make any payments under this agreement. As of June 30, 2025 and December 31, 2024, the Company did not have any amounts payable to Letop.

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

During the three and six months ended June 30, 2025, the Company did not recognize any revenue from the distribution agreement with Genreach. As of June 30, 2025 and December 31, 2024, the Company did not have any receivables from Genreach.

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

Other Litigation

The Company is also subject to various other claims, arbitrations, investigations, and lawsuits from time to time arising in the ordinary course of business. In addition, third parties may, from time to time, assert claims against the Company in the forms of letters and other communications. Currently, the Company is subject to a lawsuit for a property and casualty claim, for which it has recorded an estimated liability of $11.0 million within accounts payable and other accrued liabilities on the condensed consolidated balance sheet as of June 30, 2025. This estimated liability is fully covered by the Company’s insurance policies. The $11.0 million insurance recovery related to this claim is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet as of June 30, 2025.

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

Note 19. Subsequent Events

New Real Estate Lease Agreement

In July 2025, the Company entered into an agreement to lease approximately 225,167 square feet of building space in Rancho Cucamonga, California. The non-cancelable lease term is approximately 10 years commencing on January 1, 2026 with a renewal option to extend the lease for two additional five-year periods. The monthly lease payments are $0.3 million subject to an annual increase of 3.25%.

Tax Law Updates

On July 4, 2025, the One Big Beautiful Bill Act was enacted into law. The legislation provides for significant U.S. tax law changes, including the temporary and permanent extension of certain expiring tax provisions. The Company is currently evaluating the impact of these changes.

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

Overview

We are a biopharmaceutical company focusing primarily on developing, manufacturing, marketing and selling technically challenging generic and proprietary injectable, inhalation, and intranasal products, as well as insulin API products. We currently manufacture and sell over 25 products.

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

Macroeconomic Trends and Uncertainties

Recent worldwide events and macroeconomic factors, such as international trade relations, tariffs, new legislation and regulations, changes in administration, taxation or monetary policy changes, public sector budgetary cycles and funding authorization in the United States, political and civil unrest, global conflicts, supply chain disruptions, heightened inflationary pressures, tariffs and fluctuating interest rates, as well as rising healthcare costs among other factors, also increase volatility in the global economy and continue to pose challenges to our business. For example, there is significant uncertainty relating to tariffs. While all of our finished products and four of our APIs are manufactured in the United States, we import APIs, starting materials for APIs, and components from various countries.

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

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Net revenues

	Three Months Ended
	June 30,		Change
	2025	2024	Dollars	%

	(in thousands)
Net revenues
Product revenues, net	$174,414	$179,388	$(4,974)	(3)%
Other revenues	—	3,006	(3,006)	(100)%
Total net revenues	$174,414	$182,394	$(7,980)	(4)%

Cost of revenues	$87,924	$87,228	$696	1%
Gross profit	$86,490	$95,166	$(8,676)	(9)%
as % of net revenues	50%	52%

The decrease in product revenues, net, was primarily due to the following changes:

	Three Months Ended
	June 30,		Change
	2025	2024	Dollars	%

	(in thousands)
Product revenues, net:
BAQSIMI®	$46,687	$30,854	$15,833	51%
Primatene MIST®	22,880	22,856	24	0%
Glucagon	20,602	27,373	(6,771)	(25)%
Epinephrine	16,180	27,941	(11,761)	(42)%
Lidocaine	14,999	12,800	2,199	17%
Other products	53,066	57,564	(4,498)	(8)%
Total product revenues, net	$174,414	$179,388	$(4,974)	(3)%

Product Revenues, net

The increase in sales of BAQSIMI® was primarily due to growth in unit volumes, as we assumed full distribution responsibilities globally at the beginning of 2025. The decrease in sales of epinephrine was primarily due to a decrease in unit volumes, as a result of other suppliers returning to their historical distribution levels for the epinephrine pre-filled syringe, as well as increased competition for our multi-dose epinephrine vial product. The decrease in sales of glucagon was due to a lower average selling price, impacting sales by $4.7 million, as well as a decrease in unit volumes, impacting sales by $2.1 million, as a result of competition and a move to ready-to-use glucagon products such as BAQSIMI®. The increase in sales of lidocaine was primarily due to an increase in unit volumes due to an increase in demand caused by shortages from other suppliers during the quarter. The decrease in other products was primarily due to a decrease in sales of enoxaparin, dextrose and sodium bicarbonate, due to increased competition. This decrease was partially offset by sales of albuterol, which we launched in August 2024.

We anticipate that sales of glucagon will continue to decline in the future due to competitive dynamics. We also anticipate that sales of epinephrine and other products will continue to fluctuate depending on the ability of our competitors to supply market demands.

Other Revenues

As we completed the assumption of distribution responsibilities globally for BAQSIMI® at the beginning of 2025, all BAQSIMI® related revenues in the current period are recognized in Product revenues, net. Other revenues in the previous period include the portion of BAQSIMI® sales made by Lilly on our behalf under the Transition Service

Agreement, or TSA, which amounted to $3.0 million during the three months ended June 30, 2024. based on total BAQSIMI® sales of $7.6 million as reported to us by Eli Lilly and Company, or Lilly, which was recognized on a net basis, similar to a royalty arrangement.

Backlog

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. We had no significant backlog as of June 30, 2025. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross Margins

In 2024, under the TSA, the portion of revenues relating to BAQSIMI® sales made by Lilly on our behalf were reported on a net basis, similar to a royalty arrangement with no amount reported as cost of revenues resulting in increased gross margins for that period. Gross margins were also impacted by decrease in unit sales and pricing of glucagon, and lower pricing for our epinephrine multi-dose vial product, both of which are higher-margin products. Additionally, cost control efforts across the business partially offset the impact of pricing declines.

Selling, distribution and marketing, and general and administrative

	Three Months Ended
	June 30,		Change
	2025	2024	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$10,235	$9,012	$1,223	14%
General and administrative	$13,991	$13,285	$706	5%

The increase in selling, distribution and marketing expenses was primarily related to the expansion of our sales and marketing efforts related to BAQSIMI®, including expenses related to our co-promotion contract with MannKind, and sales efforts related to Primatene MIST®. The increase in general and administrative expense was primarily due to an increase in salary and personnel-related expenses, which was partially offset by a decrease in accounting and consulting service fees.

We expect that selling, distribution and marketing expenses will continue to increase due to the increase in marketing expenditures for BAQSIMI® and Primatene MIST®. Legal fees may fluctuate from period to period due to the timing of patent challenges and other litigation matters.

Research and development

	Three Months Ended
	June 30,		Change
	2025	2024	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$8,085	$8,281	$(196)	(2)%
Clinical trials	189	80	109	136%
FDA fees	24	266	(242)	(91)%
Materials and supplies	4,872	3,508	1,364	39%
Depreciation	3,986	3,118	868	28%
Other expenses	2,924	2,399	525	22%
Total research and development expenses	$20,080	$17,652	$2,428	14%

Research and development expenses consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

Research and development expenses increased primarily due to an increase in material and supply expenses for our inhalation pipeline products. Additionally, we had an increase in depreciation expense, as well as an increase in clinical trial expense.

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

Non-operating expenses, net

	Three Months Ended
	June 30,		Change
	2025	2024	Dollars	%

	(in thousands)
Non-operating expenses:
Interest income	$1,921	$3,337	$(1,416)	(42)%
Interest expense	(6,281)	(8,609)	2,328	(27)%
Other income (expenses), net	1,511	298	1,213	407%
Total non-operating expenses, net	$(2,849)	$(4,974)	$2,125	(43)%

The change in non-operating expenses, net is primarily a result of:

●	A decrease in interest income resulting from a decrease in interest rates on our cash and investments accounts.

●	A decrease in interest expense as a result of the repayment of the mortgage loan with East West Bank, as well as the accretion of the interest on the deferred payment for BAQSIMI®, both of which were paid in full in June 2024. For more information regarding our debt, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 13. Debt.”

●	A change to Other income (expenses), net primarily as a result of foreign currency fluctuation, as well as mark-to-market adjustments relating to our interest rate swap contracts during the three months ended June 30, 2025.

Income tax provision

	Three Months Ended
	June 30,		Change
	2025	2024	Dollars	%

	(in thousands)
Income tax provision	$8,305	$12,294	$(3,989)	(32)%
Effective tax rate	21%	24%

Our effective tax rate for the three months ended June 30, 2025 decreased in comparison to the three months ended June 30, 2024, primarily due to differences in pre-tax income positions, partially offset by timing of discrete tax items. For more information regarding our income taxes, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 14. Income Taxes.”

On July 4, 2025, the One Big Beautiful Bill Act was enacted into law. The legislation provides for significant U.S. tax law changes, including the temporary and permanent extension of certain expiring tax provisions. We are currently evaluating the impact of these changes to our consolidated financial statements.

Six months Ended June 30, 2025 Compared to Six months Ended June 30, 2024

Net revenues

	Six Months Ended
	June 30,		Change
	2025	2024	Dollars	%

	(in thousands)
Net revenues
Product revenues, net	$344,942	$337,017	$7,925	2%
Other revenues	—	17,213	(17,213)	(100)%
Total net revenues	$344,942	$354,230	$(9,288)	(3)%

Cost of revenues	$173,201	$168,964	$4,237	3%
Gross profit	$171,741	$185,266	$(13,525)	(7)%
as % of net revenues	50%	52%

The increase in product revenues, net, was primarily due to the following changes:

	Six Months Ended
	June 30,		Change
	2025	2024	Dollars	%

	(in thousands)
Product revenues, net:
BAQSIMI®	$85,042	$44,697	$40,345	90%
Primatene MIST®	51,931	47,022	4,909	10%
Glucagon	41,445	55,908	(14,463)	(26)%
Epinephrine	34,767	54,051	(19,284)	(36)%
Lidocaine	28,643	25,573	3,070	12%
Other products	103,114	109,766	(6,652)	(6)%
Total product revenues, net	$344,942	$337,017	$7,925	2%

Product Revenues, net

BAQSIMI® sales increased primarily due to an increase in unit volume, as we assumed full distribution responsibilities globally at the beginning of 2025. Primatene MIST® sales increased primarily due to an increase in unit volumes. Lidocaine sales increased due to both an increase in unit volumes contributing sales of $1.9 million, as well as an increase in average selling price, which contributed sales of $1.2 million. The decrease in sales of epinephrine was primarily due to a decrease in unit volume, as a result of other suppliers returning to their historical distribution level for the epinephrine pre-filled syringe, as well as increased competition for our multi-dose epinephrine vial product. The decrease in sales of glucagon was due to a decrease in unit volumes, impacting sales of $7.6 million, as well as a decrease in average selling price, which impact sales of $6.9 million, as a result of competition and a move to ready to use glucagon products such as BAQSIMI®. The decrease in other products was primarily due to a decrease in sales of enoxaparin, dextrose and naloxone, due to increased competition. This decrease was partially offset by sales of albuterol, which we launched in August 2024.

We anticipate that sales of glucagon will continue to decline in the future due to competitive dynamics. We also anticipate that sales of epinephrine and other products will continue to fluctuate depending on the ability of our competitors to supply market demands.

Other Revenues

As we completed the assumption of distribution responsibilities globally for BAQSIMI® at the beginning of 2025, all BAQSIMI® related revenues in the current period are recognized in Product revenues, net. Other revenues in the previous period include the portion of BAQSIMI® sales made by Lilly on our behalf under the TSA, which amounted to

$17.2 million during the six months ended June 30, 2024. based on total BAQSIMI® sales of $32.2 million as reported to us by Lilly, which was recognized on a net basis, similar to a royalty arrangement.

Gross Margins

In 2024, under the TSA, the portion of revenues relating to BAQSIMI® sales made by Lilly on our behalf were reported on a net basis, similar to a royalty arrangement with no amount reported as cost of revenues resulting in increased gross margins for that period. Gross margins were also impacted by lower pricing for glucagon and epinephrine multi-dose vials, both of which are higher-margin products, as well as an increase in labor costs. Additionally, cost control efforts across the business partially offset the impact of pricing declines.

The decrease in gross margins was partially offset by the increase in sales of Primatene MIST®, which is a higher-margin product.

Selling, distribution and marketing, and general and administrative

	Six Months Ended
	June 30,		Change
	2025	2024	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$22,101	$18,383	$3,718	20%
General and administrative	$29,987	$28,961	$1,026	4%

The increase in selling, distribution and marketing expenses was primarily due to expenses related to the expansion of our sales and marketing efforts related to BAQSIMI®, including expenses related to our co-promotion contract with MannKind, and sales efforts related to Primatene MIST®. The increase in general and administrative expense was primarily due to an increase in salary and personnel-related expenses, which was partially offset by a decrease in accounting and consulting service fees.

We expect that selling, distribution and marketing expenses will continue to increase due to the increase in marketing expenditures for BAQSIMI® and Primatene MIST®. Legal fees may fluctuate from period to period due to the timing of patent challenges and other litigation matters.

Research and development

	Six Months Ended
	June 30,		Change
	2025	2024	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$17,146	$16,130	$1,016	6%
Clinical trials	1,137	283	854	302%
FDA fees	1,509	1,299	210	16%
Materials and supplies	7,700	6,482	1,218	19%
Depreciation	7,161	5,928	1,233	21%
Other expenses	5,523	4,573	950	21%
Total research and development expenses	$40,176	$34,695	$5,481	16%

Research and development expenses consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

Research and development expenses increased primarily due to an increase in material and supplies for our inhalation pipeline products, as well as an increase in depreciation expense. Additionally, we had an increase in salary and personnel-related expenses, as well as an increase in clinical trials expense.

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

Non-operating expenses, net

	Six Months Ended
	June 30,		Change
	2025	2024	Dollars	%

	(in thousands)
Non-operating expenses:
Interest income	$4,010	$5,893	$(1,883)	(32)%
Interest expense	(12,567)	(17,220)	4,653	(27)%
Other income (expenses), net	(723)	6,219	(6,942)	(112)%
Total non-operating expenses, net	$(9,280)	$(5,108)	$(4,172)	82%

The change in non-operating expenses, net is primarily a result of:

●	A decrease in interest income resulting from a decrease in interest rates on our cash and investments accounts.

●	A decrease in interest expense as a result of the repayment of the mortgage loan with East West Bank, as well as the accretion of the interest on the deferred payment for BAQSIMI®, both of which were paid in full in June 2024. For more information regarding our debt, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 13. Debt.”

●	A change to Other income (expenses), net primarily as a result of foreign currency fluctuation, as well as mark-to-market adjustments relating to our interest rate swap contracts during the six months ended June 30, 2025.

Income tax provision

	Six Months Ended
	June 30,		Change
	2025	2024	Dollars	%

	(in thousands)
Income tax provision	$13,882	$16,420	$(2,538)	(15)%
Effective tax rate	20%	17%

Our effective tax rate for the six months ended June 30, 2025 increased in comparison to the six months ended June 30, 2024, primarily due to timing of discrete tax items, partially offset by differences in pre-tax income positions. For more information regarding our income taxes, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 14. Income Taxes.”

On July 4, 2025, the One Big Beautiful Bill Act was enacted into law. The legislation provides for significant U.S. tax law changes, including the temporary and permanent extension of certain expiring tax provisions. We are currently evaluating the impact of these changes to our consolidated financial statements.

Liquidity and Capital Resources

Cash Requirements and Sources

We need capital resources to maintain and expand our business. We expect our cash requirements to increase significantly in the foreseeable future as we may trigger milestone payments for our BAQSIMI® acquisition of up to an aggregate of $575 million contingent upon certain net sales milestones, sponsor clinical trials for, seek regulatory approvals of, and develop, manufacture and market our current development stage product candidates and pursue strategic acquisitions of businesses or assets. Our future capital expenditures include projects to upgrade, expand, and improve our manufacturing facilities in the United States and China, including a significant increase in capital expenditures over the next few years. We plan to fund this facility expansion with cash flows from operations. Our cash obligations include the principal and interest payments due on our existing loans and lease payments, as described below and throughout this Quarterly Report.

As of June 30, 2025, our foreign subsidiaries collectively held $9.7 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. We expect additional cash flows to be generated in the longer term from future product launches, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product launches, which could be lengthy or ultimately unsuccessful.

Working capital increased $44.1 million to $404.4 million at June 30, 2025, compared to $360.3 million at December 31, 2024.

Cash Flows from Operations

The following table summarizes our cash flows provided by and used in operating, investing, and financing activities for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$70,669	$124,400
Investing activities	9,856	(54,666)
Financing activities	(44,705)	(24,295)
Effect of exchange rate changes on cash	260	(116)
Net increase in cash, cash equivalents, and restricted cash	$36,080	$45,323

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $70.7 million for the six months ended June 30, 2025, which included net income of $56.3 million. Non-cash items comprised primarily of $33.0 million of depreciation and amortization, which includes $15.7 million related to depreciation of property, plant and equipment; $12.5 million related to amortization of intangible assets; $3.2 million related to amortization of operating lease right-of-use assets; $1.6 million related to amortization of discounts, premiums, and debt issuance costs; and share-based compensation expense of $14.8 million.

Additionally, for the six months ended June 30, 2025, there was a net cash outflow from changes in operating assets and liabilities of $35.2 million, which resulted primarily from an increase in inventories. This was partially offset by an increase in accounts payable and accrued liabilities and a decrease in accounts receivable. The increase in inventories was primarily due to the increased purchases of finished product, raw materials and components for BAQSIMI®, as we assumed full responsibility for the supply chain from Lilly. Accounts payable and accrued liabilities increased primarily due to the increase in accrued customer fees and rebates, mainly associated with BAQSIMI® sales. The decrease in accounts receivables was primarily due to the timing of sales.

Net cash provided by operating activities was $124.4 million for the six months ended June 30, 2024, which included net income of $81.1 million. Non-cash items comprised primarily of $32.7 million of depreciation and amortization, which includes $13.8 million related to depreciation of property, plant and equipment; $12.4 million related to amortization of intangible assets; $2.0 million related to amortization of operating lease right-of-use assets; $4.6 million related to amortization of discounts, premiums, and debt issuance costs; and share-based compensation expense of $13.1 million.

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

Investing Activities

Net cash provided by investing activities was $9.9 million for the six months ended June 30, 2025, primarily as a result of $35.7 million from sales and purchases of investments during the period. This was partially offset by $21.3 million in purchases of property, plant, and equipment, which included $13.5 million incurred in the United States, $1.4 million in France, and $6.3 million in China.

Net cash used in investing activities was $54.7 million for the six months ended June 30, 2024, primarily due to the payment of $129.0 million relating to the BAQSIMI® acquisition, $14.8 million in purchases of property, plant, and equipment, which included $6.9 million incurred in the United States, $1.6 million in France, and $6.3 million in China. This was partially offset by a net cash inflow of $90.8 million from sales and purchases of investments during the period.

Financing Activities

Net cash used in financing activities was $44.7 million for the six months ended June 30, 2025, primarily as a result of $50.2 million used to purchase treasury stock. This was partially offset by $5.8 million of net proceeds from borrowings on our line of credit in China.

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

Our manufacturing facilities as well as our CMOs are subject to periodic inspection by the FDA to ensure that they are operating in compliance with cGMP requirements. We believe that as of June 30, 2025, all of our manufacturing facilities and our CMOs are in compliance with all applicable regulations of federal and state governmental agencies, including all those of the FDA and DEA. During the six months ended June 30, 2025, we had inspections conducted by various regulatory agencies at some of our manufacturing facilities, which resulted in no major observations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Except for the broad, ongoing macroeconomic challenges facing the global economy and financial markets, there have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2024. We are exposed to market risk in the ordinary course of business. Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings. We are exposed to market risk for changes in the market values of our investments (Investment Risk), the impact of interest rate changes (Interest Rate Risk), and the impact of foreign currency exchange rate changes (Foreign Currency Exchange Risk).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

•

the imposition of additional tariffs, export controls or other trade barriers as a result of changes in social, political, and economic conditions or in laws, regulations, and policies governing foreign trade, including U.S. and foreign export controls such as U.S. controls, increasing controls impacting the ability to send certain products and technology, specifically related to semi-conductor manufacturing and supercomputing worldwide (including a prohibition on exports, reexports, and transfers to and within China without an export license, and the addition of new China-based entities to certain U.S. restricted party lists including the Entity List and Unverified List, trade sanctions and import laws and regulations, tariffs on various imports from China and by the Chinese government on certain U.S. goods including those previously implemented (including (i) additional 10% tariffs levied on imports of Chinese-origin items into the United States as of February 4, 2025, increased to an additional 20% tariff effective March 4, 2025, and (ii) an additional reciprocal tariffs of up to 125% levied on certain Chinese-origin items since April 2025, with exemptions for certain pharmaceuticals, semiconductors, and consumer electronics) and additional tariffs that may in the future be implemented by the U.S. government (including on imports of pharmaceutical products into the United States currently under investigation by the U.S. Department of Commerce, among other potential tariffs), the implementation, scope, and duration of which remain uncertain;

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

•

interruptions to our manufacturing or business operations resulting from geo-political actions, global conflicts, natural disasters including earthquakes, typhoons, floods, and fires, or outbreaks of health epidemics or outbreaks in livestock or animals that impact or restrict importation, use, or distribution of animal-derived products.

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

We are continuing to expand our international operations as part of our growth strategy. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. There is a possibility that the United States could continue to impose greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. In September 2018, the U.S. Trade Representative (the “USTR”) enacted a tariff on the import of other Chinese products, with a combined import value of approximately $200 billion. Since that time USTR has modified these tariff rates and imposed tariffs on additional goods. In addition, since February 4, 2025, the U.S. government has imposed an additional tariff of 10% on the import of almost all Chinese-origin items which was later increased to an additional tariff of 20% as of March 4, 2025, as well as additional reciprocal tariffs of up to 125% levied on certain Chinese-origin items and an additional baseline reciprocal 10% tariff on certain products of most other U.S. trading partners since April 2025, with exemptions for certain pharmaceuticals, semiconductors, and consumer electronics. These additional reciprocal tariffs may increase for various trading partners beginning in August 2025, pursuant to trade agreements reached between the U.S. and certain trading partners and otherwise by executive order. Additional tariffs may in the future also be implemented by the U.S. government (including on imports of pharmaceutical products into the United States currently under investigation by the U.S. Department of Commerce, among other potential tariffs), the implementation, scope, and duration of which remain uncertain. Tariffs on imports of APIs and starting materials used in our products, or retaliatory trade measures taken by China or other countries, which could potentially include restricted access to APIs or starting materials used in our products, could result in us needing to raise prices, make changes to our products, or materially harm our business, financial condition and results of operations. Further, the continued threats of tariffs, trade restrictions, and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the focus of the U.S. government on issues related to China, including the imposition of additional restrictions on exports related to semi-conductor manufacturing and supercomputing, the imposition of outbound investment controls affecting U.S. persons’ ability to invest in certain enterprises in China, and the addition of entities based in China to various restricted party lists, along with uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could occur and could directly and adversely impact our financial results and results of operations.

Our business and operations have been impacted in the past, and may be impacted in the future, in the event of system breach or failure.

We and our third-party service providers and other third parties with whom we do business, including our collaborators, third-party providers, distributors, customers and other contractors utilize information technology systems and networks to transmit, store and otherwise process electronic data in connection with our business activities, including our supply chain processes, operations and communications including, in some cases, our clinical data and business proprietary information, and electronic data interchange, on purchase orders, invoices, chargebacks, among other things. We and such third parties, including and our collaborators, third-party service providers, distributors and other contractors, also collect, transmit, store and otherwise process certain data relating to individuals, including about our personnel, business partners, and others, which may be subject to applicable data protection, security and privacy laws and regulations that require adoption of minimum information security standards. The cost of compliance with applicable data protection, security and privacy laws and regulations have increased and may increase in the future.

Despite our implementation of security measures to protect the confidentiality, integrity, and availability of the systems, networks and data within our control from various threats (e.g., threats of cyber-attacks, system breaches, and other security breaches and incidents, malware, viruses, hacking, fraudulent use, social engineering attacks, phishing attacks, ransomware attacks, credential-stuffing attacks, denial-of-service attacks, unauthorized access, insider threats, accidental disclosures, intellectual property theft and economic espionage, exploitable vulnerabilities, defects or bugs in our or our third-party service providers’ systems, natural disasters, war, terrorism, telecommunications and electrical outages, breakdowns, damage, outages, interruptions, and other cyber-events), we and certain of our third-party service providers have experienced and may continue to experience cyber-attacks, outages, interruptions, and other cyber-events of varying degrees from time to time. For example, in the first quarter of 2022, our Chinese subsidiary, ANP, was subject to a security incident that resulted in a temporary disruption to some of its internal computer systems. We worked with ANP to improve and implement additional security measures to its systems and networks. We incurred minimal costs to respond to the ANP incident. In addition, in the second quarter of 2020, we were subject to a security incident that resulted in a temporary disruption to some of our internal computer systems. In response to this incident, we engaged a third-party forensic expert to investigate, and determined that cyber criminals illegally obtained certain personal information of certain current and former employees. We notified affected individuals and regulators, as we deemed was required or appropriate. We incurred minimal cost to respond to this incident. Our systems and networks and the systems and networks of our third-party service providers, have been, and in the future may be, breached or disrupted due to the threats described above or otherwise. The size and complexity of our systems may make them potentially vulnerable to breakdown or interruption, whether due to computer viruses or other causes, which may result in loss of data or the impairment of production and other supply chain processes, adversely affecting our business.

Techniques used to sabotage or obtain unauthorized access to systems and networks are constantly evolving and, in some instances, are not identified until or after they are launched against a target. We and our third-party service providers may be unable to anticipate these techniques, discover threats and react in a timely manner, or implement adequate preventative or mitigating measures. Further, system breaches, malware, ransomware, computer hacking, and insider threats have become more prevalent. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the increase in employees working remotely in recent years. We and our third-party service providers who may be operating with personnel in remote work environments may have increased security risks, due to increased use of home Wi-Fi networks and virtual private networks, as well as increased disbursement of physical machines. Also, due to political uncertainty and military actions such as Russia’s invasion of Ukraine or conflicts in the Middle East, we and our third-party service providers are vulnerable to heightened risks of cyber threats and cyber-attacks from or affiliated with nation-state actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services. While we implement security measures designed to reduce these risks, there is no guarantee that these measures will be adequate to safeguard all systems and networks. Any failure of ourselves or our third-party service providers to maintain performance, reliability, security and availability of our systems and networks, or other systems or networks on which our data is stored or processed, may result in accidental or unlawful destruction, damage, loss, unavailability, alteration, impairment, misuse, unauthorized disclosure of, or unauthorized access to our data, including personal information.

In addition, potential legal, regulatory, contractual, financial, operational, and reputational harm may arise from the accidental or unlawful destruction, damage, loss, unavailability, alteration, impairment, misuse, unauthorized disclosure of, or unauthorized access to our systems, networks, or data, including data which is transmitted, stored or otherwise processed by us or by third parties, including collaborators, third-party service providers, distributors, and other contractors on our behalf. For example:

●	The accidental or unlawful loss, unavailability, or alteration of clinical trial data from completed or ongoing clinical trials for any of our product candidates could affect our ability to operate, result in delays in our development and regulatory approval efforts, and significantly increase our costs to recover or reproduce the data.
●	Any security incident may require costly response and remediation efforts, trigger notification obligations under breach notification laws or contractual notification requirements, result in litigation or adverse regulatory action arising from or related to such an incident or event, damage our reputation, and result in significant additional expense to implement further data protection measures. Integrating the systems and data of any acquired entity may increase these risks due to unforeseen threats and vulnerabilities.
●	Similarly, any security incident experienced by our collaborators, third-party providers, distributors and other contractors may hinder our product development, supply chain, other business operations, or our regulatory and contractual obligations to others and could also give rise to litigation or adverse regulatory action.

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

There can be no assurance that we will be successful in preventing security incidents nor that we will be successful in mitigating their effects, despite the implementation of security measures for systems, networks and data within our control. Similarly, there can be no assurance that our collaborators, third-party service providers, distributors and other contractors will be successful in protecting our data on their systems or in protecting other systems upon which we may rely. Furthermore, breach notification laws are not consistent among jurisdictions, and compliance and other measures in the event of a security incident could result in a substantial cost and diversion of resources and distract management and technical personnel in efforts to investigate or correct the security incident, address and eliminate vulnerabilities and prevent future security incidents, and remediate the security incident, which repairing systems and responding to claims of damages for actual or asserted contract breaches. Any such security incident could have a material adverse effect on our business and prospects.

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

Jack Y. Zhang and Mary Z. Luo have each pledged shares of our common stock to secure funds borrowed under existing credit lines by UBS Group and its affiliates, or UBS, East West Bank, or East West, and Cathay Bank. As of June 30, 2025, UBS had extended combined credit lines of $15.0 million to Applied Physics & Chemistry Laboratories, Inc., or APCL, which is controlled by Dr. Zhang and Dr. Luo, East West had agreed to a loan of up to $12.0 million to Drs. Zhang and Luo, and Cathay Bank had agreed to a loan of up to $30.0 million to APCL and Dr. Luo. The UBS credit lines are secured by a pledge of 801,156 shares of our common stock currently held by APCL, the East West loan is secured by a pledge of 800,000 shares of our common stock held by Dr. Zhang and the Cathay Bank loan is secured by a pledge of 2,000,000 shares of our common stock held by APCL and Dr. Luo. Interest on each of these loans accrues at market rates. UBS has an unlimited and unilateral right to call each of the credit lines for any reason whatsoever, and each of East West and Cathay Bank has acceleration rights to protect itself in the event of a default.

We have a pledging policy to restrict the pledging of shares by our executive officers and directors, which was created in 2021 and most recently amended in 2025. The policy prohibits our executive officers and directors from entering into any transaction whereby the executive officer or director, directly or indirectly, pledges, hypothecates, or otherwise encumbers more than forty (40) percent of shares of common stock held by the individual or more than ten (10) percent of our total outstanding shares of common stock as of the date of the transaction, whichever is lower, as collateral for indebtedness. This restriction extends to any hedging or similar transaction designed to decrease the risks associated with holding our securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock.

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet Be
		Average	Purchased as Part of	Purchased Under the Plans
	Total Number of Shares	Price Paid	Publicly Announced Plans	or Programs(1)(2)
Period	Purchased	per Share	or Programs(1)	(in millions)
April 1 - April 30, 2025	554,282	$25.24	554,282	$25.0
May 1 - May 31, 2025	528,481	24.58	528,481	12.0
June 1 - June 30, 2025	459,097	26.12	459,097	—
(1)	These repurchases were made under our previously authorized share buyback program (see “Part I – Item. 1. Financial Statements – Notes to the Condensed Consolidated Financial Statements – Note 15. Stockholders’ Equity – Share Buyback Program”).
(2)	On August 5, 2025, we announced that our Board of Directors authorized an increase of $50.0 million to our share buyback program. The share buyback program does not have an expiration date.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Amphastar Pharmaceuticals, Inc, as amended

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2025)

10.1*	Second Amendment to the Contract Manufacturing Agreement by and between Amphastar Nanjing Pharmaceutical, Inc., and Nanjing Hanxin Pharmaceutical Technology Co., Ltd, dated May 13, 2025

10.2*	First Amendment to the Contract Research Agreement by and between Amphastar Pharmaceuticals, Inc., and Nanjing Hanxin Pharmaceutical Technology Co., Ltd., dated May 7, 2025

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of pursuant to Rule 13a-14(a) or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover Page Interactive File (Formatted as Inline XBRL and contained in Exhibit 101)
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

*

Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10). In addition, certain schedules (or similar attachments) have been omitted from this exhibit pursuant to Regulation S-K Item 61(a)(5).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ JACK Y. ZHANG
Jack Y. Zhang
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 7, 2025