Form 10-Q
period 2025-09-30
Amphastar Pharmaceuticals, Inc.
filed 2025-11-06
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

The number of shares outstanding of the registrant’s only class of common stock as of October 31, 2025 was 45,952,174.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$216,265	$151,609
Restricted cash	235	235
Short-term investments	59,944	70,036
Restricted short-term investments	2,200	2,200
Accounts receivable, net	146,808	136,289
Inventories, net	185,932	153,741
Income tax refunds and deposits	2,065	1,747
Prepaid expenses and other assets	26,021	18,214
Total current assets	639,470	534,071

Property, plant, and equipment, net	308,689	297,345
Finance lease right-of-use assets	259	383
Operating lease right-of-use assets	44,577	46,899
Goodwill and intangible assets, net	572,237	590,660
Long-term investments	—	10,996
Other assets	29,866	25,992
Deferred tax assets	71,124	71,124
Total assets	$1,666,222	$1,577,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$190,844	$157,057
Income taxes payable	5,633	9,664
Current portion of long-term debt	923	234
Current portion of operating lease liabilities	7,827	6,804
Total current liabilities	205,227	173,759

Long-term reserve for income tax liabilities	6,957	6,957
Long-term debt, net of current portion and unamortized debt issuance costs	608,582	601,630
Long-term operating lease liabilities, net of current portion	39,441	41,881
Other long-term liabilities	29,269	20,945
Total liabilities	889,476	845,172
Commitments and contingencies (see Note 17)
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 61,677,781 and 46,348,863 shares issued and outstanding, respectively, as of September 30, 2025 and 60,847,124 and 47,617,691 shares issued and outstanding, respectively, as of December 31, 2024	6	6
Additional paid-in capital	527,215	505,400
Retained earnings	642,451	568,787
Accumulated other comprehensive loss	(5,273)	(9,181)
Treasury stock	(387,653)	(332,714)
Total stockholders' equity	776,746	732,298
Total liabilities and stockholders’ equity	$1,666,222	$1,577,470

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net revenues:
Product revenues, net	$191,840	$188,819	$536,782	$525,836
Other revenues	—	2,395	—	19,608
Total net revenues	191,840	191,214	536,782	545,444

Cost of revenues	93,194	89,273	266,395	258,237
Gross profit	98,646	101,941	270,387	287,207

Operating expenses:
Selling, distribution, and marketing	11,505	8,995	33,606	27,378
General and administrative	39,467	14,821	69,454	43,782
Research and development	22,354	21,077	62,530	55,772
Total operating expenses	73,326	44,893	165,590	126,932

Income from operations	25,320	57,048	104,797	160,275

Non-operating expenses:
Interest income	2,246	2,427	6,256	8,320
Interest expense	(6,284)	(6,698)	(18,851)	(23,918)
Other income (expenses), net	231	(5,094)	(492)	1,125
Total non-operating expenses, net	(3,807)	(9,365)	(13,087)	(14,473)

Income before income taxes	21,513	47,683	91,710	145,802
Income tax provision	4,163	7,254	18,045	23,674
Income before equity in losses of unconsolidated affiliate	17,350	40,429	73,665	122,128

Equity in losses of unconsolidated affiliate	—	—	—	(573)

Net income	$17,350	$40,429	$73,665	$121,555

Net income per share:
Basic	$0.38	$0.83	$1.57	$2.50

Diluted	$0.37	$0.78	$1.52	$2.32

Weighted-average shares used to compute net income per share:
Basic	46,474	48,621	47,021	48,580

Diluted	47,677	51,862	48,565	52,307

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$17,350	$40,429	$73,665	$121,555

Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	88	5	3,908	(343)
Total other comprehensive income (loss)	88	5	3,908	(343)

Total comprehensive income	$17,438	$40,434	$77,573	$121,212

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balance as of December 31, 2024	60,847,124	$6	$505,400	$568,787	$(9,181)	(13,229,433)	$(332,714)	732,298
Net income	—	—	—	25,285	—	—	—	25,285
Other comprehensive income	—	—	—	—	1,212	—	—	1,212
Purchase of treasury stock	—	—	—	—	—	(393,836)	(11,219)	(11,219)
Issuance of common stock in connection with the Company's equity plans	446,322	—	(4,685)	—	—	—	—	(4,685)
Share-based compensation expense	—	—	8,393	—	—	—	—	8,393
Balance as of March 31, 2025	61,293,446	$6	$509,108	$594,071	$(7,969)	(13,623,269)	$(343,933)	$751,283
Net income	—	—	—	31,030	—	—	—	31,030
Other comprehensive income	—	—	—	—	2,608	—	—	2,608
Purchase of treasury stock	—	—	—	—	—	(1,541,860)	(39,000)	(39,000)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(88)	—	—	6,131	88	—
Issuance of common stock in connection with the Company's equity plans	356,161	—	5,179	—	—	—	—	5,179
Share-based compensation expense	—	—	6,382	—	—	—	—	6,382
Balance as of June 30, 2025	61,649,607	$6	$520,581	$625,102	$(5,361)	(15,158,998)	$(382,846)	$757,482
Net income	—	—	—	17,350	—	—	—	17,350
Other comprehensive income	—	—	—	—	88	—	—	88
Purchase of treasury stock	—	—	—	—	—	(172,920)	(4,850)	(4,850)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(42)	—	—	3,000	42	—
Issuance of common stock in connection with the Company's equity plans	28,174	—	379	—	—	—	—	379
Share-based compensation expense	—	—	6,297	—	—	—	—	6,297
Balance as of September 30, 2025	61,677,781	$6	$527,215	$642,451	$(5,273)	(15,328,918)	$(387,653)	$776,746

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balance as of December 31, 2023	59,390,194	$6	$486,056	$409,268	$(8,478)	(11,321,313)	$(247,431)	639,421
Net income	—	—	—	43,177	—	—	—	43,177
Other comprehensive loss	—	—	—	—	(291)	—	—	(291)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(33)	—	—	2,197	33	—
Issuance of common stock in connection with the Company's equity plans	770,265	—	(17,311)	—	—	—	—	(17,311)
Share-based compensation expense	—	—	7,360	—	—	—	—	7,360
Balance as of March 31, 2024	60,160,459	$6	$476,072	$452,445	$(8,769)	(11,319,116)	$(247,398)	$672,356
Net income	—	—	—	37,949	—	—	—	37,949
Other comprehensive loss	—	—	—	—	(57)	—	—	(57)
Purchase of treasury stock	—	—	—	—	—	(207,288)	(8,498)	(8,498)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(97)	—	—	6,363	97	—
Issuance of common stock in connection with the Company's equity plans	321,996	—	5,816	—	—	—	—	5,816
Share-based compensation expense	—	—	5,780	—	—	—	—	5,780
Balance as of June 30, 2024	60,482,455	$6	$487,571	$490,394	$(8,826)	(11,520,041)	$(255,799)	$713,346
Net income	—	—	—	40,429	—	—	—	40,429
Other comprehensive income	—	—	—	—	5	—	—	5
Purchase of treasury stock	—	—	—	—	—	(797,038)	(34,958)	(34,958)
Issuance of common stock in connection with the Company's equity plans	207,621	—	3,260	—	—	—	—	3,260
Share-based compensation expense	—	—	5,596	—	—	—	—	5,596
Balance as of September 30, 2024	60,690,076	$6	$496,427	$530,823	$(8,821)	(12,317,079)	$(290,757)	$727,678

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$73,665	$121,555
Reconciliation to net cash provided by operating activities:
Loss on disposal of assets	33	110
Loss on interest rate swaps and foreign currency transactions, net	2,021	1,496
Depreciation of property, plant, and equipment	23,576	20,992
Amortization of intangible assets	18,778	18,539
Operating lease right-of-use asset amortization	4,860	3,010
Amortization of discounts, premiums, and debt issuance costs	2,489	5,308
Equity in losses of unconsolidated affiliate	—	573
Share-based compensation expense	21,072	18,736
Changes in operating assets and liabilities:
Accounts receivable, net	(9,599)	(24,577)
Inventories	(30,072)	(24,329)
Prepaid expenses and other assets	(13,358)	(10,489)
Income tax refunds, deposits, and payable, net	(4,345)	(5,147)
Operating lease liabilities	(3,953)	(2,866)
Accounts payable and accrued liabilities	38,085	61,451
Net cash provided by operating activities	123,252	184,362

Cash Flows From Investing Activities:
BAQSIMI® acquisition	—	(129,000)
Purchases and construction of property, plant, and equipment	(26,610)	(28,630)
Purchase of intangible assets	(2,250)	—
Purchase of investments	(50,825)	(47,507)
Maturity of investments	73,849	118,538
Deposits and other assets	(3,927)	(2,653)
Net cash used in investing activities	(9,763)	(89,252)

Cash Flows From Financing Activities:
Proceeds from equity plans, net of withholding tax payments	873	(8,234)
Purchase of treasury stock	(55,070)	(43,456)
Debt issuance costs	(679)	(838)
Proceeds from borrowing under lines of credit	5,943	13,565
Principal payments on long-term debt	(119)	(8,148)
Net cash used in financing activities	(49,052)	(47,111)

Effect of exchange rate changes on cash	219	(179)

Net increase in cash, cash equivalents, and restricted cash	64,656	47,820

Cash, cash equivalents, and restricted cash at beginning of period	151,844	144,531

Cash, cash equivalents, and restricted cash at end of period	$216,500	$192,351

Noncash Investing and Financing Activities:
Capital expenditures included in accounts payable	$6,528	$5,120
Operating lease right-of-use assets in exchange for operating lease liabilities	$2,537	$2,386

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$19,137	$22,389
Income taxes paid	$22,308	$29,000

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

The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature were a $0.1 million gain and a $4.0 million gain for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, the unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature were a $1.4 million gain and a $0.4 million gain, respectively.

Comprehensive Income

The Company’s comprehensive income includes foreign currency translation gains and losses.

Advertising Expense

Advertising expenses, primarily associated with Primatene MIST®, are recorded as they are incurred, except for expenses related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented, and are reflected as a component of selling, distribution and marketing in the Company’s condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, advertising expenses were $2.6 million and $8.1 million, respectively. For the three and nine months ended September 30, 2024, advertising expenses were $2.5 million and $7.8 million, respectively.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Investments

Investments as of September 30, 2025 and December 31, 2024 consisted of certificates of deposit and investment grade corporate, agency and municipal bonds with original maturity dates between three and nineteen months.

Restricted Cash

Restricted cash is collateral required for the Company to guarantee certain vendor payments in France. As of September 30, 2025 and December 31, 2024, the restricted cash balance was $0.2 million.

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letters of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months, but less than one year. As of September 30, 2025 and December 31, 2024, the balance of restricted short-term investments was $2.2 million.

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

Capitalized Software Implementation Costs

The Company capitalizes certain software implementation costs incurred under a cloud computing arrangement that is a service contract. Costs incurred during the preliminary project phase or planning and research phase are expensed as

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

incurred. Costs incurred during the application development stage related to the implementation of the hosting arrangement are capitalized and included within other assets on the accompanying condensed consolidated balance sheets. Capitalized implementation costs are amortized on a straight-line basis over the term of the associated hosting arrangement when ready for its intended use. Capitalized implementation costs were $4.9 million as of September 30, 2025 and are included in other long-term assets in the Company’s condensed consolidated balance sheet. As of December 31, 2024, the Company did not have any capitalized implementation costs. For the three and nine months ended September 30, 2025 and 2024, the Company did not record any amortization expense for capitalized implementation costs.

Litigation, Commitments and Contingencies

Litigation, commitments and contingencies are accrued when management, after considering the facts and circumstances of each matter as then known, has determined it is probable a liability will be found to have been incurred and the amount of the loss can be reasonably estimated. When only a range of amounts is reasonably estimable and no amount within the range is more likely than another, the low end of the range is recorded. Legal fees are expensed as incurred. Due to the inherent uncertainties surrounding gain contingencies, the Company generally does not recognize potential gains until they are realized.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standard Board, or FASB, issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation table, as well as disclosure of income taxes paid disaggregated by jurisdiction. The disclosure requirements will be applied prospectively, with retrospective application permitted. The standard is effective for the Company for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption will impact the Company’s disclosure, but is not expected to have a material impact on the Company’s results of operations or financial condition.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU amends the existing standard to remove all references to prescriptive and sequential software development project stages. Under this guidance, eligible software development costs will begin to be capitalized when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed; management is required to consider whether there is significant uncertainty associated with the development activities of the software. This guidance is effective for all annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The guidance may be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. The Company is currently evaluating the impact of disclosure requirements related to the new standard on its financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Revenue Recognition

Product revenues, net

In accordance with ASC 606 Revenue from Contracts with Customers, revenue is recognized at the time that the Company’s customers obtain control of the promised goods and we satisfy the Company’s performance obligations, which is generally at the time of product delivery to the Company’s customers. In some cases, the Company’s performance obligation is satisfied, and revenue is recognized at the time of shipment when stipulated by the terms of the sale agreements.

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

The provision for chargebacks and rebates is reflected as a component of product revenues, net. The following table is an analysis of the chargeback and rebate provision:

	Nine Months Ended
	September 30,
	2025	2024

	(in thousands)
Beginning balance	$60,331	$27,920
Provision for chargebacks and rebates	299,315	211,791
Credits and payments issued to third parties	(299,660)	(178,834)
Ending balance	$59,986	$60,877

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the estimates. Accounts receivable and/or accounts payable and accrued liabilities are reduced and/or increased by the chargebacks and rebate amounts depending on whether the Company has the right to offset with the customer.

The provision for chargebacks and rebates is included in the following balance sheet accounts:

	September 30,	December 31,
	2025	2024

	(in thousands)
Reduction to accounts receivable, net	$25,046	$26,258
Accounts payable and accrued liabilities	34,940	34,073
Total	$59,986	$60,331

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

Service revenues derived from research and development contracts are recognized over time based on progress toward satisfaction of the performance obligation. For each performance obligation satisfied over time, the Company assesses the proper method to be used for revenue recognition, either an input method to measure progress toward the satisfaction of services or an output method of determining the progress of completion of performance obligation. For the three and nine months ended September 30, 2025, revenues from research and development services at ANP were $1.9 million and $2.3 million, respectively. For the three and nine months ended September 30, 2024, revenues from research and development services were $0.1 million and $2.0 million, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For the three and nine months ended September 30, 2025, options to purchase 3,207,932 shares of stock, with a weighted-average exercise price of $35.01 per share, were excluded in the computation of diluted net income per share because their effect would be anti-dilutive. The 2029 Convertible Notes had no impact on the computation of diluted net income per share as the average stock price during the period was less than the conversion price.

For the three and nine months ended September 30, 2024, options to purchase 619,847 shares of stock, with a weighted-average exercise price of $46.63 per share, were excluded from the computation of diluted net income per share because their effect would be anti-dilutive. The 2029 Convertible Notes had no impact on the computation of diluted net income per share as the average stock price during the period was less than the conversion price.

The following table provides the calculation of basic and diluted net income per share for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands, except per share data)
Basic and dilutive numerator:
Net income	$17,350	$40,429	$73,665	$121,555
Denominator:
Weighted-average shares outstanding — basic	46,474	48,621	47,021	48,580

Net effect of dilutive securities:
Incremental shares from equity awards	1,203	3,241	1,544	3,727
Weighted-average shares outstanding — diluted	47,677	51,862	48,565	52,307
Net income per share — basic	$0.38	$0.83	$1.57	$2.50
Net income per share — diluted	$0.37	$0.78	$1.52	$2.32

Note 5. Segment Reporting

The Company’s business is the development, manufacture, and marketing of pharmaceutical products (see Note 1). The Company’s Chief Executive Officer is the Chief Operating Decision Maker, or CODM.

During the three and nine months ended September 30, 2025, the Company had one reportable segment. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected segment financial information is presented below. As a result of the change to one reportable segment in the fourth quarter of 2024, the Company has recast the segment information for the prior periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Net revenues:	$191,840	$191,214	$536,782	$545,444
Less:
Payroll expense	45,871	48,699	143,233	142,878
Materials and supplies	7,648	13,451	29,344	34,667
Clinical trials expense	352	9	1,489	292
Depreciation and amortization expense	14,129	13,400	42,354	39,531
Stock-based compensation expense	6,297	5,596	21,072	18,736
Consulting and outside services expense	9,922	8,205	27,772	21,215
Advertising and promotional expense	3,374	2,718	10,349	8,402
Other segment items(1)	78,696	47,182	156,864	118,323
Interest income	(2,246)	(2,427)	(6,256)	(8,320)
Interest expense	6,284	6,698	18,851	23,918
Income tax provision	4,163	7,254	18,045	23,674
Equity in losses of unconsolidated affiliate	—	—	—	573
Net income	$17,350	$40,429	$73,665	$121,555
1)	Other segment items primarily include maintenance and repairs expense, travel expense, professional services expense, legal expense, rent expense, product costs, certain overhead expenses, manufacturing cost absorption and variances, inventory provisions, miscellaneous expenses, and foreign currency exchange gains and losses.

Net revenues by product are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Product revenues, net:
BAQSIMI®	$53,608	$40,409	$138,650	$85,106
Primatene MIST®	28,808	26,055	80,739	73,077
Glucagon	13,558	26,792	55,003	82,700
Epinephrine	18,789	21,341	53,556	75,392
Lidocaine	12,932	15,884	41,575	41,457
Other products	64,145	58,338	167,259	168,104
Total product revenues, net	191,840	188,819	536,782	525,836
Other revenues	—	2,395	—	19,608
Total net revenues	$191,840	$191,214	$536,782	$545,444

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net revenues and carrying values of long-lived assets, which includes property, plant and equipment, as well as finance and operating lease right-of-use assets, by geographic region, based on where the Company conducts its operations are as follows:

	Net Revenues				Long-Lived Assets
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2025	2024	2025	2024	2025	2024

	(in thousands)
United States	$180,279	$186,514	$509,871	$532,591	$206,997	$202,328
China	1,879	178	2,259	2,145	109,635	107,887
France	9,682	4,522	24,652	10,708	36,893	34,412
Total	$191,840	$191,214	$536,782	$545,444	$353,525	$344,627

Note 6. Customer and Supplier Concentration

Customer Concentrations

The following table provides accounts receivable and net revenue information for the Company’s three major customers:

	% of Total Accounts		% of Net
	Receivable		Revenues
			Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2025	2024	2025	2024	2025	2024
McKesson	26%	34%	22%	26%	23%	25%
Cencora	30%	23%	22%	21%	22%	20%
Cardinal Health	16%	16%	21%	20%	20%	20%

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

As of September 30, 2025 and December 31, 2024, cash equivalents include money market accounts and corporate and municipal bonds with original maturities of less than three months. Investments consist of certificates of deposit as well as investment-grade corporate, agency and municipal bonds with original maturity dates between three and nineteen months. The certificates of deposit are carried at amortized cost in the Company’s condensed consolidated balance sheets, which approximates their fair value determined based on Level 2 inputs. The corporate, agency and municipal bonds are classified as held-to-maturity and are carried at amortized cost net of allowance for credit losses. The fair value of such bonds is disclosed in Note 8 and was determined based on Level 2 inputs. The restrictions on restricted cash and investments have an immaterial effect on the fair value of these financial assets.

The fair values of the Company’s financial assets and liabilities measured on a recurring basis as of September 30, 2025 and December 31, 2024, are as follows:

	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents	$156,083	$156,083	$—	$—
Restricted cash	235	235	—	—
Short-term investments	16,426	—	16,426	—
Restricted short-term investments	2,200	—	2,200	—
Interest rate swaps related to variable rate loans	(4,802)	—	(4,802)	—
Total assets and liabilities measured at fair value as of September 30, 2025	$170,142	$156,318	$13,824	$—

	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents	$102,059	$102,059	$—	$—
Restricted cash	235	235	—	—
Short-term investments	26,629	—	26,629	—
Restricted short-term investments	2,200	—	2,200	—
Interest rate swaps related to variable rate loans	(234)	—	(234)	—
Total assets and liabilities measured at fair value as of December 31, 2024	$130,889	$102,294	$28,595	$—

The Company does not hold any Level 3 instruments that are measured at fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include investments in unconsolidated affiliates, long-lived assets, goodwill, and intangible assets for which the fair value is determined as part of an impairment test. As of September 30, 2025 and December 31, 2024, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

The Company’s deferred compensation plan assets are valued using the cash surrender value of the life insurance policies and are not included in the table above.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8. Investments

The following is a summary of the Company’s investments that are classified as held-to-maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Corporate and agency bonds (due within 1 year)	$42,968	$32	$(11)	$42,989
Municipal bonds (due within 1 year)	200	—	—	200
Total investments as of September 30, 2025	$43,168	$32	$(11)	$43,189

Corporate and agency bonds (due within 1 year)	$42,907	$34	$(25)	$42,916
Corporate and agency bonds (due within 1 to 3 years)	10,867	—	(6)	10,861
Municipal bonds (due within 1 year)	199	—	(1)	198
Total investments as of December 31, 2024	$53,973	$34	$(32)	$53,975

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

Note 9. Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights	24	$591,338	$55,438	$535,900
Land-use rights	39	2,540	930	1,610
Other intangibles	7	2,443	345	2,098
Subtotal	24	596,321	56,713	539,608
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill	*	3,404	—	3,404
Subtotal	*	32,629	—	32,629
As of September 30, 2025	*	$628,950	$56,713	$572,237

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights	24	$591,338	$36,958	$554,380
Land-use rights	39	2,540	881	1,659
Other intangibles	7	2,443	96	2,347
Subtotal	24	596,321	37,935	558,386
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill	*	3,049	—	3,049
Subtotal	*	32,274	—	32,274
As of December 31, 2024	*	$628,595	$37,935	$590,660

* Intangible assets with indefinite lives have an indeterminable average life.

Goodwill

The changes in the carrying amounts of goodwill are as follows:

	September 30,	December 31,
	2025	2024

	(in thousands)
Beginning balance	$3,049	$3,216
Currency translation	355	(167)
Ending balance	$3,404	$3,049

Note 10. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2025	2024

	(in thousands)
Raw materials and supplies	$105,759	$81,511
Work in process	42,459	32,807
Finished goods	37,714	39,423
Total inventories	$185,932	$153,741

Charges of $1.3 million and $4.2 million were included in the cost of revenues in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively, to adjust the Company’s inventory and related firm purchase commitments to its net realizable value. For the three and nine months ended September 30, 2024, charges of $0.9 million and $10.1 million were included in the cost of revenues, respectively, to adjust the Company’s inventory and related firm purchase commitments to its net realizable value.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	September 30,	December 31,
	2025	2024

	(in thousands)
Buildings	$193,731	$169,429
Leasehold improvements	46,039	42,012
Land	7,555	7,422
Machinery and equipment	297,592	277,408
Furniture, fixtures, and automobiles	38,024	35,976
Construction in progress	24,039	36,685
Total property, plant, and equipment	606,980	568,932
Less accumulated depreciation	(298,291)	(271,587)
Total property, plant, and equipment, net	$308,689	$297,345

Note 12. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2025	2024

	(in thousands)
Accrued customer fees and rebates	$54,169	$53,993
Accrued payroll and related benefits	31,238	26,010
Accrued product returns, current portion	18,239	14,559
Accrued loss on firm purchase commitments	100	413
Accrued litigation and settlements	35,720	8,472
Other accrued liabilities	10,838	23,096
Total accrued liabilities	150,304	126,543
Accounts payable	40,540	30,514
Total accounts payable and accrued liabilities	$190,844	$157,057

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Debt

Debt consists of the following:

	September 30,	December 31,
	2025	2024

	(in thousands)
Convertible Debt

2029 Convertible Notes	$345,000	$345,000

Term Loan

Wells Fargo Term Loan due June 2028	250,000	250,000

Other Loans and Payment Obligations

French government loans due December 2026	120	99

Line of Credit Facilities

Line of credit facility with China Merchant Bank due October 2026	—	—
Wells Fargo Revolving line of credit facility due June 2028	—	—
Line of credit facility with ICBC Bank due November 2033	24,377	18,433

Equipment under Finance Leases	301	432
Total debt	619,798	613,964
Less current portion of long-term debt	923	234
Less: Loan issuance costs	10,293	12,100
Long-term debt, net of current portion and unamortized debt issuance costs	$608,582	$601,630

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

In connection with the issuance of the 2029 Convertible Notes, the Company incurred approximately $10.8 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees. Unamortized debt issuance costs related to the 2029 Convertible Notes were $6.8 million and $8.3 million as of September 30, 2025 and December 31, 2024, respectively. The fair value of the 2029 Convertible Notes was approximately $314.0 million as of September 30, 2025 based on Level 2 inputs.

For the three and nine months ended September 30, 2025, the total interest expense related to the 2029 Convertible Notes was $2.2 million and $6.7 million, with coupon interest expense of $1.7 million and $5.2 million, and the amortization of debt issuance cost of $0.5 million and $1.5 million, respectively. For the three and nine months ended September 30, 2024, the total interest expense related to the 2029 Convertible Notes was $2.5 million and $6.7 million, with coupon interest expense of $2.0 million and $5.2 million, and the amortization of debt issuance cost of $0.5 million and $1.5 million, respectively.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The loan bears interest at the prime rate as published by The People’s Bank of China minus 0.2%. Interest payments are due quarterly and repayment of the principal amount is biannual and begins in May 2026. As of September 30, 2025, the Company had $24.4 million of principal outstanding under this loan, which is recorded net of loan issuance costs of $1.3 million.

Interest Rate Swap Contract

As of September 30, 2025, the fair value of the loans listed above approximated their carrying amount based on Level 2 inputs, with the exception of the 2029 Convertible Notes. For the Wells Fargo Term Loan, the Company has entered into a fixed interest rate swap contract to exchange the variable interest rates for fixed interest rates. The interest rate swap contract is recorded at fair value in the other long-term liabilities line in the condensed consolidated balance sheets. Changes in the fair values of interest rate swaps resulted in an immaterial amount for the three months ended September 30, 2025. For the nine months ended September 30, 2025, the change in the fair values of interest rate swaps was a loss of $4.6 million. Changes in the fair values of interest rate swaps were a $7.4 million loss and a $1.6 million loss for the three and nine months ended September 30, 2024, respectively.

Covenants

At September 30, 2025 and December 31, 2024, the Company was in compliance with all of its debt covenants.

Note 14. Income Taxes

The following table sets forth the Company’s income tax provision for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Income before taxes	$21,513	$47,683	$91,710	$145,802
Income tax provision	4,163	7,254	18,045	23,674
Income before equity in losses of unconsolidated affiliate	$17,350	$40,429	$73,665	$122,128
Income tax provision as a percentage of income before income taxes	19.4%	15.2%	19.7%	16.2%

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

Tax Law Updates

On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. As of September 30, 2025, the Company does not expect the provisions of the OBBBA will have a material impact on income tax expense, but the Company does expect certain provisions will change the timing of cash tax payments in the current year and future periods.

Note 15. Stockholders' Equity

Share Buyback Program

Pursuant to the Company’s existing share buyback program, the Company purchased 172,920 and 2,108,616 shares of its common stock, during the three and nine months ended September 30, 2025, for total consideration of $4.9 million and $54.9 million, respectively. The Company purchased 797,038 shares and 1,004,326 shares of its common stock during the three and nine months ended September 30, 2024, for total consideration of $35.0 million and $43.5 million, respectively.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2025, the Company reserved an aggregate of 6,614,915 shares of common stock for future issuance under the Amended 2015 Plan.

2014 Employee Stock Purchase Plan

As of September 30, 2025, the Company has issued 1,378,506 shares of common stock under the ESPP and 621,494 shares of its common stock remain available for issuance under the ESPP.

In May 2025, the Company issued 89,054 shares at a purchase price of $21.85 per share under the ESPP. For the three and nine months ended September 30, 2025, the Company recorded ESPP expense of $0.2 million and $0.9 million, respectively. For the three and nine months ended September 30, 2024, the Company recorded ESPP expense of $0.2 million and $0.9 million, respectively.

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

The weighted-averages for key assumptions used in determining the fair value of options granted are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Average volatility	41.6%	—%	40.9%	41.3%
Average risk-free interest rate	4.1%	—%	4.2%	4.2%
Weighted-average expected life in years	6.0	—	6.2	6.2
Dividend yield rate	—%	—%	—%	—%

A summary of option activity under all plans for the nine months ended September 30, 2025, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2024	6,655,225	$23.75
Options granted	1,201,455	28.17
Options exercised	(907,457)	14.50
Options forfeited	(11,420)	33.40
Options expired	(7,422)	24.66
Outstanding as of September 30, 2025	6,930,381	$25.71	5.53	$33,327
Exercisable as of September 30, 2025	4,769,069	22.14	4.10	$33,144
Vested and expected to vest as of September 30, 2025	6,727,420	25.49	5.43	$33,327
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s stock for those awards that have an exercise price below the estimated fair value at September 30, 2025.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three and nine months ended September 30, 2025, the Company recorded expense of $3.0 million and $10.2 million, respectively, related to stock options granted under all plans. For the three and nine months ended September 30, 2024, the Company recorded expense of $2.7 million and $9.0 million, respectively, related to stock options granted under all plans.

Information relating to option grants and exercises is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands, except per share data)
Weighted-average grant date fair value per share	$12.46	$—	$13.22	$21.89
Intrinsic value of options exercised	370	6,218	11,125	48,381
Cash received from options exercised	411	3,332	5,797	10,400
Total fair value of the options vested during the period	88	111	11,902	9,815

A summary of the status of the Company’s non-vested options as of September 30, 2025, and changes during the nine months ended September 30, 2025, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2024	1,803,684	$16.76
Options granted	1,201,455	13.22
Options vested	(832,407)	14.30
Options forfeited	(11,420)	15.51
Non-vested as of September 30, 2025	2,161,312	15.75

As of September 30, 2025, there was $23.9 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.6 years and will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to four years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until vested. The RSUs do not have any voting or dividend rights prior to the issuance of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period using the straight-line method. For the three and nine months ended September 30, 2025, the Company recorded total expenses of $3.0 million and $10.0 million, respectively, related to RSU awards granted under all plans. For the three and nine months ended September 30, 2024, the Company recorded expenses of $2.7 million and $8.8 million, respectively, related to RSU awards granted under all plans.

As of September 30, 2025, there was $25.4 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.6 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
	Total RSUs	Value of RSUs
	Issued	Issued(1)
		(in thousands)
RSUs outstanding at December 31, 2024	825,421
RSUs granted	563,378	$15,874
RSUs forfeited	(5,250)
RSUs vested(2)	(372,218)
RSUs outstanding at September 30, 2025	1,011,331
(1)	The total fair market value is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 140,353 shares of common stock were surrendered to fulfill tax withholding obligations.

Share-based Compensation Expense

The Company recorded share-based compensation expense, which is included in the Company’s condensed consolidated statement of operations, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenues	$1,274	$1,133	$5,012	$4,583
Operating expenses:
Selling, distribution, and marketing	301	249	925	777
General and administrative	4,140	3,710	12,777	11,239
Research and development	582	504	2,358	2,137
Total share-based compensation	$6,297	$5,596	$21,072	$18,736

Note 16. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the three and nine months ended September 30, 2025 were approximately $0.6 million and $2.0 million, respectively, compared to the prior year expense of $0.6 million and $2.0 million for the three and nine months ended September 30, 2024, respectively.

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

The liability under the plan is based on a discount rate of 3.40% as of September 30, 2025 and December 31, 2024. The liability is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.9 million and $2.6 million at September 30, 2025 and December 31, 2024, respectively. The Company recorded an immaterial amount of expense under the plan for each of the three and nine months ended September 30, 2025 and 2024.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-qualified Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan obligations are payable upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants began contributing to the plan in January 2020. The plan assets were valued at approximately $13.3 million and $10.3 million as of September 30, 2025 and December 31, 2024, respectively. The plan liabilities were valued at approximately $13.8 million and $10.7 million as of September 30, 2025, and December 31, 2024, respectively. The plan assets and liabilities are included in other long-term assets and other long-term liabilities, respectively, on the Company’s condensed consolidated balance sheets.

Note 17. Commitments and Contingencies

New Real Estate Lease Agreement

In July 2025, the Company entered into an agreement to lease approximately 225,167 square feet of building space in Rancho Cucamonga, California. The non-cancelable lease term is approximately 10 years commencing on January 1, 2026 with a renewal option to extend the lease for two additional five-year periods. The monthly lease payments are $0.3 million subject to an annual increase of 3.25%. For the three and nine months ended September 30, 2025, the Company did not recognized any lease expense given that the lease has not yet commenced.

Licensing Agreement with Nanjing Anji Biotechnology Co., Ltd.

In August 2025, the Company and Nanjing Anji Biotechnology Co., Ltd., or Anji, entered into a License Agreement, or License Agreement, pursuant to which Anji has granted the Company an exclusive license to certain intellectual property to develop, make, use and commercialize products incorporating or comprising certain compounds, including three identified products, or Licensed Products, in the United States and Canada, or the Territory. Anji has also been granted a non-exclusive license under certain intellectual property controlled by the Company to develop, make, use and commercialize Licensed Products outside the Territory. During the second quarter of 2025, the Company made an earnest money payment of $0.7 million, which was recorded as research and development expense in the Company’s condensed consolidated statement of operations. Upon signing the License Agreement with Anji, the Company made an upfront payment of $5.3 million. For the three and nine months ended September 30, 2025, the Company paid $5.3 million and $6.0 million, respectively, relating to the agreement, which was recorded as a research and development expense in the Company’s condensed consolidated statement of operations.

The Company is also required to make payments to Anji of up to $42.0 million in development-based milestone payments and up to $225.0 million in sales-based milestone payments, subject to the achievement of the applicable development and sales milestone events respectively, and royalty payments of 5% on net sales, not to exceed a maximum annual amount of $22.5 million each calendar year for each Licensed Product and a maximum accumulated amount of $60.0 million for each Licensed Products. The Company is also required to pay Anji a certain percentage of sublicense income received from the sublicense transactions. The term of this License Agreement will expire, on a Licensed Product-by-Licensed Product and region-by-region basis, on the tenth anniversary of the first commercial sale of such Licensed Product in the applicable region in the Territory, with the Company having the right to extend the License Agreement until the earlier of ten additional years or the expiration, lapse, or invalidation of the last remaining valid claim of the patents licensed by Anji to the Company that covers the Licensed Products in the Territory.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18. Related Party Transactions

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

During the three months ended September 30, 2025, the Company recognized an immaterial amount of revenue from manufacturing services provided to Hanxin. During the nine months ended September 30, 2025, the Company recognized $0.3 million of revenue from manufacturing services provided to Hanxin. During the three and nine months ended September 30, 2024, the Company recognized $0.1 million and $0.5 million, respectively, of revenue from manufacturing services provided to Hanxin. As of September 30, 2025 and December 31, 2024, the Company had receivables of approximately $0.5 million and $0.2 million from Hanxin under these agreements, respectively.

Contract Research Agreement with Hanxin

The Company has entered into various contract research agreements with Hanxin, a related party, whereby Hanxin will develop Recombinant Human Insulin Research Cell Banks and Recombinant Peptide Research Cell Banks, or RCBs, for the Company and license the RCBs to the Company subject to a fully paid, exclusive, perpetual, transferable, sub-licensable worldwide license. Hanxin will also perform scale-up manufacturing process development using the RCBs for the Company.

During the three and nine months ended September 30, 2025, the Company paid an immaterial amount under the agreements. During the three months ended September 30, 2024, the Company did not have any payments under the amended agreement and during the nine months ended September 30, 2024, the Company paid $0.2 million under the amended agreement. As of September 30, 2025 and December 31, 2024, the Company had an immaterial amount payable to Hanxin under this agreement.

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

During the three months ended September 30, 2025, the Company did not make any payments under this agreement. During the nine months ended September 30, 2025, the Company paid an immaterial amount under this agreement. During the three and nine months ended September 30, 2024, the Company paid an immaterial amount under this agreement. As of September 30, 2025 and December 31, 2024, the Company did not have any amounts payable to Letop.

Primatene MIST® Distribution Agreement with Hong Kong Genreach Limited

In August 2024, the Company entered into a distribution agreement with Hong Kong Genreach Limited, or Genreach, a wholly owned subsidiary of Hanxin, a related party. Per the terms of the agreement, the Company has appointed

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Genreach as the exclusive distributor to market and sell Primatene MIST® in Mainland China, Taiwan, Hong Kong, and Macau in the Greater China region. Genreach will be responsible for obtaining any and all regulatory approvals in the region for Primatene MIST®.

The term of the agreement is for ten years, with both parties having termination rights without cause after the completion of the second contract year.

During the three and nine months ended September 30, 2025, the Company did not recognize any revenue from the distribution agreement with Genreach. As of September 30, 2025 and December 31, 2024, the Company did not have any receivables from Genreach.

BAQSIMI® Distribution Agreement with Nanjing Chengong Pharmaceutical Co., Limited.

In October 2025, the Company entered into a distribution agreement with Nanjing Chengong Pharmaceutical Co., Limited, or Chengong, a wholly-owned subsidiary of Hanxin, a related party. Per the terms of the agreement, the Company will collaborate with Chengong to expand distribution of BAQSIMI®, in Mainland China, Taiwan, Hong Kong, and Macau in the Greater China region, and appoint Chengong as the exclusive distributor to market and sell BAQSIMI® in the Greater China Region. Chengong is responsible for obtaining any and all regulatory approvals in the Region, and performing the required post marketing clinical trials for BAQSIMI®.

The term of the agreement is for ten years, with both parties having termination rights without cause after the completion of the fourth contract year.

Note 19. Litigation

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

Other Litigation

On August 23, 2023, the Company was subject to a personal injury lawsuit. A jury trial was held in the Superior Court of California, for the County of San Bernardino from September 2025 to October 2025. On October 22, 2025, the jury returned a verdict awarding the plaintiff $34.1 million, of which $11.0 million is covered by the Company’s insurance policies, and is recorded within prepaid expenses and other current assets with a corresponding accrued liability on the condensed consolidated balance sheet as of September 30, 2025. The remaining $23.1 million was accrued during the third quarter of 2025 within general and administrative expenses in the Company’s condensed consolidated statement of operations. As of December 31, 2024, the Company recorded $6.0 million in prepaids and other current assets with a corresponding accrued liability on the condensed consolidated balance sheet. The Company is currently exploring all

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

post-verdict options, including an opportunity to appeal the decision of the court, and vigorously defend itself in this matter.

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

We are currently developing a portfolio of generic abbreviated new drug applications, or ANDAs, biologics license applications, or BLAs, including biosimilar insulin product candidates, and proprietary product candidates, which are in various stages of development and target a variety of indications. Three of the ANDAs and one biosimilar insulin candidate are currently on file with the FDA.

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

Macroeconomic Trends and Uncertainties

Recent worldwide events and macroeconomic factors, such as international trade relations, tariffs, new legislation and regulations, changes in administration, taxation or monetary policy changes, public sector budgetary cycles and funding authorization in the United States, political and civil unrest, global conflicts, supply chain disruptions, heightened inflationary pressures, and fluctuating interest rates, as well as rising healthcare costs among other factors, also increase volatility in the global economy and continue to pose challenges to our business. For example, there is significant uncertainty relating to tariffs. While all of our finished products and four of our APIs are manufactured in the United States, we import APIs, starting materials for APIs, and components from various countries.

See the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, for further discussion of the potential adverse impact of unfavorable global and geopolitical economic conditions on our business, results of operations and financial conditions.

Recent Developments

In August 2025, the FDA approved our Iron Sucrose Injection, USP 50mg/2.5mL, 100mg/5mL, and 200mg/10mL in single-dose vials, which we launched in the third quarter of 2025.

In August 2025, we entered into a License Agreement with Nanjing Anji Biotechnology Co., Ltd., or Anji, pursuant to which Anji has granted an exclusive license to certain intellectual property controlled by Anji to develop, make, use and commercialize products incorporating or comprising certain compounds, including three identified products, or Licensed Products, in the United States and Canada. During the nine months ended September 30, 2025, we made an earnest payment and upfront payment totaling $6.0 million to Anji upon the signing of the License agreement. The agreement is also subject to potential development milestone payments, as well as sales milestone and royalty payments. For more information regarding the Anji license agreement, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 17. Commitments and Contingencies.”

Business Segments

Our performance is assessed and resources are allocated based on one reportable segment, pharmaceutical products.

For more information regarding our segments, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 5. Segment Reporting.”

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Net revenues

	Three Months Ended
	September 30,		Change
	2025	2024	Dollars	%

	(in thousands)
Net revenues
Product revenues, net	$191,840	$188,819	$3,021	2%
Other revenues	—	2,395	(2,395)	(100)%
Total net revenues	$191,840	$191,214	$626	0%

Cost of revenues	$93,194	$89,273	$3,921	4%
Gross profit	$98,646	$101,941	$(3,295)	(3)%
as % of net revenues	51%	53%

The increase in product revenues, net, was primarily due to the following changes:

	Three Months Ended
	September 30,		Change
	2025	2024	Dollars	%

	(in thousands)
Product revenues, net:
BAQSIMI®	$53,608	$40,409	$13,199	33%
Primatene MIST®	28,808	26,055	2,753	11%
Epinephrine	18,789	21,341	(2,552)	(12)%
Glucagon	13,558	26,792	(13,234)	(49)%
Lidocaine	12,932	15,884	(2,952)	(19)%
Other products	64,145	58,338	5,807	10%
Total product revenues, net	$191,840	$188,819	$3,021	2%

Product Revenues, net

The increase in sales of BAQSIMI® was primarily due to growth in unit volumes as a result of an expanded marketing effort in the United States. Total BAQSIMI® sales growth, including units sold by Eli Lilly and Company, or Lilly, in 2024 which were accounted for in Other revenues, was 14%. Primatene MIST® sales increased due an increase in unit volumes driven by our continued marketing efforts. The decrease in sales of epinephrine was primarily due to a lower average selling price of the multi-dose vial product, causing a revenue reduction of $3.1 million, as a result of increased competition. This trend was partially offset by an increase in unit volumes for our epinephrine pre-filled syringe, as a result of an increase in demand caused by shortages from other suppliers during the quarter. The decrease in sales of glucagon was due to a lower average selling price, impacting sales of $7.0 million, as well as a decrease in unit volumes, impacting sales of $6.2 million, as a result of competition and the continued shift to ready-to-use glucagon products such as BAQSIMI®. The decrease in sales of lidocaine was primarily due to a decrease in unit volumes as a result of other suppliers returning to their historical distribution level. The increase in other products was primarily due to a $4.7 million increase in sales of albuterol and $2.4 million sales of iron sucrose injection, which we launched in August 2025. This increase was partially offset by a decrease in unit volumes of enoxaparin and dextrose, due to increased competition.

We anticipate that sales of glucagon will continue to decline in the future due to competitive dynamics. We also anticipate that sales of epinephrine and other products will continue to fluctuate depending on the ability of our competitors to supply market demands.

Other Revenues

Other revenues in the previous period include the portion of BAQSIMI® sales made by Lilly on our behalf under the Transition Service Agreement, or TSA, which amounted to $2.4 million during the three months ended September 30, 2024, based on total BAQSIMI® sales of $6.4 million as reported to us by Lilly which was recognized on a net basis, similar to a royalty arrangement. As we completed the assumption of distribution responsibilities globally for BAQSIMI® at the beginning of 2025, all BAQSIMI® related revenues in the current period are recognized in Product revenues, net.

Backlog

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. We had no significant backlog as of September 30, 2025. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

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

Selling, distribution and marketing, and general and administrative

	Three Months Ended
	September 30,		Change
	2025	2024	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$11,505	$8,995	$2,510	28%
General and administrative	$39,467	$14,821	$24,646	166%

The increase in selling, distribution and marketing expenses was primarily related to the expansion of our sales and marketing efforts related to BAQSIMI®, including expenses related to our co-promotion contract with MannKind, and sales efforts related to Primatene MIST®. The increase in general and administrative expense was primarily related to a litigation provision, which increased expenses by $23.1 million.

We expect that selling, distribution and marketing expenses will continue to increase due to the increase in marketing expenditures for BAQSIMI® and Primatene MIST®. Legal fees may fluctuate from period to period due to the timing of patent challenges and other litigation matters.

Research and development

	Three Months Ended
	September 30,		Change
	2025	2024	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$8,291	$7,768	$523	7%
Clinical trials	352	9	343	NM
FDA fees	45	34	11	32%
Materials and supplies	1,035	5,852	(4,817)	(82)%
Depreciation	3,627	3,278	349	11%
Other expenses(1)	9,004	4,136	4,868	118%
Total research and development expenses	$22,354	$21,077	$1,277	6%
(1)	Includes the upfront payment of $5.3 million relating to the licensing agreement with Anji.

Research and development expenses consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

Research and development expenses increased primarily due to the $5.3 million upfront payment for the licensing agreement that we entered into with Anji during the quarter, as well as an increase in clinical trial expense. This was partially offset by a decrease in material and supply expenses.

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

Non-operating expenses, net

	Three Months Ended
	September 30,		Change
	2025	2024	Dollars	%

	(in thousands)
Non-operating expenses:
Interest income	$2,246	$2,427	$(181)	(7)%
Interest expense	(6,284)	(6,698)	414	(6)%
Other income (expenses), net	231	(5,094)	5,325	105%
Total non-operating expenses, net	$(3,807)	$(9,365)	$5,558	(59)%

The change in non-operating expenses, net, is primarily due to a change to Other income (expenses), net, as a result of foreign currency fluctuation, as well as mark-to-market adjustments relating to our interest rate swap contracts during the three months ended September 30, 2025.

Income tax provision

	Three Months Ended
	September 30,		Change
	2025	2024	Dollars	%

	(in thousands)
Income tax provision	$4,163	$7,254	$(3,091)	(43)%
Effective tax rate	19%	15%

Our effective tax rate for the three months ended September 30, 2025 increased in comparison to the three months ended September 30, 2024, primarily due to differences in pre-tax income positions, and timing of discrete tax items. For more information regarding our income taxes, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 14. Income Taxes.”

On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. As of September 30, 2025, we do not expect the provisions of the OBBBA will have a material impact on income tax expense, but we do expect certain provisions will change the timing of cash tax payments in the current year and future periods.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net revenues

	Nine Months Ended
	September 30,		Change
	2025	2024	Dollars	%

	(in thousands)
Net revenues
Product revenues, net	$536,782	$525,836	$10,946	2%
Other revenues	—	19,608	(19,608)	(100)%
Total net revenues	$536,782	$545,444	$(8,662)	(2)%

Cost of revenues	$266,395	$258,237	$8,158	3%
Gross profit	$270,387	$287,207	$(16,820)	(6)%
as % of net revenues	50%	53%

The increase in product revenues, net, was primarily due to the following changes:

	Nine Months Ended
	September 30,		Change
	2025	2024	Dollars	%

	(in thousands)
Product revenues, net:
BAQSIMI®	$138,650	$85,106	$53,544	63%
Primatene MIST®	80,739	73,077	7,662	10%
Glucagon	55,003	82,700	(27,697)	(33)%
Epinephrine	53,556	75,392	(21,836)	(29)%
Lidocaine	41,575	41,457	118	0%
Other products	167,259	168,104	(845)	(1)%
Total product revenues, net	$536,782	$525,836	$10,946	2%

Product Revenues, net

BAQSIMI® sales increased primarily due to an increase in unit volume, as we assumed full distribution responsibilities globally at the beginning of 2025. Total BAQSIMI® sales growth, including units sold by Lilly in 2024 which were accounted for in Other revenues, was 12%. Primatene MIST® sales increased primarily due to an increase in unit volumes driven by our continued marketing efforts. The decrease in sales of glucagon was due to a decrease in unit volumes, impacting sales of $14.3 million, as well as a decrease in average selling price, which impact sales of $13.4 million, as a result of competition and the continued shift to ready to use glucagon products such as BAQSIMI®. The decrease in sales of epinephrine was due to a decrease in unit volume, impacting sales of $13.4 million, as well as a decrease in average selling price, which impact sales of $8.4 million, primarily as a result of increased competition for our multi-dose epinephrine vial product. The decrease in other products was primarily due to a decrease in sales of enoxaparin, dextrose and naloxone, due to increased competition. This decrease was primarily offset by an increase of

$10.5 million in albuterol sales, which was launched in August 2024, and $2.4 million in sales of iron sucrose injection, which we launched in August 2025.

We anticipate that sales of glucagon will continue to decline in the future due to competitive dynamics. We also anticipate that sales of epinephrine and other products will continue to fluctuate depending on the ability of our competitors to supply market demands.

Other Revenues

As we completed the assumption of distribution responsibilities globally for BAQSIMI® at the beginning of 2025, all BAQSIMI® related revenues in the current period are recognized in Product revenues, net. Other revenues in the previous period include the portion of BAQSIMI® sales made by Lilly on our behalf under the TSA, which amounted to $19.6 million during the nine months ended September 30, 2024, based on total BAQSIMI® sales of $38.6 million as reported to us by Lilly, which was recognized on a net basis, similar to a royalty arrangement.

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

Selling, distribution and marketing, and general and administrative

	Nine Months Ended
	September 30,		Change
	2025	2024	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$33,606	$27,378	$6,228	23%
General and administrative	$69,454	$43,782	$25,672	59%

The increase in selling, distribution and marketing expenses was primarily due to expenses related to the expansion of our sales and marketing efforts related to BAQSIMI®, including expenses related to our co-promotion contract with MannKind, and sales efforts related to Primatene MIST®. The increase in general and administrative expense was primarily related to a litigation provision, which increased expenses by $23.1 million.

We expect that selling, distribution and marketing expenses will continue to increase due to the increase in marketing expenditures for BAQSIMI® and Primatene MIST®. Legal fees may fluctuate from period to period due to the timing of patent challenges and other litigation matters.

Research and development

	Nine Months Ended
	September 30,		Change
	2025	2024	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$25,437	$23,898	$1,539	6%
Clinical trials	1,489	292	1,197	NM
FDA fees	1,554	1,333	221	17%
Materials and supplies	8,735	12,334	(3,599)	(29)%
Depreciation	10,788	9,206	1,582	17%
Other expenses(1)	14,527	8,709	5,818	67%
Total research and development expenses	$62,530	$55,772	$6,758	12%
(1)	Includes the earnest payment and upfront payment totaling $6.0 million relating to the licensing agreement with Anji.

Research and development expenses consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

Research and development expenses increased primarily due to the $6.0 million payment for the licensing agreement that we entered into with Anji in the third quarter of 2025. Additionally, we had an increase in clinical trial expense, as well as an increase in depreciation expense. This was partially offset by a decrease in material and supply expenses.

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

Non-operating expenses, net

	Nine Months Ended
	September 30,		Change
	2025	2024	Dollars	%

	(in thousands)
Non-operating expenses:
Interest income	$6,256	$8,320	$(2,064)	(25)%
Interest expense	(18,851)	(23,918)	5,067	(21)%
Other income (expenses), net	(492)	1,125	(1,617)	(144)%
Total non-operating expenses, net	$(13,087)	$(14,473)	$1,386	(10)%

The change in non-operating expenses, net is primarily a result of:

●	A decrease in interest income resulting from a decrease in interest rates on our cash and investments accounts.

●	A decrease in interest expense as a result of the repayment of the mortgage loan with East West Bank, as well as the accretion of the interest on the deferred payment for BAQSIMI®, both of which were paid in full in June 2024. For more information regarding our debt, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 13. Debt.”

●	A change to Other income (expenses), net primarily as a result of foreign currency fluctuation, as well as mark-to-market adjustments relating to our interest rate swap contracts during the nine months ended September 30, 2025.

Income tax provision

	Nine Months Ended
	September 30,		Change
	2025	2024	Dollars	%

	(in thousands)
Income tax provision	$18,045	$23,674	$(5,629)	(24)%
Effective tax rate	20%	16%

Our effective tax rate for the nine months ended September 30, 2025 increased in comparison to the nine months ended September 30, 2024, primarily due to differences in pre-tax income positions and timing of discrete tax items. For more information regarding our income taxes, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 14. Income Taxes.”

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

As of September 30, 2025, our foreign subsidiaries collectively held $15.3 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. We expect additional cash flows to be generated in the longer term from future product launches, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product launches, which could be lengthy or ultimately unsuccessful.

Working capital increased $73.9 million to $434.2 million at September 30, 2025, compared to $360.3 million at December 31, 2024.

Cash Flows from Operations

The following table summarizes our cash flows provided by and used in operating, investing, and financing activities for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$123,252	$184,362
Investing activities	(9,763)	(89,252)
Financing activities	(49,052)	(47,111)
Effect of exchange rate changes on cash	219	(179)
Net increase in cash, cash equivalents, and restricted cash	$64,656	$47,820

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $123.3 million for the nine months ended September 30, 2025, which included net income of $73.7 million. Non-cash items comprised primarily of $49.7 million of depreciation and amortization, which includes $23.5 million related to depreciation of property, plant and equipment; $18.8 million related to amortization of intangible assets; $4.9 million related to amortization of operating lease right-of-use assets; $2.5 million related to amortization of discounts, premiums, and debt issuance costs; and share-based compensation expense of $21.1 million.

Additionally, for the nine months ended September 30, 2025, there was a net cash outflow from changes in operating assets and liabilities of $23.2 million, which resulted primarily from an increase in inventories and an increase in accounts receivable. This was partially offset by an increase in accounts payable and accrued liabilities. The increase in inventories was primarily due to the increased purchases of finished product, raw materials and components for

BAQSIMI®, as we assumed full responsibility for the supply chain from Lilly. The increase in accounts receivables was primarily due to the timing of sales. Accounts payable and accrued liabilities increased primarily due to the increase in accrued customer fees and rebates, mainly associated with BAQSIMI® sales, as well as a legal accrual related to the personal injury lawsuit.

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

Investing Activities

Net cash used in investing activities was $9.8 million for the nine months ended September 30, 2025, primarily as a result of $26.6 million in purchases of property, plant, and equipment, which included $16.9 million incurred in the United States, $2.0 million in France, and $7.7 million in China. This was partially offset by a net cash inflow of $23.0 million from sales and purchases of investments during the period.

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

Financing Activities

Net cash used in financing activities was $49.1 million for the nine months ended September 30, 2025, primarily as a result of $55.1 million used to purchase treasury stock. This was partially offset by $5.9 million of net proceeds from borrowings on our line of credit in China.

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

Our manufacturing facilities as well as our CMOs are subject to periodic inspection by the FDA to ensure that they are operating in compliance with cGMP requirements. We believe that as of September 30, 2025, all of our manufacturing facilities and our CMOs are in compliance with all applicable regulations of federal and state governmental agencies, including all those of the FDA and DEA. During the nine months ended September 30, 2025, we had inspections conducted by various regulatory agencies at some of our manufacturing facilities, which resulted in no critical observations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

•

the imposition of additional tariffs, export controls or other trade barriers as a result of changes in social, political, and economic conditions or in laws, regulations, and policies governing foreign trade, including U.S. export controls impacting the ability to send certain products and technology, specifically related to semi-conductor manufacturing and supercomputing (including a prohibition on exports, reexports, and transfers to and within China without an export license, and the addition of new China-based entities to certain U.S. restricted party lists including the Entity List and Unverified List, trade sanctions and import laws and regulations, tariffs on various imports into the U.S. from China including those previously implemented and additional tariffs that may in the future be implemented by the U.S. government (including on imports of pharmaceutical products into the United States currently under investigation by the U.S. Department of Commerce, among other potential tariffs), the implementation, scope, and duration of which remain uncertain;

•

the imposition of retaliatory trade measures by China or other countries in response to new or escalated tariffs, export controls, or other trade measures by the United States (including those previously implemented by China and other countries, such as tariffs on U.S.-origin items and export controls on certain rare earth materials), which may affect the availability and/or price of materials used in our supply chain, and the implementation, scope, and duration of which remain uncertain;

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

We are continuing to expand our international operations as part of our growth strategy. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. There is a possibility that the United States could continue to impose greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. For example, since September 2018, the U.S. Trade Representative (the “USTR”) enacted Section 301 tariffs on certain commodities from certain U.S. trading partners, most prominently China and Brazil, affecting hundreds of billions of dollars of imports. In addition, since February 4, 2025, the U.S. government has imposed an additional “fentanyl-related” tariffs of 10% to 35% on the import of almost all Chinese-, Mexican-, and Canadian-origin items with an exception for items qualifying for duty-free treatment under the U.S.-Mexico-Canada Agreement, as well as additional “reciprocal” tariffs of 10% to 125% on certain products of most other U.S. trading partners, including China since April 2025, with exemptions for certain pharmaceuticals, semiconductors, and consumer electronics. Since March 2025, the U.S. government has also implemented new Section 232 tariffs of 10% to 50% on various commodities based on findings by the U.S. government that imports of these items threaten to impair U.S. national security, including with regard to imports of certain articles of steel and aluminum; passenger vehicles, trucks, and automotive components; certain articles of copper; and timber, lumber, and certain article of wood. These trade policies, including applicable items, tariff rates, countries, and exceptions, are subject to change. Additional tariffs may in the future also be implemented by the U.S. government (including on imports of pharmaceutical products into the United States currently under Section 232 investigation by the U.S. Department of Commerce, among other potential tariffs), the implementation, scope, and duration of which remain uncertain. Tariffs on imports of APIs and starting materials used in our products, or retaliatory trade measures taken by China or other countries, which could potentially include restricted access to APIs or starting materials used in our products, could result in us needing to raise prices, make changes to our products, or materially harm our business, financial condition and results of operations. Further, the continued threats of tariffs, trade restrictions, and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the focus of the U.S. government on issues related to China, including the imposition of additional restrictions on exports related to semi-conductor manufacturing and supercomputing, the imposition of outbound investment controls affecting U.S. persons’ ability to invest in certain enterprises in China, and the addition of entities based in China to various restricted party lists, along with uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could occur and could directly and adversely impact our financial results and results of operations.

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

Jack Y. Zhang and Mary Z. Luo have each pledged shares of our common stock to secure funds borrowed under existing credit lines by UBS Group and its affiliates, or UBS, East West Bank, or East West, and Cathay Bank. As of September 30, 2025, UBS had extended combined credit lines of $15.0 million to Applied Physics & Chemistry Laboratories, Inc., or APCL, which is controlled by Dr. Zhang and Dr. Luo, East West had agreed to a loan of up to $12.0 million to Drs. Zhang and Luo, and Cathay Bank had agreed to a loan of up to $30.0 million to APCL and Dr. Luo. The UBS credit lines are secured by a pledge of 801,156 shares of our common stock currently held by APCL, the East West loan is secured by a pledge of 800,000 shares of our common stock held by Dr. Zhang and the Cathay Bank loan is secured by a pledge of 2,000,000 shares of our common stock held by APCL and Dr. Luo. Interest on each of these loans accrues at market rates. UBS has an unlimited and unilateral right to call each of the credit lines for any reason whatsoever, and each of East West and Cathay Bank has acceleration rights to protect itself in the event of a default.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock.

Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet Be
		Average	Purchased as Part of	Purchased Under the Plans
	Total Number of Shares	Price Paid	Publicly Announced Plans	or Programs(1)
Period	Purchased	per Share	or Programs(1)	(in millions)
July 1 - July 31, 2025	—	$—	—	$—
August 1 - August 31, 2025	—	—	—	50.0
September 1 - September 30, 2025	172,920	28.03	172,920	45.2
(1)	These repurchases were made under our previously authorized share buyback program (see “Part I – Item. 1. Financial Statements – Notes to the Condensed Consolidated Financial Statements – Note 15. Stockholders’ Equity – Share Buyback Program”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following officer and director, as defined in Rule 16a-1(f), adopted a Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, as follows:

On August 22, 2025, Jacob Liawatidewi, our Executive Vice President of Sales and Marketing and Corporate Administration Center, President of Amphastar France Pharmaceuticals, S.A.S., Corporate Secretary, and Director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 41,520 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 1, 2026, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	License Agreement by and between Amphastar Pharmaceuticals, Inc., and Nanjing Anji Biotechnology Co., Ltd., dated August 8, 2025

10.2*	Contract Research Agreement by and between Amphastar Pharmaceuticals, Inc., and Nanjing Hanxin Pharmaceutical Technology Co., Ltd., dated September 15, 2025

10.3*	Distribution Agreement by and between Amphastar Pharmaceuticals, Inc., and Nanjing Chengong Pharmaceutical Co., Ltd., dated October 21, 2025

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of pursuant to Rule 13a-14(a) or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover Page Interactive File (Formatted as Inline XBRL and contained in Exhibit 101)
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

Date: November 6, 2025

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 6, 2025