Form 10-K
period 2025-12-31
Amphastar Pharmaceuticals, Inc.
filed 2026-02-26
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of Common Stock on such date as reported by Nasdaq Global Select Market, was approximately $632,556,518. Shares of common stock known to be held by directors, executive officers and holders of 5% or more of the outstanding common stock of the registrant are not included in the computation. No determination has been made that such persons are “affiliates” of the registrant for any other purpose.

At February 20, 2026, there were 45,370,171 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year to which this report relates in connection with its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

Item 1. Business.

Overview

We are a biopharmaceutical company focusing on developing, manufacturing, and commercializing technically challenging generic and proprietary injectable, inhalation, and intranasal products, as well as active pharmaceutical ingredient, or API products. We currently manufacture and sell over 25 prescription pharmaceutical products, and an over-the-counter product, Primatene MIST®.

Our largest products by net revenues currently include BAQSIMI® glucagon nasal powder, or BAQSIMI®, Primatene MIST®, glucagon, epinephrine, and lidocaine.

In June 2023, we completed our acquisition of BAQSIMI®, the first and only nasally administered glucagon for the treatment of severe hypoglycemia in people with diabetes, and it is currently available in the United States and 26 international markets.

In May 2024, the FDA approved our albuterol sulfate inhalation aerosol, which we launched in August 2024.

In August 2025, the FDA approved our iron sucrose injection, USP 50mg/2.5mL, 100mg/5mL, and 200mg/10mL in single-dose vials, which we launched in the August 2025.

In December 2025, the FDA approved our teriparatide injection, USP 560mcg/2.24mLsingle-patient-use prefilled pen, which we launched in the December 2025.

In February 2026, the FDA approved our Ipratropium Bromide HFA inhalation aerosol, 17 mcg/actuation, which we plan to launch early in the second quarter of 2026.

For the years ended December 31, 2025, 2024, and 2023, we recorded net revenues of $719.9 million, $732.0 million, and $644.4 million, respectively. We recorded net income of $98.1 million, $159.5 million, and $137.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

We are currently developing a portfolio of generic abbreviated new drug applications, or ANDAs, biologics license applications, or BLAs, including biosimilar insulin product candidates and proprietary product candidates, which are in various stages of development and target a variety of indications. One ANDA and one biosimilar insulin candidate are currently on file with the FDA.

Our multiple technological capabilities enable the development of technically challenging products with limited competition. These capabilities include characterizing complex molecules, analyzing and synthesizing peptides and proteins, conducting immunogenicity studies, engineering particles, and improving drug delivery through sustained-release technology. These technological capabilities have enabled us to produce bioequivalent versions of complex drugs and support the development and manufacture of a broad range of dosage formulations, including solutions, emulsions, suspensions, and lyophilized products, as well as products administered via pre-filled syringes, vials, nasal sprays, or metered-dose inhalers, or MDIs.

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

●	Injectable market. Based on a December 2025 IQVIA National Sales Perspective Report, the U.S. injectable drug market in 2025 was over $480 billion. Our generic development, including interchangeable biosimilar portfolio, is targeting opportunities in over $7 billion of this market. The injectable market requires highly technical manufacturing capabilities and compliance with strict current Good Manufacturing Practice, or cGMP, requirements, which create high barriers to market entry. Due to these high barriers to market entry, there are a limited number of companies with the technology and experience needed to manufacture injectable products. There have also been a number of quality issues over the past several years that have disrupted the ability of certain injectable manufacturers to produce sufficient product quantity to meet market demand. As such, the supply of injectables has been constrained, even as demand for injectable products has continued to increase.
●	Inhalation market. Based on a December 2025 IQVIA National Sales Perspective Report, the U.S. inhalation drug market in 2025 was approximately $27 billion. Our generic development portfolio is targeting opportunities in over $1.1 billion of this market. Inhalation drug therapy is used extensively to treat respiratory conditions such as asthma and chronic obstructive pulmonary disease. The MDI is the most widely used device to deliver inhalation therapies. It uses pressurized gas, historically chlorofluorocarbons, or CFCs, and more recently HFAs, to release its dose when the patient activates the device. As in the case of injectables, there are significant technical barriers to manufacturing inhalation products. The evolution of inhalation delivery technologies from nebulizers and CFCs to HFAs has required manufacturers of inhalation products to re-formulate their products, which in many cases may require technical engineering capabilities, additional regulatory approvals and modified delivery devices. Additionally, the development of generic HFA products requires bioequivalence studies for FDA approval.

Our Strengths

We have built our company by integrating the following capabilities and strengths that we believe enable us to compete effectively in the pharmaceutical industry:

●	Robust portfolio of products and product candidates. We market over 25 commercial products and are developing over 10 product candidates. Our portfolio includes complex generics, biosimilars, and proprietary products at various stages of development. Consistent with our long-term strategy, we continue to expand into higher-value proprietary and biosimilar programs, which we expect will represent an increasing proportion of our pipeline over time.
●	Advanced technical capabilities and multiple delivery technologies. We have developed multiple advanced technical capabilities that we incorporate into the development of our products and product candidates. These capabilities include characterization of complex molecules, peptide and protein analysis and synthesis, immunogenicity studies, particle engineering, and sustained-release technology. We apply these capabilities across multiple delivery platforms, including injectable, inhalation (MDI), and intranasal delivery technologies. We also develop and utilize prefilled-pen injection delivery systems to support our insulin and other injectable programs, enabling consistent dosing performance and compatibility with a range of biologic and peptide formulations. Our injectable delivery technologies enable us to develop and manufacture generic and proprietary injectables in normal solution, lyophilized, suspension, jelly, emulsion forms, using vials, prefilled pens, and prefilled syringes. Our inhalation technologies cover a variety of delivery methods, including HFA formulations of MDIs. Intranasal technology can offer a non-invasive and convenient route of drug delivery systems. It can offer the advantage of drug bioavailability by bypassing the effect of the first-pass metabolism and can allow drugs to achieve a more rapid and efficient

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

Our Strategy

We aim to be an industry leader in developing, manufacturing, and commercializing technically challenging injectable, inhalation and intranasal pharmaceutical products. In recent years, we have shifted our development focus from primarily complex generics toward proprietary and biosimilar products, reflecting our long-term strategy to expand into higher-value, innovative-driven programs. To achieve this goal, we are pursuing the following key strategies:

●	Diversify our revenues by commercializing our product candidates. Assuming we successfully develop and obtain regulatory approvals, we plan to commercialize our product candidates and diversify our revenue sources. We have over 10 product candidates in various stages of development, including generic ANDAs, New Drug Applications, NDAs, biosimilar product candidates, and proprietary product candidates. We also expect to expand our internal sales and marketing capabilities and, in some cases, enter into strategic alliances with other pharmaceutical companies to drive market penetration for our product candidates.
●	Complex generic product opportunities. We believe that we have opportunities for growth driven by our technical expertise in developing generic product candidates with high technical barriers to market entry. We believe that if these product candidates are commercialized, they are likely to face less competition than less technically challenging generic products, which may enable us to earn higher margins for a longer period of time. We believe generic competition for these products will likely be limited because of challenges in product development, manufacturing, or sourcing raw materials or APIs.
●	Develop proprietary products. We currently have several proprietary product candidates at various stages of development, targeting a broad range of indications. We believe that proprietary products tend to face less competition than generic products due to market exclusivity, intellectual property protection, and other barriers to entry. For these reasons, we believe that our proprietary products will provide us with the opportunity for higher margins and long-term revenue growth.
●	Leverage our vertically integrated infrastructure to drive operational efficiencies. We believe our vertically integrated infrastructure provides significant benefits, including better operating efficiencies, accelerated product development, and internal control over product quality. Our ability to manufacture APIs allows us to develop products that other companies may not focus on due to the uncertainty of API supply. In addition, our vertically integrated infrastructure, including our research and development capabilities, allows us to conduct technically challenging studies in-house. We believe this vertically integrated infrastructure has led and will continue to lead to a competitive portfolio of products and product candidates.

●	Target and integrate acquisitions of pharmaceutical companies, products, and technologies. We have a demonstrated ability to identify, acquire and integrate pharmaceutical companies, products, and technologies to complement our internal product development capabilities. Companies we have acquired include, amongst others, (1) International Medication Systems, Limited, or IMS, (2) Armstrong Pharmaceuticals, Inc., or Armstrong, (3) Nanjing Puyan Pharmaceutical Technology Co., Ltd. (which we renamed Amphastar Nanjing Pharmaceuticals Co., Ltd.), or ANP, and (4) Merck Sharpe & Dohme’s, or Merck’s, API Manufacturing Business in Éragny-sur-Epte, France, in connection with which, we established our French subsidiary, Amphastar France Pharmaceuticals, S.A.S., or AFP. Products we have acquired include BAQSIMI®, Cortrosyn®, and Primatene® MIST. We believe that our scientific and managerial expertise and our integration experience have improved the quality of the product lines and companies that we have acquired, which has had, and we believe will continue to have, a positive effect on our results of operations.
●	Proprietary product licensing. We have licensed several peptide proprietary product candidates from Nanjing Anji Biotechnology Co., Ltd., or Anji, and Nanjing Hanxin Pharmaceutical Technology Co., Ltd., or Hanxin. We believe we can develop, manufacture and commercialize these product candidates as part of our long-term revenue growth.

Our Technical Capabilities

We develop, manufacture, market, and sell generic and proprietary products that utilize injectable, inhalation, and intranasal delivery systems. We also manufacture and sell insulin API.

●	Injectable. Our injectable product technologies enable us to develop and manufacture generic and proprietary injectables in liquid, lyophilized, suspension, and emulsion forms, as well as the use of prefilled pens and prefilled syringes to facilitate safety and convenience to users. We have multiple injectable manufacturing facilities that include aseptic filling lines dedicated to the sterile production of injectable products. Additionally, we maintain compliance with cGMP regulations, which has enabled us to obtain regulatory approvals and support commercial supply.
●	Inhalation and Intranasal. We are focused on developing a broad range of generic and proprietary inhalation and intranasal products utilizing various delivery technologies. We have expertise in formulating HFA-based MDIs, as well as packaging our inhalation drugs in blister packs and other forms that can be used to load our products into various inhalation devices. As with our injectable products, we maintain compliance with cGMP regulations, which we believe will enable us to obtain regulatory approvals and support commercial supply. Additionally, we have extensive formulation and clinical experience in developing complex formulations that can be administered by intranasal delivery. In addition, we are developing formulations using a new environmentally friendly propellant for use in future MDI products as part of our ongoing efforts to advance inhalation technologies.

We have advanced capabilities that enable us to develop technically challenging products.

●	Characterization of complex molecules. Complex molecule characterization includes determining physicochemical properties, biological activity, immunochemical properties, and purity. Such characterization is important in developing a generic product that is considered the same as a reference drug product, which in turn allows the generic drug developer to demonstrate such “sameness” to the FDA, which ultimately allows for interchangeability with the reference drug product. Complex drugs typically have large molecules composed of a mixture of molecules that differ very slightly from one another. These slight variances make such complex molecules difficult to characterize. We have developed analytical tools that have enabled us to characterize complex molecules in our products and product candidates. We believe that we have the technology to develop a variety of additional analytical tools that will enable us to characterize other complex molecules, including peptide and protein-based products.
●	Immunogenicity. The ability of an antigen to elicit immune responses is called immunogenicity. Unwanted immunogenicity, which is strongly linked with peptide and protein drug products, occurs when a patient mounts an undesired immune response against drug therapy. As a result, the FDA has signaled that it may require immunogenicity studies as part of the new pathway for biosimilars. In the past, the FDA has required these studies to approve products with complex molecules. We have gained expertise in immunogenicity by performing immunogenicity studies in connection with the FDA approval process for our enoxaparin product. We believe that our experience conducting these complex immunogenicity studies will be of primary importance in our future efforts to develop complex molecules, and biosimilar product candidates.
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

Pharmaceutical Products

Our Marketed Products

We currently manufacture and sell over 25 products. The following is a description of major and recently launched products in our existing portfolio.

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

Naloxone

We sell two versions of naloxone injections for the emergency treatment of known or suspected opioid overdose. We also sell REXTOVY®, our prescription naloxone nasal spray product delivered using our proprietary device, which is intended to be used for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression.

Other Marketed Products

Other pharmaceutical products that we currently market include the following:

●	Cortrosyn® (cosyntropin for injection), a lyophilized powder that is indicated for use as a diagnostic agent in the screening of patients with adrenocortical insufficiency;
●	Amphadase®, a bovine-sourced hyaluronidase injection that is used as an adjuvant in subcutaneous fluid administration for achieving hydration, to increase absorption and dispersion of other injected drugs, and in subcutaneous urography for improving absorption of radiopaque agents;
●	Epinephrine injection, indicated for emergency treatment of allergic reactions, including anaphylaxis, and to increase mean arterial blood pressure in adult patients with hypotension associated with septic shock;
●	Lidocaine jelly, a local anesthetic product used primarily for urological procedures;
●	Lidocaine topical solution, a local anesthetic used for a variety of procedures;
●	Phytonadione injection, an injection of Vitamin K1 that is used for newborn babies;
●	Our portfolio of emergency syringe products, including critical care drugs such as atropine, calcium chloride, dextrose, epinephrine, lidocaine, and sodium bicarbonate, are provided in pre-filled syringes and are designed for emergency use in hospital settings;
●	Albuterol sulfate inhalation aerosol, indicated for the treatment or prevention of bronchospasm in patients four years of age and older with reversible obstructive airway disease;
●	Iron sucrose injection, an iron replacement product indicated for the treatment of iron deficiency anemia in patients with chronic kidney disease;
●	Teriparatide injection, USP 560 mcg/2.24mL (250 mcg/mL) single-patient-use prefilled pen. is bioequivalent and therapeutically equivalent to Eli Lilly's FORTEO®, for managing daily osteoporosis therapy; and
●	Ipratropium Bromide HFA inhalation aerosol is an anticholinergic indicated for the maintenance treatment of bronchospasm associated with chronic obstructive pulmonary disease (COPD), including chronic bronchitis and emphysema.

APIs

We manufacture and sell two API products: Recombinant Human Insulin, or RHI API, and porcine insulin API. These products are part of our vertical integration strategy, as we focus on specific finished products for the injectable insulin market. We also sell RHI API and porcine insulin API to third parties. Additionally, we plan to sell two GLP-1 APIs which were developed and manufactured at our ANP facility to third parties. Sales of small batches for R&D purposes has already begun, but more meaningful sales will require a regulatory approval outside of the U.S.

Our Product Candidates

We seek to develop product candidates with high technical barriers to competitive market entry that leverage our technical capabilities and other competitive advantages. We focus on generic and proprietary product candidates in the injectable, inhalable, topical, and intranasal markets. Our pipeline products are in various stages of development, with a number of these candidates still in the early stages of development. Our pipeline has over 10 product candidates, including generic ANDAs, biosimilar, and proprietary product candidates.

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

Generic Product Candidates

We generally employ a strategy of developing generic product candidates that possess a combination of factors that present technical barriers to competition, including difficult formulations, which require complex characterizations, difficult manufacturing requirements and/or limited availability of raw materials. We believe such factors will make these product candidates less susceptible to competition and pricing pressure. We currently have generic ANDAs and biosimilar product candidates at various development stages that leverage our various technical capabilities, including:

●	injectable technologies, which include various delivery methods and sizes of pre-filled syringes, vials in solution, suspension and lyophilized forms;
●	inhalation technologies, which include MDIs; and
●	sophisticated analytical technologies, including characterization and immunogenicity studies for complex molecules, particle engineering, sustained-release technology, peptide, protein and DNA analysis and synthesis.

Biosimilar Product Candidates

Our biosimilar pipeline, with a particular emphasis on interchangeable insulin analogs, targets a high-demand diabetes care sector. Our planned filings use in-house developed technical platforms while navigating a complex regulatory environment with our goal to obtain interchangeable designations.

We are applying our technology platforms to develop product candidates in our biosimilar portfolio, including two interchangeable insulin product candidates: Insulin Aspart (AMP-004), and Recombinant Human Insulin (AMP-005). Developed to meet stringent bioequivalence standards, these candidates are expected to support our vision to effectively and efficiently meet the needs of our target markets.

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

Intranasal epinephrine (AMP-019)

Intranasal epinephrine, a prescription epinephrine nasal spray product candidate, is intended to be used for emergency treatment of allergic reactions, including anaphylaxis to stinging insects, allergen immunotherapy, foods, drugs and other allergens.

AMP-105

AMP-105 is a first-in-class peptide targeting a novel mechanism to modulate cell growth and metastasis of multiple poorly treated cancers, offering a new anti-tumor option for patients.

AMP-107

AMP-107 is the first non-injectable anti-vascular endothelial growth factor receptor peptide, which is developed as a topical eye drop for the treatment of wet age-related macular degeneration. It is intended to be an alternative to the routine eye injections used for current treatments.

AMP-109

AMP-109 is a novel peptide-docetaxel conjugate that targets a specific receptor, designed to improve the selectivity and bioavailability of docetaxel. It is designed to reduce docetaxel-induced toxicity, which will improve the efficacy and safety of current taxane therapies.

AMP-110

AMP-110 is a novel synthetic human corticotropin (ACTH) analog. This peptide will target multiple indications.

Other Proprietary Product Candidates

In addition, we have other proprietary product candidates in development. These product candidates incorporate multiple indications utilizing a wide variety of our technical capabilities.

BAQSIMI® Acquisition

In connection with the acquisition of BAQSIMI® in June 2023, we entered into a Transition Service Agreement, or TSA, with Eli Lilly & Company, or Lilly, pursuant to which Lilly agreed to provide certain services to us to support the transition of BAQSIMI® operations, including with respect to the conduct of certain clinical, regulatory, medical affairs, and commercial sales channel activities. Over the course of 2024, we assumed responsibility of these activities from Lilly on a country-by-country basis. As of January 1, 2025, the transition pursuant to the TSA has been completed and we distribute and manage the BAQSIMI® supply chain in all countries where it is available.

The acquisition of BAQSIMI®, builds upon our commercial intranasal product portfolio, provides us with a branded product with growing sales and strong gross margins, and expands our international footprint into 26 new countries.

Research and Development

As of December 31, 2025, we had 163 employees dedicated to research and development with expertise in areas such as pharmaceutical formulation, process development, toxicity studies, analytical, synthetic, and physical chemistry, drug delivery, device development, equipment and engineering, clinical research statistical analysis, etc. Our focus on developing products with high barriers to market entry requires a significant investment in research and development, including clinical development. In particular, developing proprietary products that are reformulations of existing proprietary compounds often requires clinical trials to gain regulatory approval, and we have a team dedicated to designing and managing clinical trials. We have successfully completed several clinical trials for some of our product candidates and are in the process of planning clinical trials for other product candidates under development.

Backlog

A significant portion of our customer shipments in any fiscal year relates to orders received and shipped in that fiscal year, generally resulting in a low product backlog relative to total shipments at any time. We had no significant backlog as of December 31, 2025. Historically, our backlog has not been a meaningful indicator of our ability to achieve any particular level of overall revenue or financial performance.

Manufacturing and Facilities

Our manufacturing facilities are located in Rancho Cucamonga and South El Monte, California; Canton, Massachusetts; Éragny-sur-Epte, France; and Nanjing, China. As of December 31, 2025, we own or lease a total of 69 buildings at six locations in the United States, France and China, that comprise 2.5 million square feet of manufacturing, research and development, distribution, packaging, laboratory, office and warehouse space. Our facilities are regularly inspected by the FDA in connection with our product approvals, and we believe that all of our facilities are being operated in material compliance with the FDA’s cGMP regulations.

We continue to expand our facility in Nanjing, China, and expect further significant investment in this facility.

Our API manufacturing facility in Éragny-sur-Epte, France, manufactures porcine insulin API, RHI API, and the API for our AMP-028 biosimilar candidate, and we expect to continue the current site activities.

We believe that our current manufacturing capacity is adequate for the near term. However, we are planning to increase capacity at our plant in Rancho Cucamonga, CA with the goal of allowing us to eventually quadruple the number of units produced at this facility. We are also increasing the capacity of our inhalation facility in Canton, MA and our insulin API production facility at ANP.

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

The following table provides information regarding the percentage of our net revenues that is derived from each of our major customers and partners:

	% of Net Revenues
	Year Ended
	December 31,
	2025	2024	2023
McKesson	24%	25%	25%
Cencora	22%	20%	20%
Cardinal Health	19%	19%	15%

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

When an entity is determined to have violated the FCA, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of up to $25,595 under 42 CFR 1003.210(a)(1) for each violation, subject to adjustment for inflation. There are many potential bases for liability under the FCA. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the FCA to assert liability on the basis of inadequate care, kickbacks and other improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations of misrepresentations with respect to the services rendered. In addition, the federal government has prosecuted companies under the FCA in connection with off-label promotion of products. Our current and future activities relating to the reporting of wholesale or estimated retail prices of our products, the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products, and the sale and marketing of our products may be subject to scrutiny under these laws. While we are unaware of any current matters, we are unable to predict whether we will be subject to actions under the FCA or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

The Open Payment Act

The Physician Payment Sunshine Act, or the Open Payment Act, which was enacted as part of the Affordable Care Act, requires all pharmaceutical manufacturers that participate in Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of the Department of Health and Human Services payments or other transfers of value made in the previous year by that entity, or by a third party as directed by that entity, to covered recipients, including physicians (defined to include doctors of medicine and osteopathy, dentists, podiatrists, optometrists, and licensed chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as defined by law, or to third parties on behalf of such covered recipients, as well as ownership and investment interests held by physicians and their immediate family members. The payments and transfer of value required to be reported include the cost of meals provided to a physician, travel reimbursements and other transfers of value provided as part of contracted services, including speaker programs, advisory boards, consultation services and clinical trial services. The statute requires the federal government to make reported information available to the public. Failure to comply with the reporting requirements can result in significant civil monetary penalties. Additionally, there are criminal penalties if an entity intentionally makes false statements in such reports. We are subject to the Open Payment Act and the information we disclose may lead to greater scrutiny, which may result in modifications to established practices and additional costs. Additionally, similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering adopting similar laws requiring transparency of interactions with health care professionals.

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

In 2013, the federal Drug Supply Chain Security Act, or the DSCSA, became effective in the United States, mandating an industry-wide, national serialization system for pharmaceutical packaging with a ten-year phase-in process. By 2018, all manufacturers and re-packagers were required to mark each prescription drug package with a unique serialized code. Each of Amphastar and our U.S.-based subsidiaries is subject to or covered by DSCSA and is required to comply and continue to comply with such requirements. Additionally, should any subsidiary that is not subject to or covered by the DSCSA become subject to or covered by the DSCSA, we may be required to modify our manufacturing sites to comply with the rules and regulations.

Coverage and Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payers, such as government health programs, commercial insurance, and managed healthcare organizations. In the U.S., for example, principal decisions about government reimbursement for new products are typically made by CMS, the agency that administers the Medicare program through regional contractors, state Medicaid programs, third-party payers, and insurance plans for certain patient populations. These entities decide whether and to what extent a new product will be covered and reimbursed based on clinical needs and economic impact. To date, no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payer-by-payer basis.

Increasingly, third-party payers are requiring that drug companies provide them with discounts usually in the form of rebates from list prices and are challenging the prices charged for medical products. Further, such payers are examining the medical necessity and reviewing the cost effectiveness of newly launched drugs. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payers may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct additional expensive pharmaco-economic Phase 4 real-world studies to demonstrate the medical necessity and cost effectiveness of our products. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products, with no assurance that coverage and adequate reimbursement will be obtained. Additionally, maintaining coverage for a product is often evaluated annually by payers and additional barriers may be placed impacting access. We are committed to partnering with payers to ensure broad access and affordability.

Pharmaceutical Pricing

We participate in the Medicaid Drug Rebate Program and Medicare Part D Coverage Gap Discounts Program, or Medicare Part D. Participation is required for federal funds to be available for our covered outpatient drugs under Medicaid and Medicare Part B, or Medicare Part B, and under Medicare Part D, respectively. Under the Medicaid Drug Rebate Program, we are required to pay a mandatory rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid. Those rebates are based on pricing data reported by the manufacturer on a monthly and quarterly basis to CMS. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. Under the Medicare Part D Coverage Gap Discount Program, manufacturers, including us, are currently required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Medicare Part D benefit design. The IRA sunsets the coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program.

The Affordable Care Act, or ACA, made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation to implement the changes to the Medicaid Drug Rebate Program under the ACA. CMS also issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value-based purchasing arrangements; and provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula.

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B ceiling price for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program.

Further, the Inflation Reduction Act, or IRA, of 2022 established a Medicare Part D inflation rebate schemes and a drug price negotiation program, with the first negotiated prices to take effect in 2026. It also makes several changes to the Medicare Part D benefit, including the creation of a new manufacturer discount program in place of the current coverage gap discount program that began in 2025. Under IRA, only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs or that increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future, or the pricing of our approved product in the U.S. and in foreign countries.

In addition, to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, a manufacturer also must participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. Under this program, the manufacturer is obligated to make its innovator and single source products available for procurement on an FSS contract and charge a price to four federal agencies, the VA, U.S. Department of Defense, or DoD, Public Health Service and U.S. Coast Guard - that is no higher than the statutory Federal Ceiling Price, or FCP. Manufacturers also are obligated to calculate and submit to the VA on a quarterly and annual basis, their Non-Federal Average Manufacturer Price, or Non-FAMP, which the VA uses to calculate the FCP. Moreover, pursuant to regulations issued by the DoD Defense Health Agency to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, manufacturers are required to provide rebates on utilization of their innovator and single source products that are dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies.

The requirements under the Medicaid, 340B, FSS, and TRICARE programs could reduce the revenue we may generate from any products that are commercialized in the future and could adversely affect our business and operating results. If we fail to comply with any applicable obligations under governmental pricing programs that we participate in, we could be subject to additional reimbursement requirements, significant civil monetary penalties, sanctions and fines, and those could negatively impact our business, financial condition, results of operations and growth prospects.

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing.

Healthcare Reform

The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price-controls, restrictions on reimbursement, and requirements for substitution of generic products and/or lower cost over the counter alternatives for branded prescription drugs. For example, the ACA substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits.

There have been judicial challenges to certain aspects of the ACA, as well as efforts by Congress to modify, and by agencies to alter the implementation of, certain aspects of the ACA. For example, Congress eliminated the tax penalty for not complying with the ACA’s individual mandate to carry health insurance. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole." In 2025, the IRA sunsets the coverage gap discount program and replaces it with a new manufacturer discount.

It is possible that the ACA, as currently enacted or may be amended in the future, as well as other healthcare reform measures including those that may be adopted in the future, may result in more rigorous coverage criteria, and less favorable payment methodologies, or other downward pressure on coverage and payment and the price that we receive for any approved product. Any reduction in reimbursement or restriction on coverage under Medicare or other government programs may result in a similar reduction or restriction by private payers.

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year required by the Budget Control Act of 2021, as amended by the American Taxpayer Relief Act of 2012, or ATRA. Subsequent legislation extended the 2% reduction, generally to FY 2032. ATRA, among other things, also reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Moreover, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private third-party payers often follow Medicare coverage policy and payment limitations in setting their own payment rates and in establishing their formulary placement.

Further, the IRA introduces several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program which could negatively affect the profitability of our product candidates. The IRA sunsets the current Part D coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program. Failure to pay a discount under this new program will be subject to a civil monetary penalty. In addition, the IRA established a Medicare Part B inflation rebate scheme effective January 2023 and a Medicare Part D inflation rebate scheme effective October 2022, under which, generally speaking, manufacturers will owe rebates if the price of a Part B or Part D drug increases faster than the pace of inflation. Failure to timely pay a Part B or D inflation rebate is subject to a civil monetary penalty. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologicals without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs with respect to the government health benefit programs and otherwise. The IRA or other legislative changes could impact the market conditions for our product candidates. The One Big Beautiful Bill Act of 2025, or the OBBB Act, includes provisions that impact the United States healthcare system in various ways, including cuts to Medicaid and introducing new participant eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage.

Additionally, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Finally, some states have established Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs and, in some cases, set upper payment limits.

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

With respect to our existing generic products and generic product candidates, we primarily rely on trade secrets, unpatented proprietary know-how and continuing technological innovation to protect our products and technologies, especially where we do not believe patent protection is appropriate or obtainable. Although in some cases, we seek patent protection to preserve our competitive position, our current patent portfolio does not cover the majority of our existing products and product candidates. We own several U.S. and foreign patents covering processes and equipment used in the manufacture of a few of our products. The expiration dates of these patents range from 2026 to 2041. We also own several trademarks registered with the USPTO.

We currently own more than 100 issued patents globally, including several patents covering BAQSIMI®, including U.S. Patent Number 10,213,487, which is listed in the U.S. FDA Orange Book, and we own a U.S. patent covering the HFA version of Primatene MIST®, U.S. Patent Number 8,367,734, which is listed in the U.S. FDA Orange Book. We have several patent applications that are currently pending. For our product candidates that are not intended to be generic products, we may seek to obtain patent rights or rely on trade secret protection. We may not be able to obtain patent or other forms of protection for inventions or other intellectual property developed by our officers, employees, or consultants because we might not have been the first to file or to invent the patentable technology or others may have independently developed similar or alternative technology.

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

Human Capital

As of December 31, 2025, we had 1,976 full-time employees in the United States, China, and France. Of these employees, approximately 170 employees hold post-graduate degrees. We consider our employees’ intellectual capital an essential driver of our business and key to our future prospects. None of our U.S. employees are subject to a collective bargaining agreement or represented by a trade or labor union.

The following table summarizes our employees by category and location:

	United States	China	France	Total
Manufacturing	1,169	104	93	1,366
QA/QC and Regulatory Affairs	162	75	34	271
Sales and Marketing	20	—	—	20
General and Administrative	112	20	24	156
Research and Development	110	48	5	163
Total employees	1,573	247	156	1,976

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as more fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

●	our success depends on our ability to develop and/or acquire and commercialize additional pharmaceutical products;
●	our BAQSIMI®, Primatene MIST®, glucagon, epinephrine, and lidocaine, products collectively represent a significant portion of our net revenues; if the sales volume or pricing of these products decline, or if we are unable to satisfy market demand for these products, this could have a material adverse effect on our business, financial position and results of operations;
●	our actual financial and operating results could differ materially from any expectations or guidance provided by us concerning future results;
●	our success depends on the integrity of our supply chain, including multiple single source suppliers, and reliance on a third party for the manufacture of BAQSIMI® the disruption of which could negatively impact our business;
●	our ability to develop new products and additional revenue streams depends upon a variety of factors including being able to invest ongoing revenue and borrow funds or raise additional capital when needed;
●	we face significant competition in the pharmaceutical industry with respect to both our proprietary and generic drugs, which may result in others developing or commercializing products before or more successfully than we do, which could significantly limit our growth and materially and adversely affect our financial results;
●	health care providers may not be receptive to our products, particularly those that incorporate our proprietary drug delivery platforms;
●	sales of our products may be adversely affected by the continuing consolidation of our customer base;
●	we depend upon our key personnel, the loss of whom could adversely affect our operations. If we fail to attract and retain the talent required for our business, our business could be materially harmed;
●	our business may be adversely affected by challenging macroeconomic conditions globally;
●	because a portion of our manufacturing takes place in China, a significant disruption in the construction or operation of our manufacturing facility in China, political unrest in China, tariffs, impacts of outbreaks of health epidemics, or changes in social, political, trade, health, economic, environmental, or climate-related conditions or in laws, regulations and policies governing foreign trade could materially and adversely affect our business, financial condition and results of operations;

●	we may be exposed to product liability claims and may not be able to obtain or maintain adequate product liability insurance;
●	we are exposed to risks related to our international operations and failure to manage these risks may adversely affect our operating results and financial condition;
●	the FDA approval process is time-consuming and complicated, and we may not obtain the FDA approval required for a product within the timeline we desire, or at all; additionally, we may lose FDA approval and/or our products may become subject to foreign regulations;
●	the novel use of particle engineering or synthetic APIs for any of our product candidates, may not receive regulatory approval, and without regulatory approval we will not be able to market our product candidates;
●	if clinical studies for our product candidates are unsuccessful or significantly delayed, we will be unable to meet our anticipated development and commercialization timelines, which would have an adverse impact on our business;
●	if branded pharmaceutical companies are successful in limiting the use of generics through their legislative, regulatory and/or other efforts, our sales of generic products may suffer; and
●	our success depends on our ability to obtain, protect, and enforce our intellectual property.

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

Our BAQSIMI®, Primatene MIST®, glucagon, epinephrine, and lidocaine products collectively represent a significant portion of our net revenues. If the sales volume or pricing of these products decline, or if we are unable to satisfy market demand for these products, they could have a material adverse effect on our business, financial position and results of operations.

Sales from our BAQSIMI® product that we acquired in June 2023 represented 26%, 20%, and 8% of our total net revenues for the years ended December 31, 2025, 2024, and 2023, respectively. Sales from our Primatene MIST® product represented 15%, 14%, and 14% of our total net revenues for the years ended December 31, 2025, 2024, and 2023, respectively. Sales from our glucagon product, represented 10%, 15% and 18% of our total net revenues for the years ended December 31, 2025, 2024, and 2023, respectively. Sales from our epinephrine product represented 10%, 13%, and 13% of our total net revenues for the years ended December 31, 2025, 2024, and 2023, respectively. Sales from our lidocaine products represented 8%, 8%, and 9% of our total net revenues for the years ended December 31, 2025, 2024, and 2023, respectively. We have experienced declining revenue from glucagon and some of our other existing products in the past. If the sales volume or pricing of glucagon and epinephrine multi-dose vial continues to decline, or if the sales volume or pricing of lidocaine declines, or if we are unable to satisfy market demand for these products, our business, financial position and results of operations could be materially and adversely affected, and the market value of our common stock could decline. For example, our glucagon and our epinephrine multi-dose vial products continue to see increased competition in the market, which could result in declining per unit prices as well as lower market share due to intense pricing competition in the pharmaceutical industry. We have experienced significant declines in the per unit pricing and gross margins attributable to our glucagon product since its commercial launch. Our BAQSIMI®, Primatene MIST®, glucagon, epinephrine, and lidocaine, products could be rendered obsolete or negatively impacted by numerous factors, many of which are beyond our control, including:

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

Developing a single product in the pharmaceutical industry is a very expensive proposition with no certainty of regulatory clearance or commercial success. Considerable amounts are invested into the research and development process. Our research and development expense was $85.8 million, $73.9 million, and $73.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. As noted elsewhere herein, ongoing revenue from current operations is a critical component of being able to adequately fund ongoing research and development efforts in our product pipeline. We may also fund our research and development using borrowed funds or funds raised through the capital markets. Our ability to obtain such funds on favorable terms, if at all, may be affected by market volatility, changes in the interest rate environment and general economic instability. If any one, or all, of these sources become unavailable, our research and development projects may become delayed or negatively impacted.

Our success depends on the integrity of our supply chain, including multiple single source suppliers, and reliance on a third party for the manufacture of BAQSIMI®, the disruption of which could negatively impact our business.

Some of our products are the result of complex manufacturing processes, and some require highly specialized raw materials, and BAQSIMI® relies on CMOs. Because our business requires outsourcing in some instances, we are subject to inherent uncertainties related to product safety, availability and security. We depend on CMOs and suppliers to perform manufacturing activities effectively and on a timely basis for our API and drug products. These third parties are independent entities subject to their own unique operational and financial risks that are out of our control. For some of our key raw materials, components and APIs used in certain of our products, we have only a single, external source of supply, and alternate sources of supply may not be readily available.

For example, in 2023, our API supplier for medroxyprogesterone discontinued making the active ingredient, which resulted in a halt in sales of the product after the third quarter of 2023. We were only able to relaunch this product in September 2024 following FDA qualification of our subsidiary ANP to manufacture this API. In the future, it is possible that our suppliers will receive warning letters from the FDA and be unsuccessful in their efforts to address the issues raised in such warning letters on a timely basis, or at all, or may discontinue production of raw materials, components or APIs used in our products or product candidates and would result in delays in commercialization and/or manufacturing of our products or product candidates if FDA approval for such products or product candidates is received. Furthermore, we may be unable to replace such supplier with an alternate supplier on a commercially reasonable and timely basis, or at all.

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

We have invested significantly in our manufacturing capacity in order to vertically integrate our business, contain the costs of raw materials and reduce the risks imposed by relying on third-party single source suppliers. We currently own and operate facilities that manufacture raw materials and APIs for our products and product candidates and those of our customers and partners, including insulin API for MannKind. However, if market demand decreases or if market supply surpasses demand, whether because of macroeconomic factors, pharmaceutical industry volatility, or deficiencies specific to our customers, we may not be able to reduce manufacturing expenses or overhead costs proportionately. For example, a significant portion of our manufacturing capacity in our facility in Éragny-sur-Epte, France is utilized for the manufacturing of insulin API for MannKind, and, until recently, a significant portion of our manufacturing capacity in Rancho Cucamonga was utilized for the manufacture of enoxaparin. We have amended our supply agreement with MannKind, or the Supply Agreement and our option purchase agreement with MannKind, or the Option Agreement, multiple times to modify and extend the annual minimum purchase commitments under the Supply Agreement and the Option Agreement. This lowers the annual minimum quantities and lowers the production levels at AFP. Mannkind will not be purchasing RHI for at least the next two years as they are in the process of qualifying our upgraded RHI, which uses our internally produced inclusion bodies made at AFP.

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

With respect to our generic pharmaceutical business, revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents and exclusivities protecting a brand name product expire, the first manufacturer to receive regulatory approval for a generic version of the product is generally able to achieve significant market penetration. Therefore, our ability to increase or maintain revenues and profitability in our generics business is largely dependent on our success in challenging patents and developing non-infringing formulations of proprietary products. As competing manufacturers receive regulatory approvals on generic products or as brand manufacturers launch generic versions of their products (for which no separate regulatory approval is required), market share, revenues and gross profit typically decline, often significantly and rapidly. Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product normally is related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. For example, glucagon is also marketed by Viatris, Inc., Cipla Limited, Lupin Pharmaceuticals, Inc., and others also either market or plan to market a generic version of glucagon. Other companies may have received FDA approval of glucagon but have not launched the product, while other companies may have filed ANDAs for glucagon with the FDA. The presence of these current and prospective competitive products has had, and may continue to have, an adverse effect on our market share, revenue and gross profit from our glucagon product. Since the commercial launch of our glucagon product, we have experienced significant declines in sales volume, per unit pricing and gross margins attributable to this product. Consequently, we must continue to develop and introduce new generic products in a timely and cost-effective manner to maintain our revenues and gross margins. We may have fewer opportunities to launch significant generic products in the future, as the number and size of proprietary products that are subject to patent challenges is expected to decrease in the next several years compared to historical levels. Additionally, as new competitors enter the market, there may be increased pricing pressure on certain products, which may result in lower gross margins. In addition to our enoxaparin product, we have experienced pricing pressure on many of our other products, including naloxone, and we expect this trend to continue in the future.

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

If the market for any of our reference brand products significantly declines, sales or potential sales of our generic and biosimilar products and product candidates may suffer and our business would be materially impacted.

Proprietary products face competition on numerous fronts as technological advances are made or new products are introduced. As new products are approved that compete with the reference proprietary product to our generic products and generic or biosimilar product candidates, sales of the reference brand products may be significantly and adversely impacted and may render the reference brand product obsolete. In addition, brand companies may pursue life cycle management strategies that also impact our generic products.

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

A significant proportion of our sales are made to relatively few U.S. wholesalers and group purchasing organizations. These customers are continuing to undergo significant consolidation. Sales to three of these customers for the years ended December 31, 2025, 2024, and 2023, respectively, accounted for approximately 65%, 64%, and 60% of our total net revenues, respectively. Such consolidation has provided and may continue to provide them with additional purchasing leverage, and consequently may increase the pricing pressures that we face.

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

Our business may be adversely affected by challenging macroeconomic conditions globally.

General conditions in the global economy and in the global financial markets could adversely affect our results of operations, and the overall demand for our products. Downturns in economic conditions and recessions, including inflationary pressures and changes in interest rates could continue to decrease spending and adversely affect demand for our products and harm our business and results of operations. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

We plan to regularly review potential acquisitions of technologies, products and businesses complementary to our business. For example, in 2023 we acquired BAQSIMI® from Eli Lilly & Company. Acquisitions typically entail many risks and could result in difficulties in integrating operations, personnel, technologies and products. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages and synergies that the acquisitions were intended to create, which may have a material adverse effect on our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. In addition, some acquisitions may require regulatory approvals before products may be sold by us, which may not be obtained on a timely basis, or at all. It is possible that the integration of some acquired technologies, information systems and data could increase our risk of experiencing a data security or privacy incident. In addition, in connection with acquisitions, we could experience disruption in our business, technology and information systems, customer or employee base, including diversion of management’s attention from our continuing operations. There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors. Furthermore, there may be overlap between our products or customers and the companies that we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses. If we are unable to successfully integrate technologies, products, businesses or personnel that we acquire, we could incur significant impairment charges or other adverse financial consequences.

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

A significant amount of our total assets is related to goodwill and intangible assets. As of December 31, 2025, the value of our goodwill and intangible assets net of accumulated amortization was $566.0 million. Goodwill and other intangible assets are tested for impairment annually when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. Any future goodwill or other intangible asset impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition.

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

We and our third-party service providers and other third parties with whom we do business, including our collaborators, third-party providers, distributors, customers and other contractors utilize information technology systems and networks to transmit, store and otherwise process electronic data in connection with our business activities, including our supply chain processes, operations and communications including, in some cases, our clinical data and business proprietary information, and electronic data interchange, on purchase orders, invoices, chargebacks, among other things. We and such third parties, including our collaborators, third-party service providers, distributors and other contractors, also collect, transmit, store and otherwise process certain data relating to individuals, including about our personnel, business partners, and others, which may be subject to applicable data protection, security and privacy laws and regulations that require adoption of minimum information security standards. The cost of compliance with applicable data protection, security and privacy laws and regulations have increased and may increase in the future.

Despite our implementation of security measures to protect the confidentiality, integrity, and availability of the systems, networks and data within our control from various threats (e.g., threats of cyber-attacks, system breaches, and other security breaches and incidents, malware, viruses, hacking, fraudulent use, social engineering attacks, phishing attacks, ransomware attacks, credential-stuffing attacks, denial-of-service attacks, unauthorized access, insider threats, accidental disclosures, intellectual property theft and economic espionage, exploitable vulnerabilities, defects or bugs in our or our third-party service providers’ systems, natural disasters, war, terrorism, telecommunications and electrical outages, breakdowns, damage, outages, interruptions, and other cyber-events), we and certain of our third-party service providers have experienced and may continue to experience cyber-attacks, outages, interruptions, and other cyber-events of varying degrees from time to time. For example, in the past we have been subject to security incidents that resulted in a temporary disruption to some of its internal computer systems. Our systems and networks and the systems and networks of our third-party service providers, have been, and in the future may be, breached or disrupted due to the threats described above or otherwise. The size and complexity of our systems may make them potentially vulnerable to breakdown or interruption, whether due to computer viruses or other causes, which may result in loss of data or the impairment of production and other supply chain processes, adversely affecting our business.

Techniques used to sabotage or obtain unauthorized access to systems and networks are constantly evolving and, in some instances, are not identified until or after they are launched against a target. We and our third-party service providers may be unable to anticipate these techniques, discover threats and react in a timely manner, or implement adequate preventative or mitigating measures. Further, system breaches, malware, ransomware, computer hacking, and insider threats have become more prevalent. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the increase in employees working remotely in recent years. We and our third-party service providers who may be operating with personnel in remote work environments may have increased security risks, due to increased use of home Wi-Fi networks and virtual private networks, as well as increased disbursement of physical machines. Also, due to political uncertainty and military actions, we and our third-party service providers are vulnerable to heightened risks of cyber threats and cyber-attacks from or affiliated with nation-state actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services. While we implement security measures designed to reduce these risks, there is no guarantee that these measures will be adequate to safeguard all systems and networks. Any failure of ourselves or our third-party service providers to maintain performance, reliability, security and availability of our systems and networks, or other systems or networks on which our data is stored or processed, may result in accidental or unlawful destruction, damage, loss, unavailability, alteration, impairment, misuse, unauthorized disclosure of, or unauthorized access to our data, including personal information.

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

Although we achieved net income in the years ended December 31, 2025, 2024, and 2023, we may incur operating and net losses and negative cash flow from operations in the future. Our business may generate operating losses if we do not successfully commercialize our product candidates, maintain sales of and profits from existing products, and generate sufficient revenues to support our level of operating expenses, especially as we continue our investments in developing and, to the extent applicable, acquiring new products. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict whether we will be able to maintain profitability.

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

Further, in Europe, the implementation of the Clinical Trials Regulation depends on confirmation of full functionality of the Clinical Trials Information System through an independent audit. This clinical trial portal and database is maintained by the EMA in collaboration with the European Commission and the EU Member States. Information on the conduct and results of each clinical trial carried out in the EU is made publicly available. In addition, this database is complementary to the database established for pharmacovigilance (Regulation (EC) No 726/2004 with respect to centrally authorized medicinal products). The Commission Implementing Regulation (EU) No 520/2012 outlines the practical implications for marketing authorization holders, national competent authorities, and the EMA. Also, Commission Delegated Regulation (EU) No 357/2014 on post-authorization efficacy studies specifies the situations in which such studies may be required. Post-authorization efficacy studies may be required where concerns relating to some aspects of efficacy of the medicinal product are identified and can be resolved only after the medicinal product has been marketed, or where the understanding of the disease, the clinical methodology or the use of the medicinal product under real-life conditions indicate that previous efficacy evaluations might have to be revised significantly. Since Brexit, although the rules around GMP and pharmacovigilance in the UK currently remain similar to the EU requirements, UK-specific requirements or changes to current requirements could be implemented in the future, which could expose us to liability under UK-specific laws and regulations and increased costs associated with compliance with such new laws and regulations. Within the UK, requirements for clinical trials, marketing authorization, and post-approval compliance in Great Britain may differ from those of Northern Ireland, Scotland, and/or Wales. Satisfying these and other regulatory requirements can be costly, time consuming, uncertain and subject to unanticipated delays.

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

All facilities of Amphastar, our subsidiaries and our CMOs and suppliers are periodically subject to inspection by the FDA and other governmental entities, and operations at these facilities could be interrupted or halted if the FDA or another governmental entity deems such inspections as unsatisfactory. For example, our facilities in Rancho Cucamonga, CA, Éragny Sur Epte, France, and Nanjing, China have previously been subject to FDA cGMP inspections since 2019 as well as pre-approval, routine and other inspections by the FDA, state, and other regulatory authorities and may be again in the future per applicable law. Compliance with cGMP standards requires substantial expenditures of time, money and effort in such areas as production and quality control to ensure full technical compliance. Failure to comply with cGMP or with other state, federal, or foreign requirements may result in unanticipated compliance expenditures, total or partial suspension of production or distribution, suspension of review of applications submitted for approval of our product candidates, termination of ongoing research, disqualification of data derived from studies on our products and/or enforcement actions such as recall or seizure of products, injunctions, civil penalties and criminal prosecutions of the company and company officials. There can be no assurance that we will be able to remedy any deficiencies cited by FDA or other regulatory agencies in their inspections.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, or ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the current administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the “IRA”), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, manufacturers are required to pay higher rebates on brand-name drugs once a patient reaches their out-of-pocket spending limit, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provision of the Inflation Reduction Act are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation (“MFN”) price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. The One Big Beautiful Bill Act (the “OBBB Act”), which was signed into law in July 2025, includes provisions that will impact the U.S. healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. We cannot predict the full impact of these initiatives, executive orders, and new laws focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of these judicial challenges, legislative, executive, and administrative actions, including future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our approved products.

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

While the GDPR applies uniformly across the EU, each EU member state is permitted to issue nation-specific data protection legislation, which has created inconsistencies on a country-by country basis. The United Kingdom made certain modifications to its data protection regime in the UK Data (Use and Access) Act 2025, which could require us to modify our compliance measures and incur costs.

The European Commission issued an adequacy decision to the United Kingdom under the GDPR on June 28, 2021, pursuant to which personal information generally may be transferred from the EU to the United Kingdom without restriction; however, this adequacy decision requires renewal in 2025. The European Commission may intervene at any time with respect to its adequacy decision. The United Kingdom’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation, with the United Kingdom potentially being considered an inadequate third country under the GDPR, meaning that transfers of personal information from the European Economic Area to the United Kingdom would require an alternative transfer mechanism. Furthermore, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and European Economic Area.

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

The CCPA and CPRA could mark the beginning of a trend toward more stringent data protection, security and privacy legislation in the U.S. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, Virginia, Colorado, Utah and Connecticut have each passed laws similar to but different from the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon and Texas have enacted similar laws that went into effect in 2024; Tennessee, Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, and New Jersey have enacted similar laws that went into effect in 2025; and Indiana, Kentucky, and Rhode Island have enacted similar laws that go into effect in 2026. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent data protection, security and privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. Further, several states have enacted laws that provide additional protection to consumer health data, including Washington, which enacted the My Health, My Data Act, which, among other things, provides for a private right of action, and Nevada and Connecticut, which have enacted similar laws. Additionally, the U.S. Department of Justice recently issued a final rule that took effect in April 2025, which places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in certain “countries of concern” or with other specified links to such countries. Responsibilities and liabilities under, and other potential impacts of, the GDPR, the UK GDPR, the CCPA, and other U.S. laws are significant, and we may be required to put in place additional measures designed to comply with these regimes.

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

Additionally, other jurisdictions are considering new or expanded laws or regulations relating to privacy, security and data protection. We expect laws, regulations, industry standards and other obligations worldwide relating to privacy, data protection, and cybersecurity to continue to evolve, and that there will continue to be new, modified, and re-interpreted laws, regulations, standards, and other obligations in these areas. For example, the Network and Information Security Directive II, or NIS2, adopted in 2023, aims to enhance cybersecurity across critical infrastructure and essential services in the EU. It expands the scope of the 2016 NIS Directive to include additional sectors while enforcing stricter governance and accountability requirements. NIS2 requires all 27 EU member states to issue implementing legislation by October 2024; however, several EU member states have not finalized their respective legislation and guidance.

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

We currently manufacture the starting material for Amphadase® and enoxaparin as well as the APIs for isoproterenol, nitroprusside, and medroxyprogesterone at our manufacturing facility in China, and we plan to use this facility to manufacture several of the APIs for products in our pipeline. Additionally, we intend to continue to invest in the expansion of this manufacturing facility. Our manufacturing facility and operations in China involve significant risks, including:

●	disruptions in the construction of the manufacturing facility;
●	interruptions to our operations in China or the inability of our manufacturing facility to produce adequate quantities of raw materials or APIs to meet our needs as a result of natural catastrophic events or other causes beyond our control such as power disruptions or widespread disease outbreaks, including the recent outbreaks that impact animal-derived products, such as the importation of pig-derived crude heparin from countries impacted by the African swine flu, and the COVID-19 pandemic, which resulted in import and export complications, and otherwise cause shortages in the supply of raw materials or cause disruptions in our manufacturing capability;
●	product supply disruptions and increased costs as a result of heightened exposure to changes in the policies of the Chinese government, political unrest or unstable economic conditions in China;

●	the imposition of additional tariffs, export controls or other trade barriers as a result of changes in social, political, and economic conditions or in laws, regulations, and policies governing foreign trade, including U.S. export controls impacting the ability to send certain products and technology, specifically related to semi-conductor manufacturing and supercomputing (including a prohibition on exports, reexports, and transfers to and within China without an export license, and the addition of new China-based entities to certain U.S. restricted party lists including the Entity List and Unverified List, trade sanctions and import laws and regulations, tariffs on various imports into the U.S. from China including those previously implemented and additional tariffs that may in the future be implemented by the U.S. government (including on imports of pharmaceutical products into the United States currently under investigation by the U.S. Department of Commerce, among other potential tariffs), the implementation, scope, and duration of which remain uncertain;
●	the imposition of retaliatory trade measures by China or other countries in response to new or escalated tariffs, export controls, or other trade measures by the United States (including those previously implemented by China and other countries, such as tariffs on U.S.-origin items and export controls on certain rare earth materials), which may affect the availability and/or price of materials used in our supply chain, and the implementation, scope, and duration of which remain uncertain;
●	the nationalization or other expropriation of private enterprises or intellectual property by the Chinese government, which could result in the total loss of our investment in China; and
●	interruptions to our manufacturing or business operations resulting from geo-political actions, global conflicts, natural disasters including earthquakes, typhoons, floods, and fires, or outbreaks of health epidemics or outbreaks in livestock or animals that impact or restrict importation, use, or distribution of animal-derived products.

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

We are continuing to expand our international operations as part of our growth strategy. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. There is a possibility that the United States could continue to impose greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. For example, since September 2018, the U.S. Trade Representative (the “USTR”) enacted Section 301 tariffs on certain commodities from certain U.S. trading partners, most prominently China and Brazil, affecting hundreds of billions of dollars of imports. In addition, between February 4, 2025 and February 23, 2026, the U.S. government imposed “fentanyl-related” tariffs of 10% to 35% on the import of almost all Chinese-, Mexican-, and Canadian-origin items with an exception for items qualifying for duty-free treatment under the U.S.-Mexico-Canada Agreement, as well as additional “reciprocal” tariffs of 10% to 125% on certain products of most other U.S. trading partners, including China, after April 2025, with exemptions for certain pharmaceutical products, semiconductors, and consumer electronics. Since March 2025, the U.S. government has also implemented new Section 232 tariffs of 10% to 50% on various commodities based on findings by the U.S. government that imports of these items threaten to impair U.S. national security, including with regard to imports of certain articles of steel and aluminum; passenger vehicles, trucks, and automotive components; certain articles of copper; and timber, lumber, and certain article of wood. Following a Supreme Court ruling on February 20, 2026, the U.S. government ceased collecting the fentanyl-related and reciprocal tariffs on February 24, 2026. On the same day, the U.S. government implemented a “temporary import surcharge” under authorities provided in Section 122 of the Trade Acts of 1974, currently set at 15% and scheduled to last for a period of 150 days. This temporary import surcharge, like the reciprocal tariffs preceding it, excludes certain items, including pharmaceutical products, certain electronics, and other items specified in Annexes to the President’s February 20, 2026 executive order “Imposing a Temporary Import Surcharge to Address Fundamental International Payments Problems.” These trade policies, including applicable items, tariff rates, countries, and exceptions, are subject to change. Additional tariffs may in the future also be implemented by the U.S. government (including on imports of pharmaceutical products into the United States, which are currently under Section 232 investigation by the U.S. Department of Commerce), the implementation, scope, and duration of which remain uncertain. Tariffs on imports of APIs and starting materials used in our products, or retaliatory trade measures taken by China or other countries, which could potentially include restricted access to APIs or starting materials used in our products, could result in us needing to raise prices, make changes to our products, or otherwise materially harm our business, financial condition and results of operations. Further, the continued threats of tariffs, trade restrictions, and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the focus of the U.S. government on issues related to China, including the imposition of additional restrictions on exports related to semi-conductor manufacturing and supercomputing, the imposition of outbound investment controls affecting U.S. persons’ ability to invest in certain enterprises in China, and the addition of entities based in China to various restricted party lists, along with uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could occur and could directly and adversely impact our financial results and results of operations.

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

The Chinese government has exercised, and continues to exercise, substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to conduct our proposed manufacturing operations in China may be harmed by changes in its laws and regulations, including those relating to taxation, tariffs and other trade restrictions, environmental regulations, land use rights, property ownership and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or entities, including our Chinese operating subsidiary, ANP.

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

Based on the public statements to date, these packages include:

●	comprehensive financial sanctions against major Russian banks (including SWIFT cut off);

●	designation of individuals and entities seen to support Russian military activities;

●	additional designations of Russian individuals including but not limited to those with significant business interests and government connections; and

●	enhanced export controls and trade sanctions targeting Russia’s imports of a wide range of goods and services as a whole, including potentially tighter controls on exports and reexports of items previously subject to only a low level of control, stricter licensing policy with respect to issuing export licenses, increased restrictions on services, and/or increased use of additional “end-use” controls to block or impose licensing requirements on exports.

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

There may also be situations where we use our business judgment and decide to market and sell products, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts, a situation commonly referred to as an at-risk launch. The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, damages measured by the profits lost by the patent owner and not necessarily by the profits earned by the infringer as well as injunctive relief, which would halt our ability to market and sell such products altogether. In the case of a willful infringement, the definition of which is subjective, such damages may be increased up to three times. Moreover, because of the discount pricing typically involved with generic products, patented proprietary products generally realize a substantially higher profit margin than generic products. An adverse decision in a case such as this or in other similar litigation could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

In addition, we have registered approximately 15.1 million shares subject to options and RSUs outstanding or reserved for future issuance under our equity compensation plans. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Jack Y. Zhang and Mary Z. Luo, each of whom serves as a director and an executive officer, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2025, Jack Y. Zhang and Mary Z. Luo, or Drs. Zhang and Luo, each of whom serves as one of our directors and executive officers, and their affiliates beneficially own approximately 26.2% of our outstanding common stock, including shares of common stock subject to options exercisable within 60 days of December 31, 2025. Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 28.8% of the outstanding, including shares of our common stock, based on the number of shares outstanding and shares of our common stock subject to options exercisable within 60 days of December 31, 2025. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

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

Jack Y. Zhang and Mary Z. Luo have each pledged shares of our common stock to secure funds borrowed under existing credit lines by UBS Group and its affiliates, or UBS, East West Bank, or East West, and Cathay Bank. As of December 31, 2025, UBS had extended combined credit lines of $15.0 million to Applied Physics & Chemistry Laboratories, Inc., or APCL, which is controlled by Dr. Zhang and Dr. Luo, East West had agreed to a loan of up to $12.0 million to Drs. Zhang and Luo, and Cathay Bank had agreed to a loan of up to $30.0 million to APCL and Dr. Luo. The UBS credit lines are secured by a pledge of 801,156 shares of our common stock currently held by APCL, the East West loan is secured by a pledge of 800,000 shares of our common stock held by Dr. Zhang and the Cathay Bank loan is secured by a pledge of 2,000,000 shares of our common stock held by APCL and Dr. Luo. Interest on each of these loans accrues at market rates. UBS has an unlimited and unilateral right to call each of the credit lines for any reason whatsoever, and each of East West and Cathay Bank has acceleration rights to protect itself in the event of a default.

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

Although our Board has authorized a share repurchase program, and we repurchased approximately 2.9 million of our shares during 2025 for $75.4 million, any determination to continue to execute our stock repurchase program as planned will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors, as well as our Board's continuing determination that the repurchase program is in the best interests of our shareholders and is in compliance with all laws and agreements applicable to the repurchase program. Our stock repurchase program does not obligate us to acquire any specific number of shares. If we fail to meet any expectations related to stock repurchases, the market price of our stock could decline significantly, and could have a material adverse impact on investor confidence. Additionally, price volatility of our stock over a given period may cause the average price at which we repurchase our own stock to exceed the stock market price at a given point in time.

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

A portion of our revenues, indebtedness and other liabilities and our costs are denominated in foreign currencies, including the Chinese yuan and the euro. We report our financial results in U.S. dollars. Our results of operations and, in some cases, cash flows may in the future be adversely affected by certain movements in exchange rates. We also expect that certain exchange rates may be more volatile than normal as a result of political and civil unrest, global conflicts, tariff policies, supply chain disruptions, heightened inflationary pressures, and fluctuating interest rates, as well as other uncertain macroeconomic conditions. From time to time, we may implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, any such hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations.

We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of a multi-year implementation of a new global enterprise resource planning (“ERP”) system. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business and is intended to replace our existing operating and financial systems. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement the ERP system without experiencing delays, increased costs and other difficulties. If we are unable to successfully design and implement the new ERP system as planned, our financial positions, results of operations and cash flows could be negatively impacted. Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, and accordingly, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be further delayed.

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

Changes in tax laws, tax rulings, or the way in which such laws and rulings are interpreted or implemented, could adversely affect our effective tax rate and tax expense. For example, in 2022 the U.S. government enacted the Inflation Reduction Act of 2022, which imposes a 1% excise tax on certain stock repurchases (including potentially pursuant to our stock repurchase program) and a 15% alternative minimum tax on adjusted financial statement income. In addition, the OBBB Act was signed into law on July 4, 2025 and introduced significant changes to U.S. federal tax law. We are continuing to evaluate the full impact of the OBBB Act on us. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws (“Pillar 2”), including a proposed 15% global minimum tax that has been and is being adopted by several countries. The United States has withdrawn support for Pillar 2, but the G7 and the U.S. Treasury Department announced an agreement that the U.S. international tax regime will operate “side-by-side” with Pillar 2 rules. We are continuing to monitor the enactment and implementation of Pillar 2 legislation, and the impact on our financial position and results of operations.

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

Our operating results may be subject to quarterly and annual fluctuations as a result of a number of factors, including the following:

●	the commercial success of our key products and those of our customers;
●	results of clinical trials of our product candidates or those of our competitors;
●	pricing actions by competitors;
●	the timing of orders or any cancellation of orders from our customers;
●	manufacturing or supply interruptions;
●	actions by regulatory bodies, such as the FDA, that have the effect of delaying or rejecting approvals of our product candidates;
●	changes in the prescription practices of physicians;
●	changes or developments in laws or regulations applicable to our product candidates;
●	introduction of competitive products or technologies;
●	failure to meet or exceed financial projections we provide to the public;
●	actual or anticipated variations in quarterly operating results;
●	failure to meet or exceed the estimates and projections of securities analysts or investors;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures,

capital commitments or achievement of significant milestones;
●	changes in, or termination of our agreements with our business partners;
●	developments concerning our sources of manufacturing supply;
●	disputes or other developments relating to patents or other proprietary rights;
●	litigation or investigations involving us, our industry, or both;
●	additions or departures of key scientific or management personnel;
●	announcements or issuances of debt, equity or convertible securities;
●	sales of our common stock by our stockholders;
●	changes in the market valuations of similar companies;
●	major catastrophic events;
●	major changes in our Board of Directors or management or departures of key personnel;
●	our overall effective tax rate, including impacts caused by any reorganization in our corporate structure, and any new legislation or regulatory developments, including the OBBB Act;
●	changes in accounting principles;
●	general economic and market conditions and overall fluctuations in U.S. equity markets; or
●	the other factors described in this “Item 1A, Risk Factors” section.

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

From time to time, we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes, employment-related claims, and other matters relating to various claims that arise in the normal course of our business in addition to governmental and other regulatory investigations and proceedings. For example, former employees have filed claims against us under California’s Private Attorneys General Act, or PAGA. PAGA allows an aggrieved staff member to bring a lawsuit on behalf of other current and former staff members for labor code violations. In addition, third parties may, from time to time, assert claims against us in the form of letters and other communications. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses in defense and/or attorneys’ costs or liability and/or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Head of the Information Technology Systems, or ITS, department, who reports to our Chief Executive Officer, to manage the risk assessment and mitigation process. As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and management. Personnel at all levels and departments are made aware of our cybersecurity policies through training.

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

Item 2. Properties.

Our manufacturing facilities are located in Rancho Cucamonga and South El Monte, California; Canton, Massachusetts; Éragny-sur-Epte, France; and Nanjing, China. As of December 31, 2025, we own or lease a total of 69 buildings at six locations in the U.S., France and China, that comprise 2.5 million square feet of manufacturing, research and development, distribution, packaging, laboratory, office and warehouse space. Our facilities are regularly inspected by the FDA in connection with our product approvals, and we believe that all of our facilities are being operated in material compliance with the FDA’s cGMP regulations.

The following table provides a summary of our owned properties:

	Aggregate
	Facility Size
Location	(in square feet)	Primary Use
Rancho Cucamonga, CA	267,674	Headquarters, research and development, laboratories, manufacturing, packaging, warehousing and administrative offices
Éragny-sur-Epte, France	251,983	Manufacturing, laboratories, warehousing and administrative offices
Canton, MA	216,590	Manufacturing, packaging, warehousing, distribution and administrative offices
Nanjing, China	1,103,737	Manufacturing, procurement, research and development, warehousing, and administrative offices
Chino, CA	57,968	Research and development, and laboratories
South El Monte, CA	21,200	Manufacturing

The properties leased by us have expiration dates ranging from 2026 to 2035 (including certain renewal options). The following table provides a summary of our leased properties:

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

For information on legal proceedings, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note. 19 Litigation.”

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

Holders of Record

At February 20, 2026, we had 45,370,171 shares of common stock outstanding held by approximately 115 stockholders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders, including stockholders who are beneficial owners but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2020, with the cumulative stockholder return since December 31, 2020, on two indices: the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2020, both in our common stock and each index. It also assumes reinvestment of dividends, if any. Historical stockholder return shown is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$350
$300
$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
Amphastar Pharmaceuticals, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2025

The table below provides information with respect to repurchases of our common stock.

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet Be
		Average	Purchased as Part of	Purchased Under the Plans
	Total Number of Shares	Price Paid	Publicly Announced Plans	or Programs(1)
Period	Purchased	per Share	or Programs(1)	(in millions)
October 1 - October 31, 2025	396,845	$24.55	396,845	$35.4
November 1 - November 30, 2025	203,261	25.89	203,261	30.1
December 1 - December 31, 2025	206,858	26.57	206,858	24.6
(1)	These repurchases were made under our previously authorized share buyback program (see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 15. Stockholders’ Equity – Share Buyback Program”).

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in Item 8 under the heading “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements. These risks, uncertainties and other factors include among others, those identified under the “Special Note About Forward-Looking Statements,” above and described in greater detail elsewhere in this Annual Report on Form 10-K, particularly in Item 1A, under the heading “Risk Factors.”

In this section, we generally discuss the results of our operations for the year ended December 31, 2025, compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024, to the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025, which discussion is hereby incorporated herein by reference.

Overview

We are a biopharmaceutical company focusing on developing, manufacturing, and commercializing technically challenging generic and proprietary injectable, inhalation, and intranasal products, as well as active pharmaceutical ingredient, or API products. We currently manufacture and sell over 25 prescription pharmaceutical products, and an over-the-counter product, Primatene MIST®.

Our largest products by net revenues currently include BAQSIMI®, Primatene MIST®, epinephrine, glucagon, and lidocaine.

We are currently developing a portfolio of generic abbreviated new drug applications, or ANDAs, biologics license applications, or BLAs, including biosimilar insulin product candidates, and proprietary product candidates, which are in various stages of development and target a variety of indications. One ANDA and one biosimilar insulin candidate are currently on file with the FDA.

To complement our internal growth and expertise, we have in-licensed several early-stage proprietary products and have made several strategic acquisitions of companies, products and technologies. These acquisitions collectively have strengthened our core injectable and inhalation product technology infrastructure by providing additional manufacturing, marketing, and research and development capabilities, including the ability to manufacture raw materials, APIs, and other components for our products.

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

See “Part I – Item 1A, Risk Factors” for further discussion of the potential adverse impact of unfavorable global and geopolitical economic conditions on our business, results of operations and financial conditions.

Recent Developments

In August 2025, the FDA approved our Iron Sucrose Injection, USP 50mg/2.5mL, 100mg/5mL, and 200mg/10mL in single-dose vials, which we launched in the third quarter of 2025.

In August 2025, we entered into a License Agreement with Nanjing Anji Biotechnology Co., Ltd., or Anji, pursuant to which Anji has granted an exclusive license to certain intellectual property controlled by Anji to develop, make, use and commercialize products incorporating or comprising certain compounds, including three identified products, or Licensed Products, in the United States and Canada. During the year ended December 31, 2025, we made an earnest payment and upfront payment totaling $6.0 million to Anji upon the signing of the License agreement. The agreement is also subject to potential development milestone payments, as well as sales milestone and royalty payments. For more information regarding the Anji license agreement, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 17. Commitments and Contingencies.”

In December 2025, the FDA approved our Teriparatide Injection, USP 560mcg/2.24mL in single-patient-use prefilled pen, which we launched in December 2025.

In January 2026, we entered into a License Agreement with Nanjing Hanxin Pharmaceutical Technology Co., Ltd., or Hanxin, pursuant to which Hanxin has granted an exclusive license to a fully synthetic corticotropin (ACTH) analog, now designated AMP-110, in the United States and Canada. AMP-110 is designed to address inflammatory and autoimmune conditions with a potentially improved safety profile compared to porcine-derived ACTH products. In January 2026, we made an upfront payment of $2.0 million to Hanxin upon signing the License Agreement. The agreement is also subject to potential development milestone payments, as well as sales milestone and royalty payments. For more information regarding the Hanxin license agreement, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 20. Subsequent Events.”

In February 2026, the FDA approved our Ipratropium Bromide HFA inhalation aerosol, 17 mcg/actuation, which we plan to launch early in the second quarter of 2026.

Business Segments

Our performance is assessed and resources are allocated based on one reportable segment, pharmaceutical products.

For more information regarding our segments, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5. – Segment Reporting.”

Results of Operations

Year ended December 31, 2025 compared to year ended December 31, 2024

Net revenues

	Year Ended December 31,		Change
	2025	2024	Dollars	%

	(in thousands)
Net revenues
Product revenues, net	$719,887	$712,814	$7,073	1%
Other revenues	—	19,153	(19,153)	(100)%
Total net revenues	$719,887	$731,967	$(12,080)	(2)%

Cost of revenues	$363,830	$358,112	$5,718	2%
Gross profit	$356,057	$373,855	$(17,798)	(5)%
as % of net revenues	49%	51%

The increase in product revenues, net, for 2025 was primarily due to the following changes:

	Year Ended December 31,		Change
	2025	2024	Dollars	%

	(in thousands)
Product revenues, net:
BAQSIMI®	$185,358	$126,898	$58,460	46%
Primatene MIST®	108,669	102,012	6,657	7%
Epinephrine	70,643	94,090	(23,447)	(25)%
Glucagon	69,084	108,319	(39,235)	(36)%
Lidocaine	56,479	55,854	625	1%
Other products	229,654	225,641	4,013	2%
Total product revenues, net	$719,887	$712,814	$7,073	1%

Product Revenues, net

BAQSIMI® sales increased primarily due to an increase in unit volume, as we assumed full distribution responsibilities globally at the beginning of 2025. Total BAQSIMI® sales growth, including units sold by Lilly in 2024 which were accounted for in other revenues, was 12%. Primatene MIST® sales increased primarily due to an increase in unit volumes driven by our continued marketing efforts. The decrease in sales of epinephrine was due to a decrease in unit volume, impacting sales by $13.4 million, as well as a lower average selling price, which impacted sales by $10.0 million, primarily as a result of increased competition for our multi-dose epinephrine vial product. The decrease in sales of glucagon was due to a lower average selling price, which impacted sales by $24.3 million, as well as a decrease in unit volumes, impacting sales by $14.9 million, as a result of competition and the continued shift to ready to use glucagon products such as BAQSIMI®. The increase in other products was primarily due to an increase in albuterol sales of $14.7 million and iron sucrose sales of $4.4 million, which were launched in August 2024 and August 2025, respectively, as well as an increase in sales for several other products including sodium bicarbonate and atropine due to an increase in demand caused by other supplier shortages. This increase was partially offset by a decrease in sales of enoxaparin of $9.9 million and dextrose of $9.6 million due to increased competition.

We anticipate that sales of glucagon will continue to decline in the future due to competitive dynamics. We also anticipate that sales of epinephrine and other products will continue to fluctuate depending on the ability of our competitors to supply market demands.

Other Revenues

As we completed the assumption of distribution responsibilities globally for BAQSIMI® at the beginning of 2025, all BAQSIMI® related revenues in the current period are recognized in product revenues, net. Other revenues in the previous period include the portion of BAQSIMI® sales made by Lilly on our behalf under the TSA, which amounted to $19.2 million during the year ended December 31, 2024, based on total BAQSIMI® sales of $37.6 million as reported to us by Lilly, which was recognized on a net basis, similar to a royalty arrangement.

Backlog

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. We had no significant backlog as of December 31, 2025. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

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

Selling, distribution, and marketing, and general and administrative

	Year Ended December 31,		Change
	2025	2024	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$43,885	$37,802	$6,083	16%
General and administrative	85,925	56,720	29,205	51%

The increase in selling, distribution and marketing expenses was primarily due to expenses related to the expansion of our sales and marketing efforts related to BAQSIMI®, including expenses related to our co-promotion contract with MannKind, and sales efforts related to Primatene MIST®. The increase in general and administrative expense was primarily related to a legal settlement, which increased expenses by $23.1 million.

We expect that selling, distribution and marketing expenses will continue to increase due to the increase in marketing expenditures for BAQSIMI® and Primatene MIST®. Legal fees may fluctuate from period to period due to the timing of patent challenges and other litigation matters.

Research and development

	Year Ended December 31,		Change
	2025	2024	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$34,027	$31,634	$2,393	8%
Pre-launch inventory	960	483	477	99%
Clinical trials	3,038	594	2,444	411%
FDA fees	1,568	1,715	(147)	(9)%
Materials and supplies	15,157	16,813	(1,656)	(10)%
Depreciation	14,603	12,486	2,117	17%
Other expenses(1)	16,491	10,189	6,302	62%
Total research and development expenses	$85,844	$73,914	$11,930	16%
(1)	Includes the earnest payment and upfront payment totaling $6.0 million relating to the licensing agreement with Anji.

Research and development expenses consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

Research and development expenses increased primarily due to the $6.0 million payment for the licensing agreement that we entered into with Anji in the third quarter of 2025. Additionally, we had an increase in clinical trial expense, primarily for our insulin and inhalation pipeline products, as well as an increase in depreciation expense. This was partially offset by a decrease in material and supply expenses.

We have made, and expect to continue to make, substantial investments in research and development to expand our product portfolio and grow our business. We expect that research and development expenses will increase on an annual basis due to increased clinical trials costs related to our insulin and inhalation product candidates. These expenditures will include costs of APIs developed internally as well as APIs purchased externally for use in research and development, the cost of purchasing reference listed drugs and the costs of performing the clinical trials. As we undertake new and challenging research and development projects, we anticipate that the associated costs will increase significantly over the next several quarters and years.

Non-operating expenses, net

	Year Ended December 31,		Change
	2025	2024	Dollars	%

	(in thousands)
Non-operating expenses:
Interest income	$8,679	$10,612	$(1,933)	(18)%
Interest expense	(25,481)	(30,343)	4,862	(16)%
Other income (expenses), net	23	4,076	(4,053)	(99)%
Total non-operating expenses, net	$(16,779)	$(15,655)	$(1,124)	7%

The change in non-operating expenses, net is primarily a result of:

●	A decrease in interest income resulting from a decrease in interest rates on our cash and investments accounts.

●	A decrease in interest expense as a result of the repayment of the mortgage loan with East West Bank, as well as the accretion of the interest on the deferred payment for BAQSIMI®, both of which were paid in full in June 2024. For more information regarding our debt, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 13. Debt.”

●	A change to other income (expenses), net primarily as a result of foreign currency fluctuation, as well as mark-to-market adjustments relating to our interest rate swap contracts during the year ended December 31, 2025.

Income tax provision

	Year Ended December 31,		Change
	2025	2024	Dollars	%

	(in thousands)
Income tax provision	$25,530	$29,672	$(4,142)	(14)%
Effective tax rate	21%	16%

Our effective tax rate for the year ended December 31, 2025 increased in comparison to the year ended December 31, 2024, primarily due to lower excess tax benefit from share-based compensation. For more information regarding our income taxes, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14. – Income Taxes.”

On July 4, 2025, the One Big Beautiful Bill Act, or OBBB Act, was enacted into law. The OBBB Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBB Act did not result in any material adjustments to our total income tax provision for the year ended December 31, 2025.

Liquidity and Capital Resources

Cash Requirements and Sources

We need capital resources to maintain and expand our business. We expect our cash requirements to increase significantly as we sponsor clinical trials for, seek regulatory approvals of, and develop, manufacture and market our current development stage product candidates and pursue strategic acquisitions of businesses or assets. Our future capital expenditures include projects to upgrade, expand, and improve our manufacturing facilities in the United States and China, including a significant increase in capital expenditures over the next few years. We plan to fund this facility expansion with cash flows from operations.

Our cash obligations include the principal and interest payments due on our existing loans, and finance and operating lease payments. In addition, upon the achievement of various development, regulatory and commercial milestones for agreements, we have entered into with third parties, we are contractually obligated to pay additional amounts that, in the aggregate, are significant. These payments are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring, and any resulting cash requirements are managed through our operating budgeting processes. These obligations are not recorded on our consolidated balance sheets. As of December 31, 2025, the maximum amount that may be payable in the future for agreements we have entered into with third parties is approximately $1.0 billion. These obligations are further described below and throughout this Annual Report on Form 10-K.

As of December 31, 2025, our foreign subsidiaries collectively held $15.7 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months from the filing of this Annual Report on Form 10-K. We expect additional cash flows to be generated in the longer term from future product launches, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product launches, which could be lengthy or ultimately unsuccessful.

Working capital increased $117.6 million to $477.9 million at December 31, 2025, compared to $360.3 million at December 31, 2024.

Debt and Borrowing Capacity

Our outstanding debt obligations are summarized as follows:

	December 31,
	2025	2024	Change

	(in thousands)
Short-term debt and current portion of long-term debt	$1,641	$234	$1,407
Long-term debt	608,749	601,630	7,119
Total debt	$610,390	$601,864	$8,526

As of December 31, 2025, we had $219.5 million in unused borrowing capacity under revolving lines of credit with Wells Fargo Bank, China Merchant Bank, and Industrial and Commercial Bank of China Limited.

The weighted average interest rates on lines of credit as of December 31, 2025 and 2024 were 3.4% and 4.0%, respectively. For our loans with Wells Fargo Bank, we have entered into fixed interest rate swap contracts to exchange the variable interest rates for fixed interest rates.

For more information regarding our outstanding indebtedness, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 13. – Debt.”

Contractual Obligations and Commitments

Operating Lease Obligations

As of December 31, 2025 we had a total of $55.2 million of minimum rental payments due under operating leases. Of that amount, $10.6 million is due within 12 months as of December 31, 2025. For more information regarding our operating lease obligations see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements –Note. 17 – Commitments and Contingencies.”

Milestone Obligations

BAQSIMI®

The terms of our Purchase Agreement with Lilly require us to make future sales-based milestone payments aggregating up to $575.0 million based on achievement of specified net sales amounts. As of December 31, 2025, we have not triggered any milestones and therefore no amounts have been recognized or paid. The amount and timing of such future obligations are unknown and uncertain.

Licensing Agreement with Anji

The terms of the license agreement with Anji require us to make cash payments to Anji of up to $42.0 million in development-based milestone payments and up to $225.0 million in sales-based milestone payments, subject to the achievement of the applicable development and sales milestone events respectively. Additionally, we are obligated to make royalty payments of 5% on net sales, not to exceed a maximum annual amount of $22.5 million each calendar year for each Licensed Product and a maximum accumulated amount of $60.0 million for each of the three Licensed Products. We are also required to pay Anji a certain percentage of sublicense income received from the sublicense transactions. As of December 31, 2025, we have not triggered any milestones and therefore no amounts have been recognized or paid. The amount and timing of such future obligations are unknown and uncertain.

Purchase Obligations

We have certain purchase obligations under which we are required to make minimum payments for items including, but not limited to inventory and raw materials. As of December 31, 2025, we had an aggregate amount of approximately $37.5 million of purchase obligations.

Cash Flows

The following table summarizes our cash flow activities for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024

	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$156,115	$213,386
Investing activities	(70,332)	(124,930)
Financing activities	(67,425)	(80,953)
Effect of exchange rate changes on cash	210	(190)
Net increase in cash, cash equivalents, and restricted cash	$18,568	$7,313

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $156.1 million for the year ended December 31, 2025, which included net income of $98.1 million. Non-cash items comprised primarily of $66.6 million of depreciation and amortization, which includes $31.6 million related to depreciation of property, plant and equipment; $25.1 million related to amortization of intangible assets; $6.5 million related to amortization of operating lease right-of-use assets; $3.4 million related to amortization of discounts, premiums, and debt issuance costs; and share-based compensation expense of $27.3 million.

Additionally, for the year ended December 31, 2025, there was a net cash outflow from changes in operating assets and liabilities of $66.0 million, which resulted primarily from increases in inventories and accounts receivable, and the net change in income tax. The increase in inventories was primarily due to the increased purchases of finished product, raw materials and components for BAQSIMI®, as we assumed full responsibility for the supply chain from Lilly. The increase in accounts receivables was primarily due to the timing of sales.

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

Investing Activities

Net cash used in investing activities was $70.3 million for the year ended December 31, 2025, primarily as a result of $34.9 million in purchases of property, plant, and equipment, which included $22.3 million incurred in the United States, $3.0 million in France, and $9.6 million in China, as well as a net cash outflow of $28.8 million from sales and purchases of investments during the period.

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

Financing Activities

Net cash used in financing activities was $67.4 million for the year ended December 31, 2025, primarily as a result of $75.6 million used to purchase treasury stock. This was partially offset by $2.9 million in net proceeds from the settlement of share-based compensation awards under our equity plan, as well as $6.2 million of net proceeds from borrowings on our line of credit in China.

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

We establish allowances for estimated chargebacks, rebates and product returns based on a number of qualitative and quantitative factors, including:

●	contract pricing and return terms of our agreements with customers;
●	wholesaler inventory levels and turnover;
●	historical chargeback and product return rates;
●	shelf lives of our products, which is generally two years;
●	direct communication with customers;
●	anticipated introduction of competitive products or authorized generics; and
●	anticipated pricing strategy changes by us and/or our competitors.

Although we believe that our estimates and assumptions are reasonable as of the date when made, actual results may differ significantly from these estimates. Our financial position, results of operations and cash flows may be materially and negatively impacted if actual returns exceed our estimated allowances for returns.

The following table summarizes activity in each of our product revenue allowance categories for the years ended December 31, 2025 and 2024:

	Chargebacks and		Management fees
	Rebates(1)	Product Returns(2)	and Incentives(3)
	(in thousands)
Balance as of December 31, 2023	$27,920	$17,179	$14,483
Provisions	298,230	9,597	62,939
Credits and payments issued to third parties	(260,361)	(6,917)	(60,166)
Balance as of December 31, 2024	$65,789	$19,859	$17,256
Provisions	452,070	19,963	72,581
Credits and payments issued to third parties	(433,828)	(15,746)	(71,612)
Balance as of December 31, 2025	$84,031	$24,076	$18,225
(1)	Chargeback and Rebates include chargebacks, managed care rebates, GPO rebates, government rebates, and co-pay program incentives. Chargeback and rebates were deducted from gross revenue at the time revenues were recognized and were recorded as a reduction to accounts receivables, net and accounts payable and accrued liabilities on our consolidated balance sheets.
(2)	Estimated provisions for product returns were deducted from gross revenues at the time revenues were recognized and are included in accounts payable and accrued liabilities and other long-term liabilities on our consolidated balance sheets.
(3)	Management fees and incentives include management and GPO fees and sales incentives and allowances, which were deducted from gross revenues at the time revenues were recognized and were recorded as accounts payable and accrued liabilities on our consolidated balance sheets.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standard Board, or FASB, issued Accounting Standard Update, or ASU, 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation table, as well as disclosure of income taxes paid disaggregated by jurisdiction. The disclosure requirements will be applied prospectively. We adopted this guidance on December 31, 2025 and updated our disclosures to conform to this tax disclosure requirements. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting-Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) included within income statement expense captions. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The standard updates are to be applied prospectively with the option for retrospective application. We are currently evaluating the impact of disclosure requirements related to the new standard on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt– Debt with Conversion and Other Options, (subtopic 470-20). The update is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for (a) convertible debt instruments with cash conversion features and (b) debt instruments that are not currently convertible. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025. We are currently evaluating the impact of the new standard on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU amends the existing standard to remove all references to prescriptive and sequential software development project stages. Under this guidance, eligible software development costs will begin to be capitalized when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed; management is required to consider whether there is significant uncertainty associated with the development activities of the software. This guidance is effective for all annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The guidance may be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. We are currently evaluating the impact of the new standard on our consolidated financial statements and related disclosures.

Government Regulation

Our products and facilities are subject to regulation by a number of federal and state governmental agencies. The FDA in particular, maintains oversight of the formulation, manufacture, distribution, packaging, and labeling of all of our products. The Drug Enforcement Administration, or DEA, maintains oversight over our products that are considered controlled substances.

Our manufacturing facilities as well as our CMOs are subject to periodic inspection by the FDA to ensure that they are operating in compliance with cGMP requirements. We believe that as of December 31, 2025, all of our manufacturing facilities and our CMOs are in compliance with all applicable regulations of federal and state governmental agencies, including all those of the FDA and DEA. Throughout 2025, we had inspections conducted by various regulatory agencies at some of our manufacturing facilities, which resulted in no critical observations.

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

Investment Risk

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary. As of December 31, 2025, none of our investments experienced any declines in fair value that we believe are other than temporary. We do not enter into investments for trading or speculative purposes.

As of December 31, 2025, we had $11.2 million deposited in six banks located in China, $3.8 million deposited in one bank located in France, and $0.7 million deposited in one bank located in the United Kingdom. We also maintained $111.4 million in cash equivalents that include money market accounts as of December 31, 2025. Additionally, we maintain approximately $96.1 million in investment grade corporate and municipal bonds as of December 31, 2025. The remaining amounts of our cash equivalents as of December 31, 2025, are in non-interest bearing accounts.

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

Interest Rate Risk

Our primary exposure to market risk is interest rate sensitive investments and credit facilities, which are affected by changes in the general level of U.S. interest rates. Due to the nature of our short-term investments, we believe that we are not subject to any material interest rate risk with respect to our short-term investments. In an effort to manage interest-rate exposures, we may enter into derivative contracts to achieve an acceptable balance between fixed- and floating-rate debt.

As of December 31, 2025, we had $610.4 million in long-term debt and finance leases outstanding, all of which have either a fixed interest rate or are locked-in fixed interest rates through swap contracts.

As of December 31, 2024, we had $601.9 million in long-term debt and finance leases outstanding, all of which have either a fixed interest rate or are locked-in fixed interest rates through swap contracts.

For more information regarding our debt agreements and interest rate swap contracts, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 13. – Debt.”

Foreign Currency Exchange Risk

Our products are primarily sold in the U.S. domestic market, and have little exposure to foreign currency price fluctuations. Our operations in France are exposed to market risk related to changes in foreign currency exchange rates, because our sales contracts are frequently denominated in euros, which are subject to fluctuations relative to the USD.

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

As of December 31, 2025, a theoretical 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would result in approximately $0.1 million reduction of foreign currency gains, and approximately $3.6 million reduction in other comprehensive income.

As of December 31, 2024, a theoretical 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would result in approximately $1.2 million reduction of foreign currency gains, and approximately $3.1 million reduction in other comprehensive income.

As of December 31, 2025 and 2024, our foreign subsidiaries had cash balances denominated in foreign currencies in the amount of $7.7 million and $6.6 million, respectively.

Item 8. Financial Statements and Supplementary Data.

Index to Amphastar Pharmaceuticals, Inc. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Amphastar Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amphastar Pharmaceuticals, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserves for chargebacks and rebates
Description of the Matter

The Company’s reserves for chargebacks and rebates totaled $79.2 million at December 31, 2025. As described in Note 3 to the consolidated financial statements, the Company estimates chargebacks and rebates using the expected value method at the time of sale to customers based on inventory stocking levels, historical chargeback and rebate rates, and current contract pricing.

Auditing the estimates for chargebacks and rebates was complex due to the judgmental nature of the assumptions used. In particular, for product that remains in the distribution channel at December 31, 2025, management is required to estimate the applicable rates that are utilized to calculate the ending chargebacks and rebate reserves.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the chargebacks reserve estimation process. This included testing controls over management’s review of significant assumptions and inputs used for the chargebacks reserve estimate, including actual sales, historical experience, wholesaler inventory levels, and contract pricing.

To test the reserve for chargebacks, we evaluated the reasonableness of the applicable chargebacks rate by comparing rates at different time periods, including historical and subsequent periods, and performing sensitivity analyses over those rates. We evaluated subsequent activity to assess whether there was any new information that would require adjustment to the reserve.

To test the reserve for rebates, we assessed the reasonableness of management’s rebate rates assumptions by evaluating the historical trends, developing an independent range of the assumptions, and testing a sample of rebate payments. We also evaluated subsequent activity to assess whether there was any new information that would require adjustment to the reserve.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998.

Irvine, California

February 26, 2026

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$170,177	$151,609
Restricted cash	235	235
Short-term investments	112,635	70,036
Restricted short-term investments	2,200	2,200
Accounts receivable, net	143,560	136,289
Inventories	176,890	153,741
Income tax refunds and deposits	17,167	1,747
Prepaid expenses and other assets	13,152	18,214
Total current assets	636,016	534,071

Property, plant, and equipment, net	310,567	297,345
Finance lease right-of-use assets	221	383
Operating lease right-of-use assets	42,931	46,899
Goodwill and intangible assets, net	565,965	590,660
Long-term investments	—	10,996
Other assets	31,135	25,992
Deferred tax assets	42,464	71,124
Total assets	$1,629,299	$1,577,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$148,348	$157,057
Income taxes payable	239	9,664
Current portion of long-term debt	1,641	234
Current portion of operating lease liabilities	7,928	6,804
Total current liabilities	158,156	173,759

Long-term reserve for income tax liabilities	5,926	6,957
Long-term debt, net of current portion and unamortized debt issuance costs	608,749	601,630
Long-term operating lease liabilities, net of current portion	37,684	41,881
Other long-term liabilities	29,979	20,945
Total liabilities	840,494	845,172
Commitments and contingencies (see Note 17)
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 61,779,883 and 45,645,497 shares issued and outstanding, respectively, as of December 31, 2025 and 60,847,124 and 47,617,691 shares issued and outstanding, respectively, as of December 31, 2024	6	6
Additional paid-in capital	535,380	505,400
Retained earnings	666,881	568,787
Accumulated other comprehensive loss	(5,314)	(9,181)
Treasury stock	(408,148)	(332,714)
Total stockholders' equity	788,805	732,298
Total liabilities and stockholders’ equity	$1,629,299	$1,577,470

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net revenues:
Product revenues, net	$719,887	$712,814	$593,238
Other revenues	—	19,153	51,157
Total net revenues	719,887	731,967	644,395

Cost of revenues	363,830	358,112	293,274
Gross profit	356,057	373,855	351,121

Operating expenses:
Selling, distribution, and marketing	43,885	37,802	28,853
General and administrative	85,925	56,720	51,540
Research and development	85,844	73,914	73,741
Total operating expenses	215,654	168,436	154,134

Income from operations	140,403	205,419	196,987

Non-operating expenses:
Interest income	8,679	10,612	5,459
Interest expense	(25,481)	(30,343)	(27,158)
Other income (expenses), net	23	4,076	(3,929)
Total non-operating expenses, net	(16,779)	(15,655)	(25,628)

Income before income taxes	123,624	189,764	171,359
Income tax provision	25,530	29,672	31,833
Income before equity in losses of unconsolidated affiliate	98,094	160,092	139,526

Equity in losses of unconsolidated affiliate	—	(573)	(1,981)

Net income	$98,094	$159,519	$137,545

Net income per share:
Basic	$2.10	$3.29	$2.85

Diluted	$2.03	$3.06	$2.60

Weighted-average shares used to compute net income per share:
Basic	46,743	48,429	48,265

Diluted	48,215	52,058	53,001

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$98,094	$159,519	$137,545

Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	3,867	(695)	298
Change in pension obligations	—	(8)	(152)
Total other comprehensive income (loss)	3,867	(703)	146

Total comprehensive income	$101,961	$158,816	$137,691

See accompanying notes to consolidated financial statements.

Amphastar Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	loss	Shares	Amount	Total
Balance as of December 31, 2022	58,110,231	$6	$455,077	$271,723	$(8,624)	(9,998,162)	$(189,524)	$528,658
Net income	—	—	—	137,545	—	—	—	137,545
Other comprehensive income	—	—	—	—	146	—	—	146
Purchase of treasury stock	—	—	—	—	—	(1,338,757)	(58,144)	(58,144)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(237)	—	—	15,606	237	—
Issuance of common stock in connection with the Company's equity plans	1,279,963	—	10,974	—	—	—	—	10,974
Share-based compensation expense	—	—	20,242	—	—	—	—	20,242
Balance as of December 31, 2023	59,390,194	$6	$486,056	$409,268	$(8,478)	(11,321,313)	$(247,431)	$639,421
Net income	—	—	—	159,519	—	—	—	159,519
Other comprehensive loss	—	—	—	—	(703)	—	—	(703)
Purchase of treasury stock	—	—	—	—	—	(1,919,670)	(85,458)	(85,458)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(175)	—	—	11,550	175	—
Issuance of common stock in connection with the Company's equity plans	1,456,930	—	(4,849)	—	—	—	—	(4,849)
Share-based compensation expense	—	—	24,368	—	—	—	—	24,368
Balance as of December 31, 2024	60,847,124	$6	$505,400	$568,787	$(9,181)	(13,229,433)	$(332,714)	$732,298
Net income	—	—	—	98,094	—	—	—	98,094
Other comprehensive income	—	—	—	—	3,867	—	—	3,867
Purchase of treasury stock	—	—	—	—	—	(2,915,580)	(75,586)	(75,586)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(152)	—	—	10,627	152	—
Issuance of common stock in connection with the Company's equity plans	932,759	—	2,855	—	—	—	—	2,855
Share-based compensation expense	—	—	27,277	—	—	—	—	27,277
Balance as of December 31, 2025	61,779,883	$6	$535,380	$666,881	$(5,314)	(16,134,386)	$(408,148)	$788,805

See accompanying notes to consolidated financial statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$98,094	$159,519	$137,545
Reconciliation to net cash provided by operating activities:
Loss on disposal of assets	39	9	475
Impairment of long-lived assets	—	—	2,700
Loss (gain) on interest rate swaps and foreign currency transactions, net	2,492	(2,792)	5,330
Depreciation of property, plant, and equipment	31,647	28,249	25,205
Amortization of intangible assets	25,048	24,718	12,830
Operating lease right-of-use asset amortization	6,506	4,238	3,742
Amortization of discounts, premiums, and debt issuance costs	3,355	6,032	11,399
Equity in losses of unconsolidated affiliate	—	573	1,981
Share-based compensation expense	27,277	24,368	20,242
Changes in reserve for uncertain tax positions	(1,032)	891	(1,159)
Changes in deferred taxes, net	28,660	(17,872)	(12,578)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,367)	(21,671)	(26,086)
Inventories	(21,063)	(48,797)	(1,724)
Prepaid expenses and other assets	(3,530)	(10,726)	(2,728)
Income tax refunds, deposits, and payable, net	(24,843)	6,834	(3,319)
Operating lease liabilities	(5,609)	(3,750)	(3,589)
Accounts payable and accrued liabilities	(4,559)	63,563	13,237
Net cash provided by operating activities	156,115	213,386	183,503

Cash Flows From Investing Activities:
BAQSIMI® acquisition	—	(129,000)	(506,406)
Purchases and construction of property, plant, and equipment	(34,882)	(41,041)	(38,166)
Purchase of intangible assets	(2,250)	—	—
Purchase of investments	(119,130)	(76,792)	(144,556)
Maturity of investments	90,291	126,022	38,622
Deposits and other assets	(4,361)	(4,119)	1,390
Net cash used in investing activities	(70,332)	(124,930)	(649,116)

Cash Flows From Financing Activities:
Proceeds from equity plans, net of withholding tax payments	2,855	(4,849)	10,974
Purchase of treasury stock	(75,586)	(85,458)	(58,144)
Debt issuance costs	(687)	(816)	(25,079)
Proceeds from borrowing under lines of credit	6,216	18,433	—
Proceeds from issuance of long-term debt	—	—	845,000
Principal payments on long-term debt	(223)	(8,263)	(318,658)
Net cash provided by (used in) financing activities	(67,425)	(80,953)	454,093

Effect of exchange rate changes on cash	210	(190)	(282)

Net increase (decrease) in cash, cash equivalents, and restricted cash	18,568	7,313	(11,802)

Cash, cash equivalents, and restricted cash at beginning of period	151,844	144,531	156,333

Cash, cash equivalents, and restricted cash at end of period	$170,412	$151,844	$144,531

Noncash Investing and Financing Activities:
Deferred payment for BAQSIMI® acquisition	$—	$—	$121,699
Capital expenditures included in accounts payable	$7,741	$5,622	$4,454
Operating lease right-of-use assets in exchange for operating lease liabilities	$2,537	$18,804	$10,521

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$23,218	$26,811	$17,573
Income taxes paid	$22,710	$40,104	$49,001

See accompanying notes to consolidated financial statements

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business

Amphastar Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, hereinafter referred to as the “Company”), is a biopharmaceutical company that focuses on developing, manufacturing, and commercializing technically challenging generic and proprietary injectable, inhalation, and intranasal products, including products with high technical barriers to market entry. Additionally, the Company sells active pharmaceutical ingredient, or API, products. Most of the Company’s products are contracted and distributed through group purchasing organizations, drug wholesalers, and drug retailers. The Company’s insulin API products are sold to other pharmaceutical companies for use in their own products and are being used by the Company in the development of injectable pharmaceutical products.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The principal accounting estimates include: fair value of financial instruments, allowance for credit losses, discounts, chargebacks and rebates, product returns, adjustment of inventory to its net realizable value, impairment of investments, long-lived and intangible assets and goodwill, litigation reserves, stock price volatility for share-based compensation expense, valuation allowances for deferred tax assets, and liabilities for uncertain income tax positions.

Foreign Currency

The functional currency of the Company, its domestic subsidiaries, its Chinese subsidiary ANP, and its U.K. subsidiary, AUK, is the U.S. Dollar, or USD. ANP maintains its books of record in Chinese yuan. These books are remeasured into the functional currency of USD using the current or historical exchange rates. The resulting currency remeasurement

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature for the years ended December 31, 2025, 2024, and 2023 were a $4.0 million gain, a $1.9 million loss, and a $1.1 million gain, respectively.

Comprehensive Income

The Company’s comprehensive income includes its foreign currency translation gains and losses and changes in pension obligations.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

charged to or recognized in current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

Shipping and Handling Costs

For the years ended December 31, 2025, 2024, and 2023, the Company included shipping and handling costs of approximately $8.1 million, $8.0 million and $7.0 million, respectively, in selling, distribution and marketing expenses in the accompanying consolidated statements of operations.

Advertising Expense

Advertising expenses, primarily associated with Primatene MIST®, are recorded as they are incurred, except for expenses related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented, and are reflected as a component of selling, distribution and marketing in the Company’s consolidated statements of operations. For the years ended December 31, 2025, 2024, and 2023, advertising expenses were $10.2 million, $10.5 million, and $10.4 million, respectively.

Research and Development Costs

Research and development costs are charged to expense as incurred and consist of costs incurred to further the Company’s research and development activities. These include salaries and related employee benefits, costs associated with clinical trials, nonclinical research and development activities, regulatory activities, license fees, milestone payments upon the achievement of clinical, or regulatory events, materials, supplies, research-related overhead expenses and fees paid to external service providers.

The Company has entered into, and may continue to enter into, license agreements to access and utilize certain technology. In each case, the Company evaluates if the license agreement results in the acquisition of an asset or a business. To date, none of the Company's license agreements have been considered an acquisition of a business. For asset acquisitions, the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval that do not meet the definition of a derivative, are immediately recognized as research and development expense in the statements of operations when paid or become payable, provided there is no alternative future use of rights in other research and development projects.

Financial Instruments

The Company’s accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and long-term obligations. The Company considers the carrying amounts of current assets and liabilities on the consolidated balance sheets to approximate the fair value of these financial instruments due to the short maturity of these items. The carrying value of the Company’s long-term obligations, with the exception of the convertible debt (See Note 13) approximates their fair value, as the stated borrowing rates are comparable to rates currently offered to the Company for instruments with similar maturities. The Company at times enters into interest rate swap contracts to manage its exposure to interest rate changes and its overall cost of long-term debt. The Company’s interest rate swap contracts exchange the variable interest rates for fixed interest rates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and highly liquid investments with original maturities of three months or less.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

Investments as of December 31, 2025 and 2024 consisted of certificates of deposit and investment grade corporate, agency, and municipal bonds with original maturity dates between three and thirty-six months.

Restricted Cash

Restricted cash is collateral required for the Company to guarantee certain vendor payments in France. As of December 31, 2025 and 2024, the restricted cash balance was $0.2 million.

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letters of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months, but less than one year. As of December 31, 2025 and 2024, the balance of restricted short-term investments was $2.2 million.

Accounts receivable and Allowance for Credit Losses

Accounts receivable generally consists of amounts due from the Company’s customers, which primarily includes pharmaceutical wholesalers and drug retailers. Accounts receivable is recorded net of discounts, chargebacks, allowances and other adjustments. The Company evaluates the collectability of accounts receivable based on a combination of factors. When the Company is aware of circumstances that may impair a customer’s ability to pay subsequent to the original sale, the Company records a specific allowance to reduce the amounts receivable to the amount that the Company reasonably believes to be collectable. For all other customers, the Company recognizes an allowance for credit losses based on factors that include the length of time the receivables are past due, industry and geographic concentrations, the current economic conditions and historical collection experience. As of December 31, 2025 and 2024, the Company's allowance for credit losses was $3.3 million and $3.5 million, respectively.

Inventories

Inventories consist of currently marketed products. The Company states inventory at the lower of cost or net realizable value. Cost is determined in a manner that approximates the first-in, first-out method. Provisions are made for slow moving, unsellable, or obsolete items. Net realizable value is determined using the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

The Company may produce or purchase inventories prior to or with the expectation of receiving regulatory approval in the near term, based on operational decisions about the most effective use of existing resources. This inventory is referred to as pre-launch inventory. It is the Company’s accounting policy that the pre-launch inventory is capitalized if it has a probable future economic benefit at the time it is purchased or manufactured. If regulatory approval is received and previously expensed pre-launch inventory is sold, such sales may contribute up to a 100% margin to the Company’s operating results. Pre-launch inventory costs include cost of work in process, materials, and finished drug products. For the years ended December 31, 2025, 2024, and 2023, the Company did not have material capitalized pre-launch inventory.

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

Intangible Assets, net

The evaluation of intangible assets includes assessing the amortization period for which the asset is expected to contribute to future cash flows of the Company. Intangible assets with finite lives are amortized primarily on a straight-line basis over the period the asset is expected to contribute directly or indirectly to the future cash flows of the Company as follows:

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capitalized Software Implementation Costs

The Company capitalizes certain software implementation costs incurred under a cloud computing arrangement that is a service contract. Costs incurred during the preliminary project phase or planning and research phase are expensed as incurred. Costs incurred during the application development stage related to the implementation of the hosting arrangement are capitalized and included within other assets on the accompanying consolidated balance sheets. Capitalized implementation costs are amortized on a straight-line basis over the term of the associated hosting arrangement when ready for its intended use. Capitalized implementation costs were $6.8 million as of December 31, 2025 and are included in other long-term assets in the Company’s consolidated balance sheet. As of December 31, 2024, the Company did not have any capitalized implementation costs. For the years ended December 31, 2025 and 2024, the Company did not record any amortization expense for capitalized implementation costs.

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

Self-Insured Claims

The Company is self-insured, up to certain limits, for workers’ compensation claims. The Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $350,000 or aggregate minimum attachment of $5.4 million annually. The cost of claims reported and an estimate of claims incurred but not reported are charged to operating expenses. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in accrued liabilities in the accompanying consolidated balance sheets. Total expense under the program was approximately $2.7 million, $2.0 million, and $1.7 million, for the years ended December 31, 2025, 2024, and 2023, respectively. The self-insured claims liability was $6.4 million and $5.2 million at December 31, 2025 and 2024, respectively. The determination of such claims and expenses and the appropriateness of the related liability is reviewed periodically and updated, as necessary. Changes in estimates are recorded in the period identified.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standard Board, or FASB, issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation table, as well as disclosure of income taxes paid disaggregated by jurisdiction. The disclosure requirements will be applied prospectively. The Company adopted this guidance on December 31, 2025 and updated its disclosures to conform to this tax disclosure requirements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting-Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) included within income statement expense captions. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard updates are to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of disclosure requirements related to the new standard on the Company’s consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt– Debt with Conversion and Other Options, (subtopic 470-20). The update is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for (a) convertible debt instruments with cash conversion features and (b) debt instruments that are not currently convertible. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU amends the existing standard to remove all references to prescriptive and sequential software development project stages. Under this guidance, eligible software development costs will begin to be capitalized when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed; management is required to consider whether there is significant uncertainty associated with the development activities of the software. This guidance is effective for all annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The guidance may be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Revenue Recognition

Product revenues, net

In accordance with ASC 606 Revenue from Contracts with Customers, revenue is recognized at the time that the Company’s customers obtain control of the promised goods and we satisfy the Company’s performance obligations, which is generally at the time of product delivery to the Company’s customers. In some cases, the Company’s performance obligation is satisfied and revenue is recognized at the time of shipment when stipulated by the terms of the sale agreements.

The consideration to which the Company expects to be entitled includes a stated list price, less various forms of variable consideration including chargebacks and rebates, product returns, prompt pay discounts, distributor fees, patient co-pay assistance, and other related deductions. These deductions to product sales are referred to as gross-to-net deductions and are estimated and recorded in the period in which the related product sales occur. Payment terms offered to customers generally range from 30 to 75 days; however, payment terms differ by jurisdiction, by customer and, in some instances, by type of product. Revenues from product sales, net of gross-to-net deductions, are recorded only to the extent a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with gross-to-net deductions is subsequently resolved. Taxes assessed by governmental authorities and collected from customers are excluded from product sales. If the Company expects, at contract inception, that the period between the transfer of control and corresponding payment from the customer will be one year or less, the amount of consideration is not adjusted for the effects of a financing component. Shipping and handling activities are considered to be fulfillment activities rather than a separate performance obligation and are recorded within selling, distribution and marketing expenses in the accompanying consolidated statements of operations.

Chargebacks and Rebates: Wholesaler chargebacks relate to sales terms under which the Company agrees to reimburse wholesalers for differences between the gross sales prices at which the Company sells its products to wholesalers and the actual prices of such products that wholesalers resell under the Company’s various contractual arrangements with third parties such as hospitals, group purchasing organizations and pharmacy benefit managers in the United States. Rebates include primarily amounts paid to retailers, payers, and providers in the United States, including those paid to Medicare and state Medicaid programs, and are based on contractual arrangements or statutory requirements. The Company estimates chargebacks and rebates using the expected value method at the time of sale to customers based on inventory stocking levels, historical chargeback and rebate rates, and current contract pricing.

Chargebacks and rebates are reflected as a component of product revenues, net. The following table is an analysis of the chargeback and rebate activities and ending balances:

	Year Ended December 31,
	2025	2024

	(in thousands)
Beginning balance	$60,331	$27,920
Provision for chargebacks and rebates	445,183	289,332
Credits and payments issued to third parties	(426,332)	(256,921)
Ending balance	$79,182	$60,331

Changes in the chargeback provision from period to period are primarily dependent on the Company’s sales to its wholesalers, the level of inventory held by wholesalers, and the wholesalers’ customer mix. Changes in the rebate provision from period to period are primarily dependent on retailers’ and other indirect customers’ purchases. The approach that the Company uses to estimate chargebacks and rebates has been consistently applied for all periods presented. Variations in estimates have been historically small. The Company continually monitors chargebacks and rebates and makes adjustments when it believes that the actual chargebacks and rebates may differ from the estimates. Accounts receivable and/or accounts payable and accrued liabilities are reduced and/or increased by the chargebacks and rebate amounts depending on whether the Company has the right to offset with the customer.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Chargebacks and rebates are included in the following balance sheet accounts:

	December 31,
	2025	2024

	(in thousands)
Reduction to accounts receivable, net	$43,820	$26,258
Accounts payable and accrued liabilities	35,362	34,073
Total	$79,182	$60,331

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

The provision for product returns is reflected as a component of net revenues. The following table is an analysis of the product return liability:

	Year Ended December 31,
	2025	2024

	(in thousands)
Beginning balance	$19,859	$17,179
Provision for product returns	19,963	9,597
Credits issued to third parties	(15,746)	(6,917)
Ending balance	$24,076	$19,859

The provision for product returns is included in the following balance sheet accounts:

	December 31,
	2025	2024

	(in thousands)
Accounts payable and accrued liabilities	$18,568	$14,559
Other long-term liabilities	5,508	5,300
Total	$24,076	$19,859

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

Patient Co-Pay Assistance: Co-pay assistance represents financial assistance to qualified patients, assisting them with prescription drug co-payments required by insurance. The accrued liability for co-pay is based on an estimate of claims and the cost per claim that the Company expects to receive associated with inventory that exists in the distribution channel at period end.

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

Service revenues derived from research and development contracts are recognized over time based on progress toward satisfaction of the performance obligation. For each performance obligation satisfied over time, the Company assesses the proper method to be used for revenue recognition, either an input method to measure progress toward the satisfaction of services or an output method of determining the progress of completion of performance obligation. Revenue from research and development services at ANP was $3.2 million, $4.2 million, and $4.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Other revenues

Revenues related to BAQSIMI® sales made by Lilly under the TSA during the years ended December 31, 2024, and 2023, were recorded on a net basis, similar to a royalty arrangement.

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

For the year ended December 31, 2025, options to purchase 3,200,705 shares of stock with a weighted-average exercise price of $35.00 per share were excluded in the computation of diluted net income per share because their effect would be anti-dilutive. The 2029 Convertible Notes had no impact on the computation of diluted net income per share as the average stock price during the period was less than the conversion price.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the calculation of basic and diluted net income per share for each of the periods presented:

	Year Ended December 31,
	2025	2024	2023

	(in thousands, except per share data)
Basic and dilutive numerator:
Net income	$98,094	$159,519	$137,545
Denominator:
Weighted-average shares outstanding — basic	46,743	48,429	48,265

Net effect of dilutive securities:
Incremental shares from equity awards	1,472	3,629	4,736
Weighted-average shares outstanding — diluted	48,215	52,058	53,001
Net income per share — basic	$2.10	$3.29	$2.85
Net income per share — diluted	$2.03	$3.06	$2.60

Note 5. Segment Reporting

The Company’s business is the development, manufacture, and marketing of pharmaceutical products (see Note 1). The Company’s Chief Executive Officer, is the Chief Operating Decision Maker, or CODM.

The CODM uses consolidated information to assess the Company’s performance. As a result, the Company has one reportable segment, pharmaceutical products.

The measure of segment assets is reported on the consolidated balance sheets as total assets.

Selected segment financial information is presented below:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Net revenues:	$719,887	$731,967	$644,395
Less:
Payroll expense	191,787	191,274	173,818
Materials and supplies	43,314	46,111	46,134
Clinical trials expense	3,038	594	5,216
Depreciation and amortization expense	56,695	52,967	38,035
Stock-based compensation expense	27,277	24,368	20,242
Consulting and outside services expense	39,771	27,772	17,698
Advertising and promotional expense	13,138	11,559	11,123
Other segment items(1)	204,441	167,827	139,071
Interest income	(8,679)	(10,612)	(5,459)
Interest expense	25,481	30,343	27,158
Income tax provision	25,530	29,672	31,833
Equity in losses of unconsolidated affiliate	—	573	1,981
Net income	$98,094	$159,519	$137,545
(1)	Other segment items primarily include maintenance and repairs expense, travel expense, professional services expense, legal expense, rent expense, product costs, certain overhead expenses, manufacturing cost absorption and variances, inventory provisions, miscellaneous expenses, and foreign currency exchange gains and losses.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net revenues by product are presented below:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Product revenues, net:
BAQSIMI®	$185,358	$126,898	$—
Primatene MIST®	108,669	102,012	89,321
Epinephrine	70,643	94,090	81,650
Glucagon	69,084	108,319	113,684
Lidocaine	56,479	55,854	58,162
Other products	229,654	225,641	250,421
Total product revenues, net	719,887	712,814	593,238
Other revenues	—	19,153	51,157
Total net revenues	$719,887	$731,967	$644,395

Net revenues and carrying values of long-lived assets, which includes property, plant and equipment, as well as finance and operating lease right-of-use assets, by geographic region, based on where the Company conducts its operations, are as follows:

	Net Revenues			Long-Lived Assets
	Year Ended December 31,			December 31,
	2025	2024	2023	2025	2024

	(in thousands)
United States	$681,422	$707,681	$635,192	$206,697	$202,328
China	3,184	4,339	4,505	110,055	107,887
France	35,281	19,947	4,698	36,967	34,412
Total	$719,887	$731,967	$644,395	$353,719	$344,627

Note 6. Customer and Supplier Concentration

Customer Concentrations

The following table provides accounts receivable and net revenue information for the Company’s three major customers:

	% of Total Accounts		% of Net
	Receivable		Revenues
	December 31,	December 31,	Year Ended December 31,
	2025	2024	2025	2024	2023
McKesson	28%	34%	24%	25%	25%
Cencora	28%	23%	22%	20%	20%
Cardinal Health	12%	16%	19%	19%	15%

Supplier Concentrations

The Company depends on suppliers for raw materials, APIs, and other components and depends on a contract manufacturing organization, or CMO, for the supply of BAQSIMI® that are all subject to stringent FDA requirements. Some of these materials may only be available from one or a limited number of sources. Establishing additional or replacement suppliers for these materials may take a substantial period of time, as suppliers must be approved by the FDA. Furthermore, a significant portion of raw materials may only be available from foreign sources. If the Company is unable to secure, on a timely basis, sufficient quantities of the materials it depends on to manufacture and market its products, or if the Company’s CMO is found to be non-compliant with the FDA’s or other regulatory agencies quality

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

system regulation, cGMP, or other applicable laws or regulations, it could have a materially adverse effect on the Company’s business, financial condition, and results of operations.

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

As of December 31, 2025 and 2024, cash equivalents include money market accounts and corporate and municipal bonds with original maturities of less than three months. Investments consist of certificates of deposit as well as investment-grade corporate, agency and municipal bonds with original maturity dates between three and thirty-six months. The certificates of deposit are carried at amortized cost in the Company’s consolidated balance sheets, which approximates their fair value determined based on Level 2 inputs. The corporate, agency and municipal bonds are classified as held-to-maturity and are carried at amortized cost net of allowance for credit losses. The fair value of such bonds is disclosed in Note 8 and was determined based on Level 2 inputs. The restrictions on restricted cash and investments have an immaterial effect on the fair value of these financial assets.

The fair values of the Company’s financial assets and liabilities measured on a recurring basis as of December 31, 2025 and 2024, are as follows:

	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents	$111,350	$111,350	$—	$—
Restricted cash	235	235	—	—
Short-term investments	16,530	—	16,530	—
Restricted short-term investments	2,200	—	2,200	—
Interest rate swaps related to variable rate loans	(4,566)	—	(4,566)	—
Total assets and liabilities measured at fair value as of December 31, 2025	$125,749	$111,585	$14,164	$—

	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents	$102,059	$102,059	$—	$—
Restricted cash	235	235	—	—
Short-term investments	26,629	—	26,629	—
Restricted short-term investments	2,200	—	2,200	—
Interest rate swaps related to variable rate loans	(234)	—	(234)	—
Total assets and liabilities measured at fair value as of December 31, 2024	$130,889	$102,294	$28,595	$—

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not hold any Level 3 instruments that are measured at fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include investments in unconsolidated affiliates, long-lived assets, goodwill, and intangible assets for which the fair value is determined as part of an impairment test. As of December 31, 2025 and 2024, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

The Company’s deferred compensation plan assets are valued using the cash surrender value of the life insurance policies and are not included in the table above.

Note 8. Investments

The following is a summary of the Company’s investments that are classified as held-to-maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Corporate and agency bonds (due within 1 year)	$95,981	$39	$(60)	$95,960
Municipal bonds (due within 1 year)	124	—	—	124
Total investments as of December 31, 2025	$96,105	$39	$(60)	$96,084

Corporate and agency bonds (due within 1 year)	$42,907	$34	$(25)	$42,916
Corporate and agency bonds (due within 1 to 3 years)	10,867	—	(6)	10,861
Municipal bonds (due within 1 year)	199	—	(1)	198
Total investments as of December 31, 2024	$53,973	$34	$(32)	$53,975

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights	24	$591,338	$61,597	$529,741
Land-use rights	39	2,540	947	1,593
Other intangibles	7	2,443	439	2,004
Subtotal	24	596,321	62,983	533,338
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill	*	3,402	—	3,402
Subtotal	*	32,627	—	32,627
As of December 31, 2025	*	$628,948	$62,983	$565,965

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights	24	$591,338	$36,958	$554,380
Land-use rights	39	2,540	881	1,659
Other intangibles	7	2,443	96	2,347
Subtotal	24	596,321	37,935	558,386
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill	*	3,049	—	3,049
Subtotal	*	32,274	—	32,274
As of December 31, 2024	*	$628,595	$37,935	$590,660
*	Intangible assets with indefinite lives have an indeterminable average life.

Goodwill

The changes in the carrying amounts of goodwill are as follows:

	December 31,
	2025	2024

	(in thousands)
Beginning balance	$3,049	$3,216
Currency translation	353	(167)
Ending balance	$3,402	$3,049

Amortization

Included in cost of revenues for the years ended December 31, 2025, 2024, and 2023 is product rights amortization expense of $25.0 million, $24.7 million, and $15.5 million, respectively.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, the expected amortization expense for all amortizable intangible assets during the next five fiscal years ending December 31 and thereafter is as follows:

(in thousands)
2026	$25,078
2027	25,078
2028	25,078
2029	25,078
2030	25,078
Thereafter	407,948
Total amortizable intangible assets	533,338
Indefinite-lived intangibles	32,627
Total intangibles (net of accumulated amortization)	$565,965

Note 10. Inventories

Inventories consist of the following:

	December 31,
	2025	2024

	(in thousands)
Raw materials and supplies	$106,832	$81,511
Work in process	40,440	32,807
Finished goods	29,618	39,423
Total inventories	$176,890	$153,741

Charges of $6.0 million, $14.0 million, and $18.8 million were included in the cost of revenues in the Company’s consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023, respectively, to adjust the Company’s inventory and related firm purchase commitments to their net realizable value. For the year ended December 31, 2025, these charges included $0.6 million in the cost of revenues to adjust the Company’s enoxaparin inventory and related firm purchase commitments to their net realizable value. For the year ended December 31, 2024, these charges included $7.4 million in the cost of revenues to adjust the Company’s enoxaparin inventory and related firm purchase commitments to their net realizable value. For the year ended December 31, 2023, these charges included $9.1 million in the cost of revenues to adjust the Company’s enoxaparin inventory and related firm purchase commitments to their net realizable value.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	December 31,
	2025	2024

	(in thousands)
Buildings	$196,675	$169,429
Leasehold improvements	46,098	42,012
Land	7,554	7,422
Machinery and equipment	302,330	277,408
Furniture, fixtures, and automobiles	39,769	35,976
Construction in progress	24,407	36,685
Total property, plant, and equipment	616,833	568,932
Less accumulated depreciation	(306,266)	(271,587)
Total property, plant, and equipment, net	$310,567	$297,345

The Company incurred depreciation expense of $31.6 million, $28.2 million, and $25.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Interest expense capitalized was approximately $1.2 million, $0.8 million, and $2.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 12. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2025	2024

	(in thousands)
Accrued customer fees and rebates	$56,362	$53,993
Accrued payroll and related benefits	26,318	26,010
Accrued product returns, current portion	18,568	14,559
Accrued loss on firm purchase commitments	200	413
Accrued litigation and settlements	232	8,472
Other accrued liabilities	14,076	23,096
Total accrued liabilities	115,756	126,543
Accounts payable	32,592	30,514
Total accounts payable and accrued liabilities	$148,348	$157,057

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Debt

Debt consists of the following:

	December 31,
	2025	2024

	(in thousands)
Convertible Debt

2029 Convertible Notes	$345,000	$345,000

Term Loan

Wells Fargo Term Loan due June 2028	250,000	250,000

Other Loans and Payment Obligations

French government loans due December 2026	56	99

Line of Credit Facilities

Line of credit facility with China Merchant Bank due October 2026	—	—
Wells Fargo Revolving line of credit facility due June 2028	—	—
Line of credit facility with ICBC Bank due November 2033	24,649	18,433

Equipment under Finance Leases	264	432
Total debt	619,969	613,964
Less: current portion of long-term debt	1,641	234
Less: loan issuance costs	9,579	12,100
Long-term debt, net of current portion and unamortized debt issuance costs	$608,749	$601,630

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

In connection with the issuance of the 2029 Convertible Notes, the Company incurred approximately $10.8 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees. Unamortized debt issuance costs related to the 2029 Convertible Notes were $6.3 million and $8.3 million as of December 31, 2025 and 2024, respectively. The fair value of the 2029 Convertible Notes was approximately $319.1 million as of December 31, 2025 based on Level 2 inputs.

For the years ended December 31, 2025, 2024, and 2023, the total interest expense related to the 2029 Convertible Notes was $8.9 million, $8.9 million, and $2.6 million, with coupon interest expense of $6.9 million, $6.9 million, and $2.0 million, and the amortization of debt issuance cost of $2.0 million, $2.0 million, and $0.6 million, respectively.

The 2029 Convertible Notes are general senior, unsecured obligations and bear an interest rate of 2.0% per year. The

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In conjunction with the Credit Agreement, the Company entered into an interest rate swap contract with Wells Fargo, with a notional amount of $250.0 million to exchange the variable rate on the Wells Fargo Term Loan for a fixed rate of 4.04%. The interest swap contract liability had a fair value of $4.6 million as of December 31, 2025.

The Company incurred approximately $14.3 million in issuance costs in connection with the Credit Agreement, of which $3.0 million represented debt modification costs and were charged to interest expense in the Company’s consolidated statement of operations for year ended December 31, 2023.

Debt issuance costs associated with the Credit Agreement (other than its Revolving Credit Facility component) are presented as a reduction to the carrying value of the related debt, while debt issuance costs associated with the Revolving Credit Facility are capitalized within other long-term assets on the consolidated balance sheets. Unamortized debt issuance costs related to the Credit Agreement as of December 31, 2025 and 2024 were $4.3 million and $6.0 million, respectively, which are being amortized over the term of the Credit Agreement using the effective interest rate method.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The loan bears interest at the prime rate as published by The People’s Bank of China minus 0.2%. Interest payments are due quarterly and repayment of the principal amount is biannual and begins in May 2026. As of December 31, 2025, the Company had $24.6 million of principal outstanding under this loan, which is recorded net of loan issuance costs of $1.3 million.

Interest Rate Swap Contract

As of December 31, 2025, the fair value of the loans listed above approximated their carrying amount based on Level 2 inputs, with the exception of the 2029 Convertible Notes. For the Wells Fargo Term Loan, the Company has entered into a fixed interest rate swap contract to exchange the variable interest rates for fixed interest rates. The interest rate swap contract is recorded at fair value in the other long-term liabilities line in the consolidated balance sheets. Changes in the fair values of interest rate swaps were $4.3 million, $5.0 million, and $5.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Covenants

At December 31, 2025 and 2024, the Company was in compliance with all of its debt covenants.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt Maturities

As of December 31, 2025, the principal amounts of long-term debt maturities during each of the next five fiscal years ending December 31 are as follows:

Long-term
Debt
(in thousands)
2026	$1,479
2027	5,692
2028	255,692
2029	353,538
2030	3,304
$619,705

Note 14. Income Taxes

The Company’s income (loss) before income taxes generated from its operations were:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Income (loss) before income taxes:
United States	$128,952	$195,178	$181,922
Foreign	(5,328)	(5,414)	(10,563)
Total income before income taxes	$123,624	$189,764	$171,359

The Company’s provision for income taxes consisted of the following:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Current provision:
Federal	$(2,874)	$44,251	$42,689
State	227	589	1,912
Foreign	(482)	1,974	1,089
Total current provision	(3,129)	46,814	45,690
Deferred provision (benefit):
Federal	26,338	(17,126)	(13,134)
State	3,402	363	1,537
Foreign	(1,081)	(379)	(2,260)
Total deferred provision	28,659	(17,142)	(13,857)
Total provision for income taxes	$25,530	$29,672	$31,833

The lower federal current provision in 2025 reflects the impact of a tax deduction for certain previously deferred capitalized research and development expenditures under the One Big Beautiful Bill Act, or the OBBB Act.

For the year ended December 31, 2025, the Company adopted ASU 2023-09 on a prospective basis.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the US federal statutory income tax rate of 21% to the Company’s effective tax rate after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025
	(in thousands)	Percent
US federal statutory tax rate	$25,961	21.0%
State and local income taxes, net of federal income tax effect*	2,376	1.9
Foreign tax effects	522	0.4
Effect of cross-border tax laws	(43)	—
Tax credits
Research and development tax credits	(4,464)	(3.6)
Nontaxable or nondeductible items
Executive compensation	2,992	2.4
Other	(266)	(0.2)
Changes in unrecognized tax benefits	(1,491)	(1.2)
Other adjustments	(57)	—
Effective tax rate	$25,530	20.7%

* State taxes in California made up the majority (greater than 50%) of the tax effect in this category.

A reconciliation of the US federal statutory income tax rate of 21% to the Company’s effective tax rate before the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2024	2023
Statutory federal income tax	21.0%	21.0%
State tax expense, net of federal tax benefit	0.4	1.6
Foreign tax rate differences	—	(0.1)
Foreign valuation allowance	1.4	0.1
Research and development credits	(3.7)	(4.2)
Share-based compensation	(5.1)	(3.2)
Executive compensation	1.7	2.4
Intercompany transfer of assets other than inventory	—	0.6
Other	(0.1)	0.4
Effective tax rate	15.6%	18.6%

The Company’s effective tax rate for 2025 increased in comparison to 2024 primarily due to lower excess tax benefit from share-based compensation.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes Paid

The following table presents income taxes paid (net of refunds received) for the year ended December 31, 2025:

Year Ended December 31,
2025
(in thousands)
Federal	$20,700
State & Local
California	1,223
Other state & local jurisdictions	(611)
Foreign
China	1,504
Other foreign jurisdictions	(106)
Total Income Taxes Paid	$22,710

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax credit carryforwards, and the tax effects of net operating loss carryforwards.

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024

	(in thousands)
Deferred tax assets:
Research and development credits	$9,374	$12,300
Net operating loss carryforward	24,032	22,047
Inventory capitalization and reserve	13,957	16,523
Share-based compensation	5,278	5,067
Operating leases	11,028	11,996
Accrued expenses	7,897	6,969
Accrued chargebacks and rebates	13,556	9,080
Product return allowance	6,922	5,749
Intangibles	2,124	2,124
Research and development capitalization	19,967	48,411
Total deferred tax assets	114,135	140,266
Deferred tax liabilities:
Depreciation/amortization	22,473	22,771
Intangibles	12,176	7,849
Operating leases	10,637	11,622
Federal impact of state deferred taxes	2,919	3,522
Other	193	984
Total deferred tax liabilities	48,398	46,748
Valuation allowance	(23,273)	(22,394)
Net deferred tax assets	$42,464	$71,124

Tax Law Updates

On July 4, 2025, the OBBB Act, was enacted into law. The OBBB Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

framework and the restoration of favorable tax treatment for certain business provisions. The OBBB Act did not result in any material adjustments to the Company’s total income tax provision for the year ended December 31, 2025 and the Company’s deferred tax balances were adjusted to reflect impacts of the OBBB Act enactment.

Net Operating Loss Carryforwards and Tax Credits

At December 31, 2025, the Company had no material U.S. federal or state net operating loss carryforwards, or NOL carryforwards. The Company had China, France and United Kingdom foreign NOL carryforwards of approximately $0.8 million, $91.9 million, and $2.9 million, respectively. The China NOL has a 5-year carryforward period and the France and United Kingdom NOLs have indefinite carryforward periods.

At December 31, 2025, the Company had California research and development tax credit carryforwards of approximately $18.8 million. The California research and development tax credit has an indefinite carryforward period.

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

The Company continues to record a full valuation allowance on the net deferred income tax assets of its French subsidiary, AFP, and its U.K. subsidiaries, AUK and IMS UK and will continue to do so until the subsidiaries generate sufficient taxable income to realize their respective deferred income tax assets. As of December 31, 2025 and 2024, the Company had a full valuation allowance against the net deferred tax assets of AFP, which totaled $22.4 million and $20.7 million, respectively, and a full valuation allowance against the net deferred tax assets of its UK subsidiaries of immaterial amounts.

The Company also records a valuation allowance on net deferred income tax assets in states where it files separately and will continue to do so until sufficient taxable income is generated to realize these state deferred income tax assets.

Uncertain Income Tax Positions

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	December 31,
	2025	2024	2023

	(in thousands)
Balance at the beginning of the year	$13,738	$12,493	$12,895
Additions based on tax positions related to prior years	357	—	—
Additions based on tax positions related to the current year	1,896	2,659	2,074
Deductions based on statute of limitations	(1,676)	(1,414)	(2,476)
Balance at the end of the year	$14,315	$13,738	$12,493

Included in the balance of unrecognized tax benefits as of December 31, 2025 and 2024, was $13.2 million and $12.7 million, respectively that represents the portion that would impact the effective income tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. For the years ended December 31, 2025, 2024, and 2023, the Company accrued interest of approximately $1.4 million, $1.3 million and $1.0 million, respectively, related to its uncertain tax positions.

The Company and/or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various U.S. states and foreign jurisdictions. As of December 31, 2025, the Company is under U.S. federal examination for the

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2022 tax year, California for the 2019-2021 tax years, and New York for the 2023 tax year. The Company does not have a tax examination in progress for Massachusetts, other states, or foreign jurisdictions. The Company is subject to income tax audit by tax authorities for tax years 2022 to 2024 for federal, 2019 to 2024 for states, and 2015 to 2024 for foreign.

Note 15. Stockholders' Equity

Equity Plans

As of December 31, 2025, the Company has two equity plans: the Amended and Restated 2015 Equity Incentive Plan, or the Amended 2015 Plan, and the 2014 Employee Stock Purchase Plan or ESPP. Upon termination of the predecessor plans, the shares available for grant at the time of termination, and shares subsequently returned to the plans upon forfeiture or option termination, were transferred to the successor plan in effect at the time of share return. The Company issues new shares of common stock upon exercise of stock options, vesting of restricted stock units, or RSU, and settlement of ESPP, with the exception of the awards granted to employees at AFP, which are settled through re-issuance of the Company’s treasury shares.

Amended and Restated 2015 Equity Incentive Plan

In March 2015, the Board of Directors adopted the Company’s 2015 Equity Incentive Plan, or the Original 2015 Plan, which was approved by the Company’s stockholders in May 2015 and was set to expire in March 2025. The Original 2015 Plan was designed to meet the needs of a publicly traded company, including the requirements for granting “performance-based compensation” under Section 162(m) of the Internal Revenue Code. The Original 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares, and other stock or cash awards to employees of the Company and its subsidiaries, members of the Board of Directors and consultants.

In November 2020, the Board of Directors approved the Amendment and Restated 2015 Equity Incentive Plan to provide that at least 95% of the shares awarded under the plan will be subject to a minimum vesting requirement of at least one year.

The Company initially reserved 5,000,000 shares of common stock for issuance under the Original 2015 Plan and also contained an “evergreen provision” that allowed for an annual increase in the number of shares available for issuance on January 1 of each year during the 10-year term of the 2015 Plan.

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

As of December 31, 2025, the Company reserved an aggregate of 6,625,746 shares of common stock for future issuance under the Amended 2015 Plan.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the stock is purchased is equal to 85% of the lower of the fair market value of the common stock at the beginning of an offering period or on the date of purchase.

As of December 31, 2025, the Company has issued 1,443,046 shares of common stock under the ESPP and 556,954 shares of its common stock remains available for issuance under the ESPP.

For the years ended December 31, 2025, 2024, and 2023, the Company recorded ESPP expense of $1.2 million, $1.2 million, and $1.1 million, respectively.

Share Buyback Program

As of December 31, 2025, the Company’s Board of Directors have authorized a total of $435.0 million in the share buyback program. The primary goal of the program is to offset dilution created by the Company’s equity compensation programs. The Company’s share buyback program is expected to continue for an indefinite period of time.

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

Pursuant to the Company’s existing share buyback program, the Company purchased 2,915,580 shares, 1,919,670 shares, and 1,338,757 shares of its common stock during the years ended December 31, 2025, 2024, and 2023, for total consideration of $75.6 million, $85.5 million, and $58.1 million, respectively.

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

Options issued under the Company’s Amended 2015 Plan, and Original 2015 Plan are granted at exercise prices equal to or greater than the fair value of the underlying common shares on the date of grant and vest based on continuous service. There have been no awards with performance conditions and no awards with market conditions. The options have a contractual term of five to ten years and generally vest over a one- to five-year period. The Black-Scholes option pricing model has various inputs such as the common share price on the date of grant, exercise price, the risk-free interest rate, volatility, expected term and dividend yield, all of which are estimates. The Company records share-based compensation expense net of expected forfeitures. The change of any of these inputs could significantly impact the determination of the fair value of the Company’s options as well as significantly impact its results of operations.

The significant assumptions used in the Black-Scholes option-pricing are as follows:

●	Determination of Fair Value of the Underlying Common Stock. For options and ESPP awards granted, the fair value for its underlying common stock is determined using the closing price on the date of grant as reported on the Nasdaq Global Select Market, or Nasdaq, with consideration of whether there is material nonpublic information that could impact that estimated fair value when it is released.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Expected Volatility. The Company estimates its volatility based on the historical volatility of its stock price.

●	Expected Term. The expected term represents the period of time in which the options granted are expected to be outstanding. The Company estimates the expected term of options with consideration of vesting date, contractual term, and historical experience for exercise and post-vesting employment or contractual termination behavior after its common stock has been publicly traded. The expected term of “plain vanilla” options is estimated (using the simplified method as outlined in SAB Topic 14 because historical exercise data does not provide a reasonable basis upon which to estimate the expected term) based on the midpoint between the vesting date and the end of the contractual term under the simplified method permitted by the SEC implementation guidance.

●	Risk-Free Rate. The risk-free interest rate is selected based upon the implied yields in effect at the time of the option grant on U.S. Treasury zero-coupon issues with a term approximately equal to the expected life of the option being valued.

●	Dividends. The Company does not anticipate paying cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield rate of zero.

The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual experience differs from those estimates. For each of the years ended December 31, 2025, 2024, and 2023, the Company estimated an average overall forfeiture rate of approximately 7% based on historical experience. Forfeiture rates are separately estimated for its (1) directors and officers, (2) management personnel and (3) other employees. The Company periodically assesses the forfeiture rate and the amount of expense recognized based on estimated historical forfeitures as compared to actual forfeitures. Changes in estimates are recorded in the period they are identified.

Tax benefits resulting from tax deductions in excess of the share-based compensation cost recognized (excess tax benefits) are recorded in the statements of cash flows as financing activities.

The weighted-averages for key assumptions used in determining the fair value of options granted are as follows:

	Year Ended December 31,
	2025	2024	2023
Average volatility	40.9%	41.3%	41.4%
Average risk-free interest rate	4.2%	4.2%	4.1%
Weighted-average expected life in years	6.2	6.2	6.2
Dividend yield rate	—%	—%	—%

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

A summary of option activity under all plans for the year ended December 31, 2025, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2024	6,655,225	$23.75
Options granted	1,206,844	28.16
Options exercised	(946,221)	14.53
Options forfeited	(24,036)	33.74
Options expired	(7,422)	24.66
Outstanding as of December 31, 2025	6,884,390	$25.75	5.30	$33,365
Exercisable as of December 31, 2025	4,731,181	22.20	3.86	$33,172
Vested and expected to vest as of December 31, 2025	6,714,992	25.58	5.21	$33,365
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s stock for those awards that have an exercise price below the estimated fair value at December 31, 2025.

During the years ended December 31, 2025, 2024, and 2023, the Company recorded expense of $13.1 million, $11.6 million, and $9.6 million, respectively, related to stock options granted under all plans.

Information relating to option grants and exercises is as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands, except per share data)
Weighted-average grant date fair value per share	$13.22	$21.89	$16.76
Intrinsic value of options exercised	11,559	52,068	29,918
Cash received from options exercised	6,388	12,239	14,172
Total fair value of the options vested during the period	11,917	9,818	8,890

A summary of the status of the Company’s non-vested options as of December 31, 2025, and changes during the year ended December 31, 2025, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2024	1,803,684	$16.76
Options granted	1,206,844	13.22
Options vested	(833,283)	14.30
Options forfeited	(24,036)	15.76
Non-vested as of December 31, 2025	2,153,209	15.73

As of December 31, 2025, there was $21.4 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.4 years and will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to four years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until vested. The RSUs do not have any voting or

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dividend rights prior to the issuance of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period, using the straight-line method. During the years ended December 31, 2025, 2024, and 2023, the Company recorded expenses of $13.0 million, $11.5 million, and $9.5 million, respectively, related to RSU awards granted under all plans.

As of December 31, 2025, there was $22.7 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.4 years and will be adjusted for future changes in estimated forfeitures.

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
	Total RSUs	Value of RSUs
	Issued	Issued(1)
		(in thousands)
RSUs outstanding at December 31, 2024	825,421
RSUs granted	565,770	$15,939
RSUs forfeited	(11,156)
RSUs vested(2)	(372,602)
RSUs outstanding at December 31, 2025	1,007,433
(1)	The total FMV is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 140,443 shares of common stock were surrendered to fulfill tax withholding obligations.

Share-based Compensation Expense

The Company recorded share-based compensation expense, which is included in the Company’s consolidated statement of operations as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Cost of revenues	$6,205	$5,742	$4,891
Operating expenses:
Selling, distribution, and marketing	1,215	1,063	870
General and administrative	16,919	14,921	12,269
Research and development	2,938	2,642	2,212
Total share-based compensation	$27,277	$24,368	$20,242

Note 16. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the years ended December 31, 2025, 2024, and 2023 were approximately $2.6 million, $2.6 million, and $2.3 million, respectively.

Defined Benefit Pension Plan

The Company’s subsidiary, AFP, has an obligation associated with a defined-benefit plan for its eligible employees. This

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plan provides benefits to the employees from the date of retirement and is based on the employee’s length of time employed by the Company. The calculation is based on a statistical calculation combining a number of factors that include the employee’s age, length of service, and AFP employee turnover rate.

The liability under the plan is based on a discount rate of 3.95% and 3.40% as of December 31, 2025 and 2024, respectively. The liability is included in other long-term liabilities in the accompanying consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.7 million and $2.6 million at December 31, 2025 and 2024, respectively. The Company recorded an immaterial amount of expense under the plan for each of the years ended December 31, 2025, 2024, and 2023. Gain or loss due to change in actuarial valuation of the Company’s defined benefit pension plan was not material.

Non-qualified Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan obligations are payable upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants began contributing to the plan in January 2020. The plan assets were valued at approximately $14.5 million and $10.3 million as of December 31, 2025 and 2024, respectively. The plan liabilities were valued at approximately $15.0 million and $10.7 million as of December 31, 2025 and 2024, respectively. The plan assets and liabilities are included in other long-term assets and other long-term liabilities, respectively, on the Company’s consolidated balance sheets.

Note 17. Commitments and Contingencies

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease costs were as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Operating lease costs	$9,446	$6,135	$5,267

Short-term lease costs	544	400	332

Finance lease costs
Amortization of right-of-use assets	155	181	189
Interest on lease liabilities	23	34	45
Total finance lease costs	$178	$215	$234

Total lease costs	$10,168	$6,750	$5,833

Other information pertaining to leases is as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands, except lease term and discount rate)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$8,273	$5,647	$5,106
Operating cash flows paid for finance leases	21	32	40
Financing cash flows paid for finance leases	151	161	154

Right-of use assets obtained in exchange for lease liabilities
Operating leases	2,537	18,804	10,521
Finance leases	—	—	—

Weighted-average remaining lease term (years)
Operating leases	6.0	6.6	7.7
Finance leases	1.7	2.5	3.4

Weighted-average discount rate
Operating leases	6.7%	6.3%	5.5%
Finance leases	6.9%	6.7%	6.7%

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of 12 months as of December 31, 2025, are as follows:

	Operating	Finance
	Leases	Leases	Total

	(in thousands)
2026	$10,642	$174	$10,816
2027	9,400	104	9,504
2028	8,738	—	8,738
2029	8,595	—	8,595
2030	8,582	—	8,582
Thereafter	9,287	—	9,287
Total lease payments	$55,244	$278	$55,522
Less: interest	9,632	14	9,646
Total	$45,612	$264	$45,876

New Real Estate Lease Agreement

In July 2025, the Company entered into an agreement to lease approximately 225,167 square feet of building space in Rancho Cucamonga, California. The non-cancelable lease term is approximately 10 years with a renewal option to extend the lease for two additional five-year periods. The monthly lease payments are $0.3 million subject to an annual increase of 3.25%. The Company did not recognize any lease expense and has no ROU assets or lease liability recognized as of December 31, 2025, given that the lease commenced on January 1, 2026.

BAQSIMI®

In connection with the BAQSIMI® acquisition from Lilly, the Company may also be required to pay additional contingent consideration of up to $450.0 million to Lilly based on the achievement of certain milestones. The Purchase Agreement provides that the contingent consideration that may become payable to Lilly would be achieved as follows: (i) a one-time payment of $100.0 million if the Company achieves annual net sales of $175.0 million or more of BAQSIMI® and certain related products, or the Milestone Products, in any one contract year during the first five years after the Closing; (ii) up to two payments of $100.0 million each if the Company achieves annual net sales of $200.0 million or more of Milestone Products in any one contract year during the first five years after the Closing; and (iii) a one-time payment of $150.0 million if the Company achieves total cumulative net sales of $950.0 million or more of the Milestone Products for the first five years after the Closing.

In addition, the Company assumed certain contingent consideration of Lilly, which would require the Company to pay up to an aggregate of $125.0 million based on the achievement of annual net sales milestones of $350.0 million, $400.0 million and $600.0 million. Through December 31, 2025, the Company has not triggered any milestones and therefore no amounts have been recognized or paid.

Licensing Agreement with Nanjing Anji Biotechnology Co., Ltd.

In August 2025, the Company and Nanjing Anji Biotechnology Co., Ltd., or Anji, entered into a License Agreement, or License Agreement, pursuant to which Anji has granted the Company an exclusive license to certain intellectual property to develop, make, use and commercialize products incorporating or comprising certain compounds, including three identified products, or Licensed Products, in the United States and Canada, or the Territory. Anji has also been granted a non-exclusive license under certain intellectual property controlled by the Company to develop, make, use and commercialize Licensed Products outside the Territory. For the year ended December 31, 2025, the Company made earnest money and upfront payments for a total of $6.0 million, which were recorded as a research and development

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense in the Company’s consolidated statement of operations.

The Company is also obligated to make cash payments to Anji of up to $42.0 million in development-based milestone payments and up to $225.0 million in sales-based milestone payments, subject to the achievement of the applicable development and sales milestone events respectively, and royalty payments of 5% on net sales, not to exceed a maximum annual amount of $22.5 million each calendar year for each Licensed Product and a maximum accumulated amount of $60.0 million for each Licensed Products. The Company is also required to pay Anji a certain percentage of sublicense income received from the sublicense transactions. The term of this License Agreement will expire, on a Licensed Product-by-Licensed Product and region-by-region basis, on the tenth anniversary of the first commercial sale of such Licensed Product in the applicable region in the Territory, with the Company having the right to extend the License Agreement until the earlier of ten additional years or the expiration, lapse, or invalidation of the last remaining valid claim of the patents licensed by Anji to the Company that covers the Licensed Products in the Territory.

Purchase Commitments

As of December 31, 2025, the Company has entered into commitments to purchase inventory and raw materials for an aggregate amount of approximately $37.5 million.

Note 18.   Related-Party Transactions

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

In January 2026, the Company amended the contract manufacturing agreement with Hanxin, whereby, the amendment now expands the territory of the Manufacturing Agreement with the addition of a global territory, with the exception of the United States and Canada for Lidocaine and Cotricotropin, as well as a global territory for API of Semaglutide, and a global territory for Finished Product of Semaglutide tablet with dose 3, 7 and 14 milligrams. Additionally, the amendment clarifies the intellectual property rights and adds indemnification and limitation of liability terms.

During the years ended December 31, 2025, 2024, and 2023, the Company recognized $1.1 million, $0.5 million and $0.1 million of revenue from manufacturing services provided to Hanxin, respectively. As of December 31, 2025, the Company had an immaterial amount of receivables from Hanxin under these agreements.

Contract Research Agreement with Hanxin

The Company entered into various contract research agreements with Hanxin, a related party, whereby Hanxin will develop Recombinant Human Insulin Research Cell Banks and Recombinant Peptide Research Cell Banks, or RCBs, for the Company and license the RCBs to the Company subject to a fully paid, exclusive, perpetual, transferable, sub-licensable worldwide license. Hanxin will also perform scale-up manufacturing process development using the RCBs for the Company.

During the years ended December 31, 2025, 2024, and 2023, the Company paid $0.4 million, $0.2 million and $1.6 million, respectively, under this agreement. As of December 31, 2025, the Company had an immaterial amount of

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payable to Hanxin under this agreement.

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

During the years ended December 31, 2025 and 2024, the Company paid an immaterial amount under this agreement. During the year ended December 31, 2023, the Company paid $0.7 million under this agreement. As of December 31, 2025, the Company did not have any additional accruals payable to Letop.

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

In January 2026, Armstrong and Genreach amended the distribution agreement to expand the region of the distribution agreement to include the Middle East countries and Southeast Asia, as well as amending the annual minimum purchase amount.

The term of the agreement is for ten years, with both parties having termination rights without cause after the completion of the second contract year.

During the year ended December 31, 2025, the Company did not recognize any revenue from the distribution agreement. During the year ended December 31, 2024, the Company recognized $1.1 million of revenue from the distribution agreement with Genreach. As of December 31, 2025, the Company did not have any receivables from Genreach.

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

During the year ended December 31, 2025, the Company did not recognize any revenue from the distribution agreement. As of December 31, 2025, the Company did not have any receivables from Chengong.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.   Litigation

Employee Litigation Matters

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

On October 30, 2025, a former employee initiated a class action litigation against Amphastar and IMS by filing a complaint for alleged violations of the California Labor Code pertaining to California’s PAGA, wage and hour, and other state laws. This complaint was filed in the Superior Court of California for the County of Los Angeles. In the complaint, the plaintiff is seeking damages and related remedies under California law, as well as various penalty payments under the California Labor Code. The Company intends to vigorously defend itself against the complaint.

Other Litigation Matters

On August 23, 2023, the Company was subject to a personal injury lawsuit. A jury trial was held in the Superior Court of California, for the County of San Bernardino from September 2025 to October 2025. On October 22, 2025, the jury returned a verdict awarding the plaintiff $34.1 million, of which $11.0 million was covered by the Company’s insurance policies. The remaining $23.1 million was recorded within general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2025. The Company entered into a settlement agreement with the plaintiff in November 2025 pursuant to which the settlement amount based on the jury verdict was paid by the Company in the fourth quarter of 2025.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Subsequent Events

Licensing Agreement with Hanxin

In January 2026, the Company and Hanxin, a related party, entered into a license agreement pursuant to which Hanxin has granted the Company an exclusive license to certain intellectual property controlled by Hanxin to develop, make, use and commercialize products incorporating or comprising of corticotropin compound, or corticotropin, in the United States and Canada, or the Territory. Hanxin has also granted a non-exclusive license under certain intellectual property controlled by the Company to develop, make, use and commercialize corticotropin outside the Territory.

As part of the agreement, the Company made an upfront payment of $2.0 million to Hanxin upon signing.

The Company is also obligated to make cash payments to Hanxin of up to $14.0 million in development milestone payments and up to $75.0 million in sales milestone payments, subject to the achievement of the applicable development and sales milestone events respectively, and royalty payments of 5% on net sales, not to exceed a maximum annual amount of $7.5 million each calendar year and a maximum accumulated amount of $60.0 million for corticotropin. Hanxin will pay to the Company a royalty payment of net sales of corticotropin that are based on any patents licensed by the Company to Hanxin under the License Agreement or regulatory exclusivity covering corticotropin. The term of the license agreement will expire, region-by-region basis, on the tenth anniversary of the first commercial sale of corticotropin in the applicable region, with the Company having the right to extend the license agreement until the earlier of ten additional years or the expiration, lapse, or invalidation of the last remaining valid claim of the patents licensed by Hanxin to the Company that covers the product.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Amphastar Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Amphastar Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amphastar Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

February 26, 2026

Item 9B. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following director, as defined in Rule 16a-1(f), terminated a Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, as follows:

On November 7, 2025, Floyd Petersen, a member of our Board of Directors, terminated a Rule 10b5-1 trading plan providing for the sale from time to time of an aggregate of up to 6,000 shares of our common stock, that was adopted on November 26, 2024. The trading arrangement was intended to satisfy the affirmative defense of Rule 10b5-1(c).

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be included in our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed within 120 days after our fiscal year end of December 31, 2025, or 2026 Proxy Statement, and is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information required by this item will be included in our 2026 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be included in our 2026 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be included in our 2026 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

Information required by this item will be included in our 2026 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

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
3.1

Amended and Restated Certificate of Incorporation of Amphastar Pharmaceuticals, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 10-Q filed with the SEC on August 7, 2025)

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

10.1◊

Transfer Contract for the Right to the Use of State-owned Land, dated December 29, 2009, between Amphastar Nanjing Pharmaceuticals Co., Ltd. and Nanjing Xingang Hi-Tech Company Limited (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.2◊

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

10.4+	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.5+

Employment Agreement, dated May 19, 2014, between Amphastar Pharmaceuticals, Inc. and Jack Zhang (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.6+

Employment Agreement, dated May 19, 2014, between Amphastar Pharmaceuticals, Inc. and Mary Luo (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.7+

Employment Agreement, dated March 11, 2014, between Amphastar Pharmaceuticals, Inc. and William Peters (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 20, 2014)

10.8†

Supply Agreement, dated July 31, 2014, between MannKind Corporation and Amphastar France Pharmaceuticals, S.A.S. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2014)

10.9

First Amendment to Supply Agreement, dated October 31, 2014, by and between MannKind Corporation, Amphastar France Pharmaceuticals, S.A.S., and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2014)

10.10†

Second Amendment to Supply Agreement, dated November 9, 2016, by and between MannKind Corporation, Amphastar France Pharmaceuticals, S.A.S., and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2017)

10.11

Partnership Agreement by and between Zhang Chongqing, Bill Zhang and Applied Physics & Chemistry Laboratories, Inc. dated July 27, 2018 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018)

10.12

Fourth Amendment to Supply Agreement, dated December 24, 2018, by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018)

10.13*

Fifth Amendment to the Supply Agreement by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc., dated August 2, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2019)

10.14

Amphastar Pharmaceuticals, Inc. Employee Deferred Compensation Plan, effective December 1, 2019 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2020)

10.15+

Amphastar Pharmaceuticals, Inc. 2015 Equity Incentive Plan, as amended and restated effective as of November 3, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2020)

10.16*

Sixth Amendment to the Supply Agreement by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc., dated May 24, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.17*

Contract Manufacturing Agreement by and between Amphastar Nanjing Pharmaceutical, Co. Ltd. and Nanjing Hanxin Pharmaceutical Technology Co., Ltd, dated April 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2022)

10.18*

Contract Research Agreement by and between Amphastar Pharmaceuticals, Inc. and Nanjing Hanxin Pharmaceutical Technology Co., Ltd., dated July 5, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2022)

10.19*

Supply Agreement by and between Amphastar Nanjing Pharmaceuticals, Inc. and Nanjing Letop Biotechnology Co. Ltd. dated November 15, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2022)

10.20*

Amendment to Contract Research Agreement by and between Amphastar Pharmaceuticals, Inc. and Nanjing Hanxin Pharmaceutical Technology Co., Ltd., dated March 8, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023)

10.21*

Asset Purchase Agreement by and among Amphastar Pharmaceuticals, Inc., Amphastar Medication Co., LLC, and Eli Lilly and Company, dated April 21, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2023)

10.22*

Manufacturing Service Agreement by and between Amphastar Pharmaceuticals, Inc., and Eli Lilly and Company, dated June 30, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2023)

10.23*

Transition Service Agreement by and between Amphastar Pharmaceuticals, Inc., and Eli Lilly and Company, dated June 30, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2023)

10.24

Credit Agreement dated June 30, 2023, by and between Amphastar Pharmaceuticals, Inc. and Wells Fargo Bank, National Association in the original sum of $700,000,000 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2023)

10.25

Purchase Agreement, dated September 12, 2023, among Amphastar Pharmaceuticals, Inc. and Jefferies LLC, J.P. Morgan Securities LLC, Wells Fargo Securities LLC and BofA Securities Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2023)

10.26*

Seventh Amendment to the Supply Agreement by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc., dated December 22, 2023 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024)

10.27*

Syndicated Loan Agreement dated January 17, 2024, by and between Amphastar Nanjing Pharmaceuticals, Co., Ltd. and Commercial Bank of China Limited in the original sum of approximately $40,000,000 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2024)

10.28

2015 Equity Incentive Plan of Amphastar Pharmaceuticals, Inc. (as amended and restated) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2024)

10.29*

Distribution Agreement by and between Armstrong Pharmaceuticals, Inc. and Hong Kong Genreach Limited, dated August 28, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2024)

10.30*

Second Amendment to the Contract Manufacturing Agreement by and between Amphastar Nanjing Pharmaceutical, Inc., and Nanjing Hanxin Pharmaceutical Technology Co., Ltd, dated May 13, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025)

10.31*

First Amendment to the Contract Research Agreement by and between Amphastar Pharmaceuticals, Inc., and Nanjing Hanxin Pharmaceutical Technology Co., Ltd., dated May 7, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025)

10.32*

License Agreement by and between Amphastar Pharmaceuticals, Inc., and Nanjing Anji Biotechnology Co., Ltd., dated August 8, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2025)

10.33*

Contract Research Agreement by and between Amphastar Pharmaceuticals, Inc., and Nanjing Hanxin Pharmaceutical Technology Co., Ltd., dated September 15, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2025)

10.34*

Distribution Agreement by and between Amphastar Pharmaceuticals, Inc., and Nanjing Chengong Pharmaceutical Co., Ltd., dated October 21, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2025)

10.35*	License Agreement by and between Amphastar Pharmaceuticals, Inc., and Nanjing Hanxin Pharmaceutical Technology Co., Ltd., dated January 6, 2026

10.36*	Third Amendment to the Contract Manufacturing Agreement by and between Amphastar Nanjing Pharmaceutical, Inc., and Nanjing Hanxin Pharmaceutical Technology Co., Ltd, dated January 6, 2026

10.37*	First Amendment to the Distribution Agreement by and between Armstrong Pharmaceuticals, Inc. and Hong Kong Genreach Limited, dated January 6, 2026

19.1	Amphastar Pharmaceuticals, Inc. Insider Trading Policy, adopted on June 2, 2025

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in signature pages hereto)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Compensation Recovery Policy of the Company (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024)

101.INS	XBRL Instance Document –The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

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
Jack Y. Zhang
Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2026

AMPHASTAR PHARMACEUTICALS, INC.
(Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 26, 2026

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ JACK Y. ZHANG	Chief Executive Officer, President, and Director	February 26, 2026
Jack Yongfeng Zhang	(Principal Executive Officer)

/s/ MARY Z. LUO	Chairman, Chief Operating Officer	February 26, 2026
Mary Z. Luo	and Director

/s/ WILLIAM J. PETERS	Chief Financial Officer and Director (Principal	February 26, 2026
William J. Peters	Financial and Accounting Officer)

/s/ JACOB LIAWATIDEWI	Executive Vice President of Sales and Marketing,	February 26, 2026
Jacob Liawatidewi	Corporate Administration Center, and Director

/s/ GAYLE M. DEFLIN	Director	February 26, 2026
Gayle M. Deflin

/s/ DIANE G. GERST	Director	February 26, 2026
Diane G. Gerst

/s/ HOWARD LEE	Director	February 26, 2026
Howard Lee

/s/ FLOYD PETERSEN	Director	February 26, 2026
Floyd Petersen

/s/ RICHARD PRINS	Director	February 26, 2026
Richard Prins

/s/ MICHAEL A. ZASLOFF	Director	February 26, 2026
Michael A. Zasloff

/s/ DAVID GAUGH	Director	February 26, 2026
David Gaugh