Form 10-Q
period 2026-03-31
Amphastar Pharmaceuticals, Inc.
filed 2026-05-07
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

The number of shares outstanding of the registrant’s only class of common stock as of May 1, 2026 was 44,092,919.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

Special Note About Forward-Looking Statements

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements relate to future events or future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the sales and marketing of our products;
●	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;
●	our business and operations in general, including: adverse impacts of global conflicts and challenging macroeconomic conditions and market uncertainty on our business, financial condition, operations, cash flows and liquidity;
●	our ability to attract, hire, and retain highly skilled personnel;
●	interruptions to our manufacturing and production as a result of natural catastrophic events or other causes beyond our control such as power disruptions, pandemics, wars, terrorist attacks or other events;

●	the timing and likelihood of U.S. Food and Drug Administration, or the FDA, approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;

●	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;
●	cost and delays resulting from the extensive pharmaceutical regulations to which we are subject;

●	our ability to compete in the development and marketing of our products and product candidates;
●	our expectations regarding the business of our Chinese subsidiary;

●	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;

●	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our active pharmaceutical ingredient, or API, customers;

●	the effects of reforms in healthcare regulations and reductions in pharmaceutical pricing, reimbursement and coverage;

●	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;

●	the amount of price concessions or exclusion of suppliers adversely affecting our business;

●	variations in intellectual property laws, our ability to establish and maintain intellectual property protection for our products and our ability to successfully defend our intellectual property in cases of alleged infringement;

●	the implementation of our business strategies, product development strategies and technology utilization;

●	the potential for exposure to product liability claims;

●	our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions, divestitures or investments, including the anticipated benefits of such acquisitions, divestitures or investments;

●	our ability to expand internationally;

●	economic and industry trends and trend analysis;

●	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

●	the impact of trade tariffs, export or import restrictions, or other trade barriers;

●	the impact of the Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate including the potential for drug price controls;

●	the impact of global and domestic tax reforms;

●	the timing for completion and the validation of the new construction at our facilities;

●	the timing and extent of share buybacks; and
●	our financial performance expectations, including our expectations regarding our backlog, revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability.

You should read this Quarterly Report and the documents that we reference elsewhere in this Quarterly Report completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. We discuss many of these risks and uncertainties in greater detail in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025, particularly in Item 1A. “Risk Factors.” These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report regardless of the time of delivery of this Quarterly Report, and such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report to “Amphastar,” “the Company,” “we,” “our,” and “us” refer to Amphastar Pharmaceuticals, Inc. and our subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$170,939	$170,177
Restricted cash	235	235
Short-term investments	121,012	112,635
Restricted short-term investments	2,200	2,200
Accounts receivable, net	147,848	143,560
Inventories	170,194	176,890
Income tax refunds and deposits	9,605	17,167
Prepaid expenses and other assets	11,650	13,152
Total current assets	633,683	636,016

Property, plant, and equipment, net	307,231	310,567
Finance lease right-of-use assets	185	221
Operating lease right-of-use assets	71,496	42,931
Goodwill and intangible assets, net	559,623	565,965
Other assets	33,480	31,135
Deferred tax assets	42,464	42,464
Total assets	$1,648,162	$1,629,299

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$152,688	$148,348
Income taxes payable	414	239
Current portion of long-term debt	1,671	1,641
Current portion of operating lease liabilities	9,705	7,928
Total current liabilities	164,478	158,156

Long-term reserve for income tax liabilities	5,926	5,926
Long-term debt, net of current portion and unamortized debt issuance costs	609,801	608,749
Long-term operating lease liabilities, net of current portion	65,201	37,684
Other long-term liabilities	29,365	29,979
Total liabilities	874,771	840,494
Commitments and contingencies (see Note 17)
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 62,134,449 and 44,636,846 shares issued and outstanding, respectively, as of March 31, 2026 and 61,779,883 and 45,645,497 shares issued and outstanding, respectively, as of December 31, 2025	6	6
Additional paid-in capital	543,816	535,380
Retained earnings	673,301	666,881
Accumulated other comprehensive loss	(5,736)	(5,314)
Treasury stock	(437,996)	(408,148)
Total stockholders' equity	773,391	788,805
Total liabilities and stockholders’ equity	$1,648,162	$1,629,299

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Net revenues	$171,171	$170,528
Cost of revenues	100,849	85,277
Gross profit	70,322	85,251

Operating expenses:
Selling, distribution, and marketing	11,927	11,866
General and administrative	18,028	15,996
Research and development	26,737	20,096
Total operating expenses	56,692	47,958

Income from operations	13,630	37,293

Non-operating expenses:
Interest income	2,400	2,089
Interest expense	(6,553)	(6,286)
Other income (expenses), net	575	(2,234)
Total non-operating expenses, net	(3,578)	(6,431)

Income before income taxes	10,052	30,862
Income tax provision	3,632	5,577

Net income	$6,420	$25,285

Net income per share:
Basic	$0.14	$0.53

Diluted	$0.14	$0.51

Weighted-average shares used to compute net income per share:
Basic	45,322	47,641

Diluted	46,458	49,890

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$6,420	$25,285

Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	(812)	1,212
Change in pension obligations	390	—
Total other comprehensive income (loss)	(422)	1,212

Total comprehensive income	$5,998	$26,497

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balance as of December 31, 2025	61,779,883	$6	$535,380	$666,881	$(5,314)	(16,134,386)	$(408,148)	788,805
Net income	—	—	—	6,420	—	—	—	6,420
Other comprehensive loss	—	—	—	—	(422)	—	—	(422)
Purchase of treasury stock	—	—	—	—	—	(1,373,345)	(30,000)	(30,000)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(152)	—	—	10,128	152	—
Issuance of common stock in connection with the Company's equity plans	354,566	—	(686)	—	—	—	—	(686)
Share-based compensation expense	—	—	9,274	—	—	—	—	9,274
Balance as of March 31, 2026	62,134,449	$6	$543,816	$673,301	$(5,736)	(17,497,603)	$(437,996)	$773,391

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balance as of December 31, 2024	60,847,124	$6	$505,400	$568,787	$(9,181)	(13,229,433)	$(332,714)	732,298
Net income	—	—	—	25,285	—	—	—	25,285
Other comprehensive income	—	—	—	—	1,212	—	—	1,212
Purchase of treasury stock	—	—	—	—	—	(393,836)	(11,219)	(11,219)
Issuance of common stock in connection with the Company's equity plans	446,322	—	(4,685)	—	—	—	—	(4,685)
Share-based compensation expense	—	—	8,393	—	—	—	—	8,393
Balance as of March 31, 2025	61,293,446	$6	$509,108	$594,071	$(7,969)	(13,623,269)	$(343,933)	$751,283

See Accompanying Notes to Condensed Consolidated Financial Statements

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash Flows From Operating Activities:
Net income	$6,420	$25,285
Reconciliation to net cash provided by operating activities:
Loss on disposal of assets	4	2
(Gain) loss on interest rate swaps and foreign currency transactions, net	(416)	2,142
Depreciation of property, plant, and equipment	8,078	7,369
Amortization of intangible assets	6,270	6,240
Operating lease right-of-use asset amortization	2,144	1,598
Amortization of discounts, premiums, and debt issuance costs	761	762
Share-based compensation expense	9,274	8,393
Changes in operating assets and liabilities:
Accounts receivable, net	(4,547)	(8,075)
Inventories	6,248	(31,111)
Prepaid expenses and other assets	(2,326)	(849)
Income tax refunds, deposits, and payable, net	7,742	6,470
Operating lease liabilities	(1,415)	(754)
Accounts payable and accrued liabilities	9,603	17,605
Net cash provided by operating activities	47,840	35,077

Cash Flows From Investing Activities:
Purchases and construction of property, plant, and equipment	(9,507)	(10,697)
Purchase of investments	(22,795)	(7,092)
Maturity of investments	15,502	28,288
Deposits and other assets	67	(18)
Net cash (used in) provided by investing activities	(16,733)	10,481

Cash Flows From Financing Activities:
Proceeds from equity plans, net of withholding tax payments	(686)	(4,685)
Purchase of treasury stock	(29,492)	(11,000)
Debt issuance costs	—	(422)
Proceeds from borrowing under lines of credit	—	1,642
Principal payments on long-term debt	(29)	(38)
Net cash used in financing activities	(30,207)	(14,503)

Effect of exchange rate changes on cash	(138)	118

Net increase in cash, cash equivalents, and restricted cash	762	31,173

Cash, cash equivalents, and restricted cash at beginning of period	170,412	151,844

Cash, cash equivalents, and restricted cash at end of period	$171,174	$183,017

Noncash Investing and Financing Activities:
Capital expenditures included in accounts payable	$4,174	$7,218
Operating lease right-of-use assets in exchange for operating lease liabilities	$30,709	$521

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$7,295	$7,582
Income taxes refunded	$(4,111)	$(902)

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

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2025 and the notes thereto as filed with the Securities and Exchange Commission, or SEC, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted from the accompanying condensed consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from the audited financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position, results of operations, comprehensive income, stockholders’ equity, and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The Company’s results of operations, comprehensive income and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.

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

Foreign Currency

The Company’s condensed consolidated financial statements are presented in U.S. dollars. The functional currency for most of the Company’s foreign subsidiaries are in their local currency. Revenues, expenses, gains and losses for non-U.S. dollar functional currency entities are translated into U.S. dollars using average currency exchange rates for the period. Assets and liabilities for such entities are translated using exchange rates that approximate the rate at the balance sheet date. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

loss on the Company’s condensed consolidated balance sheets. Foreign currency transaction gains and losses on transactions not denominated in functional currency are recorded in Other (income) expenses, net, in the Company’s condensed consolidated statements of operations.

The unrealized gains or losses of intercompany foreign currency transactions that are of a long-term investment nature are reported in other accumulated comprehensive income. The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature for the three months ended March 31, 2026 and 2025 were a $0.8 million loss and a $1.2 million gain, respectively.

Comprehensive Income

The Company’s comprehensive income includes its foreign currency translation gains and losses and change in pension obligations.

Advertising Expense

Advertising expenses, primarily associated with Primatene MIST®, are recorded as they are incurred, except for expenses related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented, and are reflected as a component of selling, distribution and marketing in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2026 and 2025, advertising expenses were $2.5 million and $3.0 million, respectively.

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

The Company has entered into, and may continue to enter into, license agreements to access and utilize certain technology. In each case, the Company evaluates if the license agreement results in the acquisition of an asset or a business. To date, none of the Company's license agreements have been considered an acquisition of a business. For asset acquisitions, the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval that do not meet the definition of a derivative, are immediately recognized as research and development expense in the Company’s condensed consolidated statements of operations when paid or become payable, provided there is no alternative future use of rights in other research and development projects.

Financial Instruments

The Company’s accompanying condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and long-term obligations. The Company considers the carrying amounts of current assets and liabilities on the condensed consolidated balance sheets to approximate the fair value of these financial instruments due to the short maturity of these items. The carrying value of the Company’s long-term obligations, with the exception of the convertible debt (See Note 13), approximates their fair value, as the stated borrowing rates are comparable to rates currently offered to the Company for instruments with similar maturities. The Company at times enters into interest rate swap contracts to manage its exposure to interest rate changes and its overall cost of long-term debt. The Company’s interest rate swap contracts exchange the variable interest rates for fixed interest rates.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and highly liquid investments with original maturities of three months or less.

Investments

Investments as of March 31, 2026 and December 31, 2025 consisted of certificates of deposit and investment grade corporate, agency and municipal bonds with original maturity dates between three and thirty-six months.

Restricted Cash

Restricted cash is collateral required for the Company to guarantee certain vendor payments in France. As of March 31, 2026 and December 31, 2025, the restricted cash balance was $0.2 million.

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letters of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months, but less than one year. As of March 31, 2026 and December 31, 2025, the balance of restricted short-term investments was $2.2 million.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

recognition, convertible debt instruments are accounted for as a single liability measured at its amortized cost as long as no other features require separation and recognition as derivatives.

Capitalized Software Implementation Costs

The Company capitalizes certain software implementation costs incurred under a cloud computing arrangement that is a service contract. Costs incurred during the preliminary project phase or planning and research phase are expensed as incurred. Costs incurred during the application development stage related to the implementation of the hosting arrangement are capitalized and included within other assets on the accompanying condensed consolidated balance sheets. Capitalized implementation costs are amortized on a straight-line basis over the term of the associated hosting arrangement, when ready for its intended use. Capitalized implementation costs were $9.1 million and $6.8 million as of March 31, 2026 and December 31, 2025, respectively, and are included in other long-term assets in the Company’s condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, the Company did not record any amortization expense for capitalized implementation costs.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standard Board, or FASB, issued ASU 2024-03, Income Statement Reporting-Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) included within income statement expense captions. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard updates are to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of disclosure requirements related to the new standard on the Company’s condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt– Debt with Conversion and Other Options, (subtopic 470-20). The update is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for (a) convertible debt instruments with cash conversion features and (b) debt instruments that are not currently convertible. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025. The Company adopted this guidance during the period and this guidance did not have any impact on the Company’s condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU amends the existing standard to remove all references to prescriptive and sequential software development project stages. Under this guidance, eligible software development costs will begin to be capitalized when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed; management is required to consider whether there is significant uncertainty associated with the development activities of the software. This guidance is effective for all annual periods beginning after December 15, 2027, and for interim periods within those annual reporting

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

periods, with early adoption permitted. The guidance may be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. The Company is currently evaluating the impact of the new standard on the Company’s condensed consolidated financial statements and related disclosures.

Note 3. Revenue Recognition

Product revenues, net

In accordance with ASC 606 Revenue from Contracts with Customers, revenue is recognized at the time that the Company’s customers obtain control of the promised goods and the Company satisfies its performance obligations, which is generally at the time of product delivery to the Company’s customers. In some cases, the Company’s performance obligation is satisfied and revenue is recognized at the time of shipment when stipulated by the terms of the sale agreements.

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

Chargebacks and Rebates

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

Chargebacks and rebates are reflected as a component of product revenues, net. The following table is an analysis of the chargeback and rebate activities and ending balances:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Beginning balance	$79,182	$60,331
Provision for chargebacks and rebates	117,340	91,531
Credits and payments issued to third parties	(130,281)	(92,942)
Ending balance	$66,241	$58,920

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Chargebacks and rebates are included in the following balance sheet accounts:

	March 31,	December 31,
	2026	2025

	(in thousands)
Reduction to accounts receivable, net	$33,316	$43,820
Accounts payable and accrued liabilities	32,925	35,362
Total	$66,241	$79,182

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

Service revenues derived from research and development contracts are recognized over time based on progress toward satisfaction of the performance obligation. For each performance obligation satisfied over time, the Company assesses the proper method to be used for revenue recognition, either an input method to measure progress toward the satisfaction of services or an output method of determining the progress of completion of performance obligation. Revenues from research

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and development services were $2.5 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

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

For the three months ended March 31, 2026, options to purchase 3,248,575 shares of stock with a weighted-average exercise price of $34.76 per share were excluded in the computation of diluted net income per share because their effect would be anti-dilutive. The 2029 Convertible Notes had no impact on the computation of diluted net income per share, as the average stock price during the period was less than the conversion price.

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

The following table provides the calculation of basic and diluted net income per share for each of the periods presented:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands, except per share data)
Basic and dilutive numerator:
Net income	$6,420	$25,285
Denominator:
Weighted-average shares outstanding — basic	45,322	47,641

Net effect of dilutive securities:
Incremental shares from equity awards	1,136	2,249
Weighted-average shares outstanding — diluted	46,458	49,890
Net income per share — basic	$0.14	$0.53
Net income per share — diluted	$0.14	$0.51

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected segment financial information is presented below:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Net revenues:	$171,171	$170,528
Less:
Payroll expense	50,618	49,310
Materials and supplies	12,741	10,479
Clinical trials expense	1,552	948
Depreciation and amortization expense	14,348	13,609
Stock-based compensation expense	9,274	8,393
Consulting and outside services expense	10,362	9,585
Advertising and promotional expense	3,060	3,889
Other segment items(1)	55,011	39,256
Interest income	(2,400)	(2,089)
Interest expense	6,553	6,286
Income tax provision	3,632	5,577
Net income	$6,420	$25,285
(1)	Other segment items primarily include maintenance and repairs expense, travel expense, professional services expense, legal expense, rent expense, product costs, certain overhead expenses, manufacturing cost absorption and variances, inventory provisions, miscellaneous expenses, and foreign currency exchange gains and losses.

Net revenues by product are presented below:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Net revenues:
BAQSIMI®	$32,434	$38,355
Primatene MIST®	29,763	29,051
Epinephrine	19,213	18,587
Lidocaine	13,460	13,644
Glucagon	9,170	20,843
Other products	67,131	50,048
Total net revenues	$171,171	$170,528

Net revenues and carrying values of long-lived assets, which includes property, plant and equipment, as well as finance and operating lease right-of-use assets, by geographic region, based on where the Company conducts its operations, are as follows:

	Net Revenues		Long-Lived Assets
	Three Months Ended
	March 31,		March 31,	December 31,
	2026	2025	2026	2025

	(in thousands)
United States	$159,040	$162,590	$235,034	$206,697
China	2,482	81	108,557	110,055
France	9,649	7,857	35,321	36,967
Total	$171,171	$170,528	$378,912	$353,719

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Customer and Supplier Concentration

Customer Concentrations

The following table provides accounts receivable and net revenue information for the Company’s three major customers:

	% of Total Accounts		% of Net
	Receivable		Revenues
			Three Months Ended
	March 31,	December 31,	March 31,
	2026	2025	2026	2025
Cencora	25%	28%	21%	21%
McKesson	23%	28%	20%	24%
Cardinal Health	14%	12%	19%	20%

Supplier Concentrations

The Company depends on suppliers for raw materials, APIs, and other components and depends on a contract manufacturing organization, or CMO, for the supply of BAQSIMI® that are all subject to stringent FDA requirements. Some of these materials may only be available from one or a limited number of sources. Establishing additional or replacement suppliers for these materials may take a substantial period of time, as suppliers must be approved by the FDA. Furthermore, a significant portion of raw materials may only be available from foreign sources. If the Company is unable to secure, on a timely basis, sufficient quantities of the materials it depends on to manufacture and market its products, or if the Company’s CMO is found to be non-compliant with the FDA’s or other regulatory agencies quality system regulation, cGMP, or other applicable laws or regulations, it could have a materially adverse effect on the Company’s business, financial condition, and results of operations.

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

As of March 31, 2026 and December 31, 2025, cash equivalents include money market accounts and corporate and municipal bonds with original maturities of less than three months. Investments consist of certificates of deposit as well as investment-grade corporate, agency and municipal bonds with original maturity dates between three and thirty-six months. The certificates of deposit are carried at amortized cost in the Company’s condensed consolidated balance sheets, which approximates their fair value determined based on Level 2 inputs. The corporate, agency and municipal bonds are classified as held-to-maturity and are carried at amortized cost net of allowance for credit losses. The fair value

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of such bonds is disclosed in Note 8 and was determined based on Level 2 inputs. The restrictions on restricted cash and investments have an immaterial effect on the fair value of these financial assets.

The fair values of the Company’s financial assets and liabilities measured on a recurring basis as of March 31, 2026 and December 31, 2025, are as follows:

	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents	$98,029	$98,029	$—	$—
Restricted cash	235	235	—	—
Short-term investments	26,701	—	26,701	—
Restricted short-term investments	2,200	—	2,200	—
Interest rate swaps related to variable rate loans	(2,562)	—	(2,562)	—
Total assets and liabilities measured at fair value as of March 31, 2026	$124,603	$98,264	$26,339	$—

	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents	$111,350	$111,350	$—	$—
Restricted cash	235	235	—	—
Short-term investments	16,530	—	16,530	—
Restricted short-term investments	2,200	—	2,200	—
Interest rate swaps related to variable rate loans	(4,566)	—	(4,566)	—
Total assets and liabilities measured at fair value as of December 31, 2025	$125,749	$111,585	$14,164	$—

The Company does not hold any Level 3 instruments that are measured at fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include investments in unconsolidated affiliates, long-lived assets, goodwill, and intangible assets for which the fair value is determined as part of an impairment test. As of March 31, 2026 and December 31, 2025, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

The Company’s deferred compensation plan assets are valued using the cash surrender value of the life insurance policies and are not included in the table above.

Note 8. Investments

The following is a summary of the Company’s investments that are classified as held-to-maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Corporate and agency bonds (due within 1 year)	$92,471	$4	$(94)	$92,381
Municipal bonds (due within 1 year)	1,840	—	(1)	1,839
Total investments as of March 31, 2026	$94,311	$4	$(95)	$94,220

Corporate and agency bonds (due within 1 year)	$95,981	$39	$(60)	$95,960
Municipal bonds (due within 1 year)	124	—	—	124
Total investments as of December 31, 2025	$96,105	$39	$(60)	$96,084

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

Note 9. Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights	24	$591,338	$67,758	$523,580
Land-use rights	39	2,540	963	1,577
Other intangibles	7	2,443	532	1,911
Subtotal	24	596,321	69,253	527,068
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill	*	3,330	—	3,330
Subtotal	*	32,555	—	32,555
As of March 31, 2026	*	$628,876	$69,253	$559,623

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights	24	$591,338	$61,597	$529,741
Land-use rights	39	2,540	947	1,593
Other intangibles	7	2,443	439	2,004
Subtotal	24	596,321	62,983	533,338
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill	*	3,402	—	3,402
Subtotal	*	32,627	—	32,627
As of December 31, 2025	*	$628,948	$62,983	$565,965
*	Intangible assets with indefinite lives have an indeterminable average life.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill

The changes in the carrying amounts of goodwill are as follows:

	March 31,	December 31,
	2026	2025

	(in thousands)
Beginning balance	$3,402	$3,049
Currency translation	(72)	353
Ending balance	$3,330	$3,402

Note 10. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2026	2025

	(in thousands)
Raw materials and supplies	$104,663	$106,832
Work in process	42,638	40,440
Finished goods	22,893	29,618
Total inventories	$170,194	$176,890

Charges of $2.2 million and $0.2 million were included in the cost of revenues in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively, to adjust the Company’s inventory and related firm purchase commitments to their net realizable value.

Note 11. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	March 31,	December 31,
	2026	2025

	(in thousands)
Buildings	$196,308	$196,675
Leasehold improvements	46,141	46,098
Land	7,527	7,554
Machinery and equipment	302,497	302,330
Furniture, fixtures, and automobiles	40,404	39,769
Construction in progress	27,726	24,407
Total property, plant, and equipment	620,603	616,833
Less: accumulated depreciation	(313,372)	(306,266)
Total property, plant, and equipment, net	$307,231	$310,567

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2026	2025

	(in thousands)
Accrued customer fees and rebates	$53,808	$56,362
Accrued payroll and related benefits	30,573	26,318
Accrued product returns, current portion	19,352	18,568
Other accrued liabilities	13,455	14,508
Total accrued liabilities	117,188	115,756
Accounts payable	35,500	32,592
Total accounts payable and accrued liabilities	$152,688	$148,348

Note 13. Debt

Debt consists of the following:

	March 31,	December 31,
	2026	2025

	(in thousands)
Convertible Debt

2029 Convertible Notes	$345,000	$345,000

Term Loan

Wells Fargo Term Loan due June 2028	250,000	250,000

Other Loans and Payment Obligations

French government loans due December 2026	57	56

Line of Credit Facilities

Line of credit facility with China Merchant Bank due October 2026	—	—
Wells Fargo Revolving line of credit facility due June 2028	—	—
Line of credit facility with ICBC Bank due November 2033	25,052	24,649

Equipment under Finance Leases	232	264
Total debt	620,341	619,969
Less: current portion of long-term debt	1,671	1,641
Less: loan issuance costs	8,869	9,579
Long-term debt, net of current portion and unamortized debt issuance costs	$609,801	$608,749

Credit Agreement

2029 Convertible Notes

In September 2023, the Company issued the 2029 Convertible Notes, in the aggregate principal amount of $345.0

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

million in a private offering pursuant to Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended. The Company used portions of the net proceeds from the 2029 Convertible Notes to (i) repay approximately $200.0 million of the Company’s borrowings under the Wells Fargo Term Loan and (ii) repurchase $50.0 million of the Company’s common stock.

In connection with the issuance of the 2029 Convertible Notes, the Company incurred approximately $10.8 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees. Unamortized debt issuance costs related to the 2029 Convertible Notes were $5.8 million and $6.3 million as of March 31, 2026 and December 31, 2025, respectively. The fair value of the 2029 Convertible Notes was approximately $312.4 million as of March 31, 2026 based on Level 2 inputs.

The total interest expense related to the 2029 Convertible Notes was $2.2 million, with coupon interest expense of $1.7 million, and the amortization of debt issuance cost of $0.5 million in both periods presented.

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

On or after December 15, 2028, until the close of business on the second scheduled trading day immediately preceding

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Syndicated Line of Credit Facility with ICBC Bank – Due November 2033

In January 2024, the Company entered into a credit agreement with Industrial and Commercial Bank of China Limited, or ICBC Bank, acting as a lender and as agent for other lenders. The credit agreement allows the Company to borrow up to $40.0 million secured by equipment and buildings at our Chinese subsidiary. The interest rate and other terms will be determined at the time of the borrowing, depending on the type of loan requested. The credit agreement expires in November 2033.

The loan bears interest at the prime rate as published by The People’s Bank of China minus 0.2%. Interest payments are due quarterly and repayment of the principal amount is biannual and begins in May 2026. As of March 31, 2026, the Company had $25.1 million of principal outstanding under this loan, which is recorded net of loan issuance costs of $1.3 million.

Interest Rate Swap Contract

As of March 31, 2026, the fair value of the loans listed above approximated their carrying amount based on Level 2 inputs, with the exception of the 2029 Convertible Notes. For the Wells Fargo Term Loan, the Company has entered into a fixed interest rate swap contract to exchange the variable interest rates for fixed interest rates. The interest rate swap contract is recorded at fair value in the other long-term liabilities line in the condensed consolidated balance sheets. Changes in the fair values of interest rate swaps were a $2.0 million gain and a $2.9 million loss for the three months ended March 31, 2026 and 2025, respectively.

Covenants

At March 31, 2026 and December 31, 2025, the Company was in compliance with all of its debt covenants.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14. Income Taxes

The following table sets forth the Company’s income tax provision for the periods indicated:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Income before taxes	$10,052	$30,862
Income tax provision	3,632	5,577
Net income	$6,420	$25,285
Income tax provision as a percentage of income before income taxes	36.1%	18.1%

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

The Company continues to record a full valuation allowance on the net deferred income tax assets of its French subsidiary and its U.K. subsidiaries, and will continue to do so until the subsidiaries generate sufficient taxable income to realize their respective deferred income tax assets.

The Company also records a valuation allowance on net deferred income tax assets in states where it files separately and will continue to do so until sufficient taxable income is generated to realize these state deferred income tax assets.

Note 15. Stockholders' Equity

Share Buyback Program

Pursuant to the Company’s existing share buyback program, the Company purchased 1,373,345 and 393,836 shares of its common stock, totaling $29.5 million and $11.0 million, for the three months ended March 31, 2026 and 2025, respectively.

In March 2026, the Company’s Board of Directors authorized a $50.0 million increase to the Company’s share buyback program, which is expected to continue for an indefinite period of time. Since the inception of the program, the Company’s Board of Directors have authorized a total of $485.0 million in the share buyback program. The primary goal of the program is to offset dilution created by the Company’s equity compensation programs.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Incentive Plan, or the Original 2015 Plan, increased the number of shares available for issuance under the Original 2015 Plan, and removed the evergreen provision. The term of the Amended 2015 Plan will be extended indefinitely, however, the Company’s ability to grant incentive stock options thereunder will continue through February 2034.

As of March 31, 2026, the Company reserved an aggregate of 4,707,576 shares of common stock for future issuance under the Amended 2015 Plan.

2014 Employee Stock Purchase Plan

As of March 31, 2026, the Company has issued 1,443,046 shares of common stock under the ESPP and 556,954 shares of its common stock remain available for issuance under the ESPP.

For the three months ended March 31, 2026 and 2025, the Company recorded ESPP expense of $0.3 million and $0.3 million, respectively.

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

The weighted-averages for key assumptions used in determining the fair value of options granted are as follows:

	Three Months Ended
	March 31,
	2026	2025
Average volatility	43.4%	40.8%
Average risk-free interest rate	3.9%	4.2%
Weighted-average expected life in years	6.3	6.3
Dividend yield rate	—%	—%

A summary of option activity under all plans for the three months ended March 31, 2026, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2025	6,884,390	$25.75
Options granted	1,678,489	19.21
Options exercised	(156,499)	11.82
Options forfeited	(23,048)	35.65
Options expired	(396,651)	21.97
Outstanding as of March 31, 2026	7,986,681	$24.81	6.40	$8,868
Exercisable as of March 31, 2026	4,914,135	24.44	4.60	$8,230
Vested and expected to vest as of March 31, 2026	7,707,421	24.85	6.29	$8,799
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s stock for those awards that have an exercise price below the estimated fair value at March 31, 2026.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended March 31, 2026 and 2025, the Company recorded expense of $4.7 million and $4.2 million, respectively, related to stock options granted under all plans.

Information relating to option grants and exercises is as follows:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands, except per share data)
Weighted-average grant date fair value per share	$9.31	$13.38
Intrinsic value of options exercised	1,724	7,833
Cash received from options exercised	1,850	2,068
Total fair value of the options vested during the period	11,910	10,678

A summary of the status of the Company’s non-vested options as of March 31, 2026, and changes during the three months ended March 31, 2026, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2025	2,153,209	$15.73
Options granted	1,678,489	9.31
Options vested	(736,104)	16.18
Options forfeited	(23,048)	16.78
Non-vested as of March 31, 2026	3,072,546	12.11

As of March 31, 2026, there was $31.1 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock option-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 3.1 years and will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to four years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until vested. The RSUs do not have any voting or dividend rights prior to the issuance of the underlying common stock. The share-based expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period using the straight-line method. For the three months ended March 31, 2026 and 2025, the Company recorded expenses of $4.3 million and $3.9 million, respectively, related to RSU awards granted under all plans.

As of March 31, 2026, there was $32.2 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSU based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted-average period of 3.0 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
	Total RSUs	Value of RSUs
	Issued	Issued(1)
		(in thousands)
RSUs outstanding at December 31, 2025	1,007,433
RSUs granted	813,454	$15,626
RSUs forfeited	(10,827)
RSUs vested(2)	(341,314)
RSUs outstanding at March 31, 2026	1,468,746
(1)	The total FMV is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 133,119 shares of common stock were surrendered to fulfill tax withholding obligations.

Share-based Compensation Expense

The Company recorded share-based compensation expense, which is included in the Company’s condensed consolidated statement of operations as follows:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Cost of revenues	$2,456	$2,338
Operating expenses:
Selling, distribution, and marketing	360	313
General and administrative	5,137	4,569
Research and development	1,321	1,173
Total share-based compensation	$9,274	$8,393

Note 16. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the three months ended March 31, 2026 and 2025, were approximately $0.7 million and $0.7 million, respectively.

Defined Benefit Pension Plan

The Company’s French subsidiary, has an obligation associated with a defined-benefit plan for its eligible employees. This plan provides benefits to the employees from the date of retirement and is based on the employee’s length of time employed by the Company. The calculation is based on a statistical calculation combining a number of factors that include the employee’s age, length of service, and employee turnover rate.

The liability under the plan is based on a discount rate of 3.95% as of March 31, 2026 and December 31, 2025. The liability is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.6 million and $2.7 million at March 31, 2026 and December 31, 2025, respectively. The Company did not incur any expense under the plan for the three months ended March 31, 2026. The Company recorded an immaterial amount of expense under the plan for the three months ended March 31, 2025. Gain or loss due to change in actuarial valuation of the Company’s defined benefit pension plan was not material.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-qualified Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan obligations are payable upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants began contributing to the plan in January 2020. The plan assets were valued at approximately $14.4 million and $14.5 million as of March 31, 2026 and December 31, 2025, respectively. The plan liabilities were valued at approximately $15.0 million and $15.0 million as of March 31, 2026 and December 31, 2025, respectively. The plan assets and liabilities are included in other long-term assets and other long-term liabilities, respectively, on the Company’s condensed consolidated balance sheets.

Note 17. Commitments and Contingencies

Lease Liabilities

Right-of-Use, or ROU, assets represent the Company’s right to control an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The classification of the Company’s leases as operating or finance leases along with the initial measurement and recognition of the associated ROU assets and lease liabilities is performed at the lease commencement date and the measurement of lease liabilities is based on the present value of lease payments over the lease term. Lease terms are generally based on their initial non-cancelable terms, unless there is a renewal option that is reasonably certain to be exercised. Various factors, including economic incentives, intent, past history, and business needs are considered to determine if a renewal option is reasonably certain to be exercised. As most of its leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the discount rate used to present value the lease payments. The ROU asset is based on the measurement of the lease liability, includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. The Company has lease agreements with both lease and non-lease components, which are accounted for as a single component for all asset classes. The Company leases real and personal property, in the normal course of business, under various non-cancelable operating leases. The Company, at its option, can renew a substantial portion of its leases, at the market rate, for various renewal periods ranging from one to six years.

In July 2025, the Company entered into an agreement to lease approximately 225,167 square feet of building space in Rancho Cucamonga, California. The non-cancelable lease term is approximately 10 years with a renewal option to extend the lease for two additional five-year periods. The monthly lease payments are $0.3 million subject to an annual increase of 3.25%. Upon the lease commencement in January 2026, the Company recorded an initial ROU asset of $27.7 million and corresponding operating lease liability of $27.4 million, based on an incremental borrowing rate of 7.0%. The renewal option was not considered in the determination of the ROU asset or operating lease liability as the Company is not reasonably certain it would exercise this option.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of lease costs were as follows:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Operating lease costs	$3,418	$2,346

Short-term lease costs	156	154

Finance lease costs
Amortization of right-of-use assets	36	41
Interest on lease liabilities	4	7
Total finance lease costs	$40	$48

Total lease costs	$3,614	$2,548

Other information pertaining to leases is as follows:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands, except lease term and discount rate)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$1,303	$1,225
Operating cash flows paid for finance leases	2	4
Financing cash flows paid for finance leases	29	38

Right-of use assets obtained in exchange for lease liabilities
Operating leases	30,709	521
Finance leases	—	—

Weighted-average remaining lease term (years)
Operating leases	7.5	6.4
Finance leases	1.4	2.3

Weighted-average discount rate
Operating leases	6.9%	6.3%
Finance leases	7.0%	6.8%

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of 12 months as of March 31, 2026, are as follows:

	Operating	Finance
	Leases	Leases	Total

	(in thousands)
2026 (excluding the three months ended March 31, 2026)	$11,171	$139	$11,310
2027	13,042	104	13,146
2028	12,906	—	12,906
2029	12,901	—	12,901
2030	13,031	—	13,031
Thereafter	33,611	—	33,611
Total lease payments	$96,662	$243	$96,905
Less: interest	21,756	11	21,767
Total	$74,906	$232	$75,138

BAQSIMI®

In connection with the BAQSIMI® acquisition from Eli Lilly & Company, or Lilly, the Company may also be required to pay additional contingent consideration of up to $450.0 million to Lilly based on the achievement of certain milestones. The Purchase Agreement provides that the contingent consideration that may become payable to Lilly would be achieved as follows: (i) a one-time payment of $100.0 million if the Company achieves annual net sales of $175.0 million or more of BAQSIMI® and certain related products, or the Milestone Products, in any one contract year during the first five years after the Closing; (ii) up to two payments of $100.0 million each if the Company achieves annual net sales of $200.0 million or more of Milestone Products in any one contract year during the first five years after the Closing; and (iii) a one-time payment of $150.0 million if the Company achieves total cumulative net sales of $950.0 million or more of the Milestone Products for the first five years after the Closing.

In addition, the Company assumed certain contingent consideration of Lilly, which would require the Company to pay up to an aggregate of $125.0 million based on the achievement of annual net sales milestones of $350.0 million, $400.0 million and $600.0 million. Through March 31, 2026, the Company has not triggered any milestones and therefore no amounts have been recognized or paid.

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

As part of the agreement, in 2025, the Company made earnest money and upfront payments for a total of $6.0 million, which was recorded as a research and development expense in the Company’s condensed consolidated statement of operations.

The Company is also obligated to make cash payments to Anji, consisting of up to $42.0 million in development-based milestone payments and up to $225.0 million in sales-based milestone payments, subject to the achievement of the

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

applicable development and sales milestone events respectively, and royalty payments of 5% on net sales, not to exceed a maximum annual amount of $22.5 million each calendar year for each Licensed Product and a maximum accumulated amount of $60.0 million for each Licensed Products. The Company is also required to pay Anji a certain percentage of sublicense income received from the sublicense transactions. The term of this License Agreement will expire, on a Licensed Product-by-Licensed Product and region-by-region basis, on the tenth anniversary of the first commercial sale of such Licensed Product in the applicable region in the Territory, with the Company having the right to extend the License Agreement until the earlier of ten additional years or the expiration, lapse, or invalidation of the last remaining valid claim of the patents licensed by Anji to the Company that covers the Licensed Products in the Territory. Through March 31, 2026, the Company has not triggered any milestones and therefore no amounts have been recognized or paid.

Licensing Agreement with Nanjing Hanxin Pharmaceutical Technology Co., Ltd.

In January 2026, the Company and Nanjing Hanxin Pharmaceutical Technology Co., Ltd., or Hanxin, a related party, entered into a license agreement pursuant to which Hanxin has granted the Company an exclusive license to certain intellectual property controlled by Hanxin to develop, make, use and commercialize products incorporating or comprising of corticotropin compound, or corticotropin, in the United States and Canada, or the Territory. Hanxin has also granted a non-exclusive license under certain intellectual property controlled by the Company to develop, make, use and commercialize corticotropin outside the Territory.

As part of the agreement, the Company made an upfront payment of $2.0 million during the three months ended March 31, 2026, which was recorded as a research and development expense in the Company’s condensed consolidated statement of operations.

The Company is also obligated to make cash payments to Hanxin, consisting of up to $14.0 million in development milestone payments and up to $75.0 million in sales milestone payments, subject to the achievement of the applicable development and sales milestone events respectively, and royalty payments of 5% on net sales, not to exceed a maximum annual amount of $7.5 million each calendar year and a maximum accumulated amount of $60.0 million for corticotropin. Hanxin will pay to the Company a royalty payment of net sales of corticotropin that are based on any patents licensed by the Company to Hanxin under the License Agreement or regulatory exclusivity covering corticotropin. The term of the license agreement will expire, region-by-region basis, on the tenth anniversary of the first commercial sale of corticotropin in the applicable region, with the Company having the right to extend the license agreement until the earlier of ten additional years or the expiration, lapse, or invalidation of the last remaining valid claim of the patents licensed by Hanxin to the Company that covers the product. Through March 31, 2026, the Company has not triggered any milestones and therefore no amounts have been recognized or paid.

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

In January 2026, the Company amended the contract manufacturing agreement with Hanxin to expand the territory of the

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Manufacturing Agreement. Additionally, the amendment clarifies the intellectual property rights and adds indemnification and limitation of liability terms.

During the three months ended March 31, 2026, the Company recognized $0.7 million of revenue from manufacturing services provided to Hanxin. During the three months ended March 31, 2025, the Company did not recognize revenue from manufacturing services provided to Hanxin. As of March 31, 2026, the Company had receivables of approximately $0.7 million from Hanxin under these agreements. As of December 31, 2025, the Company had an immaterial amount of receivables from Hanxin under these agreements.

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

In March 2026, the Company amended the contract research agreement with Hanxin, whereby, the Company will use the RCBs that Hanxin develops to make Master Cell Banks for product candidates AMP-105, instead of AMP-107 as originally contemplated in the Contract Research Agreement. The total cost of the Contract Research Agreement will be increased by approximately $0.6 million, which reflects the additional work that Hanxin will need to perform and compensation to Hanxin for the work already provided for AMP-107.

During the three months ended March 31, 2026 and 2025, the Company paid an immaterial amount under this agreement. As of March 31, 2026 and December 31, 2025, the Company had an immaterial amount of payable to Hanxin under this agreement.

Supply Agreement with Letop

In November 2022, the Company entered into a supply agreement with Nanjing Letop Biotechnology Co., Ltd., or Letop, which is considered a related party due to an ownership stake of Henry Zhang. Under the terms of the supply agreement, Letop will manufacture and deliver chemical intermediates to the Company on a cost-plus basis. This agreement expired in the fourth quarter of 2025.

In March 2026, the Company entered into a new supply agreement with Letop, whereby Letop will manufacture and deliver chemical intermediates to the Company on a cost-plus basis. The agreement is effective for five years.

During the three months ended March 31, 2026 and 2025, the Company paid an immaterial amount under this agreement. As of March 31, 2026 and December 31, 2025, the Company did not have any additional accruals payable to Letop.

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

In January 2026, the Company and Genreach amended the distribution agreement to expand the region of the distribution agreement to include the Middle East countries and Southeast Asia, as well as amending the annual minimum purchase

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

amount.

The term of the agreement is for ten years, with both parties having termination rights without cause after the completion of the second contract year.

During the three months ended March 31, 2026 and 2025, the Company did not recognize any revenue from the distribution agreement with Genreach. As of March 31, 2026 and December 31, 2025, the Company did not have any receivables from Genreach.

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

During the three months ended March 31, 2026, the Company did not recognize any revenue from the distribution agreement. As of March 31, 2026, the Company did not have any receivables from Chengong.

Note 19.   Litigation

Employee Litigation Matters

On April 15, 2024, a former employee initiated an employment litigation against the Company by filing a complaint, as amended, having individual and class action claims for alleged violations of the California Labor Code pertaining to California’s Private Attorneys General Act, or PAGA, wage and hour, and other state laws. This complaint was filed in the Superior Court of California for the County of Los Angeles. In the complaint, the plaintiff is seeking damages and related remedies under California law, as well as various penalty payments under the California Labor Code. In November 2024, the court ordered the plaintiff to dismiss the individual and class claims, with only the PAGA claim remaining. The Company intends to vigorously defend itself against the complaint.

On June 20, 2024, a former employee initiated an employment litigation against the Company and Roth Staffing Companies L.P. by filing a complaint having individual and class action claims for alleged violations of the California Labor Code pertaining to wage and hour, and other state laws. This complaint was filed in the Superior Court of California for the County of Los Angeles. In the complaint, the plaintiff is seeking damages and related remedies under California law, as well as various penalty payments under the California Labor Code. The Company intends to vigorously defend itself against the complaint.

On October 30, 2025, a former employee initiated a class action litigation against the Company by filing a complaint for alleged violations of the California Labor Code pertaining to California’s PAGA, wage and hour, and other state laws. This complaint was filed in the Superior Court of California for the County of Los Angeles. In the complaint, the plaintiff is seeking damages and related remedies under California law, as well as various penalty payments under the California Labor Code. The Company intends to vigorously defend itself against the complaint.

During the three months ended March 31, 2026, the Company accrued $1.0 million related to the three employee litigations.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Litigation Matters

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Condensed Consolidated Financial Statements” and the related notes thereto included in this Quarterly Report on Form 10-Q, or Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under the “Special Note About Forward-Looking Statements,” above and described in greater detail elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025, particularly in Item 1A. “Risk Factors”.

Overview

We are a biopharmaceutical company focusing on developing, manufacturing, and commercializing technically challenging generic and proprietary injectable, inhalation, and intranasal products, as well as active pharmaceutical ingredient, or API products. We currently manufacture and sell over 25 prescription pharmaceutical products, and one over-the-counter product, Primatene MIST®.

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

See the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, for further discussion of the potential adverse impact of unfavorable global and geopolitical economic conditions on our business, results of operations and financial conditions.

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

For more information regarding the Hanxin license agreement, see “Part I – Item 1. Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements – Note 17. Commitments and Contingencies.”

In February 2026, the FDA approved our Ipratropium Bromide HFA inhalation aerosol, 17 mcg/actuation, which we launched in April 2026.

Business Segments

Our performance is assessed and resources are allocated based on one reportable segment, pharmaceutical products.

For more information regarding our segments, see “Part I – Item 1. Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements – Note 5. Segment Reporting.”

Results of Operations

Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025

Net revenues

	Three Months Ended
	March 31,		Change
	2026	2025	Dollars	%

	(in thousands)
Net revenues	$171,171	$170,528	$643	0%
Cost of revenues	$100,849	$85,277	$15,572	18%
Gross profit	$70,322	$85,251	$(14,929)	(18)%
as % of net revenues	41%	50%

The following table summarizes our revenue by product for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,		Change
	2026	2025	Dollars	%

	(in thousands)
Net revenues:
BAQSIMI®	$32,434	$38,355	$(5,921)	(15)%
Primatene MIST®	29,763	29,051	712	2%
Epinephrine	19,213	18,587	626	3%
Lidocaine	13,460	13,644	(184)	(1)%
Glucagon	9,170	20,843	(11,673)	(56)%
Other products	67,131	50,048	17,083	34%
Total net revenues	$171,171	$170,528	$643	0%

The decrease in sales of BAQSIMI® was primarily due to a lower average selling price, as a result of a change in gross-to-net discounts due to changes in chargebacks and rebates and changes to the customer mix, impacting sales of approximately $8.0 million. This decrease was partially offset by an increase in unit volumes, contributing $2.0 million in sales driven by our continued marketing efforts. Primatene MIST® sales increased primarily due to an increase in unit volumes. The increase in sales of epinephrine was due to an increase in demand for our epinephrine pre-filled syringe, as a result of other supplier shortages, contributing $4.1 million in sales. This increase was partially offset by a decrease in our epinephrine multi-dose vial product, as a result increased competition, impacting sales by $3.5 million. The decrease in sales of glucagon was due to a decrease in unit volumes, impacting sales by $6.1 million, as well as a lower average selling price, which impacted sales by $5.6 million, as a result of increased competition and the continued shift to ready to use glucagon products such as BAQSIMI®. The increase in other products was primarily due to recently launched products including an increase in albuterol sales of $2.8 million, iron sucrose sales of $1.4 million and teriparatide sales of $2.2 million, which were launched in August 2024, August 2025, and December 2025, respectively. An increase in API sales and an increase in dextrose sales as a result of an increase in demand caused by other supplier shortages, also positively impacted sales.

We anticipate that sales of glucagon will continue to decline in the future due to competitive dynamics. We also anticipate that sales of epinephrine and other products will continue to fluctuate depending on the ability of our competitors to supply market demands.

Backlog

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. We had no significant backlog as of March 31, 2026. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross Margins

The decrease in gross margins was impacted by lower average selling prices for our higher margin products, such as BAQSIMI®, glucagon, phytonadione, and epinephrine multi-dose vials. Additionally, our manufacturing expenses increased due to the expansion of our manufacturing facilities in Rancho Cucamonga, CA.

Selling, distribution, and marketing, and general and administrative

	Three Months Ended
	March 31,		Change
	2026	2025	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$11,927	$11,866	$61	1%
General and administrative	$18,028	$15,996	$2,032	13%

The increase in general and administrative expenses was primarily due to an increase in legal expense, expenses associated with implementing a new ERP system and salary and personnel-related expenses.

Legal fees may fluctuate from period to period due to the timing of patent challenges and other litigation matters.

Research and development

	Three Months Ended
	March 31,		Change
	2026	2025	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$10,372	$9,061	$1,311	14%
Clinical trials	1,552	948	604	64%
FDA fees	15	1,485	(1,470)	(99)%
Materials and supplies	5,445	2,828	2,617	93%
Depreciation	3,834	3,175	659	21%
Other expenses(1)	5,519	2,599	2,920	112%
Total research and development expenses	$26,737	$20,096	$6,641	33%
(1)	Includes the upfront payment of $2.0 million relating to the licensing agreement with Hanxin.

Research and development expenses consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

Research and development expenses increased primarily due to spending for our insulin, inhalation, and proprietary pipeline products. Additionally, we made a $2.0 million upfront payment for the licensing agreement that we entered into with Hanxin during the quarter.

We have made, and expect to continue to make, substantial investments in research and development to expand our product portfolio and grow our business. We expect that research and development expenses will increase on an annual basis due to increased clinical trials costs related to our proprietary, insulin and inhalation product candidates. These expenditures will include costs of APIs developed internally as well as APIs purchased externally for use in research and development, the cost of purchasing reference listed drugs and the costs of performing the clinical trials. As we undertake new and challenging research and development projects, we anticipate that the associated costs will increase significantly over the next several quarters and years.

Non-operating expenses, net

	Three Months Ended
	March 31,		Change
	2026	2025	Dollars	%

	(in thousands)
Non-operating expenses:
Interest income	$2,400	$2,089	$311	15%
Interest expense	(6,553)	(6,286)	(267)	4%
Other income (expenses), net	575	(2,234)	2,809	126%
Total non-operating expenses, net	$(3,578)	$(6,431)	$2,853	(44)%

The change in non-operating expenses, net is primarily a result of foreign currency fluctuation, as well as mark-to-market adjustments relating to our interest rate swap contract during the three months ended March 31, 2026.

Income tax provision

	Three Months Ended
	March 31,		Change
	2026	2025	Dollars	%

	(in thousands)
Income tax provision	$3,632	$5,577	$(1,945)	(35)%
Effective tax rate	36%	18%

Our effective tax rate for the three months ended March 31, 2026 increased in comparison to the three months ended March 31, 2025, primarily due to timing of discrete tax items. For more information regarding our income taxes, see “Part I – Item 1. Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements – Note 14. Income Taxes.”

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

Our cash obligations include the principal and interest payments due on our existing loans, and finance and operating lease payments. In addition, upon the achievement of various development, regulatory and commercial milestones for agreements, we have entered into with third parties, we are contractually obligated to pay additional amounts that, in the aggregate, are significant. These payments are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring, and any resulting cash requirements are managed through our operating budgeting processes. These obligations are not recorded on our condensed consolidated balance sheets. As of March 31, 2026, the maximum amount that may be payable in the future for agreements we have entered into with third parties is approximately $1.1 billion. These obligations are described further throughout this Quarterly Report.

As of March 31, 2026, our foreign subsidiaries collectively held $12.3 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. We expect additional cash flows to be generated in the longer term from future product launches, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product launches, which could be lengthy or ultimately unsuccessful.

Working capital decreased $8.7 million to $469.2 million at March 31, 2026, compared to $477.9 million at December 31, 2025.

Cash Flows from Operations

The following table summarizes our cash flows provided by and used in operating, investing, and financing activities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$47,840	$35,077
Investing activities	(16,733)	10,481
Financing activities	(30,207)	(14,503)
Effect of exchange rate changes on cash	(138)	118
Net increase in cash, cash equivalents, and restricted cash	$762	$31,173

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $47.8 million for the three months ended March 31, 2026, which included net income of $6.4 million. Non-cash items comprised primarily of $17.3 million of depreciation and amortization, which includes $8.1 million related to depreciation of property, plant and equipment; $6.3 million related to amortization of intangible assets; $2.1 million related to amortization of operating lease right-of-use assets; $0.8 million related to amortization of discounts, premiums, and debt issuance costs; and share-based compensation expense of $9.3 million.

Additionally, for the three months ended March 31, 2026, there was a net cash inflow from changes in operating assets and liabilities of $15.3 million, which resulted primarily from increases in accounts payable and accrued liabilities, as well as a decrease in inventories, which was partially offset by an increase in accounts receivable. Accounts payable and accrued liabilities increased primarily due to the timing of payments. The increase in accounts receivables was primarily due to the timing of sales.

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

Investing Activities

Net cash used in investing activities was $16.7 million for the three months ended March 31, 2026, primarily as a result of $9.5 million in purchases of property, plant, and equipment, which included $4.5 million incurred in the United States, $0.8 million in France, and $4.2 million in China, as well as a net cash outflow of $7.3 million from sales and purchases of investments during the period.

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

Financing Activities

Net cash used in financing activities was $30.2 million for the three months ended March 31, 2026, primarily as a result of $29.5 million used to purchase treasury stock and a net of $0.7 million used to settle share-based compensation awards under our equity plan.

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

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies as compared to the critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Except for the broad, ongoing macroeconomic challenges facing the global economy and financial markets, there have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2025. We are exposed to market risk in the ordinary course of business. Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings. We are exposed to market risk for changes in the market values of our investments (Investment Risk), the impact of interest rate changes (Interest Rate Risk), and the impact of foreign currency exchange rate changes (Foreign Currency Exchange Risk).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. RISK FACTORS

Except as noted below, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

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

All facilities of Amphastar, our subsidiaries and our CMOs and suppliers are periodically subject to inspection by the FDA and other governmental entities, and operations at these facilities could be interrupted or halted if the FDA or another governmental entity deems such inspections as unsatisfactory. For example, our facilities in Rancho Cucamonga, CA, South El Monte, CA, Canton, MA, Éragny Sur Epte, France, and Nanjing, China are subject to FDA cGMP inspections as well as pre-approval, routine and other inspections by the FDA, state, and other regulatory authorities and may be again in the future per applicable law. Our facility in South El Monte, CA was inspected by the FDA in December 2025, and we responded to the Form 483 observations in January 2026. Subsequently, in April 2026, the FDA notified us that the facility would be classified as “Official Action Indicated.” We have undertaken corrective actions to address the observations noted in the Form FDA 483 and do not anticipate any interruption that could have a material adverse effect on Amphastar and its operations.

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

Jack Y. Zhang and Mary Z. Luo have each pledged shares of our common stock to secure funds borrowed under existing credit lines by UBS Group and its affiliates, or UBS, East West Bank, or East West, and Cathay Bank. As of March 31, 2026, UBS had extended combined credit lines of $15.0 million to Applied Physics & Chemistry Laboratories, Inc., or APCL, which is controlled by Dr. Zhang and Dr. Luo, East West had agreed to a loan of up to $12.0 million to Drs. Zhang and Luo, and Cathay Bank had agreed to a loan of up to $30.0 million to APCL and Dr. Luo. The UBS credit lines are secured by a pledge of 1,500,000 shares of our common stock currently held by APCL, the East West loan is secured by a pledge of 1,200,000 shares of our common stock held by APCL and Dr. Zhang, and the Cathay Bank loan is secured by a pledge of 3,000,000 shares of our common stock held by APCL and Dr. Luo. Interest on each of these loans accrues at market rates. UBS has an unlimited and unilateral right to call each of the credit lines for any reason whatsoever, and each of East West and Cathay Bank has acceleration rights to protect itself in the event of a default.

We have a pledging policy to restrict the pledging of shares by our executive officers and directors, which was created in 2021 and most recently amended in 2026. The policy prohibits our executive officers and directors from entering into any transaction whereby the executive officer or director, directly or indirectly, pledges, hypothecates, or otherwise encumbers more than sixty (60) percent of shares of common stock held by the individual or more than fifteen (15) percent of our total outstanding shares of common stock as of the date of the transaction, whichever is lower, as collateral for indebtedness. This restriction extends to any hedging or similar transaction designed to decrease the risks associated with holding our securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock.

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet Be
		Average	Purchased as Part of	Purchased Under the Plans
	Total Number of Shares	Price Paid	Publicly Announced Plans	or Programs(1)
Period	Purchased	per Share	or Programs(1)	(in millions)
January 1 - January 31, 2026	185,440	$26.94	185,440	$19.6
February 1 - February 28, 2026	168,399	28.18	168,399	14.9
March 1 - March 31, 2026	1,019,506	19.34	1,019,506	45.1
(1)	These repurchases were made under our previously authorized share buyback program (see “Part I – Item. 1. Financial Statements – Notes to the Condensed Consolidated Financial Statements – Note 15. Stockholders’ Equity – Share Buyback Program”). The share buyback program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following officer and director, as defined in Rule 16a-1(f), adopted a Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, as follows:

On March 10, 2026, William J. Peters, our Chief Financial Officer, Executive Vice President of Finance, and Treasurer,

President of International Medication Systems, Limited, and Director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 115,281 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 31, 2027, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1*

License Agreement by and between Amphastar Pharmaceuticals, Inc., and Nanjing Hanxin Pharmaceutical Technology Co., Ltd., dated January 6, 2026 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2026)

10.2*

Third Amendment to the Contract Manufacturing Agreement by and between Amphastar Nanjing Pharmaceutical, Inc., and Nanjing Hanxin Pharmaceutical Technology Co., Ltd, dated January 6, 2026 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2026)

10.3*

First Amendment to the Distribution Agreement by and between Armstrong Pharmaceuticals, Inc. and Hong Kong Genreach Limited, dated January 6, 2026 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2026)

10.4*

Supply Agreement by and between Amphastar Nanjing Pharmaceuticals, Inc. and Nanjing Letop Biotechnology Co., Ltd., dated March 3, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2026)

10.5*

First Amendment to the Contract Research Agreement by and between Amphastar Pharmaceuticals, Inc. and Nanjing Hanxin Pharmaceutical Technology Co., Ltd., dated March 3, 2026 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2026)

10.6	Form of Employment Agreement for Jacob Liawatidewi and Rong Zhou (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2026)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover Page Interactive File (Formatted as Inline XBRL and contained in Exhibit 101)
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

Date: May 7, 2026

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 7, 2026