Form 10-Q
period 2026-06-30
Amphastar Pharmaceuticals, Inc.
filed 2026-08-06
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

The number of shares outstanding of the registrant’s only class of common stock as of July 31, 2026 was 42,537,944.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

Special Note About Forward-Looking Statements

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements relate to future events or future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the sales and marketing of our products;
●	our expectations regarding our manufacturing and production and the integrity of our supply chain for our products, including the risks associated with our single source suppliers;
●	our business and operations in general, including: adverse impacts of global conflicts and challenging macroeconomic conditions and market uncertainty on our business, financial condition, operations, cash flows and liquidity;
●	our ability to attract, hire, and retain highly skilled personnel;
●	interruptions to our manufacturing and production as a result of natural catastrophic events or other causes beyond our control such as power disruptions, pandemics, wars, terrorist attacks or other events;
●	the timing and likelihood of U.S. Food and Drug Administration, or the FDA, approvals and regulatory actions on our product candidates, manufacturing activities and product marketing activities;
●	our ability to advance product candidates in our platforms into successful and completed clinical trials and our subsequent ability to successfully commercialize our product candidates;
●	cost and delays resulting from the extensive pharmaceutical regulations to which we are subject;
●	our ability to compete in the development and marketing of our products and product candidates;
●	our expectations regarding the business of our Chinese subsidiary;
●	the potential for adverse application of environmental, health and safety and other laws and regulations on our operations;
●	our expectations for market acceptance of our new products and proprietary drug delivery technologies, as well as those of our active pharmaceutical ingredient, or API, customers;
●	the effects of reforms in healthcare regulations and reductions in pharmaceutical pricing, reimbursement and coverage;
●	our expectations in obtaining insurance coverage and adequate reimbursement for our products from third-party payers;
●	the amount of price concessions or exclusion of suppliers adversely affecting our business;
●	variations in intellectual property laws, our ability to establish and maintain intellectual property protection for our products and our ability to successfully defend our intellectual property in cases of alleged infringement;
●	the implementation of our business strategies, product development strategies and technology utilization;
●	the potential for exposure to product liability claims;
●	our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions, divestitures or investments, including the anticipated benefits of such acquisitions, divestitures or investments;
●	our ability to expand internationally;
●	economic and industry trends and trend analysis;
●	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
●	the impact of trade tariffs, export or import restrictions, or other trade barriers;
●	the impact of the Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate including the potential for drug price controls;
●	the impact of global and domestic tax reforms;
●	the timing for completion and the validation of the new construction at our facilities;
●	the timing and extent of share buybacks;
●	the impact of the FDA Warning Letter received by our IMS subsidiary on our business operations and sales, and the outcome of IMS’s remediation efforts;
●	the potential impact of pledged shares of our common stock held by our executive officers and directors on our stock price; and
●	our financial performance expectations, including our expectations regarding our backlog, revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$223,614	$170,177
Restricted cash	235	235
Short-term investments	66,509	112,635
Restricted short-term investments	2,200	2,200
Accounts receivable, net	144,857	143,560
Inventories	179,907	176,890
Income tax refunds and deposits	2,628	17,167
Prepaid expenses and other assets	11,001	13,152
Total current assets	630,951	636,016

Property, plant, and equipment, net	316,063	310,567
Finance lease right-of-use assets	152	221
Operating lease right-of-use assets	72,911	42,931
Goodwill and intangible assets, net	647,833	565,965
Other assets	33,392	31,135
Deferred tax assets	42,464	42,464
Total assets	$1,743,766	$1,629,299

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$251,371	$148,348
Income taxes payable	546	239
Current portion of long-term debt	2,488	1,641
Current portion of operating lease liabilities	8,800	7,928
Total current liabilities	263,205	158,156

Long-term reserve for income tax liabilities	5,926	5,926
Long-term debt, net of current portion and unamortized debt issuance costs	609,564	608,749
Long-term operating lease liabilities, net of current portion	67,470	37,684
Other long-term liabilities	29,444	29,979
Total liabilities	975,609	840,494
Commitments and contingencies (see Note 17)
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 62,306,254 and 42,532,225 shares issued and outstanding, respectively, as of June 30, 2026 and 61,779,883 and 45,645,497 shares issued and outstanding, respectively, as of December 31, 2025	6	6
Additional paid-in capital	553,002	535,380
Retained earnings	703,649	666,881
Accumulated other comprehensive loss	(5,904)	(5,314)
Treasury stock	(482,596)	(408,148)
Total stockholders' equity	768,157	788,805
Total liabilities and stockholders’ equity	$1,743,766	$1,629,299

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net revenues	$183,903	$174,414	$355,074	$344,942
Cost of revenues	90,433	87,924	191,282	173,201
Gross profit	93,470	86,490	163,792	171,741

Operating expenses:
Selling, distribution, and marketing	13,335	10,235	25,262	22,101
General and administrative	18,242	13,991	36,270	29,987
Research and development	22,164	20,080	48,901	40,176
Total operating expenses	53,741	44,306	110,433	92,264

Income from operations	39,729	42,184	53,359	79,477

Non-operating expenses:
Interest income	2,287	1,921	4,687	4,010
Interest expense	(6,659)	(6,281)	(13,212)	(12,567)
Other income (expenses), net	3,187	1,511	3,762	(723)
Total non-operating expenses, net	(1,185)	(2,849)	(4,763)	(9,280)

Income before income taxes	38,544	39,335	48,596	70,197
Income tax provision	8,196	8,305	11,828	13,882

Net income	$30,348	$31,030	$36,768	$56,315

Net income per share:
Basic	$0.69	$0.66	$0.83	$1.19

Diluted	$0.67	$0.64	$0.81	$1.15

Weighted-average shares used to compute net income per share:
Basic	43,644	46,949	44,483	47,295

Diluted	44,225	48,128	45,341	49,009

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$30,348	$31,030	$36,768	$56,315

Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	(163)	2,608	(975)	3,820
Change in pension obligations	(5)	—	385	—
Total other comprehensive income (loss)	(168)	2,608	(590)	3,820

Total comprehensive income	$30,180	$33,638	$36,178	$60,135

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balance as of December 31, 2025	61,779,883	$6	$535,380	$666,881	$(5,314)	(16,134,386)	$(408,148)	788,805
Net income	—	—	—	6,420	—	—	—	6,420
Other comprehensive loss	—	—	—	—	(422)	—	—	(422)
Purchase of treasury stock	—	—	—	—	—	(1,373,345)	(30,000)	(30,000)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(152)	—	—	10,128	152	—
Issuance of common stock in connection with the Company's equity plans	354,566	—	(686)	—	—	—	—	(686)
Share-based compensation expense	—	—	9,274	—	—	—	—	9,274
Balance as of March 31, 2026	62,134,449	$6	$543,816	$673,301	$(5,736)	(17,497,603)	$(437,996)	$773,391
Net income	—	—	—	30,348	—	—	—	30,348
Other comprehensive loss	—	—	—	—	(168)	—	—	(168)
Purchase of treasury stock	—	—	—	—	—	(2,283,375)	(44,705)	(44,705)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(105)	—	—	6,949	105	—
Issuance of common stock in connection with the Company's equity plans	171,805	—	2,201	—	—	—	—	2,201
Share-based compensation expense	—	—	7,090	—	—	—	—	7,090
Balance as of June 30, 2026	62,306,254	$6	$553,002	$703,649	$(5,904)	(19,774,029)	$(482,596)	$768,157

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balance as of December 31, 2024	60,847,124	$6	$505,400	$568,787	$(9,181)	(13,229,433)	$(332,714)	732,298
Net income	—	—	—	25,285	—	—	—	25,285
Other comprehensive income	—	—	—	—	1,212	—	—	1,212
Purchase of treasury stock	—	—	—	—	—	(393,836)	(11,219)	(11,219)
Issuance of common stock in connection with the Company's equity plans	446,322	—	(4,685)	—	—	—	—	(4,685)
Share-based compensation expense	—	—	8,393	—	—	—	—	8,393
Balance as of March 31, 2025	61,293,446	$6	$509,108	$594,071	$(7,969)	(13,623,269)	$(343,933)	$751,283
Net income	—	—	—	31,030	—	—	—	31,030
Other comprehensive income	—	—	—	—	2,608	—	—	2,608
Purchase of treasury stock	—	—	—	—	—	(1,541,860)	(39,000)	(39,000)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(88)	—	—	6,131	88	—
Issuance of common stock in connection with the Company's equity plans	356,161	—	5,179	—	—	—	—	5,179
Share-based compensation expense	—	—	6,382	—	—	—	—	6,382
Balance as of June 30, 2025	61,649,607	$6	$520,581	$625,102	$(5,361)	(15,158,998)	$(382,846)	$757,482

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$36,768	$56,315
Reconciliation to net cash provided by operating activities:
Loss on disposal of assets	13	32
(Gain) loss on interest rate swaps and foreign currency transactions, net	(1,295)	1,736
Depreciation of property, plant, and equipment	16,120	15,716
Amortization of intangible assets	12,539	12,509
Operating lease right-of-use asset amortization	4,293	3,221
Amortization of discounts, premiums, and debt issuance costs	1,636	1,604
Share-based compensation expense	16,364	14,775
Changes in operating assets and liabilities:
Accounts receivable, net	(1,568)	4,192
Inventories	(3,631)	(35,932)
Prepaid expenses and other assets	(4,869)	(5,417)
Income tax refunds, deposits, and payable, net	14,847	(8,467)
Operating lease liabilities	(3,616)	(2,362)
Accounts payable and accrued liabilities	11,563	12,747
Net cash provided by operating activities	99,164	70,669

Cash Flows From Investing Activities:
Purchases and construction of property, plant, and equipment	(18,098)	(21,262)
Purchase of intangible assets	—	(2,250)
Purchase of investments	(31,790)	(15,619)
Maturity of investments	79,819	51,322
Deposits and other assets	(1,794)	(2,335)
Net cash provided by investing activities	28,137	9,856

Cash Flows From Financing Activities:
Proceeds from equity plans, net of withholding tax payments	1,517	494
Purchase of treasury stock	(74,705)	(50,220)
Debt issuance costs	—	(675)
Proceeds from borrowing under lines of credit	—	5,771
Repayments under lines of credit	(478)	—
Principal payments on long-term debt	(76)	(75)
Net cash used in financing activities	(73,742)	(44,705)

Effect of exchange rate changes on cash	(122)	260

Net increase in cash, cash equivalents, and restricted cash	53,437	36,080

Cash, cash equivalents, and restricted cash at beginning of period	170,412	151,844

Cash, cash equivalents, and restricted cash at end of period	$223,849	$187,924

Noncash Investing and Financing Activities:
Capital expenditures included in accounts payable	$9,203	$6,054
Operating lease right-of-use assets in exchange for operating lease liabilities	$34,273	$521

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$11,404	$11,672
Income taxes paid (refunded)	$(3,087)	$22,298

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

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The principal accounting estimates include: fair value of financial instruments, chargebacks and rebates, product returns, adjustment of inventory to its net realizable value, impairment of investments, long-lived and intangible assets and goodwill, litigation reserves, stock price volatility for share-based compensation expense, valuation allowances for deferred tax assets, and liabilities for uncertain income tax positions.

Foreign Currency

The Company’s condensed consolidated financial statements are presented in U.S. dollars. The functional currency for most of the Company’s foreign subsidiaries are in their local currency. Revenues, expenses, gains and losses for non-U.S. dollar functional currency entities are translated into U.S. dollars using average currency exchange rates for the period. Assets and liabilities for such entities are translated using exchange rates that approximate the rate at the balance sheet date. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive loss on the Company’s condensed consolidated balance sheets. Foreign currency transaction gains and losses on

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

transactions not denominated in functional currency are recorded in Other (income) expenses, net, in the Company’s condensed consolidated statements of operations.

The unrealized gains or losses of intercompany foreign currency transactions that are of a long-term investment nature are reported in other accumulated comprehensive income. The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature were a $0.2 million loss and a $1.0 million loss for the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2025, the unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature were a $2.6 million gain and a $3.9 million gain, respectively.

Comprehensive Income

The Company’s comprehensive income includes its foreign currency translation gains and losses and change in pension obligations.

Asset Acquisitions

A cost accumulation model is used to determine the cost of an asset acquisition. Direct transaction costs are recognized as part of the cost of an asset acquisition. The cost of an asset acquisition, including transaction costs, is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis, with the exception of non-qualifying assets. Goodwill is not recognized in an asset acquisition. When a transaction accounted for as an asset acquisition includes an in-process research and development, or IPR&D, asset, the IPR&D asset is only capitalized if it has an alternative future use other than in a particular research and development project. Asset acquisitions may include contingent consideration arrangements that encompass obligations to make future payments to seller’s contingent upon the achievement of future financial targets. Contingent consideration, including assumed contingent consideration, is not recognized until all contingencies are resolved and the consideration is paid or becomes payable (unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired), at which point the consideration is allocated to the assets acquired based on their relative fair values at the acquisition date, with the exception of non-qualifying assets.

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

Advertising Expense

Advertising expenses, primarily associated with Primatene MIST®, are recorded as they are incurred, except for expenses related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented, and are reflected as a component of selling, distribution and marketing in the Company’s condensed consolidated statements of operations. For the three and six months ended June 30, 2026, advertising expenses were $3.3 million and $5.8 million, respectively. For the three and six months ended June 30, 2025, advertising expenses were $2.5 million and $5.5 million, respectively.

Research and Development Costs

Research and development costs are charged to expense as incurred and consist of costs incurred to further the Company’s research and development activities. These include salaries and related employee benefits, costs associated with clinical trials, nonclinical research and development activities, regulatory activities, license fees, milestone

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

payments upon the achievement of clinical, or regulatory events, materials, supplies, research-related overhead expenses and fees paid to external service providers.

The Company has entered into, and may continue to enter into, license agreements to access and utilize certain technologies. In each case, the Company evaluates if the license agreement results in the acquisition of an asset or a business. To date, none of the Company's license agreements have been considered an acquisition of a business. For asset acquisitions, the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval that do not meet the definition of a derivative, are immediately recognized as research and development expense in the Company’s condensed consolidated statements of operations when paid or become payable, provided there is no alternative future use of rights in other research and development projects.

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

Investments

Investments as of June 30, 2026 and December 31, 2025 consisted of certificates of deposit and investment grade corporate, agency and municipal bonds with original maturity dates between three and thirty-six months.

Restricted Cash

Restricted cash is collateral required for the Company to guarantee certain vendor payments in France. As of June 30, 2026 and December 31, 2025, the restricted cash balance was $0.2 million.

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letters of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months, but less than one year. As of June 30, 2026 and December 31, 2025, the balance of restricted short-term investments was $2.2 million.

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

Capitalized Software Implementation Costs

The Company capitalizes certain software implementation costs incurred under a cloud computing arrangement that is a service contract. Costs incurred during the preliminary project phase or planning and research phase are expensed as incurred. Costs incurred during the application development stage related to the implementation of the hosting arrangement are capitalized and included within other assets on the accompanying condensed consolidated balance sheets. Capitalized implementation costs are amortized on a straight-line basis over the term of the associated hosting arrangement when ready for its intended use. Capitalized implementation costs were $11.0 million and $6.8 million as of June 30, 2026 and December 31, 2025, respectively, and are included in other long-term assets in the Company’s condensed consolidated balance sheets. For the three and six months ended June 30, 2026 and 2025, the Company did not record any amortization expense for capitalized implementation costs.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Chargebacks and rebates are reflected as a component of product revenues, net. The following table is an analysis of the chargeback and rebate activities and ending balances:

	Six Months Ended
	June 30,
	2026	2025

	(in thousands)
Beginning balance	$79,182	$60,331
Provision for chargebacks and rebates	284,701	187,338
Credits and payments issued to third parties	(283,066)	(191,102)
Ending balance	$80,817	$56,567

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

Chargebacks and rebates are included in the following balance sheet accounts:

	June 30,	December 31,
	2026	2025

	(in thousands)
Reduction to accounts receivable, net	$43,959	$43,820
Accounts payable and accrued liabilities	36,858	35,362
Total	$80,817	$79,182

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues derived from contract manufacturing agreements are recognized when third-party products are shipped to customers. The Company’s accounting policy is to review each agreement involving contract development and manufacturing to determine if there are multiple revenue-generating activities that constitute more than one unit of account. Revenues are recognized for each unit of account based on revenue recognition criteria relevant to that unit. For the three and six months ended June 30, 2026, revenues from contract manufacturing of API were $4.5 million and $7.0 million, respectively. For the three and six months ended June 30, 2025, revenues from contract manufacturing of API were not material to the Company’s condensed consolidated statements of operations.

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

For the three and six months ended June 30, 2026, options to purchase 3,820,676 and 3,236,818 shares of stock, with a weighted-average exercise price of $32.69 and $34.70 per share, respectively, were excluded in the computation of diluted net income per share because their effect would be anti-dilutive. The 2029 Convertible Notes had no impact on the computation of diluted net income per share as the average stock price during the period was less than the conversion price.

For the three and six months ended June 30, 2025, options to purchase 3,264,041 and 3,166,012 shares of stock, with a weighted-average exercise price of $34.82 and $35.09 per share, respectively, were excluded in the computation of diluted net income per share because their effect would be anti-dilutive. The 2029 Convertible Notes had no impact on the computation of diluted net income per share, as the average stock price during the period was less than the conversion price.

The following table provides the calculation of basic and diluted net income per share for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands, except per share data)
Basic and dilutive numerator:
Net income	$30,348	$31,030	$36,768	$56,315
Denominator:
Weighted-average shares outstanding — basic	43,644	46,949	44,483	47,295

Net effect of dilutive securities:
Incremental shares from equity awards	581	1,179	858	1,714
Weighted-average shares outstanding — diluted	44,225	48,128	45,341	49,009
Net income per share — basic	$0.69	$0.66	$0.83	$1.19
Net income per share — diluted	$0.67	$0.64	$0.81	$1.15

Note 5. Segment Reporting

The Company’s business is the development, manufacture, and marketing of pharmaceutical products (see Note 1). The Company’s Chief Executive Officer is the Chief Operating Decision Maker, or CODM.

The CODM uses consolidated information to assess the Company’s performance. As a result, the Company has one reportable segment, pharmaceutical products.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

Selected segment financial information is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)
Net revenues:	$183,903	$174,414	$355,074	$344,942
Less:
Payroll expense	51,122	48,052	101,740	97,362
Materials and supplies	10,500	11,217	23,241	21,696
Clinical trials expense	3,524	189	5,076	1,137
Depreciation and amortization expense	14,311	14,616	28,659	28,225
Stock-based compensation expense	7,090	6,382	16,364	14,775
Consulting and outside services expense	11,033	8,265	21,395	17,850
Advertising and promotional expense	4,060	3,086	7,120	6,975
Other segment items(1)	39,347	38,912	94,358	78,168
Interest income	(2,287)	(1,921)	(4,687)	(4,010)
Interest expense	6,659	6,281	13,212	12,567
Income tax provision	8,196	8,305	11,828	13,882
Net income	$30,348	$31,030	$36,768	$56,315
(1)	Other segment items primarily include maintenance and repairs expense, travel expense, professional services expense, legal expense, rent expense, product costs, certain overhead expenses, manufacturing cost absorption and variances, inventory provisions, miscellaneous expenses, and foreign currency exchange gains and losses.

Net revenues by product are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)
Net revenues:
BAQSIMI®	$45,503	$46,687	$77,937	$85,042
Primatene MIST®	21,004	22,880	50,767	51,931
Epinephrine	15,854	16,180	35,067	34,767
Lidocaine	15,039	14,999	28,499	28,643
Glucagon	11,905	20,602	21,075	41,445
Ipratropium bromide	8,411	—	8,411	—
Other products	66,187	53,066	133,318	103,114
Total net revenues	$183,903	$174,414	$355,074	$344,942

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net revenues and carrying values of long-lived assets, which includes property, plant and equipment, as well as finance and operating lease right-of-use assets, by geographic region, based on where the Company conducts its operations, are as follows:

	Net Revenues				Long-Lived Assets
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2026	2025	2026	2025	2026	2025

	(in thousands)
United States	$172,342	$167,002	$331,382	$329,592	$247,218	$206,697
China	4,560	299	7,042	380	107,268	110,055
France	7,001	7,113	16,650	14,970	34,640	36,967
Total	$183,903	$174,414	$355,074	$344,942	$389,126	$353,719

Note 6. Customer and Supplier Concentration

Customer Concentrations

The following table provides accounts receivable and net revenue information for the Company’s three major customers:

	% of Total Accounts		% of Net
	Receivable		Revenues
			Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2026	2025	2026	2025	2026	2025
Cencora	30%	28%	28%	23%	25%	22%
McKesson	29%	28%	24%	24%	22%	24%
Cardinal Health	11%	12%	16%	21%	17%	20%

Supplier Concentrations

The Company depends on suppliers for raw materials, APIs, and other components and depends on a contract manufacturing organization, or CMO, for the supply of BAQSIMI®. These suppliers and CMO are all subject to stringent FDA requirements. Some of these materials may only be available from one or a limited number of sources. Establishing additional or replacement suppliers for these materials may take a substantial period of time, as suppliers must be approved by the FDA. Furthermore, a significant portion of raw materials may only be available from foreign sources. If the Company is unable to secure, on a timely basis, sufficient quantities of the materials it depends on to manufacture and market its products, or if the Company’s CMO is found to be non-compliant with the FDA’s or other regulatory agencies quality system regulation, cGMP, or other applicable laws or regulations, it could have a materially adverse effect on the Company’s business, financial condition, and results of operations.

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

As of June 30, 2026 and December 31, 2025, cash equivalents include money market accounts and corporate and municipal bonds with original maturities of less than three months. Investments consist of certificates of deposit as well as investment-grade corporate, agency and municipal bonds with original maturity dates between three and thirty-six months. The certificates of deposit are carried at amortized cost in the Company’s condensed consolidated balance sheets, which approximates their fair value determined based on Level 2 inputs. The corporate, agency and municipal bonds are classified as held-to-maturity and are carried at amortized cost net of allowance for credit losses. The fair value of such bonds is disclosed in Note 8 and was determined based on Level 2 inputs. The restrictions on restricted cash and investments have an immaterial effect on the fair value of these financial assets.

The fair values of the Company’s financial assets and liabilities measured on a recurring basis as of June 30, 2026 and December 31, 2025, are as follows:

	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents	$136,581	$136,581	$—	$—
Restricted cash	235	235	—	—
Short-term investments	26,928	—	26,928	—
Restricted short-term investments	2,200	—	2,200	—
Interest rate swaps related to variable rate loans	(478)	—	(478)	—
Total assets and liabilities measured at fair value as of June 30, 2026	$165,466	$136,816	$28,650	$—

	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents	$111,350	$111,350	$—	$—
Restricted cash	235	235	—	—
Short-term investments	16,530	—	16,530	—
Restricted short-term investments	2,200	—	2,200	—
Interest rate swaps related to variable rate loans	(4,566)	—	(4,566)	—
Total assets and liabilities measured at fair value as of December 31, 2025	$125,749	$111,585	$14,164	$—

The Company does not hold any Level 3 instruments that are measured at fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include investments in unconsolidated affiliates, long-lived assets, goodwill, and intangible assets for which the fair value is determined as part of an impairment test. As of June 30, 2026 and December 31, 2025, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

The Company’s deferred compensation plan assets are valued using the cash surrender value of the life insurance policies and are not included in the table above.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8. Investments

The following is a summary of the Company’s investments that are classified as held-to-maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Corporate and agency bonds (due within 1 year)	$37,849	$2	$(22)	$37,829
Municipal bonds (due within 1 year)	1,731	—	—	1,731
Total investments as of June 30, 2026	$39,580	$2	$(22)	$39,560

Corporate and agency bonds (due within 1 year)	$95,981	$39	$(60)	$95,960
Municipal bonds (due within 1 year)	124	—	—	124
Total investments as of December 31, 2025	$96,105	$39	$(60)	$96,084

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

Note 9. Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights(1)	24	$685,836	$73,917	$611,919
Land-use rights	39	2,540	980	1,560
Other intangibles	7	2,443	625	1,818
Subtotal	23	690,819	75,522	615,297
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill	*	3,311	—	3,311
Subtotal	*	32,536	—	32,536
As of June 30, 2026	*	$723,355	$75,522	$647,833

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights	24	$591,338	$61,597	$529,741
Land-use rights	39	2,540	947	1,593
Other intangibles	7	2,443	439	2,004
Subtotal	24	596,321	62,983	533,338
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill	*	3,402	—	3,402
Subtotal	*	32,627	—	32,627
As of December 31, 2025	*	$628,948	$62,983	$565,965

* Intangible assets with indefinite lives have an indeterminable average life.

(1)	Includes $94.5 million recorded in June 2026, upon triggering BAQSIMI® net sales milestone (see Note 17).

Goodwill

The changes in the carrying amounts of goodwill are as follows:

	June 30,	December 31,
	2026	2025

	(in thousands)
Beginning balance	$3,402	$3,049
Currency translation	(91)	353
Ending balance	$3,311	$3,402

Note 10. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2026	2025

	(in thousands)
Raw materials and supplies	$105,501	$106,832
Work in process	44,299	40,440
Finished goods	30,107	29,618
Total inventories	$179,907	$176,890

Charges of $2.7 million and $4.9 million were included in the cost of revenues in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2026, respectively, to adjust the Company’s inventory and related firm purchase commitments to their net realizable value. For the three and six months ended June 30, 2025, charges of $2.7 million and $2.9 million were included in the cost of revenues, respectively, to adjust the Company’s inventory and related firm purchase commitments to their net realizable value.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	June 30,	December 31,
	2026	2025

	(in thousands)
Buildings	$196,359	$196,675
Leasehold improvements	46,373	46,098
Land	7,520	7,554
Machinery and equipment	310,334	302,330
Furniture, fixtures, and automobiles	41,927	39,769
Construction in progress	34,771	24,407
Total property, plant, and equipment	637,284	616,833
Less: accumulated depreciation	(321,221)	(306,266)
Total property, plant, and equipment, net	$316,063	$310,567

Note 12. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2026	2025

	(in thousands)
Accrued customer fees and rebates	$59,664	$56,362
Accrued payroll and related benefits	30,522	26,318
Accrued product returns, current portion	20,742	18,568
Other accrued liabilities(1)	111,515	14,508
Total accrued liabilities	222,443	115,756
Accounts payable	28,928	32,592
Total accounts payable and accrued liabilities	$251,371	$148,348

(1)	Includes $100.0 million for the BAQSIMI® sales milestone triggered in June 2026 (see Note 17).

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Debt

Debt consists of the following:

	June 30,	December 31,
	2026	2025

	(in thousands)
Convertible Debt

2029 Convertible Notes	$345,000	$345,000

Term Loan

Wells Fargo Term Loan due June 2028	250,000	250,000

Other Loans and Payment Obligations

French government loans due December 2026	59	56

Line of Credit Facilities

Line of credit facility with China Merchant Bank due October 2026	—	—
Wells Fargo Revolving line of credit facility due June 2028	—	—
Line of credit facility with ICBC Bank due November 2033	24,966	24,649

Equipment under Finance Leases	187	264
Total debt	620,212	619,969
Less: current portion of long-term debt	2,488	1,641
Less: loan issuance costs	8,160	9,579
Long-term debt, net of current portion and unamortized debt issuance costs	$609,564	$608,749

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

In connection with the issuance of the 2029 Convertible Notes, the Company incurred approximately $10.8 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees. Unamortized debt issuance costs related to the 2029 Convertible Notes were $5.3 million and $6.3 million as of June 30, 2026 and December 31, 2025, respectively. The fair value of the 2029 Convertible Notes was approximately $313.3 million as of June 30, 2026 based on Level 2 inputs.

For each of the three and six months ended June 30, 2026 and 2025, the total interest expense related to the 2029 Convertible Notes was $2.3 million and $4.5 million, with coupon interest expense of $1.8 million and $3.5 million, and the amortization of debt issuance cost of $0.5 million and $1.0 million, respectively.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Interest Rate Swap Contract

As of June 30, 2026, the fair value of the loans listed above approximated their carrying amount based on Level 2 inputs, with the exception of the 2029 Convertible Notes. For the Wells Fargo Term Loan, the Company has entered into a fixed interest rate swap contract to exchange the variable interest rates for fixed interest rates. The interest rate swap contract is recorded at fair value in the other long-term liabilities line in the Company’s condensed consolidated balance sheets while changes in the fair value are recorded in Other income (expenses), net, in the Company’s condensed consolidated statements of operations. Changes in the fair values of interest rate swaps were a $2.1 million gain and a $4.1 million gain for the three and six months ended June 30, 2026, respectively. Changes in the fair values of interest rate swaps were a $1.7 million loss and a $4.6 million loss for the three and six months ended June 30, 2025, respectively.

Covenants

At June 30, 2026 and December 31, 2025, the Company was in compliance with all of its debt covenants.

Note 14. Income Taxes

The following table sets forth the Company’s income tax provision for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)
Income before taxes	$38,544	$39,335	$48,596	$70,197
Income tax provision	8,196	8,305	11,828	13,882
Net income	$30,348	$31,030	$36,768	$56,315
Income tax provision as a percentage of income before income taxes	21.3%	21.1%	24.3%	19.8%

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

The Company continues to record a full valuation allowance on the net deferred income tax assets of its French subsidiary, and its U.K. subsidiaries, and will continue to do so until the subsidiaries generate sufficient taxable income to realize their respective deferred income tax assets.

The Company also records a valuation allowance on net deferred income tax assets in states where it files separately and will continue to do so until sufficient taxable income is generated to realize these state deferred income tax assets.

Note 15. Stockholders' Equity

Share Buyback Program

Pursuant to the Company’s existing share buyback program, the Company purchased 2,283,375 and 3,656,720 shares of its common stock, during the three and six months ended June 30, 2026, for total consideration of $44.7 million and $74.2 million, respectively. The Company purchased 1,541,860 shares and 1,935,696 shares of its common stock during the three and six months ended June 30, 2025, for total consideration of $39.0 million and $50.0 million, respectively.

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

As of June 30, 2026, the Company reserved an aggregate of 4,560,764 shares of common stock for future issuance under the Amended 2015 Plan.

2014 Employee Stock Purchase Plan

As of June 30, 2026, the Company has issued 1,563,625 shares of common stock under the ESPP and 436,375 shares of its common stock remain available for issuance under the ESPP.

In May 2026, the Company issued 120,579 shares at a purchase price of $16.02 per share under the ESPP. For the three and six months ended June 30, 2026, the Company recorded ESPP expense of $0.4 million and $0.7 million, respectively. For the three and six months ended June 30, 2025, the Company recorded ESPP expense of $0.4 million and $0.7 million, respectively.

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

The weighted-averages for key assumptions used in determining the fair value of options granted are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Average volatility	44.5%	41.6%	43.5%	40.9%
Average risk-free interest rate	4.3%	4.2%	4.0%	4.2%
Weighted-average expected life in years	5.7	5.7	6.2	6.2
Dividend yield rate	—%	—%	—%	—%

A summary of option activity under all plans for the six months ended June 30, 2026, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2025	6,884,390	$25.75
Options granted	1,828,360	19.15
Options exercised	(178,389)	12.42
Options forfeited	(46,506)	30.29
Options expired	(428,794)	22.35
Outstanding as of June 30, 2026	8,059,061	$24.71	6.24	$11,330
Exercisable as of June 30, 2026	4,952,155	24.51	4.44	$9,452
Vested and expected to vest as of June 30, 2026	7,807,326	24.75	6.14	$11,161
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the Company’s stock for those awards that have an exercise price below the estimated fair value at June 30, 2026.

For the three and six months ended June 30, 2026, the Company recorded expense of $3.3 million and $8.0 million, respectively, related to stock options granted under all plans. For the three and six months ended June 30, 2025, the Company recorded expense of $3.0 million and $7.2 million, respectively, related to stock options granted under all plans.

Information relating to option grants and exercises is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands, except per share data)
Weighted-average grant date fair value per share	$8.78	$11.81	$9.27	$13.25
Intrinsic value of options exercised	67	2,922	1,791	10,755
Cash received from options exercised	312	3,318	2,162	5,386
Total fair value of the options vested during the period	1,133	1,136	13,043	11,814

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the status of the Company’s non-vested options as of June 30, 2026, and changes during the six months ended June 30, 2026, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2025	2,153,209	$15.73
Options granted	1,828,360	9.27
Options vested	(828,157)	15.75
Options forfeited	(46,506)	14.35
Non-vested as of June 30, 2026	3,106,906	11.95

As of June 30, 2026, there was $29.3 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock options granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.8 years and will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to four years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until vested. The RSUs do not have any voting or dividend rights prior to the issuance of the underlying common stock. The share-based compensation expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period, using the straight-line method. For the three and six months ended June 30, 2026, the Company recorded total expenses of $3.4 million and $7.7 million, respectively, related to RSU awards granted under all plans. For the three and six months ended June 30, 2025, the Company recorded expenses of $3.1 million and $7.0 million, respectively, related to RSU awards granted under all plans.

As of June 30, 2026, there was $30.4 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSUs granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.8 years and will be adjusted for future changes in estimated forfeitures.

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
	Total RSUs	Value of RSUs
	Issued	Issued(1)
		(in thousands)
RSUs outstanding at December 31, 2025	1,007,433
RSUs granted	884,859	$16,942
RSUs forfeited	(22,059)
RSUs vested(2)	(382,871)
RSUs outstanding at June 30, 2026	1,487,362
(1)	The total FMV is derived from the number of RSUs granted times the current stock price on the date of grant.
(2)	Of the vested RSUs, 135,340 shares of common stock were surrendered to fulfill tax withholding obligations.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Share-based Compensation Expense

The Company recorded share-based compensation expense, which is included in the Company’s condensed consolidated statements of operations, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)
Cost of revenues	$1,557	$1,400	$4,013	$3,738
Operating expenses:
Selling, distribution, and marketing	359	311	719	624
General and administrative	4,513	4,068	9,650	8,637
Research and development	661	603	1,982	1,776
Total share-based compensation expense	$7,090	$6,382	$16,364	$14,775

Note 16. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the three and six months ended June 30, 2026 were approximately $0.8 million and $1.5 million, respectively, compared to the prior year expense of $0.7 million and $1.4 million for the three and six months ended June 30, 2025, respectively.

Defined Benefit Pension Plan

The Company’s French subsidiary has an obligation associated with a defined-benefit plan for its eligible employees. This plan provides benefits to the employees from the date of retirement and is based on the employee’s length of time employed by the Company. The calculation is based on a statistical calculation combining a number of factors that include the employee’s age, length of service, and employee turnover rate.

The liability under the plan is based on a discount rate of 3.95% as of June 30, 2026 and December 31, 2025. The liability is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.6 million and $2.7 million at June 30, 2026 and December 31, 2025, respectively. The Company recorded an immaterial amount of expense under the plan for each of the three and six months ended June 30, 2026 and 2025. Gains or losses due to change in actuarial valuation of the Company’s defined benefit pension plan was not material to the Company’s condensed consolidated financial statements.

Non-qualified Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan obligations are payable upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants began contributing to the plan in January 2020. The plan assets were valued at approximately $16.3 million and $14.5 million as of June 30, 2026 and December 31, 2025, respectively. The plan liabilities were valued at approximately $17.0 million and $15.0 million as of June 30, 2026 and December 31, 2025, respectively. The plan assets and liabilities

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

are included in other long-term assets and other long-term liabilities, respectively, on the Company’s condensed consolidated balance sheets.

Note 17. Commitments and Contingencies

Real Estate Lease Agreement

In July 2025, the Company entered into an agreement to lease approximately 225,167 square feet of building space in Rancho Cucamonga, California. The non-cancelable lease term is approximately 10 years with a renewal option to extend the lease for two additional five-year periods. The monthly lease payments are $0.3 million subject to an annual increase of 3.25%. Upon the lease commencement in January 2026, the Company recorded an initial Right-of-Use, or ROU, asset of $27.7 million and corresponding operating lease liability of $27.4 million, based on an incremental borrowing rate of 7.0%. The renewal option was not considered in the determination of the ROU asset or operating lease liability as the Company is not reasonably certain it would exercise this option.

BAQSIMI®

On June 30, 2023, the Company completed its acquisition of BAQSIMI® pursuant to an asset purchase agreement, or the Purchase Agreement, with Eli Lilly & Company, or Lilly, dated April 21, 2023.

In June 2026, the Company achieved the first annual net sales milestone of $175.0 million under the Purchase Agreement, triggering a milestone payment of $100.0 million that is due in the third quarter of 2026. The milestone payment was allocated to the acquired intangible assets and property, plant and equipment in the Company’s condensed consolidated balance sheet as of June 30, 2026 on a basis consistent with their estimated relative fair values at the acquisition date, as follows:

Amount
(in thousands)
BAQSIMI® product rights	$94,499
Property, plant, and equipment	5,501
Total assets acquired	$100,000

The Company is amortizing the additional cost basis of the intangible asset using the straight-line method over its remaining estimated useful life of 21 years.

As of June 30, 2026 the Company has made total cash payments to Lilly of $629.0 million under the Purchase Agreement, including the upfront payment and guaranteed first anniversary payment totaling $625.0 million, and the $4.0 million upon assignment of certain contracts after the first anniversary of the closing. Additionally, the $100.0 million payment is due in the third quarter of 2026 as a result of triggering an annual net sales milestone in June 2026.

The Company may be obligated to make further milestone payments to Lilly of up to $350.0 million under the Purchase Agreement as follows: (i) up to two payments of $100.0 million each if the Company achieves annual net sales of $200.0 million or more of BAQSIMI® and certain related products, or Milestone Products, in any one contract year during the first five years after the Closing; and (ii) a one-time payment of $150.0 million if the Company achieves total cumulative net sales of $950.0 million or more of the Milestone Products for the first five years after the Closing. In addition, the Company assumed certain contingent consideration of Lilly, which would require the Company to pay up to an aggregate of $125.0 million based on the achievement of annual net sales milestones of $350.0 million, $400.0 million and $600.0 million.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company is also obligated to make cash payments to Anji, consisting of up to $42.0 million in development-based milestone payments and up to $225.0 million in sales-based milestone payments, subject to the achievement of the applicable development and sales milestone events respectively, and royalty payments of 5% on net sales, not to exceed a maximum annual amount of $22.5 million each calendar year for each Licensed Product and a maximum accumulated amount of $60.0 million for each Licensed Products. The Company is also required to pay Anji a certain percentage of sublicense income received from the sublicense transactions. The term of this License Agreement will expire, on a Licensed Product-by-Licensed Product and region-by-region basis, on the tenth anniversary of the first commercial sale of such Licensed Product in the applicable region in the Territory, with the Company having the right to extend the License Agreement until the earlier of ten additional years or the expiration, lapse, or invalidation of the last remaining valid claim of the patents licensed by Anji to the Company that covers the Licensed Products in the Territory. Through June 30, 2026, the Company has not triggered any milestones and therefore no amounts have been recognized or paid.

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

As part of the agreement, the Company made an upfront payment of $2.0 million during the six months ended June 30, 2026, which was recorded as a research and development expense in the Company’s condensed consolidated statement of operations.

The Company is also obligated to make cash payments to Hanxin, consisting of up to $14.0 million in development milestone payments and up to $75.0 million in sales milestone payments, subject to the achievement of the applicable development and sales milestone events respectively, and royalty payments of 5% on net sales, not to exceed a maximum annual amount of $7.5 million each calendar year and a maximum accumulated amount of $60.0 million for corticotropin. Hanxin will pay to the Company a royalty payment of net sales of corticotropin that are based on any patents licensed by the Company to Hanxin under the License Agreement or regulatory exclusivity covering corticotropin. The term of the license agreement will expire, region-by-region basis, on the tenth anniversary of the first commercial sale of corticotropin in the applicable region, with the Company having the right to extend the license agreement until the earlier of ten additional years or the expiration, lapse, or invalidation of the last remaining valid claim of the patents licensed by Hanxin to the Company that covers the product. Through June 30, 2026, the Company has not triggered any milestones and therefore no amounts have been recognized or paid.

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

In January 2026, the Company amended the contract manufacturing agreement with Hanxin to expand the territory of the Manufacturing Agreement. Additionally, the amendment clarifies the intellectual property rights and adds indemnification and limitation of liability terms.

During the three and six months ended June 30, 2026, the Company recognized $0.4 million and $1.1 million, respectively, of revenue from manufacturing services provided to Hanxin. During the three and six months ended June 30, 2025, the Company recognized $0.3 million of revenue from manufacturing services provided to Hanxin. As of June 30, 2026, the Company had receivables of approximately $0.9 million from Hanxin under these agreements. As of December 31, 2025, the Company had an immaterial amount of receivables from Hanxin under these agreements.

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

During the three months ended June 30, 2026 and 2025, the Company did not have any payments under this agreement and during the six months ended June 30, 2026 and 2025, the Company paid an immaterial amount under this agreement. As of June 30, 2026 and December 31, 2025, the Company had an immaterial amount payable to Hanxin under this agreement.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended June 30, 2026, the Company did not make any payments under this agreement. During the six months ended June 30, 2026, the Company paid an immaterial amount under this agreement. During the three and six months ended June 30, 2025, the Company paid an immaterial amount under this agreement. As of June 30, 2026 and December 31, 2025, the Company did not have any additional accruals payable to Letop.

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

During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any revenue from the distribution agreement with Genreach. As of June 30, 2026 and December 31, 2025, the Company did not have any receivables from Genreach.

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

During the three and six months ended June 30, 2026, the Company recognized $0.1 million of revenue from the distribution agreement with Chengong. As of June 30, 2026, the Company did not have any receivables from Chengong.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of June 30, 2026, the Company has accrued $1.0 million related to these employee litigations.

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

Overview

We are a biopharmaceutical company focusing on developing, manufacturing, and commercializing technically challenging generic and proprietary injectable, inhalation, and intranasal products, as well as active pharmaceutical ingredient, or API products. We currently manufacture and sell over 30 prescription pharmaceutical and over-the-counter products.

Our largest products by net revenues currently include BAQSIMI®, Primatene MIST®, epinephrine, glucagon, lidocaine, and ipratropium bromide.

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

In June 2026, we achieved the first annual net sales milestone for BAQSIMI®, with sales of $175.0 million for the contract year, under the asset purchase agreement, or the Purchase Agreement, with Eli Lilly & Company, or Lilly. That milestone triggered a payment of $100.0 million which is due in the third quarter of 2026. The milestone payment was allocated to the acquired intangible assets and property, plant and equipment in our condensed consolidated balance sheet as of June 30, 2026. For more information regarding BAQSIMI®, see “Part I – Item 1. Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements – Note 17. Commitments and Contingencies.”

In July 2026, our subsidiary International Medication Systems, Limited, or IMS, received a warning letter, or the Warning Letter, from the FDA relating to IMS's drug manufacturing facility located in South El Monte, California. The Warning Letter cites violations of current Good Manufacturing Practice, or cGMP, regulations for finished pharmaceuticals but does not require IMS to stop distribution of its products.

We take the matters identified in the Warning Letter seriously. Since the conclusion of the FDA inspection, IMS has implemented and is continuing to implement corrective actions in response to the Form 483 and Warning Letter. We have timely responded to the FDA regarding IMS’s remediation plan. We continue to work with IMS and the FDA to address the items identified in the Warning Letter. As described under the Risk Factor entitled “We must manufacture our drug products at our facilities in conformity with cGMP regulations; failure to maintain compliance with cGMP regulations may prevent or delay the manufacture or marketing of our products or product candidates and may prevent us from gaining approval of our products,” aside from the use of additional resources and temporary suspension of manufacturing of one immaterial product which is not at risk of shortage in connection with the remediation plan, at this time, we do not anticipate a material adverse effect on our overall business operations and sales.

Business Segments

Our performance is assessed and resources are allocated based on one reportable segment, pharmaceutical products.

For more information regarding our segments, see “Part I – Item 1. Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements – Note 5. Segment Reporting.”

Results of Operations

Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

Net revenues

	Three Months Ended
	June 30,		Change
	2026	2025	Dollars	%

	(in thousands)
Net revenues	$183,903	$174,414	$9,489	5%
Cost of revenues	$90,433	$87,924	$2,509	3%
Gross profit	$93,470	$86,490	$6,980	8%
as % of net revenues	51%	50%

The following table summarizes our revenue by product for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,		Change
	2026	2025	Dollars	%

	(in thousands)
Net revenues:
BAQSIMI®	$45,503	$46,687	$(1,184)	(3)%
Primatene MIST®	21,004	22,880	(1,876)	(8)%
Epinephrine	15,854	16,180	(326)	(2)%
Lidocaine	15,039	14,999	40	0%
Glucagon	11,905	20,602	(8,697)	(42)%
Ipratropium bromide	8,411	—	8,411	N/A
Other products	66,187	53,066	13,121	25%
Total net revenues	$183,903	$174,414	$9,489	5%

In April 2026, we launched our ipratropium bromide HFA inhalation aerosol, which was approved by the FDA in February 2026.

The decrease in sales of BAQSIMI® during the quarter was primarily due to a lower average selling price, as a result of a change in gross-to-net discounts due to changes in chargebacks and rebates and changes to the customer mix, impacting sales of approximately $8.1 million. This decrease was partially offset by an increase in unit volumes, contributing $6.9 million in sales driven by our continued marketing efforts. Primatene MIST® sales decreased primarily due to the timing of customer purchases rather than changes in the underlying consumer demand. In store demand shows continued growth. Sales of epinephrine slightly decreased during the period, primarily due to a decrease in our epinephrine multi-dose vial product, as a result of increased competition, impacting sales by $2.2 million. This decrease was partially offset by an increase in demand for our epinephrine pre-filled syringe, as a result of other supplier shortages, contributing $1.9 million in sales. The decrease in sales of glucagon was due to a lower average selling price, which impacted sales by $7.5 million, as well as, a decrease in unit volumes, impacting sales by $1.2 million, as a result of increased competition and the continued shift to ready to use glucagon products such as BAQSIMI®. The increase in other products was primarily due to recently launched products including an increase in iron sucrose sales of $3.5 million and teriparatide sales of $4.5 million, which were launched in August 2025 and December 2025, respectively. Albuterol sales increased primarily due to an increase in unit volumes, as we continue to see positive growth since its launch in August 2024. Additionally, an increase in phytonadione and sodium bicarbonate sales as a result of an increase in demand caused by other supplier shortages, and an increase in API sales positively impacted sales.

We anticipate that sales of glucagon will continue to decline in the future due to competitive dynamics. We also anticipate that sales of epinephrine and other products will continue to fluctuate depending on the ability of our competitors to supply market demands. We may see lower sales from our IMS subsidiary, as we take steps to remediate an FDA warning letter at that facility, which could cause a slowdown in production.

Backlog

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. However, as of June 30, 2026, we experienced a backlog of approximately $4.2 million for various products, primarily as a result of competitor shortages and supplier constraints. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross Margins

The increase in gross margins was primarily driven by our recently launched products that include iron sucrose, teriparatide, and ipratropium bromide, as well as an increase in sales of phytonadione, all of which are higher-margin products. This increase was partially offset by the impact of lower average selling prices for BAQSIMI®, glucagon, and epinephrine multi-dose vials. Additionally, our manufacturing expenses increased due to the expansion of our manufacturing facilities in Rancho Cucamonga, CA. Manufacturing expenses are expected to increase as we remediate the conditions which led to the FDA warning letter at our IMS facility.

Selling, distribution and marketing, and general and administrative

	Three Months Ended
	June 30,		Change
	2026	2025	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$13,335	$10,235	$3,100	30%
General and administrative	$18,242	$13,991	$4,251	30%

The increase in selling, distribution and marketing expenses was primarily due to increased freight expense and the increased marketing efforts for BAQSIMI®. The increase in general and administrative expenses was primarily due to an increase in legal expense, expenses associated with implementing a new ERP system and salary and personnel-related expenses.

Legal fees may fluctuate from period to period due to the timing of patent challenges and other litigation matters.

Research and development

	Three Months Ended
	June 30,		Change
	2026	2025	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$9,201	$8,085	$1,116	14%
Clinical trials	3,524	189	3,335	NM
FDA fees	14	24	(10)	(42)%
Materials and supplies	2,073	4,872	(2,799)	(57)%
Depreciation	3,860	3,986	(126)	(3)%
Other expenses	3,492	2,924	568	19%
Total research and development expenses	$22,164	$20,080	$2,084	10%

Research and development expenses consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

Research and development expenses increased due to an increase in clinical trials expense, primarily for our insulin pipeline products, as well as an increase in salary and personnel-related expense. This was partially offset by a decrease in material and supply expenses.

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

Non-operating expenses, net

	Three Months Ended
	June 30,		Change
	2026	2025	Dollars	%

	(in thousands)
Non-operating expenses:
Interest income	$2,287	$1,921	$366	19%
Interest expense	(6,659)	(6,281)	(378)	6%
Other income, net	3,187	1,511	1,676	111%
Total non-operating expenses, net	$(1,185)	$(2,849)	$1,664	(58)%

The change in non-operating expenses, net, is primarily a result of foreign currency fluctuation, as well as the mark-to-market adjustments relating to our interest rate swap contract during the three months ended June 30, 2026.

Income tax provision

	Three Months Ended
	June 30,		Change
	2026	2025	Dollars	%

	(in thousands)
Income tax provision	$8,196	$8,305	$(109)	(1)%
Effective tax rate	21%	21%

Our effective tax rate for the three months ended June 30, 2026 did not materially change in comparison to the three months ended June 30, 2025. For more information regarding our income taxes, see “Part I – Item 1. Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements – Note 14. Income Taxes.”

Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025

Net revenues

	Six Months Ended
	June 30,		Change
	2026	2025	Dollars	%

	(in thousands)
Net revenues	$355,074	$344,942	$10,132	3%
Cost of revenues	$191,282	$173,201	$18,081	10%
Gross profit	$163,792	$171,741	$(7,949)	(5)%
as % of net revenues	46%	50%

The following table summarizes our revenue by product for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,		Change
	2026	2025	Dollars	%

	(in thousands)
Net revenues:
BAQSIMI®	$77,937	$85,042	$(7,105)	(8)%
Primatene MIST®	50,767	51,931	(1,164)	(2)%
Epinephrine	35,067	34,767	300	1%
Lidocaine	28,499	28,643	(144)	(1)%
Glucagon	21,075	41,445	(20,370)	(49)%
Ipratropium bromide	8,411	—	8,411	N/A
Other products	133,318	103,114	30,204	29%
Total net revenues	$355,074	$344,942	$10,132	3%

In April 2026, we launched our ipratropium bromide HFA inhalation aerosol, which was approved by the FDA in February 2026.

The decrease in sales of BAQSIMI® was primarily due to a lower average selling price, as a result of a change in gross-to-net discounts due to changes in chargebacks and rebates and changes to the customer mix, impacting sales of approximately $15.9 million. This decrease was partially offset by an increase in unit volumes, contributing $8.8 million in sales driven by our continued marketing efforts. Primatene MIST® sales decreased primarily due to the timing of customer purchases rather than changes in the underlying consumer demand. In store demand shows continued growth. The increase in sales of epinephrine was due to an increase in demand for our epinephrine pre-filled syringe, as a result of other supplier shortages, contributing $6.1 million in sales. This increase was partially offset by a decrease in our epinephrine multi-dose vial product, as a result increased competition, impacting sales by $5.8 million. The decrease in sales of glucagon was due to lower average selling price, which impacted sales by $13.7 million, as well as a decrease in unit volumes, impacting sales by $6.6 million, as a result of increased competition and the continued shift to ready to use glucagon products such as BAQSIMI®. The increase in other products was primarily due to recently launched products including an increase in iron sucrose sales of $5.0 million and teriparatide sales of $6.7 million, which were launched in August 2025 and December 2025, respectively. Albuterol sales increased primarily due to an increase in unit volumes, as we continue to see positive growth since its launch in August 2024. Additionally, an increase in dextrose and sodium bicarbonate sales as a result of an increase in demand caused by other supplier shortages, and an increase in API sales positively impacted sales.

We anticipate that sales of glucagon will continue to decline in the future due to competitive dynamics. We also anticipate that sales of epinephrine and other products will continue to fluctuate depending on the ability of our competitors to supply market demands. We may see lower sales from our IMS subsidiary, as we take steps to remediate an FDA warning letter at that facility, which could cause a slowdown in production.

Gross Margins

The decrease in gross margins was impacted by lower average selling prices for our higher margin products, including BAQSIMI®, glucagon, phytonadione, and epinephrine multi-dose vials. Additionally, our manufacturing expenses increased due to the expansion of our manufacturing facilities in Rancho Cucamonga, CA. Manufacturing expenses are expected to increase as we remediate the conditions which led to the FDA warning letter at our IMS facility.

Selling, distribution and marketing, and general and administrative

	Six Months Ended
	June 30,		Change
	2026	2025	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$25,262	$22,101	$3,161	14%
General and administrative	$36,270	$29,987	$6,283	21%

The increase in selling, distribution and marketing expenses was primarily due to an increase in freight expense and the increase marketing efforts for BAQSIMI®. The increase in general and administrative expenses was primarily due to an increase in legal expense, expenses associated with implementing a new ERP system and salary and personnel-related expenses.

Legal fees may fluctuate from period to period due to the timing of patent challenges and other litigation matters.

Research and development

	Six Months Ended
	June 30,		Change
	2026	2025	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$19,573	$17,146	$2,427	14%
Clinical trials	5,076	1,137	3,939	346%
FDA fees	29	1,509	(1,480)	(98)%
Materials and supplies	7,518	7,700	(182)	(2)%
Depreciation	7,694	7,161	533	7%
Other expenses(1)	9,011	5,523	3,488	63%
Total research and development expenses	$48,901	$40,176	$8,725	22%
(1)	Includes the upfront payment of $2.0 million relating to the licensing agreement with Hanxin.

Research and development expenses consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

Research and development expenses increased primarily due to an increase in clinical trials expense for our insulin and inhalation pipeline products, as well as salary and personnel-related expenses. Additionally, we made a $2.0 million upfront payment for the licensing agreement that we entered into with Hanxin during the first quarter of 2026.

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

Non-operating expenses, net

	Six Months Ended
	June 30,		Change
	2026	2025	Dollars	%

	(in thousands)
Non-operating expenses:
Interest income	$4,687	$4,010	$677	17%
Interest expense	(13,212)	(12,567)	(645)	5%
Other income (expenses), net	3,762	(723)	4,485	NM
Total non-operating expenses, net	$(4,763)	$(9,280)	$4,517	(49)%

The change in non-operating expenses, net, is primarily a result of foreign currency fluctuation, as well as the mark-to-market adjustments relating to our interest rate swap contract during the six months ended June 30, 2026.

Income tax provision

	Six Months Ended
	June 30,		Change
	2026	2025	Dollars	%

	(in thousands)
Income tax provision	$11,828	$13,882	$(2,054)	(15)%
Effective tax rate	24%	20%

Our effective tax rate for the six months ended June 30, 2026 increased in comparison to the six months ended June 30, 2025, primarily due to differences in pre-tax income positions and timing of discrete tax items. For more information regarding our income taxes, see “Part I – Item 1. Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements – Note 14. Income Taxes.”

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

Our cash obligations include the principal and interest payments due on our existing loans, and finance and operating lease payments. In June 2026, we achieved the first annual net sales milestone of $175.0 million under the Purchase Agreement, triggering a milestone payment of $100.0 million that is due in the third quarter of 2026, which is recorded in our condensed consolidated balance sheet as of June 30, 2026. In addition, upon the achievement of various development, regulatory and commercial milestones for agreements we have entered into, we are contractually obligated to pay additional amounts that, in the aggregate, are significant. These payments are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring, and any resulting cash requirements are managed through our operating budgeting processes. As of June 30, 2026, the maximum amount that may be payable in the future for agreements we have entered into with third parties is approximately $1.1 billion. These obligations are described further throughout this Quarterly Report.

As of June 30, 2026, our foreign subsidiaries collectively held $15.8 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. We expect additional cash flows to be generated in the longer term from future product launches, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product launches, which could be lengthy or ultimately unsuccessful.

Working capital decreased $110.1 million to $367.8 million at June 30, 2026, compared to $477.9 million at December 31, 2025.

Cash Flows from Operations

The following table summarizes our cash flows provided by and used in operating, investing, and financing activities for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$99,164	$70,669
Investing activities	28,137	9,856
Financing activities	(73,742)	(44,705)
Effect of exchange rate changes on cash	(122)	260
Net increase in cash, cash equivalents, and restricted cash	$53,437	$36,080

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $99.2 million for the six months ended June 30, 2026, which included net income of $36.8 million. Non-cash items comprised primarily of $34.5 million of depreciation and amortization, which includes $16.1 million related to depreciation of property, plant and equipment; $12.5 million related to amortization of intangible assets; $4.3 million related to amortization of operating lease right-of-use assets; $1.6 million related to amortization of discounts, premiums, and debt issuance costs; and share-based compensation expense of $16.4 million.

Additionally, for the six months ended June 30, 2026, there was a net cash inflow from changes in operating assets and liabilities of $12.7 million, which resulted primarily from increases in accounts payable and accrued liabilities, which was partially offset by an increase in inventories and accounts receivable. Accounts payable and accrued liabilities increased primarily due to the timing of payments. The increase in inventories was primarily due to the increased purchases of certain raw material and components. The increase in accounts receivables was primarily due to the timing of sales.

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

Investing Activities

Net cash provided by investing activities was $28.1 million for the six months ended June 30, 2026, primarily as a result of a net cash inflow of $48.0 million from sales and purchases of investments during the period. This was partially offset by $18.1 million in purchases of property, plant, and equipment, which included $10.2 million incurred in the United States, $2.5 million in France, and $5.4 million in China.

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

Financing Activities

Net cash used in financing activities was $73.7 million for the six months ended June 30, 2026, primarily as a result of $74.7 million used to purchase treasury stock. This was partially offset by $1.5 million in net proceeds from the settlement of share-based compensation awards under our equity plan.

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

Our manufacturing facilities and suppliers, including our CMOs and subsidiary manufacturing facilities, are subject to periodic inspection by the FDA to ensure that they are operating in compliance with cGMP requirements. Non-compliance with cGMP requirements by our manufacturing facilities or those of our subsidiaries or contractors can expose us to FDA Form 483s, warning letters, and other risks, including those described under the Risk Factor entitled “We must manufacture our drug products at our facilities in conformity with cGMP regulations; failure to maintain compliance with cGMP regulations may prevent or delay the manufacture or marketing of our products or product candidates and may prevent us from gaining approval of our products.”

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

We must manufacture our drug products at our facilities, including those of our subsidiaries, in conformity with cGMP regulations; failure to maintain compliance with cGMP regulations may prevent or delay the manufacture or marketing of our products or product candidates and may prevent us from gaining approval of our products. Non-compliance with such requirements can result in a Form 483 or warning letter from the FDA, any of which may have a material adverse effect on our business, results of operations, or financial condition.

All of our products and product candidates for use in clinical studies must be manufactured, packaged, labeled and stored in accordance with cGMP. For our approved products, modifications, enhancements, or changes in manufacturing processes and sites may require supplemental FDA approval, which may be subject to a lengthy application process or which we may be unable to obtain.

All facilities of Amphastar, our subsidiaries and our CMOs and suppliers are periodically subject to inspection by the FDA and other governmental entities, and operations at these facilities could be interrupted or halted if the FDA or another governmental entity deems such inspections as unsatisfactory. For example, our facilities in Rancho Cucamonga, CA, South El Monte, CA, Canton, MA, Éragny Sur Epte, France, and Nanjing, China are subject to FDA cGMP inspections as well as pre-approval, routine and other inspections by the FDA, state, and other regulatory authorities and may be again in the future per applicable law. The facility of IMS, a subsidiary of the Company, located in South El Monte, CA was inspected by the FDA in December 2025 and received a Form 483, to which IMS responded in January 2026. Subsequently, in April 2026, the FDA notified IMS that the facility would be classified as “Official Action Indicated.” On July 2, 2026, IMS received a warning letter from the FDA, citing violations of cGMP regulations for finished pharmaceuticals but does not require IMS to stop manufacturing and distribution of its products. The Company and IMS have timely responded to the FDA regarding IMS’s remediation plan and continue to work with IMS and the FDA to address the items identified in the Warning Letter. As part of the interim measures and in consultation with FDA’s Drug Shortage Staff, IMS has voluntarily suspended the manufacture of one product, which is not at risk of shortage, to prioritize the manufacture and release of drug products identified as being at risk of shortage during the remediation process, which is not expected to adversely impact overall sales, as available manufacturing capacity can be reallocated to other products as needed. Aside from the use of additional resources and temporary suspension of one product in connection with the remediation plan, at this time, the Company does not anticipate a material adverse effect on the Company’s overall business operations and sales. The Company cannot, however, give any assurance that the FDA will be satisfied with IMS’s response or as to the timing of the resolution of the matters described in the Warning Letter. Until the deficiencies cited in the Warning Letter are resolved to the FDA's satisfaction, additional regulatory or legal action may be taken without further notice. If IMS is not able to resolve the deficiencies in a timely manner or as anticipated, there may be a material adverse effect on our business or sales of products manufactured by IMS.

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

Jack Y. Zhang and Mary Z. Luo have each pledged shares of our common stock to secure funds borrowed under existing credit lines by UBS Group and its affiliates, or UBS, East West Bank, or East West, and Cathay Bank. As of June 30, 2026, UBS had extended combined credit lines of $15.0 million to Applied Physics & Chemistry Laboratories, Inc., or APCL, which is controlled by Dr. Zhang and Dr. Luo, East West had agreed to a loan of up to $12.0 million to Drs. Zhang and Luo, and Cathay Bank had agreed to a loan of up to $30.0 million to APCL and Dr. Luo. The UBS credit lines are secured by a pledge of 1,500,000 shares of our common stock currently held by APCL, the East West loan is secured by a pledge of 1,200,000 shares of our common stock held by APCL and Dr. Zhang, and the Cathay Bank loan is secured by a pledge of 3,000,000 shares of our common stock held by APCL and Dr. Luo. Interest on each of these loans accrues at market rates. UBS has an unlimited and unilateral right to call each of the credit lines for any reason whatsoever, and each of East West and Cathay Bank has acceleration rights to protect itself in the event of a default.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock.

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet Be
		Average	Purchased as Part of	Purchased Under the Plans
	Total Number of Shares	Price Paid	Publicly Announced Plans	or Programs(1)
Period	Purchased	per Share	or Programs(1)	(in millions)
April 1 - April 30, 2026	526,681	$21.09	526,681	$34.0
May 1 - May 31, 2026	893,079	18.78	893,079	17.2
June 1 - June 30, 2026	863,615	19.43	863,615	0.4
(1)	These repurchases were made under our previously authorized share buyback program (see “Part I – Item. 1. Financial Statements – Notes to the Condensed Consolidated Financial Statements – Note 15. Stockholders’ Equity – Share Buyback Program”). The share buyback program does not have an expiration date.

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

Date: August 6, 2026

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 6, 2026