Form 10-Q
period 2026-09-30
Amphastar Pharmaceuticals, Inc.
filed 2026-11-05
CIK 1297184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

The number of shares outstanding of the registrant’s only class of common stock as of October 30, 2026 was 42,652,154.

AMPHASTAR PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$204,588	$170,177
Restricted cash	235	235
Short-term investments	26,046	112,635
Restricted short-term investments	2,200	2,200
Accounts receivable, net	182,215	143,560
Inventories	173,920	176,890
Income tax refunds and deposits	2,532	17,167
Prepaid expenses and other assets	10,949	13,152
Total current assets	602,685	636,016

Property, plant, and equipment, net	312,871	310,567
Finance lease right-of-use assets	120	221
Operating lease right-of-use assets	75,055	42,931
Goodwill and intangible assets, net	640,429	565,965
Other assets	38,100	31,135
Deferred tax assets	42,464	42,464
Total assets	$1,711,724	$1,629,299

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$168,068	$148,348
Income taxes payable	2,143	239
Current portion of long-term debt	2,505	1,641
Current portion of operating lease liabilities	8,718	7,928
Total current liabilities	181,434	158,156

Long-term reserve for income tax liabilities	5,926	5,926
Long-term debt, net of current portion and unamortized debt issuance costs	610,497	608,749
Long-term operating lease liabilities, net of current portion	69,969	37,684
Other long-term liabilities	29,344	29,979
Total liabilities	897,170	840,494
Commitments and contingencies (see Note 17 and Note 19)
Stockholders’ equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: par value $0.0001; 300,000,000 shares authorized; 62,441,273 and 42,648,323 shares issued and outstanding, respectively, as of September 30, 2026 and 61,779,883 and 45,645,497 shares issued and outstanding, respectively, as of December 31, 2025	6	6
Additional paid-in capital	562,145	535,380
Retained earnings	741,412	666,881
Accumulated other comprehensive loss	(6,020)	(5,314)
Treasury stock	(482,989)	(408,148)
Total stockholders' equity	814,554	788,805
Total liabilities and stockholders’ equity	$1,711,724	$1,629,299

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net revenues	$207,608	$191,840	$562,682	$536,782
Cost of revenues	107,979	93,194	299,261	266,395
Gross profit	99,629	98,646	263,421	270,387

Operating expenses:
Selling, distribution, and marketing	11,934	11,505	37,196	33,606
General and administrative	16,844	39,467	53,114	69,454
Research and development	20,078	22,354	68,979	62,530
Total operating expenses	48,856	73,326	159,289	165,590

Income from operations	50,773	25,320	104,132	104,797

Non-operating expenses:
Interest income	2,287	2,246	6,974	6,256
Interest expense	(6,760)	(6,284)	(19,972)	(18,851)
Other income (expenses), net	2,764	231	6,526	(492)
Total non-operating expenses, net	(1,709)	(3,807)	(6,472)	(13,087)

Income before income taxes	49,064	21,513	97,660	91,710
Income tax provision	11,301	4,163	23,129	18,045

Net income	$37,763	$17,350	$74,531	$73,665

Net income per share:
Basic	$0.89	$0.38	$1.70	$1.57

Diluted	$0.87	$0.37	$1.67	$1.52

Weighted-average shares used to compute net income per share:
Basic	42,579	46,474	43,848	47,021

Diluted	43,377	47,677	44,687	48,565

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$37,763	$17,350	$74,531	$73,665

Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	(114)	88	(1,089)	3,908
Change in pension obligations	(2)	—	383	—
Total other comprehensive income (loss)	(116)	88	(706)	3,908

Total comprehensive income	$37,647	$17,438	$73,825	$77,573

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balance as of December 31, 2025	61,779,883	$6	$535,380	$666,881	$(5,314)	(16,134,386)	$(408,148)	788,805
Net income	—	—	—	6,420	—	—	—	6,420
Other comprehensive loss	—	—	—	—	(422)	—	—	(422)
Purchase of treasury stock	—	—	—	—	—	(1,373,345)	(30,000)	(30,000)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(152)	—	—	10,128	152	—
Issuance of common stock in connection with the Company's equity plans	354,566	—	(686)	—	—	—	—	(686)
Share-based compensation expense	—	—	9,274	—	—	—	—	9,274
Balance as of March 31, 2026	62,134,449	$6	$543,816	$673,301	$(5,736)	(17,497,603)	$(437,996)	$773,391
Net income	—	—	—	30,348	—	—	—	30,348
Other comprehensive loss	—	—	—	—	(168)	—	—	(168)
Purchase of treasury stock	—	—	—	—	—	(2,283,375)	(44,705)	(44,705)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(105)	—	—	6,949	105	—
Issuance of common stock in connection with the Company's equity plans	171,805	—	2,201	—	—	—	—	2,201
Share-based compensation expense	—	—	7,090	—	—	—	—	7,090
Balance as of June 30, 2026	62,306,254	$6	$553,002	$703,649	$(5,904)	(19,774,029)	$(482,596)	$768,157
Net income	—	—	—	37,763	—	—	—	37,763
Other comprehensive loss	—	—	—	—	(116)	—	—	(116)
Purchase of treasury stock	—	—	—	—	—	(21,747)	(438)	(438)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(45)	—	—	2,826	45	—
Issuance of common stock in connection with the Company's equity plans	135,019	—	2,181	—	—	—	—	2,181
Share-based compensation expense	—	—	7,007	—	—	—	—	7,007
Balance as of September 30, 2026	62,441,273	$6	$562,145	$741,412	$(6,020)	(19,792,950)	$(482,989)	$814,554

	Common Stock				Accumulated	Treasury Stock
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balance as of December 31, 2024	60,847,124	$6	$505,400	$568,787	$(9,181)	(13,229,433)	$(332,714)	732,298
Net income	—	—	—	25,285	—	—	—	25,285
Other comprehensive income	—	—	—	—	1,212	—	—	1,212
Purchase of treasury stock	—	—	—	—	—	(393,836)	(11,219)	(11,219)
Issuance of common stock in connection with the Company's equity plans	446,322	—	(4,685)	—	—	—	—	(4,685)
Share-based compensation expense	—	—	8,393	—	—	—	—	8,393
Balance as of March 31, 2025	61,293,446	$6	$509,108	$594,071	$(7,969)	(13,623,269)	$(343,933)	$751,283
Net income	—	—	—	31,030	—	—	—	31,030
Other comprehensive income	—	—	—	—	2,608	—	—	2,608
Purchase of treasury stock	—	—	—	—	—	(1,541,860)	(39,000)	(39,000)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(88)	—	—	6,131	88	—
Issuance of common stock in connection with the Company's equity plans	356,161	—	5,179	—	—	—	—	5,179
Share-based compensation expense	—	—	6,382	—	—	—	—	6,382
Balance as of June 30, 2025	61,649,607	$6	$520,581	$625,102	$(5,361)	(15,158,998)	$(382,846)	$757,482
Net income	—	—	—	17,350	—	—	—	17,350
Other comprehensive income	—	—	—	—	88	—	—	88
Purchase of treasury stock	—	—	—	—	—	(172,920)	(4,850)	(4,850)
Issuance of treasury stock in connection with the Company's equity plans	—	—	(42)	—	—	3,000	42	—
Issuance of common stock in connection with the Company's equity plans	28,174	—	379	—	—	—	—	379
Share-based compensation expense	—	—	6,297	—	—	—	—	6,297
Balance as of September 30, 2025	61,677,781	$6	$527,215	$642,451	$(5,273)	(15,328,918)	$(387,653)	$776,746

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMPHASTAR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$74,531	$73,665
Reconciliation to net cash provided by operating activities:
Loss on disposal of assets	436	33
(Gain) loss on interest rate swaps and foreign currency transactions, net	(3,985)	2,021
Depreciation of property, plant, and equipment	24,310	23,576
Amortization of intangible assets	19,933	18,778
Operating lease right-of-use asset amortization	6,451	4,860
Amortization of discounts, premiums, and debt issuance costs	2,610	2,489
Share-based compensation expense	23,371	21,072
Changes in operating assets and liabilities:
Accounts receivable, net	(38,959)	(9,599)
Inventories	2,289	(30,072)
Prepaid expenses and other assets	(6,979)	(13,358)
Income tax refunds, deposits, and payable, net	16,538	(4,345)
Operating lease liabilities	(5,503)	(3,953)
Accounts payable and accrued liabilities	27,421	38,085
Net cash provided by operating activities	142,464	123,252

Cash Flows From Investing Activities:
Purchases and construction of property, plant, and equipment	(28,040)	(26,610)
Purchase of intangible assets	(94,499)	(2,250)
Purchase of investments	(38,163)	(50,825)
Maturity of investments	127,007	73,849
Deposits and other assets	(2,132)	(3,927)
Net cash used in investing activities	(35,827)	(9,763)

Cash Flows From Financing Activities:
Proceeds from equity plans, net of withholding tax payments	3,698	873
Purchase of treasury stock	(75,143)	(55,070)
Debt issuance costs	—	(679)
Proceeds from borrowing under lines of credit	—	5,943
Repayments under lines of credit	(483)	—
Principal payments on long-term debt	(104)	(119)
Net cash used in financing activities	(72,032)	(49,052)

Effect of exchange rate changes on cash	(194)	219

Net increase in cash, cash equivalents, and restricted cash	34,411	64,656

Cash, cash equivalents, and restricted cash at beginning of period	170,412	151,844

Cash, cash equivalents, and restricted cash at end of period	$204,823	$216,500

Noncash Investing and Financing Activities:
Capital expenditures included in accounts payable	$5,067	$6,528
Operating lease right-of-use assets in exchange for operating lease liabilities	$38,576	$2,537

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of capitalized interest	$19,040	$19,137
Income taxes paid	$6,475	$22,308

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and are prepared in accordance with GAAP. All intercompany activity has been eliminated in the preparation of the unaudited condensed consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The principal accounting estimates include: fair value of financial instruments, chargebacks and rebates, product returns, adjustment of inventory to its net realizable value, impairment of investments, long-lived and intangible assets and goodwill, useful life, litigation reserves, stock price volatility for share-based compensation expense, valuation allowances for deferred tax assets, and liabilities for uncertain income tax positions.

Foreign Currency

The Company’s condensed consolidated financial statements are presented in U.S. dollars. The functional currency for most of the Company’s foreign subsidiaries are in their local currency. Revenues, expenses, gains and losses for non-U.S. dollar functional currency entities are translated into U.S. dollars using average currency exchange rates for the period. Assets and liabilities for such entities are translated using exchange rates that approximate the rate at the balance sheet date. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive loss on the Company’s condensed consolidated balance sheets. Foreign currency transaction gains and losses on

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

transactions not denominated in functional currency are recorded in Other income (expenses), net, in the Company’s condensed consolidated statements of operations.

The unrealized gains or losses of intercompany foreign currency transactions that are of a long-term investment nature are reported in accumulated other comprehensive loss. The unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature were a $0.1 million loss and a $1.1 million loss for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, the unrealized gains and losses of intercompany foreign currency transactions that are of a long-term investment nature were a $0.1 million gain and a $4.0 million gain, respectively.

Comprehensive Income

The Company’s comprehensive income includes its foreign currency translation gains and losses and change in pension obligations.

Asset Acquisitions

A cost accumulation model is used to determine the cost of an asset acquisition. Direct transaction costs are recognized as part of the cost of an asset acquisition. The cost of an asset acquisition, including transaction costs, is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis, with the exception of non-qualifying assets. Goodwill is not recognized in an asset acquisition. When a transaction accounted for as an asset acquisition includes an in-process research and development, or IPR&D, asset, the IPR&D asset is only capitalized if it has an alternative future use other than in a particular research and development project. Asset acquisitions may include contingent consideration arrangements that encompass obligations to make future payments to sellers’ contingent upon the achievement of future financial targets. Contingent consideration, including assumed contingent consideration, is not recognized until all contingencies are resolved and the consideration is paid or becomes payable (unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired), at which point the consideration is allocated to the assets acquired based on their relative fair values at the acquisition date, with the exception of non-qualifying assets.

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

Advertising Expense

Advertising expenses, primarily associated with Primatene MIST®, are recorded as they are incurred, except for expenses related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented, and are reflected as a component of selling, distribution and marketing in the Company’s condensed consolidated statements of operations. For the three and nine months ended September 30, 2026, advertising expenses were $2.6 million and $8.4 million, respectively. For the three and nine months ended September 30, 2025, advertising expenses were $2.6 million and $8.1 million, respectively.

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

Financial Instruments

The Company’s accompanying condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts receivable, short-term investments, restricted short-term investments, accounts payable, accrued liabilities, short-term borrowings, and long-term obligations. The Company considers the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and short-term borrowings approximate the fair value of these financial instruments due to the short maturity of these items. The carrying value of the Company’s long-term obligations, with the exception of the convertible debt (see Note 13), approximates their fair value, as the stated borrowing rates are comparable to rates currently offered to the Company for instruments with similar maturities. The Company at times enters into interest rate swap contracts to manage its exposure to interest rate changes and its overall cost of long-term debt. The Company’s interest rate swap contracts exchange the variable interest rates for fixed interest rates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and highly liquid investments with original maturities of three months or less.

Investments

Investments as of September 30, 2026 and December 31, 2025 consisted of certificates of deposit and investment grade corporate, agency and municipal bonds with original maturity dates between three and twenty-four months.

Restricted Cash

Restricted cash is collateral required for the Company to guarantee certain vendor payments in France. As of September 30, 2026 and December 31, 2025, the restricted cash balance was $0.2 million.

Restricted Short-Term Investments

Restricted short-term investments consist of certificates of deposit that are collateral for standby letters of credit to qualify for workers’ compensation self-insurance. The certificates of deposit have original maturities greater than three months, but less than one year. As of September 30, 2026 and December 31, 2025, the balance of restricted short-term investments was $2.2 million.

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

Capitalized Software Implementation Costs

The Company capitalizes certain software implementation costs incurred under a cloud computing arrangement that is a service contract. Costs incurred during the preliminary project phase or planning and research phase are expensed as incurred. Costs incurred during the application development stage related to the implementation of the hosting arrangement are capitalized and included within other assets on the accompanying condensed consolidated balance sheets. Capitalized implementation costs are amortized on a straight-line basis over the term of the associated hosting arrangement when ready for its intended use. Capitalized implementation costs were $12.9 million and $6.8 million as of September 30, 2026 and December 31, 2025, respectively, and are included in other long-term assets in the Company’s condensed consolidated balance sheets. For the three and nine months ended September 30, 2026 and 2025, the Company did not record any amortization expense for capitalized implementation costs.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Chargebacks and rebates are reflected as a component of product revenues, net. The following table is an analysis of the chargeback and rebate activities and ending balances:

	Nine Months Ended
	September 30,
	2026	2025

	(in thousands)
Beginning balance	$79,182	$60,331
Provision for chargebacks and rebates	465,327	299,315
Credits and payments issued to third parties	(458,919)	(299,660)
Ending balance	$85,590	$59,986

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

Chargebacks and rebates are included in the following balance sheet accounts:

	September 30,	December 31,
	2026	2025

	(in thousands)
Reduction to accounts receivable, net	$39,484	$43,820
Accounts payable and accrued liabilities	46,106	35,362
Total	$85,590	$79,182

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

Revenues derived from contract manufacturing agreements are recognized when third-party products are shipped to customers. The Company’s accounting policy is to review each agreement involving contract development and manufacturing to determine if there are multiple goods or services that constitute more than one performance obligation. Revenues are recognized for each performance obligation when, or as, the Company satisfies that performance obligation. For the three and nine months ended September 30, 2026, revenues from contract manufacturing of API were $6.2 million and $13.2 million, respectively. For the three and nine months ended September 30, 2025, revenues from contract manufacturing of API were $1.9 million and $2.3 million, respectively.

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

For the three and nine months ended September 30, 2026, options to purchase 3,557,811 shares of stock, with a weighted-average exercise price of $33.41 per share, were excluded in the computation of diluted net income per share because their effect would be anti-dilutive. The 2029 Convertible Notes had no impact on the computation of diluted net income per share as the average stock price during the period was less than the conversion price.

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

The following table provides the calculation of basic and diluted net income per share for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands, except per share data)
Basic and dilutive numerator:
Net income	$37,763	$17,350	$74,531	$73,665
Denominator:
Weighted-average shares outstanding — basic	42,579	46,474	43,848	47,021

Net effect of dilutive securities:
Incremental shares from equity awards	798	1,203	839	1,544
Weighted-average shares outstanding — diluted	43,377	47,677	44,687	48,565
Net income per share — basic	$0.89	$0.38	$1.70	$1.57
Net income per share — diluted	$0.87	$0.37	$1.67	$1.52

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

Selected segment financial information is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Net revenues:	$207,608	$191,840	$562,682	$536,782
Less:
Payroll expense	50,668	45,871	152,408	143,233
Materials and supplies	10,872	7,648	34,113	29,344
Clinical trials expense	532	352	5,608	1,489
Depreciation and amortization expense	15,584	14,129	44,243	42,354
Stock-based compensation expense	7,007	6,297	23,371	21,072
Consulting and outside services expense	14,107	9,922	35,502	27,772
Advertising and promotional expense	3,365	3,374	10,485	10,349
Other segment items(1)	51,936	78,696	146,294	156,864
Interest income	(2,287)	(2,246)	(6,974)	(6,256)
Interest expense	6,760	6,284	19,972	18,851
Income tax provision	11,301	4,163	23,129	18,045
Net income	$37,763	$17,350	$74,531	$73,665
(1)	Other segment items primarily include maintenance and repairs expense, travel expense, professional services expense, legal expense, rent expense, product costs, certain overhead expenses, manufacturing cost absorption and variances, inventory provisions, miscellaneous expenses, and foreign currency exchange gains and losses.

Net revenues by product are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Net revenues:
BAQSIMI®	$58,804	$53,608	$136,741	$138,650
Primatene MIST®	31,461	28,808	82,228	80,739
Epinephrine	15,273	18,789	50,340	53,556
Lidocaine	16,638	12,932	45,137	41,575
Glucagon	8,575	13,558	29,650	55,003
Ipratropium bromide	6,645	—	15,056	—
Other products	70,212	64,145	203,530	167,259
Total net revenues	$207,608	$191,840	$562,682	$536,782

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net revenues and carrying values of long-lived assets, which includes property, plant and equipment, as well as finance and operating lease right-of-use assets, by geographic region, based on where the Company conducts its operations, are as follows:

	Net Revenues				Long-Lived Assets
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2026	2025	2026	2025	2026	2025

	(in thousands)
United States	$190,870	$180,279	$522,252	$509,871	$248,572	$206,697
China	6,166	1,879	13,208	2,259	105,063	110,055
France	10,572	9,682	27,222	24,652	34,411	36,967
Total	$207,608	$191,840	$562,682	$536,782	$388,046	$353,719

Note 6. Customer and Supplier Concentration

Customer Concentrations

The following table provides accounts receivable and net revenue information for the Company’s three major customers:

	% of Total Accounts		% of Net
	Receivable		Revenues
			Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2026	2025	2026	2025	2026	2025
Cencora	32%	28%	26%	22%	25%	22%
McKesson	25%	28%	23%	22%	22%	23%
Cardinal Health	12%	12%	17%	21%	17%	20%

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

Note 7. Fair Value Measurements

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (an exit price). These standards also establish a hierarchy that prioritizes observable and unobservable inputs used in measuring fair value of an asset or liability, as described below:

●	Level 1 – Inputs to measure fair value are based on quoted prices (unadjusted) in active markets on identical assets or liabilities;

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

●	Level 2 – Inputs to measure fair value are based on the following: (a) quoted prices in active markets on similar assets or liabilities, (b) quoted prices for identical or similar instruments in inactive markets, or (c) observable (other than quoted prices) or corroborated observable market data used in a pricing model from which the fair value is derived; and

●	Level 3 – Inputs to measure fair value are unobservable and the assets or liabilities have little, if any, market activity; these inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities based on best information available in the circumstances.

As of September 30, 2026 and December 31, 2025, cash equivalents include money market accounts and corporate and municipal bonds with original maturities of less than three months. Investments consist of certificates of deposit as well as investment-grade corporate, agency and municipal bonds with original maturity dates between three and twenty-four months. The certificates of deposit are carried at amortized cost in the Company’s condensed consolidated balance sheets, which approximates their fair value determined based on Level 2 inputs. The corporate, agency and municipal bonds are classified as held-to-maturity and are carried at amortized cost net of allowance for credit losses. The fair value of such bonds is disclosed in Note 8 and was determined based on Level 2 inputs. The restrictions on restricted cash and investments have an immaterial effect on the fair value of these financial assets.

The fair values of the Company’s financial assets and liabilities measured on a recurring basis as of September 30, 2026 and December 31, 2025, are as follows:

	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents	$126,496	$126,496	$—	$—
Restricted cash	235	235	—	—
Short-term investments	13,575	—	13,575	—
Restricted short-term investments	2,200	—	2,200	—
Interest rate swaps related to variable rate loans	2,515	—	2,515	—
Total assets measured at fair value as of September 30, 2026	$145,021	$126,731	$18,290	$—

	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents	$111,350	$111,350	$—	$—
Restricted cash	235	235	—	—
Short-term investments	16,530	—	16,530	—
Restricted short-term investments	2,200	—	2,200	—
Interest rate swaps related to variable rate loans	(4,566)	—	(4,566)	—
Total assets and liabilities measured at fair value as of December 31, 2025	$125,749	$111,585	$14,164	$—

The Company does not hold any Level 3 instruments that are measured at fair value on a recurring basis.

Nonfinancial assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These items primarily include investments in unconsolidated affiliates, long-lived assets, goodwill, and intangible assets for which the fair value is determined as part of an impairment test. As of September 30, 2026 and December 31, 2025, there were no significant adjustments to fair value for nonfinancial assets or liabilities.

The Company’s deferred compensation plan assets are valued using the cash surrender value of the life insurance policies and are not included in the table above.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8. Investments

The following is a summary of the Company’s investments that are classified as held-to-maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Corporate and agency bonds (due within 1 year)	$29,952	$1	$(15)	$29,938
Total investments as of September 30, 2026	$29,952	$1	$(15)	$29,938

Corporate and agency bonds (due within 1 year)	$95,981	$39	$(60)	$95,960
Municipal bonds (due within 1 year)	124	—	—	124
Total investments as of December 31, 2025	$96,105	$39	$(60)	$96,084

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

Note 9. Goodwill and Intangible Assets

The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification:

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights(1)	24	$685,837	$81,202	$604,635
Land-use rights	39	2,540	996	1,544
Other intangibles	7	2,443	719	1,724
Subtotal	23	690,820	82,917	607,903
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill	*	3,301	—	3,301
Subtotal	*	32,526	—	32,526
As of September 30, 2026	*	$723,346	$82,917	$640,429

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Weighted-Average		Accumulated
	Life (Years)	Original Cost	Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets
BAQSIMI® product rights	24	$591,338	$61,597	$529,741
Land-use rights	39	2,540	947	1,593
Other intangibles	7	2,443	439	2,004
Subtotal	24	596,321	62,983	533,338
Indefinite-lived intangible assets
Trademark	*	29,225	—	29,225
Goodwill	*	3,402	—	3,402
Subtotal	*	32,627	—	32,627
As of December 31, 2025	*	$628,948	$62,983	$565,965

* Intangible assets with indefinite lives have an indeterminable average life.

(1)	Includes $94.5 million recorded in June 2026, upon triggering BAQSIMI® net sales milestone (see Note 17).

Goodwill

The changes in the carrying amounts of goodwill are as follows:

	Nine Months Ended	Year ended
	September 30,	December 31,
	2026	2025

	(in thousands)
Beginning balance	$3,402	$3,049
Currency translation	(101)	353
Ending balance	$3,301	$3,402

Amortization

As of September 30, 2026, the expected amortization expense for all amortizable intangible assets during the next five fiscal years ending December 31 and thereafter is as follows:

(in thousands)
2026 (excluding the nine months ended September 30, 2026)	$7,394
2027	29,578
2028	29,578
2029	29,578
2030	29,578
Thereafter	482,197
Total amortizable intangible assets	607,903
Indefinite-lived intangibles	32,526
Total intangibles (net of accumulated amortization)	$640,429

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2026	2025

	(in thousands)
Raw materials and supplies	$103,185	$106,832
Work in process	40,630	40,440
Finished goods	30,105	29,618
Total inventories	$173,920	$176,890

Charges of $1.3 million and $6.2 million were included in the cost of revenues in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2026, respectively, to adjust the Company’s inventory and related firm purchase commitments to their net realizable value. For the three and nine months ended September 30, 2025, charges of $1.3 million and $4.2 million were included in the cost of revenues, respectively, to adjust the Company’s inventory and related firm purchase commitments to their net realizable value.

Note 11. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	September 30,	December 31,
	2026	2025

	(in thousands)
Buildings	$196,758	$196,675
Leasehold improvements	46,537	46,098
Land	7,516	7,554
Machinery and equipment	311,181	302,330
Furniture, fixtures, and automobiles	43,337	39,769
Construction in progress	36,737	24,407
Total property, plant, and equipment	642,066	616,833
Less: accumulated depreciation	(329,195)	(306,266)
Total property, plant, and equipment, net	$312,871	$310,567

Note 12. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2026	2025

	(in thousands)
Accrued customer fees and rebates	$67,285	$56,362
Accrued payroll and related benefits	33,852	26,318
Accrued product returns, current portion	19,857	18,568
Other accrued liabilities	12,593	14,508
Total accrued liabilities	133,587	115,756
Accounts payable	34,481	32,592
Total accounts payable and accrued liabilities	$168,068	$148,348

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Debt

Debt consists of the following:

	September 30,	December 31,
	2026	2025

	(in thousands)
Convertible Debt

2029 Convertible Notes	$345,000	$345,000

Term Loan

Wells Fargo Term Loan due June 2028	250,000	250,000

Other Loans and Payment Obligations

French government loans due December 2026	62	56

Line of Credit Facilities

Line of credit facility with China Merchant Bank due July 2029	—	—
Wells Fargo Revolving line of credit facility due June 2028	—	—
Line of credit facility with ICBC Bank due November 2033	25,223	24,649

Equipment under Finance Leases	158	264
Total debt	620,443	619,969
Less: current portion of long-term debt	2,505	1,641
Less: loan issuance costs	7,441	9,579
Long-term debt, net of current portion and unamortized debt issuance costs	$610,497	$608,749

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

In connection with the issuance of the 2029 Convertible Notes, the Company incurred approximately $10.8 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees. Unamortized debt issuance costs related to the 2029 Convertible Notes were $4.8 million and $6.3 million as of September 30, 2026 and December 31, 2025, respectively. The fair value of the 2029 Convertible Notes was approximately $321.5 million as of September 30, 2026 based on Level 2 inputs.

For each of the three and nine months ended September 30, 2026 and 2025, the total interest expense related to the 2029 Convertible Notes was $2.2 million and $6.7 million, with coupon interest expense of $1.7 million and $5.2 million, and the amortization of debt issuance cost of $0.5 million and $1.5 million, respectively.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Line of Credit Facility with China Merchant Bank – Due July 2029

In July 2026, the Company renewed the credit agreement with China Merchant Bank, and allows the Company to borrow up to $4.5 million. The credit period is for 36 months and expires in July 2029.

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

The loan bears interest at the prime rate as published by The People’s Bank of China minus 0.2%. Interest payments are due quarterly and repayment of the principal amount is biannual and began in May 2026.

Interest Rate Swap Contract

As of September 30, 2026, the fair value of the loans listed above approximated their carrying amount based on Level 2 inputs, with the exception of the 2029 Convertible Notes. For the Wells Fargo Term Loan, the Company has entered into a fixed interest rate swap contract to exchange the variable interest rates for fixed interest rates. The interest rate swap contract is recorded at fair value in the other asset or other long-term liability line in the Company’s condensed consolidated balance sheets while changes in the fair value are recorded in Other income (expenses), net, in the Company’s condensed consolidated statements of operations. Changes in the fair values of interest rate swaps were a $3.0 million gain and a $7.1 million gain for the three and nine months ended September 30, 2026, respectively. Changes in the fair values of interest rate swaps resulted in an immaterial amount for the three months ended September 30, 2025. For the nine months ended September 30, 2025, the change in the fair values of interest rate swaps was a loss of $4.6 million.

Covenants

At September 30, 2026 and December 31, 2025, the Company was in compliance with all of its debt covenants.

Note 14. Income Taxes

The following table sets forth the Company’s income tax provision for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Income before taxes	$49,064	$21,513	$97,660	$91,710
Income tax provision	11,301	4,163	23,129	18,045
Net income	$37,763	$17,350	$74,531	$73,665
Income tax provision as a percentage of income before income taxes	23.0%	19.4%	23.7%	19.7%

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

Note 15. Stockholders' Equity

Share Buyback Program

Pursuant to the Company’s existing share buyback program, the Company purchased 21,747 and 3,678,467 shares of its common stock, during the three and nine months ended September 30, 2026, for total consideration of $0.4 million and $74.6 million, respectively. The Company purchased 172,920 shares and 2,108,616 shares of its common stock during the three and nine months ended September 30, 2025, for total consideration of $4.9 million and $54.9 million, respectively.

In November 2026, the Company’s Board of Directors authorized a $50.0 million increase to the Company’s share buyback program, which is expected to continue for an indefinite period of time. Since the inception of the program announced and approved by the Board on November 2014, the Board has authorized a total of $535.0 million in the share buyback program. The primary goal of the program is to offset dilution created by the Company’s equity compensation programs.

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

As of September 30, 2026, the Company reserved an aggregate of 4,605,873 shares of common stock for future issuance under the Amended 2015 Plan.

2014 Employee Stock Purchase Plan

As of September 30, 2026, the Company has issued 1,563,625 shares of common stock under the ESPP and 436,375 shares of its common stock remain available for issuance under the ESPP.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2026, the Company issued 120,579 shares at a purchase price of $16.02 per share under the ESPP. For the three and nine months ended September 30, 2026, the Company recorded ESPP expense of $0.3 million and $1.0 million, respectively. For the three and nine months ended September 30, 2025, the Company recorded ESPP expense of $0.2 million and $0.9 million, respectively.

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

The weighted-averages for key assumptions used in determining the fair value of options granted are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Average volatility	44.8%	41.6%	43.5%	40.9%
Average risk-free interest rate	4.4%	4.1%	4.0%	4.2%
Weighted-average expected life in years	5.5	6.0	6.2	6.2
Dividend yield rate	—%	—%	—%	—%

A summary of option activity under all plans for the nine months ended September 30, 2026, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value(1)
				(in thousands)
Outstanding as of December 31, 2025	6,884,390	$25.75
Options granted	1,845,006	19.14
Options exercised	(305,009)	14.31
Options forfeited	(59,293)	28.97
Options expired	(475,781)	23.53
Outstanding as of September 30, 2026	7,889,313	$24.76	6.05	$36,695
Exercisable as of September 30, 2026	4,798,554	24.61	4.25	$24,543
Vested and expected to vest as of September 30, 2026	7,670,650	24.81	5.97	$35,699
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s stock for those awards that have an exercise price below the closing price of the Company’s common stock on September 30, 2026.

For the three and nine months ended September 30, 2026, the Company recorded expense of $3.4 million and $11.4 million, respectively, related to stock options granted under all plans. For the three and nine months ended September 30, 2025, the Company recorded expense of $3.0 million and $10.2 million, respectively, related to stock options granted under all plans.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to option grants and exercises is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands, except per share data)
Weighted-average grant date fair value per share	$9.01	$12.46	$9.27	$13.22
Intrinsic value of options exercised	651	370	2,442	11,125
Cash received from options exercised	2,202	411	4,364	5,797
Total fair value of the options vested during the period	217	88	13,260	11,902

A summary of the status of the Company’s non-vested options as of September 30, 2026, and changes during the nine months ended September 30, 2026, are presented below:

		Weighted-Average
		Grant Date
	Options	Fair Value
Non-vested as of December 31, 2025	2,153,209	$15.73
Options granted	1,845,006	9.27
Options vested	(848,163)	15.63
Options forfeited	(59,293)	13.74
Non-vested as of September 30, 2026	3,090,759	11.94

As of September 30, 2026, there was $26.4 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock options granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.6 years and will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to certain employees and members of the Board of Directors with a vesting period of up to four years. The grantee receives one share of common stock at a specified future date for each RSU awarded. The RSUs may not be sold or otherwise transferred until vested. The RSUs do not have any voting or dividend rights prior to the issuance of the underlying common stock. The share-based compensation expense associated with these grants was based on the Company’s common stock fair value at the time of grant and is amortized over the requisite service period, which generally is the vesting period, using the straight-line method. For the three and nine months ended September 30, 2026, the Company recorded total expenses of $3.3 million and $11.0 million, respectively, related to RSU awards granted under all plans. For the three and nine months ended September 30, 2025, the Company recorded expenses of $3.0 million and $10.0 million, respectively, related to RSU awards granted under all plans.

As of September 30, 2026, there was $27.6 million of total unrecognized compensation cost, net of forfeitures, related to non-vested RSUs granted under all plans. The cost is expected to be recognized over a weighted-average period of 2.6 years and will be adjusted for future changes in estimated forfeitures.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information relating to RSU grants and deliveries is as follows:

		Total Fair Market
	Number of	Value of RSUs
	RSUs	Issued(1)
		(in thousands)
RSUs outstanding at December 31, 2025	1,007,433
RSUs granted	892,745	$17,092
RSUs forfeited	(28,155)
RSUs vested(2)	(391,990)
RSUs outstanding at September 30, 2026	1,480,033
(1)	The total FMV is derived from the number of RSUs granted times the closing stock price on the date of grant.
(2)	Of the vested RSUs, 136,285 shares of common stock were surrendered to fulfill tax withholding obligations.

Share-based Compensation Expense

The Company recorded share-based compensation expense, which is included in the Company’s condensed consolidated statements of operations, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Cost of revenues	$1,408	$1,274	$5,421	$5,012
Operating expenses:
Selling, distribution, and marketing	348	301	1,067	925
General and administrative	4,586	4,140	14,236	12,777
Research and development	665	582	2,647	2,358
Total share-based compensation expense	$7,007	$6,297	$23,371	$21,072

Note 16. Employee Benefits

401(k) Plan

The Company has a defined contribution 401(k) plan, or the Plan, whereby eligible employees voluntarily contribute up to a defined percentage of their annual compensation. The Company matches contributions at a rate of 50% on the first 6% of employee contributions, and pays the administrative costs of the Plan. Total employer contributions for the three and nine months ended September 30, 2026 were approximately $0.6 million and $2.1 million, respectively, compared to the prior year expense of $0.6 million and $2.0 million for the three and nine months ended September 30, 2025, respectively.

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

The liability under the plan is based on a discount rate of 3.95% as of September 30, 2026 and December 31, 2025. The liability is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The plan is currently unfunded, and the benefit obligation under the plan was $2.7 million at September 30, 2026 and December 31, 2025. The Company recorded an immaterial amount of expense under the plan for each of the three and nine months

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ended September 30, 2026 and 2025. Gains or losses due to change in actuarial valuation of the Company’s defined benefit pension plan was not material to the Company’s condensed consolidated financial statements.

Non-qualified Deferred Compensation Plan

In December 2019, the Company established a non-qualified deferred compensation plan. The plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution at the discretion of the Company. The plan obligations are payable upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants can allocate their deferred compensation amongst various investment options with earnings accruing to the participant. The Company has established a Rabbi Trust to fund the plan obligations and to hold the plan assets. Eligible participants began contributing to the plan in January 2020. The plan assets were valued at approximately $16.6 million and $14.5 million as of September 30, 2026 and December 31, 2025, respectively. The plan liabilities were valued at approximately $17.4 million and $15.0 million as of September 30, 2026 and December 31, 2025, respectively. The plan assets and liabilities are included in other long-term assets and other long-term liabilities, respectively, on the Company’s condensed consolidated balance sheets.

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

In June 2026, the Company achieved the first annual net sales milestone of $175.0 million under the Purchase Agreement, triggering a milestone payment of $100.0 million that was paid in the third quarter of 2026. The milestone payment was allocated to the acquired intangible assets and property, plant and equipment in the Company’s condensed consolidated balance sheet on a basis consistent with their estimated relative fair values at the acquisition date, as follows:

Amount
(in thousands)
BAQSIMI® product rights	$94,499
Property, plant, and equipment	5,501
Total assets acquired	$100,000

The Company is amortizing the additional cost basis of the intangible asset using the straight-line method over its remaining estimated useful life of 21 years.

As of September 30, 2026 the Company has made total cash payments to Lilly of $729.0 million under the Purchase Agreement, including the upfront payment and guaranteed first anniversary payment totaling $625.0 million, the $4.0

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

million payment upon assignment of certain contracts after the first anniversary of the closing, and a milestone payment of $100.0 million.

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

The Company is also obligated to make cash payments to Anji, consisting of up to $42.0 million in development-based milestone payments and up to $225.0 million in sales-based milestone payments, subject to the achievement of the applicable development and sales milestone events respectively, and royalty payments of 5% on net sales, not to exceed a maximum annual amount of $22.5 million each calendar year for each Licensed Product and a maximum accumulated amount of $60.0 million for each Licensed Product. The Company is also required to pay Anji a certain percentage of sublicense income received from the sublicense transactions. The term of this License Agreement will expire, on a Licensed Product-by-Licensed Product and region-by-region basis, on the tenth anniversary of the first commercial sale of such Licensed Product in the applicable region in the Territory, with the Company having the right to extend the License Agreement until the earlier of ten additional years or the expiration, lapse, or invalidation of the last remaining valid claim of the patents licensed by Anji to the Company that covers the Licensed Products in the Territory. Through September 30, 2026, the Company has not triggered any milestones and therefore no amounts have been recognized or paid.

Licensing Agreement with Nanjing Hanxin Pharmaceutical Technology Co., Ltd.

In January 2026, the Company and Nanjing Hanxin Pharmaceutical Technology Co., Ltd., or Hanxin, a related party, entered into a license agreement pursuant to which Hanxin has granted the Company an exclusive license to certain intellectual property controlled by Hanxin to develop, make, use and commercialize products incorporating or comprising corticotropin compound, or corticotropin, in the United States and Canada, or the Territory. Hanxin has also been granted a non-exclusive license under certain intellectual property controlled by the Company to develop, make, use and commercialize corticotropin outside the Territory.

As part of the agreement, the Company made an upfront payment of $2.0 million during the nine months ended September 30, 2026, which was recorded as a research and development expense in the Company’s condensed consolidated statement of operations.

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is also obligated to make cash payments to Hanxin, consisting of up to $14.0 million in development milestone payments and up to $75.0 million in sales milestone payments, subject to the achievement of the applicable development and sales milestone events respectively, and royalty payments of 5% on net sales, not to exceed a maximum annual amount of $7.5 million each calendar year and a maximum accumulated amount of $60.0 million for corticotropin. Hanxin will pay to the Company a royalty payment of net sales of corticotropin that are based on any patents licensed by the Company to Hanxin under the License Agreement or regulatory exclusivity covering corticotropin. The term of the license agreement will expire, region-by-region basis, on the tenth anniversary of the first commercial sale of corticotropin in the applicable region, with the Company having the right to extend the license agreement until the earlier of ten additional years or the expiration, lapse, or invalidation of the last remaining valid claim of the patents licensed by Hanxin to the Company that covers the product. Through September 30, 2026, the Company has not triggered any milestones and therefore no amounts have been recognized or paid.

Note 18. Related Party Transactions

Hanxin Pharmaceutical Technology Co., Ltd.

The Company has an 11.5% ownership in Hanxin that is accounted for as an equity method investment. As of September 30, 2026, the Company held a seat on Hanxin’s board of directors, and Henry Zhang, the son of Dr. Jack Zhang, is an equity holder, the general manager, and the chairman of the board of directors of Hanxin. Additionally, Dr. Mary Luo and Dr. Jack Zhang, have an ownership interest in Hanxin through an affiliated entity. As a result, Hanxin is a related party.

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

During the three and nine months ended September 30, 2026, the Company recognized $2.4 million and $3.5 million, respectively, of revenue from manufacturing services provided to Hanxin. During the three months ended September 30, 2025, the Company recognized an immaterial amount of revenue from manufacturing services provided to Hanxin. During the nine months ended September 30, 2025, the Company recognized $0.3 million of revenue from manufacturing services provided to Hanxin. As of September 30, 2026, the Company had receivables of approximately $3.1 million from Hanxin under these agreements. As of December 31, 2025, the Company had an immaterial amount of receivables from Hanxin under these agreements.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three and nine months ended September 30, 2026, the Company paid $0.5 million under this agreement. During the three and nine months ended September 30, 2025, the Company paid an immaterial amount under this agreement. As of September 30, 2026 and December 31, 2025, the Company had an immaterial amount payable to Hanxin under this agreement.

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

During the three and nine months ended September 30, 2026, the Company paid an immaterial amount under this agreement. During the three months ended September 30, 2025, the Company did not make any payments under this agreement. During the nine months ended September 30, 2025, the Company paid an immaterial amount under this agreement. As of September 30, 2026 and December 31, 2025, the Company did not have any additional accruals payable to Letop.

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

During the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any revenue from the distribution agreement with Genreach. As of September 30, 2026 and December 31, 2025, the Company did not have any receivables from Genreach.

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

AMPHASTAR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three and nine months ended September 30, 2026, the Company recognized $0.2 million and $0.3 million, respectively, of revenue from the distribution agreement with Chengong. As of September 30, 2026, the Company did not have any receivables from Chengong.

Note 19. Litigation

Employee Litigation Matters

On April 15, 2024, a former employee initiated an employment litigation against the Company by filing a complaint, as amended, having individual and class action claims for alleged violations of the California Labor Code pertaining to California’s Private Attorneys General Act, or PAGA, wage and hour, and other state laws. This complaint was filed in the Superior Court of California for the County of Los Angeles. In the complaint, the plaintiff is seeking damages and related remedies under California law, as well as various penalty payments under the California Labor Code. In November 2024, the court ordered the plaintiff to dismiss the individual and class claims, with only the PAGA claim remaining. The parties have negotiated a confidential settlement agreement, which is pending the Courts approval.

On June 20, 2024, a former employee initiated an employment litigation against the Company and Roth Staffing Companies L.P. by filing a complaint having individual and class action claims for alleged violations of the California Labor Code pertaining to wage and hour, and other state laws. This complaint was filed in the Superior Court of California for the County of Los Angeles. In the complaint, the plaintiff is seeking damages and related remedies under California law, as well as various penalty payments under the California Labor Code. The Company has negotiated a settlement, which is pending the Courts approval.

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

As of September 30, 2026, the Company has accrued $1.0 million related to these employee litigations.

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

Our largest products by net revenues currently include BAQSIMI®, Primatene MIST®, epinephrine, lidocaine, and glucagon.

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

We take the matters identified in the Warning Letter seriously. Since the conclusion of the FDA inspection, IMS has implemented and is continuing to implement corrective actions. We have timely responded to the FDA regarding IMS’s remediation plan. We continue to work with the FDA to address the items identified in the Warning Letter. As described under “Backlog” and the Risk Factor entitled “We must manufacture our drug products at our facilities in conformity with cGMP regulations; failure to maintain compliance with cGMP regulations may prevent or delay the manufacture or marketing of our products or product candidates and may prevent us from gaining approval of our products,” in addition to the use of additional resources and temporary suspension of manufacturing of one immaterial product, which is not at risk of shortage in connection with the remediation plan, as of September 30, 2026, we experienced a backlog of various products that are manufactured at our IMS facility. At this time, we do not anticipate a material adverse effect on our overall business operations and sales.

Business Segments

Our performance is assessed and resources are allocated based on one reportable segment, pharmaceutical products.

For more information regarding our segments, see “Part I – Item 1. Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements – Note 5. Segment Reporting.”

Results of Operations

Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025

Net revenues

	Three Months Ended
	September 30,		Change
	2026	2025	Dollars	%

	(in thousands)
Net revenues	$207,608	$191,840	$15,768	8%
Cost of revenues	$107,979	$93,194	$14,785	16%
Gross profit	$99,629	$98,646	$983	1%
as % of net revenues	48%	51%

The following table summarizes our revenue by product for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,		Change
	2026	2025	Dollars	%

	(in thousands)
Net revenues:
BAQSIMI®	$58,804	$53,608	$5,196	10%
Primatene MIST®	31,461	28,808	2,653	9%
Lidocaine	16,638	12,932	3,706	29%
Epinephrine	15,273	18,789	(3,516)	(19)%
Glucagon	8,575	13,558	(4,983)	(37)%
Ipratropium bromide	6,645	—	6,645	N/A
Other products	70,212	64,145	6,067	9%
Total net revenues	$207,608	$191,840	$15,768	8%

The increase in sales of BAQSIMI® during the quarter was primarily due to an increase in unit volumes, contributing $7.4 million in sales driven by our continued marketing efforts. This increase was partially offset by a lower average selling price, as a result of a change in gross-to-net discounts due to changes in chargebacks and rebates and changes to the customer mix, impacting sales of approximately $2.2 million. Primatene MIST® sales increased primarily due to a higher average selling price, contributing $1.6 million in sales, as a result of a price increase that went into effect in the second quarter of 2026, as well as an increase in unit volumes, contributing $1.0 million in sales, as in-store demand for Primatene MIST® continues to grow. Lidocaine sales increased primarily due to an increase in unit volumes as a result of an increase in demand caused by other supplier shortages. Ipratropium bromide, which we launched in the second quarter of 2026 continued to have strong sales during the quarter. Sales of epinephrine decreased primarily due to lower unit volumes of our pre-filled syringe product, resulting from slower product releases associated with ongoing efforts at our IMS subsidiary. The decrease in sales of glucagon was due to a lower average selling price, as a result of increased competition. The increase in other products was primarily due to sales of teriparatide of $6.4 million, which launched in December 2025. Additionally, API sales from our ANP subsidiary of $6.2 million, compared to $1.9 million in the third quarter of 2025 positively impacted sales. These increases were partially offset by a decrease in sales of several products manufactured at our IMS facility due to ongoing remediation activities.

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

Backlog

A significant portion of our customer shipments in any period relate to orders received and shipped in the same period, generally resulting in low product backlog relative to total shipments at any time. However, as of September 30, 2026, we experienced a backlog of approximately $12.5 million for various products that are manufactured at our IMS facility related to a temporary slowdown in product releases as we continue the remediation efforts from an FDA warning letter at that facility. Historically, our backlog has not been a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Gross Margins

The decrease in gross margins was primarily driven by lower average selling prices for BAQSIMI®, glucagon, and epinephrine multi-dose vials, which are higher-margin products. Additionally, our manufacturing expense increased as a result of remediation efforts at our IMS facility in response to the FDA warning letter, as well as the expansion of our manufacturing facilities in Rancho Cucamonga, CA. This decrease was partially offset by our recently launched products that include teriparatide and ipratropium bromide, both of which are higher-margin products.

Manufacturing expenses are expected to continue to increase as we remediate the conditions which led to the FDA warning letter at our IMS facility.

Selling, distribution and marketing, and general and administrative

	Three Months Ended
	September 30,		Change
	2026	2025	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$11,934	$11,505	$429	4%
General and administrative	$16,844	$39,467	$(22,623)	(57)%

The increase in selling, distribution and marketing expenses was primarily due to increased freight expense. The decrease in general and administrative expenses was primarily due to a litigation provision of $23.1 million that was recorded in the third quarter of 2025 for a litigation matter that was settled in the fourth quarter of 2025.

Legal fees may fluctuate from period to period due to the timing of patent challenges and other litigation matters.

Research and development

	Three Months Ended
	September 30,		Change
	2026	2025	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$9,688	$8,291	$1,397	17%
Clinical trials	532	352	180	51%
FDA fees	15	45	(30)	(67)%
Materials and supplies	2,583	1,035	1,548	150%
Depreciation	3,910	3,627	283	8%
Other expenses(1)	3,350	9,004	(5,654)	(63)%
Total research and development expenses	$20,078	$22,354	$(2,276)	(10)%
(1)	Includes the upfront payment of $5.3 million in 2025 relating to the licensing agreement with Nanjing Anji Biotechnology Co., Ltd.

Research and development expenses consist primarily of costs associated with the research and development of our product candidates including the cost of developing APIs. We expense research and development costs as incurred.

The decrease in research and development expenses was primarily due to the $5.3 million upfront payment for the licensing agreement that we entered into with Nanjing Anji Biotechnology Co., Ltd, or Anji, in the third quarter of 2025. This decrease was partially offset by an increase in material and supply expenses, primarily for our insulin and proprietary pipeline products, as well as an increase in salary and personnel-related expense.

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

Non-operating expenses, net

	Three Months Ended
	September 30,		Change
	2026	2025	Dollars	%

	(in thousands)
Non-operating expenses:
Interest income	$2,287	$2,246	$41	2%
Interest expense	(6,760)	(6,284)	(476)	8%
Other income, net	2,764	231	2,533	NM
Total non-operating expenses, net	$(1,709)	$(3,807)	$2,098	(55)%

The change in non-operating expenses, net, is primarily a result of foreign currency fluctuation, as well as the mark-to-market adjustments relating to our interest rate swap contract during the three months ended September 30, 2026.

Income tax provision

	Three Months Ended
	September 30,		Change
	2026	2025	Dollars	%

	(in thousands)
Income tax provision	$11,301	$4,163	$7,138	171%
Effective tax rate	23%	19%

Our effective tax rate for the three months ended September 30, 2026 increased in comparison to the three months ended September 30, 2025, primarily due to differences in pre-tax income positions and timing of discrete tax items. For more information regarding our income taxes, see “Part I – Item 1. Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements – Note 14. Income Taxes.”

Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025

Net revenues

	Nine Months Ended
	September 30,		Change
	2026	2025	Dollars	%

	(in thousands)
Net revenues	$562,682	$536,782	$25,900	5%
Cost of revenues	$299,261	$266,395	$32,866	12%
Gross profit	$263,421	$270,387	$(6,966)	(3)%
as % of net revenues	47%	50%

The following table summarizes our revenue by product for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,		Change
	2026	2025	Dollars	%

	(in thousands)
Net revenues:
BAQSIMI®	$136,741	$138,650	$(1,909)	(1)%
Primatene MIST®	82,228	80,739	1,489	2%
Epinephrine	50,340	53,556	(3,216)	(6)%
Lidocaine	45,137	41,575	3,562	9%
Glucagon	29,650	55,003	(25,353)	(46)%
Ipratropium bromide	15,056	—	15,056	N/A
Other products	203,530	167,259	36,271	22%
Total net revenues	$562,682	$536,782	$25,900	5%

In April 2026, we launched our ipratropium bromide HFA inhalation aerosol, which was approved by the FDA in February 2026.

The decrease in sales of BAQSIMI® was primarily due to a lower average selling price, as a result of a change in gross-to-net discounts due to changes in chargebacks and rebates and changes to the customer mix, impacting sales of approximately $17.8 million. This decrease was partially offset by an increase in unit volumes, contributing $15.9 million in sales driven by our continued marketing efforts. Primatene MIST® sales increased primarily due to an increase in average selling price, as a result of a price increase that went into effect in the second quarter of 2026. Lidocaine sales increased primarily due to an increase in unit volumes as a result of an increase in demand caused by other supplier shortages. The decrease in sales of epinephrine was due to a decrease in our epinephrine multi-dose vial product, as a result of increased competition, impacting sales by $5.8 million. This decrease was partially offset by an increase in demand for our epinephrine pre-filled syringe, as a result of other supplier shortages, contributing $2.6 million in sales. The decrease in sales of glucagon was due to lower average selling price, which impacted sales by $19.7 million, as well as a decrease in unit volumes, impacting sales by $5.7 million, as a result of increased competition. The increase in other products was primarily due to teriparatide sales of $13.0 million, which we launched in December 2025. Additionally, the increase in sales of iron sucrose was primarily due to an increase in unit volumes as the prior year period did not include a full year of sales as we launched the product in August 2025. Albuterol sales increased primarily due to an increase in unit volumes, as we continue to see positive growth since its launch in August 2024. Additionally, an increase in dextrose and sodium bicarbonate sales as a result of an increase in demand caused by other supplier shortages, and API sales from our ANP subsidiary positively impacted sales.

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

Gross Margins

The decrease in gross margins was impacted by lower average selling prices for our higher margin products, including BAQSIMI®, glucagon, phytonadione, and epinephrine multi-dose vials. Additionally, our manufacturing expenses increased as a result of the remediation efforts at our IMS facility in response to an FDA warning letter, as well as the expansion of our manufacturing facilities in Rancho Cucamonga, CA.

Manufacturing expenses are expected to continue to increase as we remediate the conditions which led to the FDA warning letter at our IMS facility.

Selling, distribution and marketing, and general and administrative

	Nine Months Ended
	September 30,		Change
	2026	2025	Dollars	%

	(in thousands)
Selling, distribution, and marketing	$37,196	$33,606	$3,590	11%
General and administrative	$53,114	$69,454	$(16,340)	(24)%

The increase in selling, distribution and marketing expenses was primarily due to an increase in freight expense and increased marketing efforts for BAQSIMI®. The decrease in general and administrative expenses was primarily due to a litigation provision of $23.1 million that was recorded in the third quarter of 2025 for a litigation matter that was settled in the fourth quarter of 2025. This decrease was partially offset by increases in expenses associated with implementing a new ERP system and salary and personnel-related expenses.

Legal fees may fluctuate from period to period due to the timing of patent challenges and other litigation matters.

Research and development

	Nine Months Ended
	September 30,		Change
	2026	2025	Dollars	%

	(in thousands)
Salaries and personnel-related expenses	$29,261	$25,437	$3,824	15%
Clinical trials	5,608	1,489	4,119	277%
FDA fees	44	1,554	(1,510)	(97)%
Materials and supplies	10,101	8,735	1,366	16%
Depreciation	11,604	10,788	816	8%
Other expenses(1)(2)	12,361	14,527	(2,166)	(15)%
Total research and development expenses	$68,979	$62,530	$6,449	10%
(1)Includes the upfront payment of $2.0 million in 2026 relating to the licensing agreement with Hanxin Pharmaceutical Technology Co., Ltd.
(2)	Includes the earnest payment and upfront payment totaling $6.0 million in 2025 relating to the licensing agreement with Anji.

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

Non-operating expenses, net

	Nine Months Ended
	September 30,		Change
	2026	2025	Dollars	%

	(in thousands)
Non-operating expenses:
Interest income	$6,974	$6,256	$718	11%
Interest expense	(19,972)	(18,851)	(1,121)	6%
Other income (expenses), net	6,526	(492)	7,018	NM
Total non-operating expenses, net	$(6,472)	$(13,087)	$6,615	(51)%

The change in non-operating expenses, net, is primarily a result of foreign currency fluctuation, as well as the mark-to-market adjustments relating to our interest rate swap contract during the nine months ended September 30, 2026.

Income tax provision

	Nine Months Ended
	September 30,		Change
	2026	2025	Dollars	%

	(in thousands)
Income tax provision	$23,129	$18,045	$5,084	28%
Effective tax rate	24%	20%

Our effective tax rate for the nine months ended September 30, 2026 increased in comparison to the nine months ended September 30, 2025, primarily due to differences in pre-tax income positions and timing of discrete tax items. For more information regarding our income taxes, see “Part I – Item 1. Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements – Note 14. Income Taxes.”

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

Our cash obligations include the principal and interest payments due on our existing loans, and finance and operating lease payments. In addition, upon the achievement of various development, regulatory and commercial milestones for agreements we have entered into, we are contractually obligated to pay additional amounts that, in the aggregate, are significant. These payments are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring, and any resulting cash requirements are managed through our operating budgeting processes. As of September 30, 2026, the maximum amount that may be payable in the future for agreements we have entered into with third parties is approximately $1.1 billion. These obligations are described further throughout this Quarterly Report.

As of September 30, 2026, our foreign subsidiaries collectively held $16.5 million in cash and cash equivalents. Cash or cash equivalents held at foreign subsidiaries are not available to fund the parent company’s operations in the United States. We believe that our cash reserves, operating cash flows, and borrowing availability under our credit facilities will be sufficient to fund our operations for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. We expect additional cash flows to be generated in the longer term from future product launches, although there can be no assurance as to the receipt of regulatory approval for any product candidates that we are developing or the timing of any product launches, which could be lengthy or ultimately unsuccessful.

Working capital decreased $56.6 million to $421.3 million at September 30, 2026, compared to $477.9 million at December 31, 2025.

Cash Flows from Operations

The following table summarizes our cash flows provided by and used in operating, investing, and financing activities for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$142,464	$123,252
Investing activities	(35,827)	(9,763)
Financing activities	(72,032)	(49,052)
Effect of exchange rate changes on cash	(194)	219
Net increase in cash, cash equivalents, and restricted cash	$34,411	$64,656

Sources and Use of Cash

Operating Activities

Net cash provided by operating activities was $142.5 million for the nine months ended September 30, 2026, which included net income of $74.5 million. Non-cash items comprised primarily of $53.3 million of depreciation and amortization, which includes $24.3 million related to depreciation of property, plant and equipment; $19.9 million related to amortization of intangible assets; $6.5 million related to amortization of operating lease right-of-use assets; $2.6 million related to amortization of discounts, premiums, and debt issuance costs; and share-based compensation expense of $23.4 million.

Additionally, for the nine months ended September 30, 2026, there was a net cash outflow from changes in operating assets and liabilities of $5.2 million, which resulted primarily from increases in accounts receivables, which was partially offset by an increase in accounts payable and accrued liabilities and a decrease in inventories. The increase in accounts receivables was primarily due to the timing of sales. Accounts payable and accrued liabilities increased primarily due to the increase in accrued customer fees and rebates.

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

Investing Activities

Net cash used in investing activities was $35.8 million for the nine months ended September 30, 2026, primarily as a result of the BAQSIMI® milestone payment of $100.0 million that was paid in the third quarter of 2026 and included $94.5 million that was allocated to acquired intangible assets and $5.5 million allocated to property, plant and equipment. We used a total of $28.0 million in purchase of property, plant and equipment, which included $18.5 million in the United States, $3.7 million in France, and $5.8 million in China. This was partially offset by a net cash inflow of $88.8 million from sales and purchases of investments during the period.

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

Financing Activities

Net cash used in financing activities was $72.0 million for the nine months ended September 30, 2026, primarily as a result of $75.1 million used to purchase treasury stock. This was partially offset by $3.7 million in net proceeds from the settlement of share-based compensation awards under our equity plan.

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

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Historically, revisions to our estimates have not resulted in a material change to the financial statements. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies as compared to the critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

All facilities of Amphastar, our subsidiaries and our CMOs and suppliers are periodically subject to inspection by the FDA and other governmental entities, and operations at these facilities could be interrupted or halted if the FDA or another governmental entity deems such inspections as unsatisfactory. For example, our facilities in Rancho Cucamonga, CA, South El Monte, CA, Canton, MA, Éragny Sur Epte, France, and Nanjing, China are subject to FDA cGMP inspections as well as pre-approval, routine and other inspections by the FDA, state, and other regulatory authorities and may be again in the future per applicable law. The facility of IMS, a subsidiary of the Company, located in South El Monte, CA was inspected by the FDA in December 2025 and received a Form 483, to which IMS responded in January 2026. Subsequently, in April 2026, the FDA notified IMS that the facility would be classified as “Official Action Indicated.” On July 2, 2026, IMS received a warning letter from the FDA, citing violations of cGMP regulations for finished pharmaceuticals but does not require IMS to stop manufacturing and distribution of its products. The Company and IMS have timely responded to the FDA regarding IMS’s remediation plan and continue to work with the FDA to address the items identified in the Warning Letter. As part of the interim measures and in consultation with FDA’s Drug Shortage Staff, IMS has voluntarily suspended the manufacture of one product, which is not at risk of shortage, to prioritize the manufacture and release of drug products identified as being at risk of shortage during the remediation process. As of September 30, 2026, we experienced a backlog of approximately $12.5 million for various products that are manufactured at our IMS facility related to a temporary slowdown in product releases as we continue the remediation efforts at the IMS facility. Aside from the use of additional resources and temporary suspension of one product in connection with the remediation plan, at this time, the Company does not anticipate a material adverse effect on the Company’s overall business operations and sales. The Company cannot, however, give any assurance that the FDA will be satisfied with IMS’s response or as to the timing of the resolution of the matters described in the Warning Letter. Until the deficiencies cited in the Warning Letter are resolved to the FDA's satisfaction, additional regulatory or legal action may be taken without further notice. If IMS is not able to resolve the deficiencies in a timely manner or as anticipated, there may be further backlog and a material adverse effect on our business or sales of products manufactured by IMS.

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

Jack Y. Zhang and Mary Z. Luo have each pledged shares of our common stock to secure funds borrowed under existing credit lines by UBS Group and its affiliates, or UBS, East West Bank, or East West, and Cathay Bank. As of September 30, 2026, UBS had extended combined credit lines of $15.0 million to Applied Physics & Chemistry Laboratories, Inc., or APCL, which is controlled by Dr. Zhang and Dr. Luo, East West had agreed to a loan of up to $12.0 million to Drs. Zhang and Luo, and Cathay Bank had agreed to a loan of up to $30.0 million to APCL and Dr. Luo. The UBS credit lines are secured by a pledge of 1,500,000 shares of our common stock currently held by APCL, the East West loan is secured by a pledge of 1,200,000 shares of our common stock held by APCL and Dr. Zhang, and the Cathay Bank loan is secured by a pledge of 3,000,000 shares of our common stock held by APCL and Dr. Luo. Interest on each of these loans accrues at market rates. UBS has an unlimited and unilateral right to call each of the credit lines for any reason whatsoever, and each of East West and Cathay Bank has acceleration rights to protect itself in the event of a default.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of our common stock.

Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet Be
		Average	Purchased as Part of	Purchased Under the Plans
	Total Number of Shares	Price Paid	Publicly Announced Plans	or Programs(1)(2)
Period	Purchased	per Share	or Programs(1)	(in millions)
July 1 - July 31, 2026	21,747	$20.12	21,747	$—
August 1 - August 31, 2026	—	—	—	—
September 1 - September 30, 2026	—	—	—	—
Total	21,747	$20.12	21,747
(1)	These repurchases were made under our previously authorized share buyback program (see “Part I – Item. 1. Financial Statements – Notes to the Condensed Consolidated Financial Statements – Note 15. Stockholders’ Equity – Share Buyback Program”).
(2)	On November 4, 2026, we announced that our Board of Directors authorized an increase of $50.0 million to our share buyback program. The share buyback program does not have an expiration date.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover Page Interactive File (Formatted as Inline XBRL and contained in Exhibit 101)
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

Date: November 5, 2026

AMPHASTAR PHARMACEUTICALS, INC. (Registrant)
By:	/s/ WILLIAM J. PETERS
William J. Peters
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 5, 2026